Form 10QSB
period 1998-12-31
FIRST CAPITAL INC
filed 1999-02-16
CIK 1070296

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

                                   (Mark One)
                                   ----------
 (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended DECEMBER 31,1998
                                               ----------------

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from______________ to ____________

                          Commission File No. 0-25023
                                              -------

                              First Capital, Inc.
                              -------------------
             (Exact name of registrant as specified in its charter)

                        Indiana                    35-2056949
          -------------------------------     ---------------------
          (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)      Identification Number)

                  220 Federal Drive NW, Corydon, Indiana  47112
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code 1-812-738-2198
                                                          --------------
                                 Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,291,824 shares of common stock were outstanding as of January 31, 1999.

                              FIRST CAPITAL, INC.


                                     INDEX

Part I    Financial Information                                                 Page
                                                                                ----

           Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of December 31, 1998 (unaudited)
             and June 30, 1998                                                   3

            Consolidated Statements of Income for the three months
             and six months ended December 31, 1998 and 1997 (unaudited)         4

            Consolidated Statements of Cash Flows for the six months
             ended December 31, 1998 and 1997 (unaudited)                        5

            Notes to consolidated financial statements (unaudited)              6-8

          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 9-14


Part II.  Other Information                                                    15-16



Signatures                                                                      17



                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,      June 30,
                                                              1998            1998
                                                          -----------       --------
                                                          (Unaudited)
ASSETS                                                           (In Thousands)
Cash and due from banks                                      $    947       $   895
Interest bearing deposits with banks                            8,872         5,240
Securities available for sale, at fair value                   10,010         4,848
Securities-held to maturity:
 Mortgage-backed securities                                     1,994         1,473
 Other debt securities                                            500         1,580
Loans receivable, net                                          77,343        74,887
Federal Home Loan Bank stock, at cost                             589           589
Foreclosed real estate                                              -           104
Premises and equipment                                          3,031         2,601
Accrued interest receivable                                       606           532
Cash value of life insurance                                    1,062         1,038
Other assets                                                      241           171
                                                             --------       -------
  Total Assets                                               $105,195       $93,958
                                                             ========       =======

LIABILITIES
Deposits                                                     $ 81,417       $77,462
Advances from Federal Home Loan Bank                            5,250         5,250
Advance payments by borrowers for
 taxes and insurance                                               43            34
Accrued interest payable on deposits                              446           373
Accrued expenses and other liabilities                            595           498
                                                             --------       -------
  Total Liabilities                                            87,751        83,617
                                                             --------       -------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
 Authorized 1,000,000 shares; none issued                           -             -
Common stock of $.01 par value per share
 Authorized 5,000,000 shares; issued 1,291,824 shares              13            13
Additional paid-in capital                                      9,446         2,154
Retained earnings-substantially restricted                      8,567         8,171
Unearned ESOP shares                                             (605)            -
Accumulated other comprehensive income-net
 unrealized gain on securities available for sale                  23             3
                                                             --------       -------
  Total Stockholders' Equity                                   17,444        10,341
                                                             --------       -------
  Total Liabilities and Stockholders' Equity                 $105,195       $93,958
                                                             ========       =======

See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                       Three Months Ended      Six Months Ended
                                                                           December 31,          December 31,
                                                                       ------------------      ----------------
                                                                         1998       1997        1998    1997
INTEREST INCOME                                                         (In Thousands, except per share data)
 Loans receivable                                                      $  1,629   $ 1,543       $3,229  $3,068
 Mortgage-backed securities                                                  32        30           51      63
 Other securities                                                           154        70          277     168
 Federal Home Loan Bank dividends                                            12        11           24      23
 Interest bearing deposits with banks                                        42        47           96      93
                                                                       ------------------       --------------
    Total interest income                                                 1,869     1,701        3,677   3,415

INTEREST EXPENSE
 Deposits                                                                   993       950        1,994   1,897
 Advances from Federal Home Loan Bank                                        77        74          151     176
                                                                       ------------------       --------------
    Total interest expense                                                1,070     1,024        2,145   2,073
    Net interest income                                                     799       677        1,532   1,342
 Provision for loan losses                                                    9         -           18       -
                                                                       ------------------       --------------
    Net interest income after provision for
      loan losses                                                           790       677        1,514   1,342
NON-INTEREST INCOME
 Loan fees and service charges                                               12         3           29      20
 Gain on sale of premises and equipment                                       -         -            -     169
 Service charges on deposit accounts                                         41        29           81      57
 Other income                                                                13        15           35      33
                                                                       ------------------       --------------
     Total non-interest income                                               66        47          145     279
                                                                       ------------------       --------------
NON-INTEREST EXPENSE
 Compensation and benefits                                                  279       230          483     433
 Occupancy and equipment                                                    100        72          184     157
 Deposit insurance premiums                                                  11        11           22      22
 Other operating expenses                                                   104        88          209     196
                                                                       ------------------       --------------
    Total non-interest expense                                              494       401          898     808
                                                                       ------------------       --------------
    Income before income taxes                                              362       323          761     813
 Income tax expense                                                         144       122          292     307
                                                                       ------------------       --------------
    Net Income                                                              218       201          469     506
OTHER COMPREHENSIVE INCOME, NET OF TAX
 Unrealized gain on securities:
 Unrealized holding gains arising during the period                          19         -           20      10
   Less:  reclassification adjustment                                         -         -            -       -
                                                                       ------------------       --------------
    Other comprehensive income                                               19         -           20      10
                                                                       ------------------       --------------
    Comprehensive Income                                               $    237   $   201       $  489  $  516
                                                                       ==================       ==============
    Net income per common share, basic                                    $0.17     $0.16        $0.36   $0.39
                                                                       ==================       ==============
    Net income per common share, dilluted                                 $0.17     $0.15        $0.36   $0.39
                                                                       ==================       ==============

See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Six Months Ended
                                                                              December 31,
                                                                        1998                1997
                                                                      --------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES                                         (In Thousands)
 Net income                                                            $    469            $   506
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of premiums and accretion of discounts                     (4)                 -
     Depreciation expense                                                    47                 18
     Gain on sale of premises and equipment                                   -               (169)
     Deferred income taxes                                                   25                  3
     Provision for loan losses                                               18                  -
     Increase in accrued interest payable                                    73                112
     (Increase) decrease in accrued interest receivable                     (74)                52
     Net change in other assets/liabilities                                 117                 78
                                                                       --------            -------
       Net Cash Provided By Operating Activities                            671                600
                                                                       --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing deposits with
      banks                                                              (3,632)             1,106
     Purchase of securities available for sale                           (8,127)                 -
     Proceeds from maturities of securities available for sale            3,000                  -
     Proceeds from maturities of securities held to maturity              1,080              3,953
     Purchase of securities held to maturity                               (646)                 -
     Principal collected on mortgage-backed securities                      128                  -
     Net increase in loans receivable                                    (2,474)            (3,603)
     Proceeds from sale of premises and equipment                             -                106
     Purchase of premises and equipment                                    (477)              (182)
     Increase in cash value of life insurance                               (24)               (23)
                                                                       --------            -------
       Net Cash Provided (Used) By  Investing Activities                (11,172)             1,357
                                                                       --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                             3,955              1,571
     Net increase in advances from Federal Home Loan Bank                     -             (4,000)
     Net proceeds from issuance of common stock                           6,671                  -
     Exercise of stock options                                                -                 22
     Dividends paid                                                         (73)               (71)
                                                                       --------            -------
       Net Cash Provided (Used) By Financing Activities                  10,553             (2,478)
                                                                       --------            -------

Net Increase (Decrease) in Cash and Due From Banks                           52               (521)
Cash and due from banks at beginning of period                              895              1,245
                                                                       --------            -------
Cash and Due From Banks at End of Period                               $    947            $   724
                                                                       ========            =======


See accompanying notes to consolidated financial statements.

                       FIRST CAPITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Presentation of Interim Information

    First Capital, Inc. ("Company") was incorporated by First Federal Bank, a Federal Savings Bank ("Bank") in September 1998 in connection with the conversion from the mutual holding company form of organization to the stock holding company form of organization. Upon consummation of the conversion on December 31, 1998, the Company became the holding company for the Bank and the former mutual holding company, First Capital, Inc., M.H.C. ("MHC") was merged with and into the Bank. Accordingly, the information presented in this report relates primarily to the Bank's operations.

    In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1998, and the results of operations for the three months and six months ended December 31, 1998 and 1997 and cash flows for the six months ended December 31, 1998 and 1997. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

    The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements.

    The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

2.  Supplemental Disclosures of Cash Flow Information

                            Six Months Ended
                              December 31,
                             1998     1997
                            -------  -------
                             (In Thousands)

       Cash payments for:
         Interest           $ 2,072  $ 1,961
         Taxes                  272      232

3.   Conversion and Stock Offering

     On December 31, 1998, the MHC and Bank completed a conversion and stock offering whereby the MHC was merged with and into the Bank with the Bank becoming a wholly-owned subsidiary of the Company which offered common stock to certain current and former depositor and borrower customers of the Bank in a subscription offering. The Company issued 768,767 shares of common stock for gross proceeds of $7,687,670 as a result of the offering. Total expenses in connection with the conversion and offering amounted to $401,507 and were charged against the proceeds from the offering.

     The Company also issued 523,057 common shares in exchange for the 204,015 common shares held by the public stockholders of the Bank pursuant to an exchange ratio resulting in the public stockholders of the Bank owning in the aggregate approximately 40.5% of First Capital, Inc. after the conversion and offering. The conversion was accounted for as a pooling of interests and accordingly, the June 30, 1998 balance sheet has been restated.

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


3.   Conversion and Stock Offering - continued

     In connection with the conversion, the Bank has established a leveraged employee stock ownership plan (ESOP) which acquired 8% of the common stock issued in the offering (61,501 common shares) funded by a term loan from the Company. The Bank will make annual contributions to the ESOP equal to the debt service requirements of the term loan. The ESOP shares are pledged as collateral for the loan and as the debt is repaid shares are released from collateral and allocated to participants. The ESOP shares pledged as collateral are reported as unearned ESOP shares in the balance sheet and the Company reports compensation cost equal to the current fair value of the ESOP shares released from collateral. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

4.   Comprehensive Income

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," effective July 1, 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three and six months ended December 31, 1998 and 1997:

                                         Three Months Ended    Six Months Ended
                                            December 31,         December 31,
                                            1998      1997      1998      1997
                                         ---------   -------  --------  --------
     Unrealized gains on securities:
         Unrealized holding gains
           arising during the period         $  31   $     -    $  34     $  17
         Income tax expense                    (12)        -      (14)       (7)
                                         ---------   -------    -----     -----
             Net of tax amount                  19         -       20        10
                                         ---------   -------    -----     -----
         Less:  reclassification
           adjustment for (gains)
           losses included in net
           income                                -         -        -         -
         Income tax expense (benefit)            -         -        -         -
                                         ---------   -------    -----     -----

             Other comprehensive
               income                        $  19   $     -    $  20     $  10
                                         =========   =======    =====     =====

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)



5.  Supplemental Disclosure for Earnings Per Share

                                                             Three months ended            Six months ended
                                                                December 31,                 December 31,
                                                              1998         1997           1998         1997
                                                            ----------  ----------     ----------    ----------

     Basic:
       Earnings:
          Net income                                        $  217,334  $  200,749     $  468,566    $  505,950
                                                            ----------  ----------     ----------    ----------
        Shares:
           Weighted average common
              shares outstanding                             1,291,824   1,291,824      1,291,824     1,291,824
                                                            ----------  ----------     ----------    ----------
          Net income per common share, basic                $     0.17  $     0.16     $     0.36    $     0.39
                                                            ==========  ==========     ==========    ==========

     Diluted:
       Earnings:                                            $  217,334  $  200,749     $  468,566    $  505,950
                                                            ----------  ----------     ----------    ----------
       Shares:
         Weighted average common
            shares outstanding                               1,291,824   1,291,824      1,291,824     1,291,824
          Add:  Dilutive effect of outstanding options           3,947       4,263          3,947         4,263
                                                            ----------  ----------     ----------    ----------
          Weighted average common
             shares outstanding, as adjusted                 1,295,771   1,296,087      1,295,771     1,296,087
                                                            ----------  ----------     ----------    ----------

     Net income per common share, diluted                   $     0.17  $     0.15     $     0.36    $     0.39
                                                            ==========  ==========     ==========    ==========


                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

Financial Condition

     Total assets increased 12% from $94.0 million at June 30, 1998 to $105.2 million at December, 1998, primarily as a result of increases in cash and interest bearing deposits with banks, securities available for sale and loans receivable, net, which was funded primarily by the net proceeds from the issuance of common stock in the conversion, and growth in deposits.

     Loans receivable, net, were $74.9 million at June 30, 1998, compared to $77.3 million at December 31, 1998, a 3.3% increase.

     The investment in mortgage-backed securities held-to-maturity increased from $1.5 million at June 30, 1998 to $2.0 million at December 31, 1998 as a result of purchases of $646,000 and repayments of $128,000.

     Other debt securities held to maturity decreased from $1.6 million at June 30, 1998 to $500,000 at December 31, 1998. During the six month period ended December 31, 1998, the Company had maturities of other debt securities with a carrying value of $1.1 million.

     Securities available for sale increased $5.2 million from $4.8 million at June 30, 1998 to $10 million at December 31, 1998 as a result of purchases of $8.2 million and maturities of $3.0 million.

      Cash and interest bearing deposits with banks increased from $6.1 million at June 30, 1998 to $9.8 million at December 31, 1998 as a result of excess liquidity funded by the net proceeds from the issuance of common stock and the growth in deposits.

     Total deposits increased from $77.5 million at June 30, 1998 to $81.4 million at December 31, 1998. The increase in deposits resulted primarily from growth in demand accounts and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost accounts.

     Total stockholders' equity increased from $10.3 million at June 30, 1998 to $17.4 million at December 31, 1998 as a result of retained net income of $396,000 and net proceeds from issuance of common stock of $6.7 million.

Results of Operations

     Net Income. Net income was $469,000 ($.35 per share diluted) for the six months ended December 31, 1998 compared to $506,000 ($.39 per share diluted) for the six months ended December 31, 1997. The results for 1997 included a one-time gain of $105,000, net of tax, associated with the sale of the Bank's old main office property. Excluding this one-time gain, net income increased $68,000 for 1998 compared to 1997 primarily from an increase in net interest income offset by an increase in non-interest expenses.

      Net income for the three months ended December 31, 1998 was $218,000 compared to $201,000 for the three months ended December 31, 1997. The increase in net income for 1998 compared to 1997 resulted primarily from an increase in net interest income offset by an increase in non-interest expenses.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

      Net interest income for the six month periods ended December 31, 1998 and 1997. Net interest income increased 14.2% from $1.3 million in 1997 to $1.5 million in 1998 as a result of the increase in interest-earning assets during 1998 and a decrease in the average cost of funds in 1998 compared to the same period in 1997.

     Total interest income increased $262,000, or 7.7% to $3.7 million for the six months ended December 31, 1998 compared to $3.4 million in the prior year as a result of a higher balance of interest-earning assets. Interest on loans receivable increased $161,000 and interest on other securities increased $109,000 as a result of a higher average balance in 1998.

     Total interest expense increased $72,000, or 3.5% to $2.2 million for the six months ended December 31, 1998 compared to $2.1 million for the six months ended December 31, 1998 as a result of the growth in deposits offset by a decrease in average borrowings from the Federal Home Loan Bank.

     The average yield on interest-earnings assets decreased from 8.14% in 1997 to 8.05% in 1998 while the average cost of interest-bearing liabilities decreased from 5.44% in 1997 to 5.21% in 1998 because of lower market interest rates.

     Net interest income for the three month periods ended December 31, 1998 and 1997. Net interest income increased from $677,000 for 1997 to $799,000 for 1998 primarily as a result of the increase in interest-earning assets during the three months ended December 31, 1998 compared to 1997.

     Total interest income increased $168,000, or 9.9% to $1.9 million for the three months ended December 31, 1998 compared to $1.7 million for the three months ended December 31, 1997.

      Total interest expense increased $46,000, or 4.5% to $1.1 million for the three months ended December 31, 1998 compared to $1.0 million for the three months ended December 31, 1998 due to the growth in deposits.

     Provision for loan losses. The provision for loan losses was $9,000 for the three month period ending December 31, 1998 and $18,000 for the six month period ending December 31, 1998. There was no provision for loan losses for the comparable periods in 1997. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. The Bank made provisions of $18,000 for the six months ended December 31, 1998 to increase the allowance for loan losses to an amount considered reasonable by management based on an evaluation as of December 31, 1998. The allowance was increased due to an increase in commercial real estate loans, which possess a higher inherent risk of loss than one-to-four family residential mortgage loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

      Non-interest income. Non-interest income decreased 48% to $145,000 for the six months ended December 31, 1998 compared to $279,000 for the six months ended December 31, 1997. The decrease is primarily the result of a one-time gain of $169,000 in 1997 associated with the sale of the Bank's old main office property. Service charges on deposit accounts increased $24,000 for the six month period in 1998 compared to 1997 due to the growth in transaction accounts during 1998.

      Non-interest expense. Non-interest expense increased by $90,000 for the six month period ended December 31, 1998. The increase results primarily from increases in compensation and benefits and occupancy and equipment expenses. Compensation and benefits expense increased $50,000 due to normal compensation increases and additional staff in the loan department in 1998. Occupancy and equipment costs have increased in 1998 compared to 1997 as a result of increased depreciation charges on the new main office and expenses related to the Year 2000 issue.

     Income tax expense. Income tax expense for the six month period ended December 31, 1998 was $292,000, compared to $307,000 for the same period in 1997. The effective tax rate for 1998 is 38.4% compared to 37.8% for 1997.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 1998, the Bank had cash and interest-bearing deposits with banks of $9.8 million and securities available-for-sale with a fair value of $10.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans. The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements. At December 31, 1998, the Bank's liquidity was 11.2%.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 1998, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 13.68%, 13.68% and 25.13%, respectively.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

Year 2000 Issues

The Bank is a user of computers, computer software, and equipment utilizing embedded microcontrollers that will be effected by the Year 2000 ("Y2K") issue. The Y2K issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may incorrectly recognize the year 2000. This inability to recognize or properly treat the Y2K issue may cause systems to process financial and operational information incorrectly. The Y2K issue presents several potential risks to the Bank:

1. The banking transactions of the Bank's customers are processed by one or more computer systems, either internal or external to the Bank. The failure of one or more of those systems to function as a result of the Y2K date change could result in the Bank's inability to properly process customer transactions. If that were to occur, the Bank could lose customers to other financial institutions, resulting in a loss of revenue.

2. A number of the Bank's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Bank's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loans with the Bank.

3. Concern on the part of certain depositors that the Y2K related problems could impair access to their deposit account balances following the Y2K date change could result in the Bank experiencing a deposit outflow prior to December 31, 1999.

4. The Bank contracts with several outside third parties for certain of its data processing and account servicing functions. Should the systems of one or more of those third parties fail to function properly after December 31, 1999, the Bank could be adversely affected.

5. Should the Y2K related problems occur which cause any of the Bank's systems, or the systems of the third parties upon which the Bank depends, to become inoperative, increased personnel costs could be incurred if additional staff is required to perform functions that the inoperative systems would have otherwise performed.

6. Certain utility services, such as electrical power and telecommunication services, could be disrupted if those services experience Y2K related problems. The Bank's Y2K contingency plan will address such possible situations.

Management believes it is not possible to estimate the potential lost revenue due to the Y2K issue, as the extent and longevity of such potential problems cannot be predicted. The Bank adopted a Y2K Action Plan in November 1997 to assess all systems to insure that they will function properly in the Y2K. This process involves separate phases which include: awareness, assessment, renovation, validation, and implementation.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY



During 1997, the Bank completed the systems assessment phase, identifying each internal system that could potentially be affected by the Y2K issue. Those systems include the Bank's in-house microcomputer systems and third party providers as well as equipment such as the alarm system, vault locks, telephone system, etc., that may contain embedded microprocessors. For each such system, an action plan was created to set forth the process for determining whether or not the system is Y2K compliant. Those determinations involved obtaining Y2K compliant certifications from vendors wherever possible, and by the Bank conducting its own validation testing.

The Bank has identified major commercial borrowers to assess their Y2K readiness and has requested information from those borrowers. The Bank expects to receive responses and evaluate those borrowers by June 30, 1999.

When the results of the Bank's validation testing programs have revealed that a particular system is not Y2K compliant, a contingency plan is formulated to either upgrade the system in order to meet the Y2K compliance requirements or replace the system with one that is certified as Y2K compliant. The Bank is currently in the validation and implementation phases of this process.

Other third parties upon which the Bank depends for processing include the Bank's automated teller machine network processor, correspondent banks, brokerage firms, and the pension plan administrator. These third parties have indicated their compliance or intended compliance with the Y2K. Should the testing of any third-party system or service reveal that such system or service is not Y2K compliant, a specific deadline will be set by which time the system or service must be brought into Y2K compliance. Should Y2K compliance not be achieved by the specified deadlines, the Bank has developed a contingency plan for each such external system or service. Those contingency plans document the action the Bank will take for each such non-compliant system.

In certain cases, such as the potential loss of electrical power or telecommunication services due to Y2K problems, testing by the Bank is either not practical or not possible. In those cases, contingency plans will be designed by June 30, 1999 that specify how the Bank will deal with such potential situations. For example, the Bank is considering the purchase or lease of an electrical power generator with sufficient capacity to allow the Bank to maintain critical functions in the event power from the electric utility is interrupted.

The Bank, as a federally chartered thrift institution, is regulated by the Office of Thrift Supervision. The federal regulators have established specific guidelines and time tables to follow in addressing the Y2K issue. The Bank is currently in compliance with the federally mandated Y2K guidelines and time tables.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY



As of December 31, 1998, the Bank is on schedule with its internal Y2K preparation efforts. All internal systems identified in the assessment phase of the project that are considered "mission critical" have either been tested for Y2K compliance or will be tested by March 31, 1999. The Bank's in-house computer system, its most critical processing system, has been certified by its respective hardware and software vendors as being Y2K compliant. The Bank has begun testing the system for Y2K compatibility and the testing to date has indicated that the system is Y2K compliant. All systems that have been determined to be Y2K compliant will be retested during 1999 following any material upgrades or enhancements. The Bank has replaced non-compliant microcomputer equipment and has installed and tested the related software for Y2K compliance. Other equipment containing embedded microprocessors have been certified as Y2K compliant by the applicable vendors. The Bank's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant, is approximately $75,000. As of December 31, 1998, approximately $25,000 has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment, is capitalized and amortized over their estimated useful lives.

                                    PART II
                               OTHER INFORMATION
                              FIRST CAPITAL, INC.


Item 1. Legal Proceedings

        Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on it's financial condition or operations.

Item 2. Changes in Securities and Use of Proceeds

        The following information is provided in connection with the Company's sale of its common stock as part of the conversion:

        a. The effective date of the Registration Statement on Form SB-2 (File No. 333-63515) was November 12, 1998.

        b. The offering was consummated on December 31, 1998 with the sale of all securities registered pursuant to the Registration Statement. Charles Webb & Company acted as marketing agent for the offering.

        c. The class of securities registered was common stock, par value $.01 per share. The aggregate amount of such securities registered and sold was 768,767 shares for an aggregate amount of $7,687,670. The Company also issued 523,057 common shares in exchange for the 204,015 common shares held by the public stockholders of the Bank.

        d. The Company incurred expenses in connection with the conversion and offering of $401,507, including expenses paid to or for underwriters of $136,723, attorney and accounting fees of $145,347 and other expenses of $119,437. The net proceeds to the Company after deducting expenses and the shares issued to the employee stock ownership plan were $6,671,153.

        e. The Company used $615,010 of the net proceeds to make a term loan to the Bank's employee stock ownership plan to purchase 61,501 common shares in the conversion and stock offering.

        f. The remaining net proceeds have been invested in interest bearing deposits with the banks, U.S. government agency securities and loans.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                    PART II
                               OTHER INFORMATION
                              FIRST CAPITAL, INC.



Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits
        --------

        3.1 Articles of Incorporation of First Capital, Inc. (incorporated by reference to Exhibit 3.1 of Registration Statement of Form SB-2, as amended, File No. 333-63515)

        3.2  Bylaws of First Capital, Inc. (incorporated by reference to Exhibit
             3.2 of Registration Statement of From SB-2, as amended, File No. 333-63515)

        8.1  Employment Agreement with James G. Pendleton

        8.2  Employment Agreement with Samuel E. Uhl

        8.3  Employment Agreement with M. Chris Frederick

        8.4  Employment Agreement with Joel E. Voyles

        8.5  Employee Severance Compensation Plan

        27   Financial Data Schedule

        No reports on Form 8-K were filed during the period covered by this report.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    FIRST CAPITAL, INC.
                                     (Registrant)



 Dated  February 11, 1999           BY: /s/James G. Pendleton
 ------------------------              --------------------------
                                       James G. Pendleton
                                       Chairman and CEO


 Dated  February 11, 1999           BY: /s/ Michael C. Frederick
 ------------------------              ---------------------------
                                       Michael C. Frederick
                                       Senior Vice President
                                          and Treasurer