Form 10QSB
period 1999-03-31
FIRST CAPITAL INC
filed 1999-05-14
CIK 1070296

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB

                                  (Mark One)
                                  ----------
 (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999
                                                --------------

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ___________ to ______________

                          Commission File No. 0-25023
                                              -------

                              FIRST CAPITAL, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

                    INDIANA                      35-2056949
          ----------------------------------------------------------
          (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)      Identification Number)

                  220 FEDERAL DRIVE NW, CORYDON, INDIANA  47112
                 ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code 1-812-738-2198
                                                          --------------
                                 Not applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,291,824 shares of common stock were outstanding as of April 30, 1999.

                              FIRST CAPITAL, INC.


                                     INDEX

PART I    FINANCIAL INFORMATION                                         PAGE
                                                                        ----
          ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1999 (unaudited)
          and June 30, 1998                                                3

          Consolidated Statements of Income for the three months
          and nine months ended March 31, 1999 and 1998 (unaudited)        4

          Consolidated Statements of Cash Flows for the nine months
          ended March 31, 1999 and 1998 (unaudited)                        5

          Notes to consolidated financial statements (unaudited)         6-8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           9-14

PART II.  OTHER INFORMATION                                            15-16


SIGNATURES                                                                17

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,               JUNE 30,
                                                                                    ---------               --------
                                                                                      1999                    1998
                                                                                      ----                    ----
                                                                                   (Unaudited)                  *
ASSETS                                                                                        (In Thousands)
Cash and due from banks                                                             $   1,365               $    895
Interest bearing deposits with banks                                                    4,221                  5,240
Securities available for sale, at fair value                                           20,665                  4,848
Securities-held to maturity:
  Mortgage-backed securities                                                              826                  1,473
  Other debt securities                                                                 4,000                  1,580
Loans receivable, net                                                                  79,877                 74,887
Federal Home Loan Bank stock, at cost                                                     612                    589
Foreclosed real estate                                                                      -                    104
Premises and equipment                                                                  3,356                  2,601
Accrued interest receivable                                                               620                    532
Cash value of life insurance                                                            1,073                  1,038
Other assets                                                                              220                    171
                                                                                    --------------------------------
    TOTAL ASSETS                                                                    $ 116,835               $ 93,958
                                                                                    ================================

LIABILITIES
Deposits                                                                            $  85,903               $ 77,462
Advances from Federal Home Loan Bank                                                   12,250                  5,250
Advance payments by borrowers for
  taxes and insurance                                                                      65                     34
Accrued interest payable on deposits                                                      539                    373
Accrued expenses and other liabilities                                                    576                    498
                                                                                    --------------------------------
    Total Liabilities                                                                  99,333                 83,617
                                                                                    --------------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued                                                  -                      -
Common stock of $.01 par value per share
  Authorized 5,000,000 shares; issued 1,291,824 shares                                     13                     13
Additional paid-in capital                                                              9,444                  2,154
Retained earnings-substantially restricted                                              8,751                  8,171
Unearned ESOP shares                                                                     (595)                     -
Accumulated other comprehensive income-net
  unrealized gain on securities available for sale                                       (111)                     3
                                                                                    --------------------------------
    Total Stockholders' Equity                                                         17,502                 10,341
                                                                                    --------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 116,835               $ 93,958
                                                                                    ================================


*  Derived from audited financial statements

         See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          MARCH 31,                        MARCH 31,
                                                                          ---------                        ---------
                                                                     1999           1998              1999            1998
                                                                     ----           ----              ----            ----
INTEREST INCOME                                                            (In Thousands, except per share data)
  Loans receivable                                                   $ 1,623       $ 1,554            $  4,852      $  4,622
  Mortgage-backed securities                                              55            28                 106            91
  Other securities                                                       235            58                 512           227
  Federal Home Loan Bank dividends                                        11            11                  35            34
  Interest bearing deposits with banks                                    53            38                 149           130
                                                                     ---------------------            ----------------------
       Total interest income                                           1,977         1,689               5,654         5,104

INTEREST EXPENSE
  Deposits                                                               992           949               2,986         2,846
  Advances from Federal Home Loan Bank                                    97            56                 248           232
                                                                     ---------------------            ----------------------
       Total interest expense                                          1,089         1,005               3,234         3,078
       Net interest income                                               888           684               2,420         2,026
  Provision for loan losses                                               11             -                  29             -
                                                                     ---------------------            ----------------------
       Net interest income after provision for
         loan losses                                                     877           684               2,391         2,026
NON-INTEREST INCOME
  Loan fees and service charges                                            9            11                  38            29
  Gain on sale of premises and equipment                                   -             -                   -           169
  Service charges on deposit accounts                                     40            31                 121            89
  Other income                                                            22            25                  57            58
                                                                     ---------------------            ----------------------
        Total non-interest income                                         71            67                 216           345
                                                                     ---------------------            ----------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                              275           214                 758           647
  Occupancy and equipment                                                107            74                 291           231
  Deposit insurance premiums                                              12            11                  34            33
  Other operating expenses                                               121            85                 330           280
                                                                     ---------------------            ----------------------
       Total non-interest expense                                        515           384               1,413         1,191
                                                                     ---------------------            ----------------------
       Income before income taxes                                        433           367               1,194         1,180
  Income tax expense                                                     165           140                 457           447
                                                                     ---------------------            ----------------------
       NET INCOME                                                        268           227                 737           733
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising during the period           (134)            -                (114)           10
     Less:  reclassification adjustment                                    -             -                   -             -
                                                                     ---------------------            ----------------------
       Other comprehensive income (loss)                                (134)            -                (114)           10
                                                                     ---------------------            ----------------------
       COMPREHENSIVE INCOME                                          $   134       $   227            $    623      $    743
                                                                     =====================            ======================
       NET INCOME PER COMMON SHARE, BASIC                            $  0.21       $  0.18            $   0.57      $   0.57
                                                                     =====================            ======================
       NET INCOME PER COMMON SHARE, DILUTED                          $  0.21       $  0.18            $   0.57      $   0.57
                                                                     =====================            ======================

         See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    NINE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                  1999              1998
                                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                                  (In Thousands)
  Net income                                                                                      $    737       $   733
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of premiums and accretion of discounts                                            (2)             -
        Depreciation expense                                                                           146           125
        Gain on sale of premises and equipment                                                           -          (169)
        Deferred income taxes                                                                            2             1
        ESOP compensation expense                                                                       21             -
        Provision for loan losses                                                                       29             -
       ( Increase) decrease in accrued interest receivable                                             (88)           94
        Increase in accrued interest payable                                                           166           299
        Net change in other assets/liabilities                                                         136           110
                                                                                                  -----------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,147         1,193
                                                                                                  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net decrease in interest bearing deposits with banks                                         1,019         1,515
        Purchase of securities available for sale                                                  (22,195)            -
        Proceeds from maturities of securities available for sale                                    6,195             -
        Proceeds from maturities of securities held to maturity                                      1,580         2,785
        Purchase of securities held to maturity                                                     (4,000)            -
        Principal collected on mortgage-backed securities                                              647             -
        Net increase in loans receivable                                                           (4,915)        (4,014)
        Purchase of Federal Home Loan Bank stock                                                      (23)             -
        Proceeds from sale of premises and equipment                                                    -            425
        Purchase of premises and equipment                                                           (901)          (582)
        Increase in cash value of life insurance                                                      (35)           (36)
                                                                                                  -----------------------
          NET CASH PROVIDED (USED) BY  INVESTING ACTIVITIES                                       (22,628)            93
                                                                                                  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                                    8,441          3,808
        Net increase in advances from Federal Home Loan Bank                                        7,000         (5,000)
        Net proceeds from issuance of common stock                                                  6,667              -
        Exercise of stock options                                                                       -             22
        Dividends paid                                                                               (157)          (107)
                                                                                                  -----------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         21,951         (1,277)
                                                                                                  -----------------------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                    470              9
Cash and due from banks at beginning of period                                                        895          1,245
                                                                                                  -----------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                          $ 1,365       $  1,254
                                                                                                  =======================

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

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months and nine months ended March 31, 1999 and 1998 and cash flows for the nine months ended March 31, 1999 and 1998. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                              Nine Months Ended
                                                                  March 31,
                                                                  ---------
                                                              1999        1998
                                                              ----        ----
                                                               (In Thousands)
       Cash payments for:
        Interest                                              $ 3,072   $ $2,779
        Taxes                                                     405        330

       Noncash investing activity:
        Proceeds from sales of foreclosed real estate
         financed through loans                                   104          -

3.   CONVERSION AND STOCK OFFERING

     On December 31, 1998, the MHC and Bank completed a conversion and stock offering whereby the MHC was merged with and into the Bank with the Bank becoming a wholly-owned subsidiary of the Company which offered common stock to certain current and former depositor and borrower customers of the Bank in a subscription offering. The Company issued 768,767 shares of common stock for gross proceeds of $7,687,670 as a result of the offering. Total expenses in connection with the conversion and offering amounted to $405,854 and were charged against the proceeds from the offering.

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

4.   COMPREHENSIVE INCOME

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," effective July 1, 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three and nine months ended March 31, 1999 and 1998:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 March 31,           MARCH 31,
                                                 ---------           ---------
                                             1999      1998       1999      1998
                                           --------  --------   --------  --------
       Unrealized gains on securities:
           Unrealized holding gains
             (losses)
             arising during the period      $(222)       $  -     $(188)     $  16
           Income tax expense (benefit)       (88)          -       (74)         6
                                            -----    --------     -----      -----
               Net of tax amount             (134)          -      (114)        10
                                            -----    --------     -----      -----
           Less:  reclassification
             adjustment for (gains)
             losses included in net
             income                             -           -         -          -
           Income tax expense (benefit)         -           -         -          -
                                            -----    --------     -----      -----

               Other comprehensive
                 income (loss)              $(134)       $  -     $(114)     $  10
                                            =====    ========     =====      =====

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

5.  SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        MARCH 31,                           MARCH 31,
                                                                  1999              1998               1999           1998
                                                                  ----              ----               ----           ----
                                                                     (Dollars in Thousands, except per share data)
Basic:
  Earnings:
     Net income                                                $       269       $       227       $       737     $       733
                                                               -----------------------------       ---------------------------
   Shares:
      Weighted average common
         shares outstanding                                      1,291,824         1,291,824         1,291,824       1,291,824
                                                               -----------------------------       ---------------------------
     Net income per common share, basic                        $      0.21       $      0.18       $      0.57     $      0.57
                                                               =============================       ===========================
Diluted:
  Earnings:                                                    $       269       $       227       $       737     $       733
                                                               -----------------------------       ---------------------------
  Shares:
    Weighted average common
       shares outstanding                                        1,291,824         1,291,824         1,291,824       1,291,824
     Add:  Dilutive effect of
           outstanding options                                       8,329             4,263             5,408           4,263
                                                               -----------------------------       ---------------------------
     Weighted average common
        shares outstanding, as adjusted                          1,300,153         1,296,087         1,297,232       1,296,087
                                                               -----------------------------       ---------------------------
Net income per common share, diluted                           $      0.21       $      0.18       $      0.57     $      0.57
                                                               =============================       ===========================

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARY

SAFE HARBOR STATEMENT FOR FORWARD LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the Company's ability to remedy any computer malfunctions that may result from the advent of the Year 2000; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

FINANCIAL CONDITION

     Total assets increased 24.3% from $94.0 million at June 30, 1998 to $116.8 million at March 31, 1999, primarily as a result of increases in cash, investment securities and loans receivable, net, which was funded primarily by the net proceeds from the issuance of common stock in the conversion, growth in deposits and an increase in advances from the Federal Home Loan Bank of Indianapolis.

     Loans receivable, net, were $74.9 million at June 30, 1998, compared to $79.9 million at March 31, 1999, a 6.7% increase.

     The investment in mortgage-backed securities held-to-maturity decreased from $1.5 million at June 30, 1998 to $826,000 at March 31, 1999 as a result of repayments of $647,000.

     Other debt securities held to maturity increased from $1.6 million at June 30, 1998 to $4.0 million at March 31, 1999. During the nine month period ended March 31, 1999, the Company purchased other debt securities of $4.0 million and had maturities of other debt securities with a carrying value of $1.6 million.

     Securities available for sale increased $15.9 million from $4.8 million at June 30, 1998 to $20.7 million at March 31, 1999 as a result of purchases of $22.2 million and maturities of $6.2 million.

      Cash and interest bearing deposits with banks decreased from $6.1 million at June 30, 1998 to $5.6 million at March 31, 1999 as a result of the investment in loans and investment securities.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

     Total deposits increased from $77.5 million at June 30, 1998 to $85.9 million at March 31, 1999. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost accounts.

     Total stockholders' equity increased from $10.3 million at June 30, 1998 to $17.5 million at March 31, 1999 as a result of retained net income of $580,000 and net proceeds from issuance of common stock of $6.7 million.

RESULTS OF OPERATIONS

     NET INCOME. Net income was $737,000 ($.57 per share diluted) for the nine months ended March 31, 1999 compared to $733,000 ($.57 per share diluted) for the nine months ended March 31, 1998. The results for 1998 included a one-time gain of $105,000, net of tax, associated with the sale of the Bank's old main office property. Excluding this one-time gain, net income increased $109,000 for 1999 compared to 1998 primarily from an increase in net interest income offset by an increase in non-interest expenses.

      Net income for the three months ended March 31, 1999 was $268,000 compared to $227,000 for the three months ended March 31, 1998. The increase in net income for 1999 compared to 1998 resulted primarily from an increase in net interest income offset by an increase in non-interest expenses.

      NET INTEREST INCOME FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998. Net interest income increased 19.4% from $2.0 million in 1998 to $2.4 million in 1999 as a result of the increase in interest-earning assets during 1999 and a decrease in the average cost of funds in 1999 compared to the same period in 1998.

     Total interest income increased $550,000, or 10.8%, to $5.7 million for the nine months ended March 31, 1999 compared to $5.1 million in the prior year as a result of a higher balance of interest-earning assets. Interest on loans receivable increased $230,000 and interest on other debt securities increased $285,000 as a result of a higher average balance in 1999.

     Total interest expense increased $156,000, or 5.7%, to $3.2 million for the nine months ended March 31, 1999 compared to $3.1 million for the nine months ended March 31, 1998 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank.

     The average yield on interest-earnings assets decreased from 8.16% in 1998 to 7.95% in 1999 while the average cost of interest-bearing liabilities decreased from 5.48% in 1998 to 5.09% in 1999 because of lower market interest rates.

     NET INTEREST INCOME FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998. Net interest income increased from $684,000 for 1998 to $888,000 for 1999 primarily as a result of the increase in interest-earning assets during the three months ended March 31, 1999 compared to 1998.

     Total interest income increased $288,000, or 17.1%, to $2.0 million for the three months ended March 31, 1999 compared to $1.7 million for the three months ended March 31, 1998.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

      Total interest expense increased $84,000, or 8.4%, to $1.1 million for the three months ended March 31, 1999 compared to $1.0 million for the three months ended March 31, 1998 due to the growth in deposits.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $11,000 for the three month period ending March 31, 1999 and $29,000 for the nine month period ending March 31, 1999. There was no provision for loan losses for the comparable periods in 1998 because the allowance for loan losses was considered adequate based upon management's evaluation. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. The Bank made provisions of $29,000 for the nine months ended March 31, 1999 to increase the allowance for loan losses to an amount considered reasonable by management based on an evaluation as of March 31, 1999. The allowance was increased due to an increase in commercial real estate and unsecured personal loans, which possess a higher inherent risk of loss than one-to-four family residential mortgage loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

      NON-INTEREST INCOME. Non-interest income decreased 37% to $216,000 for the nine months ended March 31, 1999 compared to $345,000 for the nine months ended March 31, 1998. The decrease is primarily the result of a one-time gain of $169,000 in 1998 associated with the sale of the Bank's old main office property. Service charges on deposit accounts increased $32,000 for the nine month period in 1999 compared to 1998 due to the growth in transaction accounts during 1999.

      NON-INTEREST EXPENSE. Non-interest expense increased by $222,000 for the nine month period ended March 31, 1999. The increase results primarily from increases in compensation and benefits and occupancy and equipment expenses. Compensation and benefits expense increased $111,000 due to normal compensation increases and additional staff in the loan department in 1999. Occupancy and equipment costs have increased in 1999 compared to 1998 as a result of increased depreciation charges on the new main office and expenses related to the Year 2000 issue. The Bank also experienced higher costs due to the opening of a new facility in New Salisbury, Indiana in March 1999. The Bank had been operating a temporary facility in New Salisbury since November 1998.

     INCOME TAX EXPENSE. Income tax expense for the nine month period ended March 31, 1999 was $457,000, compared to $447,000 for the same period in 1998. The effective tax rate for 1999 is 38.3% compared to 37.9% for 1998.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 1999, the Bank had cash and interest-bearing deposits with banks of $5.6 million and securities available-for-sale with a fair value of $14.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements. At March 31, 1999, the Bank's liquidity was 11.8%.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 12.36%, 12.36% and 23.88%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

YEAR 2000 ISSUES

The Bank is a user of computers, computer software, and equipment utilizing embedded microcontrollers that will be affected by the Year 2000 ("Y2K") issue. The Y2K issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may incorrectly recognize the year 2000. This inability to recognize or properly treat the Y2K issue may cause systems to process financial and operational information incorrectly. The Y2K issue presents several potential risks to the Bank:

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

Management believes it is not possible to estimate the potential lost revenue due to the Y2K issue, as the extent and longevity of such potential problems cannot be predicted. The Bank adopted a Y2K Action Plan in November 1998 to assess all systems to insure that they will function properly in the Y2K. This process involves separate phases which include: awareness, assessment, renovation, validation, and implementation.

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

In certain cases, such as the potential loss of electrical power or telecommunication services due to Y2K problems, testing by the Bank is either not practical or not possible. In those cases, contingency plans have been designed that specify how the Bank will deal with such potential situations. For example, the Bank is considering the purchase or lease of an electrical power generator with sufficient capacity to allow the Bank to maintain critical functions in the event power from the electric utility is interrupted.

The Bank, as a federally chartered thrift institution, is regulated by the Office of Thrift Supervision. The federal regulators have established specific guidelines and time tables to follow in addressing the Y2K issue. The Bank is currently in compliance with the federally mandated Y2K guidelines and time tables.

As of March 31, 1999, the Bank is on schedule with its internal Y2K preparation efforts. All internal systems identified in the assessment phase of the project that are considered "mission critical" have either been tested for Y2K compliance or will be tested by June 30, 1999. The Bank's in-house computer system, its most critical processing system, has been certified by its respective hardware and software vendors as being Y2K compliant. The Bank has begun testing the system for Y2K compatibility and the testing to date has indicated that the system is Y2K compliant. All systems that have been determined to be Y2K compliant will be retested during 1999 following any material upgrades or enhancements. The Bank has replaced non-compliant microcomputer equipment and has installed and tested the related software for Y2K compliance. Other equipment containing embedded microprocessors have been certified as Y2K compliant by the applicable vendors. The Bank's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant, is approximately $65,000. As of March 31, 1999, approximately $30,000 has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment, is capitalized and amortized over their estimated useful lives.

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

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit
         -------

         3.1 Articles of Incorporation of First Capital, Inc. (incorporated by reference to Exhibit 3.1 of Registration Statement on Form SB-2, as amended, File No. 333-63515)

        3.2   Bylaws of First Capital, Inc. (incorporated by reference to
              Exhibit 3.2 of Registration Statement on Form SB-2, as amended, File No. 333-63515)

        8.1 Employment Agreement with James G. Pendleton (incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998)

        8.2 Employment Agreement with Samuel E. Uhl (incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998)

        8.3 Employment Agreement with M. Chris Frederick (incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998)

                                    PART II
                               OTHER INFORMATION
                              FIRST CAPITAL, INC.



        8.4 Employment Agreement with Joel E. Voyles (incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998)

        8.5 Employee Severance Compensation Plan (incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended December 31,
             1998)

        27   Financial Data Schedule

        No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              FIRST CAPITAL, INC.
                              (Registrant)



 Dated  May 11, 1999          BY:   /s/James G. Pendleton__
 -------------------             --------------------------
                                   James G. Pendleton
                                   Chairman and CEO


 Dated  May 11, 1999          BY:   /s/ Michael C. Frederick
 -------------------             ---------------------------
                                    Michael C. Frederick
                                    Senior Vice President
                                     and Treasurer