Form 10KSB
period 1999-06-30
FIRST CAPITAL INC
filed 1999-09-17
CIK 1070296

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended June 30, 1999


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-25023


                              FIRST CAPITAL, INC.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


               Indiana                                  35-2056949
-------------------------------------              --------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

  220 Federal Way, N.W., Corydon, Indiana                  47112
-------------------------------------------        --------------------
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:                           (812) 738-2198
                                                   --------------------

Securities registered under 12(b) of the
Exchange Act:                                              None

Securities registered under Section 12(g)
of the Exchange Act:                                Title of each class
                                         ---------------------------------------
                                         Common Stock, par value $0.01 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      X
                                       ---------

     The issuer's revenues for the most recent fiscal year were $7.8 million.

     The aggregate market value of the voting common equity held by non-affiliates as of June 30, 1999 was $12,930,000. This figure is based on the closing price on the Nasdaq Stock Market for a share of the issuer's common stock on June 30, 1999, which was $11.25. For purposes of this calculation, the issuer is assuming that the issuer's directors and executive officers are affiliates.

     As of June 30, 1999, there were 1,292,752 shares of the Registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format:  Yes [_]  No [X]


                      DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the Annual Report to Stockholders are incorporated herein by reference in Part II of this Form 10-KSB

    Portions of the Joint Proxy Statement-Prospectus, filed as part of the Registrant's Registration Statement on Form S-4 (File No. 333-87203), are incorporated herein by reference in Part III of this Form 10-KSB

     This report contains certain "forward-looking statements" concerning the future operations of First Capital, Inc. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which First Capital, Inc. operates, as well as nationwide, First Capital, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

                                    PART I

Item 1.    Description of Business.
-----------------------------------

General

     First Capital, Inc. ("Company") was incorporated under Indiana law in September 1998. The Company was organized for the purpose of becoming the holding company for First Federal Bank, A Federal Savings Bank ("Bank") upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization").
In connection with the Conversion and Reorganization, which was completed on December 31, 1998, the Company sold 768,767 shares of its common stock to the public at $10 per share in a public offering ("Offering") and issued 523,057 shares in exchange for the outstanding shares of the Bank held by the Bank's stockholders other than the MHC.

     The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

     The Bank is regulated by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits have been federally-insured by the FDIC since 1961 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank System.

Proposed Merger

     On July 19, 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with HCB Bancorp ("HCB") pursuant to which the Company and HCB will combine in a merger of equals. The Merger Agreement provides that FC Acquisition Corp., a wholly-owned subsidiary of the Company, will be merged with and into HCB, with HCB being the surviving entity ("Merger") and becoming a wholly-owned subsidiary of the Company. Immediately following consummation of the Merger, HCB will adopt a plan of liquidation pursuant to which it will merge with and into the Company. Immediately following the combination of the Company and HCB, Harrison County Bank, a bank organized under the laws of the State of Indiana and a subsidiary of HCB ("HC Bank"), will merge with and into the Bank.

     Pursuant to the terms of the Merger Agreement, each share of HCB common stock, no par value per share, issued and outstanding at the effective time of the Merger, shall become and be converted into the right to receive 15.5 shares of common stock of the Company. Upon consummation of the Merger, the Company's Board of Directors will be increased from seven to fourteen members and will consist of the then-current members of the Boards of Directors of the Company and HCB, and the Bank's Board of Directors also will be increased from seven to fourteen members and will consist of the then-current members of the Boards of Directors of the Bank and HC Bank.

     Consummation of the Merger is subject to various conditions, including the approval of the shareholders of the Company and HCB and the receipt of all requisite regulatory approvals.

Market Area and Competition

     The Bank considers Harrison County as its primary market area because substantially all of the Bank's depositors live in the areas surrounding its main office and branch office and most of the Bank's loans are made to persons in Harrison County, Indiana. Corydon, the county seat of Harrison County, is located approximately 35 miles west of Louisville, Kentucky. Major employers in Harrison County include Keller Manufacturing Corporation, South Harrison Community School District and the Harrison County Hospital. The Bank faces intense competition in its primary market area for the attraction of deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for deposits has historically come from the four commercial banks operating in Corydon and, to a lesser extent, from other financial institutions, such as brokerage firms and insurance companies. Three of the four commercial banks in Corydon are affiliated with large, multi-state bank holding companies and, therefore, have significantly greater resources than the Bank. Particularly in times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes primarily from the commercial banks operating in its primary market area.

Lending Activities

     General. The principal lending activity of the Bank is the origination of residential mortgage loans. To a lesser extent, the Bank also originates consumer, commercial business, commercial real estate (including farm properties) and residential construction loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                 At June 30,
                                         -----------------------------------------------------------------------------------------
                                                        1999                                               1998
                                         --------------------------------------             --------------------------------------
                                            Amount                   Percent                   Amount                   Percent
                                         -----------              -------------             ----------               -------------
                                                                          (Dollars in thousands)
Mortgage Loans:
  Residential (1)......................    $63,531                    71.71%                  $57,825                    74.57%
  Land.................................      1,018                     1.15                       218                     0.28
  Commercial real estate...............      3,678                     4.15                     4,371                     5.64
  Residential construction.............      8,346                     9.42                     3,787                     4.88
                                           -------                   ------                   -------                   ------
    Total mortgage loans...............     76,573                    86.43                    66,201                    85.37
                                           -------                   ------                   -------                   ------
Consumer Loans:
  Home equity and second mortgage
     loans.............................      2,999                     3.39                     2,799                     3.61
  Automobile loans.....................      1,615                     1.82                     1,574                     2.03
  Loans secured by savings accounts....        400                     0.45                       466                     0.60
  Mobile home loans....................        193                     0.22                       223                     0.29
  Unsecured loans......................        190                     0.21                       125                     0.16
  Other (2)............................      1,015                     1.15                     1,110                     1.43
                                           -------                   ------                   -------                   ------
    Total consumer loans...............      6,412                     7.24                     6,297                     8.12
                                           -------                   ------                   -------                   ------

  Commercial business loans............      5,607                     6.33                     5,048                     6.51
                                           -------                   ------                   -------                   ------
     Total loans.......................     88,592                   100.00%                   77,546                   100.00%
                                           -------                   ======                   -------                   ======
Less:
  Due to borrowers on loans in process.      4,019                                              1,932
  Deferred loan fees net of direct                                                                211
   costs...............................        204
  Allowance for loan losses............        482                                                516
                                           -------                                            -------
  Total loans receivable, net..........    $83,887                                            $74,887
                                           =======                                            =======

--------------------
(1) Includes conventional one- to four-family and multi-family residential loans.
(2) Includes loans secured by lawn and farm equipment, unimproved land, and other personal property.

     Residential Loans. The Bank's lending activities have concentrated on the origination of residential mortgages, primarily for retention in the Bank's loan portfolio. At June 30, 1999, residential mortgages constituted $57.8 million, or 74.6% of total loans. Residential mortgages secured by multi-family properties are an immaterial portion of the residential loan portfolio. Substantially all residential mortgages are collateralized by properties within the Bank's market area.

     The Bank offers both fixed-rate mortgage loans and ARM loans typically with terms of 15 to 30 years. Although the Bank originates all residential mortgage loans for investment, the Bank uses loan documents approved by the Federal National Mortgage Corporation ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). ARM loans originated have interest rates that adjust at regular intervals of one year, with 1.5% annual and 5% lifetime caps, and at intervals of five years with 2% per adjustment period and 6% lifetime caps, based upon changes in the prevailing interest rates on U.S. Treasury Bills. The Bank does not use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to two percentage points (upward or downward) per adjustment period and generally contain minimum and maximum interest rates. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and ARM loans to 90% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 90% is obtained, in which case the mortgage is limited to 95% (or 97% under a new Freddie Mac program) of the lesser of appraised value or purchase price. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. The Bank requires title, fire and extended insurance coverage on all mortgage loans originated. All of the Bank's real estate loans contain due on sale clauses. The Bank obtains appraisals on all its real estate loans from outside appraisers.

     Construction Loans. At June 30, 1999, the Bank had $8.3 million, or 9.4% of total loans, of construction loans for single-family residences. At June 30, 1999, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $1.6 million.

     Although the Bank originates construction loans that are repaid with the proceeds of a permanent mortgage loan obtained by the borrower from another lender, the majority of the construction loans that the Bank originates are construction/permanent loans, which are originated with one loan closing at either a fixed or variable rate of interest and for terms up to 30 years. Construction loans originated without a commitment by the Bank to provide permanent financing are generally originated for a term of six to 12 months and at a variable interest rate based on the prime rate. In the case of construction/permanent loans, the construction loan is also generally for a term of six to 12 months and the rate charged is the rate chosen by the borrower for the permanent loan. Accordingly, if the borrower chooses a fixed interest rate for the permanent loan, the construction loan rate is also fixed at the same rate. At June 30, 1999, the largest non-speculative construction loan was in the amount of $450,000 and with an outstanding balance of $374,000. This loan was performing according to its terms at June 30, 1999.

     The Bank originates speculative construction loans to approximately six builders operating and based in the Bank's primary market area and with whom the Bank has well-established business relationships. The Bank generally limits the number of speculative construction loans outstanding at any one time to any one builder to two loans. At June 30, 1999, the largest speculative construction loan relationship with a builder consisted of four loans in the committed aggregate amount of $470,000 with an aggregate outstanding balance of $181,000. Such loans were performing according to their respective terms at that date.

     All construction loans are originated with a loan-to-value ratio not to exceed 90% of the appraised estimated value of the completed property. The construction loan documents require the disbursement of the loan proceeds in increments as construction progresses. Disbursements are based on periodic on-site inspections by an independent appraiser and/or Bank personnel approved by the Board of Directors.

     Construction lending is inherently riskier than one- to four-family mortgage lending. Construction loans, on average, generally have higher loan balances than one- to four-family mortgage loans. In addition, the potential for cost overruns because of the inherent difficulties in estimating construction costs and, therefore, collateral values and the difficulties and costs associated with monitoring construction progress, among other things, are major contributing factors to this greater credit risk. Speculative construction loans have the added risk that there is not an identified buyer for the completed home when the loan is originated, with the risk that the builder will have to service the construction loan debt and finance the other carrying costs of the completed home for an extended time period until a buyer is identified. Furthermore, the demand for construction loans and the ability of construction loan borrowers to service their debt depends highly on the state of the general economy, including market interest rate levels, and the state of the economy of the Bank's primary market area. A material downturn in economic conditions would be expected to have a material adverse effect on the credit quality of the construction loan portfolio.

     Commercial Real Estate Loans. The Bank had commercial real estate loans outstanding of $3.7 million at June 30, 1999, or 4.2% of total loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties.

     Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 80% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank's Board of Directors. The Bank attempts to originate commercial real estate loans at variable interest rates based on the U.S. Treasury Bill rate for terms not to exceed five years. However, in the current low interest rate environment, borrower demand for variable rate loans is low and the Bank is generally originating commercial real estate loans with fixed interest rates for terms ranging between ten and 15 years over which principal and interest is fully amortized.

     At June 30, 1999, the largest commercial real estate loan was a construction loan in the amount of $1.2 million and with an outstanding balance of $636,000 and was secured by a commercial office and retail facility. This loan was performing according to its terms at that date.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial Business Loans. At June 30, 1999, the Bank's commercial business loan portfolio amounted to $5.6 million, or 6.3% of total loans. Unsecured commercial business loans are an immaterial amount of the portfolio. Commercial business loans are generally secured by inventory, accounts receivable, and business equipment such as trucks and tractors. Many commercial business loans also have real estate as collateral. The Bank generally requires a personal guaranty of payment by the principals of a corporate borrower, and reviews the personal financial statements and income tax returns of the guarantors. Commercial business loans are generally originated with loan-to-value ratios not exceeding 75%.

     Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the Bank's cost of funds. Approved credit lines totalled $1.3 million at June 30, 1999, of which $694,000 was outstanding. Lines of credit are originated at fixed interest rates for one year renewable terms.

     A director of the Bank is a shareholder of a farm implement dealership that has contracted with the Bank to provide sales financing to the dealership's customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the fiscal year ended June 30, 1999, the Bank granted approximately $768,000 of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.4 million at June 30, 1999. At June 30, 1999, none of these loans were delinquent 30 days or more.

     At June 30, 1999, the largest commercial business loan had an outstanding balance of $788,000 and was unsecured. Such loan was performing according to its terms at that date.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     In 1993, the Bank purchased, without recourse, lease obligations originated by Bennett Funding Group, Inc., Syracuse, New York ("Bennett Funding"). During the fiscal year ended June 30, 1996, Bennett Funding filed for Chapter 11 bankruptcy protection after securities fraud and other violations were alleged against it by the U.S. Attorney's Office and the Securities and Exchange Commission. The Bank entered into a settlement agreement with Bennett Funding on March 18, 1997. The Bank chose an option which allows for a maximum recovery of approximately $158,000 (77.5%) of the aggregate outstanding balance. As of June 30, 1998, the Bank had recovered approximately $124,000, net of fees charged by the bankruptcy trustee. During the fiscal year ended June 30, 1999, the Bank charged- off the balance of the asset totaling $78,000 as no additional recovery is expected.

     As an incident to its commercial business lending activities, the Bank issues standby letters of credit or performance bonds as an accommodation to its borrowers.

     Consumer Loans. Consumer loans totalled $6.4 million at June 30, 1999, or 7.2% of the Bank's total loan portfolio. The Bank views consumer lending as an important component of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans expands and creates stronger ties to its customer base. Subject to market conditions, the Bank intends to expand its consumer lending activities.

     The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans (both new and used), home equity loans, home improvement loans, student loans, boat loans, mobile home loans, and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank's consumer loan portfolio consists of home equity and second mortgage loans ($3.0 million at June 30, 1999) followed by automobile and truck loans ($1.6 million at June 30, 1999). Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to seven years and at loan-to-value ratios up to 90% of the blue book value in the case of used vehicles and 90% of the purchase price in the case of new vehicles. The Bank does not engage in indirect automobile and truck lending.

     Home equity and second mortgage loans are generally originated for terms not to exceed 15 years and at fixed rates of interest. The loan-to-value ratio on such loans is limited to 95%, taking into account the outstanding balance on the first mortgage loan.

     The Bank employs strict underwriting standards for consumer loans. These procedures include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank underwrites and originates the majority of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

     Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.
In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Bank as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral. Of the Bank's consumer loan portfolio, $19,000 was delinquent 30 days or more at June 30, 1999.

Loan Maturity and Repricing

    The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

                                                  After         After         After         After
                                                One Year       3 Years       5 Years      10 Years
                                   Within        Through       Through       Through       Through        After
                                  One Year       3 Years       5 Years      10 Years      15 Years      15 Years        Total
                                 -----------------------------------------------------------------------------------------------
                                                                        (In thousands)
Mortgage loans:
   Residential real estate.....    $ 2,933        $ 5,546        $5,829       $19,901       $11,891       $17,431       $63,531
   Commercial real estate......        457            682           612         1,575         1,263           107         4,696
   Residential construction....      8,346             --            --            --            --            --         8,346
   Consumer loans..............      2,749          2,109         1,006           407           122            19         6,412
Commercial business............      2,361          1,678         1,078           456             8            26         5,607
                                   -------        -------        ------       -------       -------       -------       -------
      Total gross loans........    $16,846        $10,015        $8,525       $22,339       $13,284       $17,583       $88,592
                                   =======        =======        ======       =======       =======       =======       =======

     The following table sets forth the dollar amount of all loans due after June 30, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                                    Floating- or
                                                   Fixed-           Adjustable-
                                                    Rates             Rates
                                                   --------         -----------
                                                          (In thousands)
Mortgage loans:
   Residential.............................          47,643             12,955
   Commercial real estate..................           2,939              1,300
   Consumer loans..........................           3,663                 --
Commercial business........................           3,246                 --
                                                    -------            -------
      Total gross loans....................         $57,491            $14,255
                                                    =======            =======

     Loan Solicitation and Processing. A majority of the loans originated by the Bank are made to existing customers. Walk-ins and customer referrals are also an important source of loans originations. Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. A loan applicant's income is verified through the applicant's employer or from the applicant's tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Bank. The mortgage loan documents used by the Bank conform to secondary market standards.

     Individual loan officers have individual lending limits commensurate with their experience. All loans in excess of $150,000 or that are an exception to lending policy are approved by the Loan Committee, consisting of the Bank's President, Vice President, Treasurer and Operations Officer. All loans in excess of $500,000 must be approved by the Bank's Board of Directors.

     The Bank's policy is to require borrowers to obtain certain types of insurance to protect its interest in the collateral securing the loan. The Bank requires either a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate or an opinion by an attorney regarding the validity of title. Fire and casualty insurance is also required on collateral for loans. The Bank requires escrows for insurance on all loans with a loan-to-value exceeding 90%.

     The Bank's lending practices generally limit the maximum loan to value ratio on conventional residential mortgage loans to 90% (or 97% under a new Freddie Mac program) of the appraised value of the property as determined by an independent appraisal or the purchase price, whichever is less, and 80% for commercial real estate loans.

     Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding net loan commitments of approximately $1.9 million at June 30, 1999.

     As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At June 30, 1999, the Bank had outstanding letters of credit of $224,000.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Bank usually charges origination fees of 0.5% to 3.0% on one- to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $204,000 of net deferred loan fees at June 30, 1999.

     Delinquencies. The Bank's collection procedures provide for a series of contacts with delinquent borrowers. A late charge is assessed and a late charge notice is sent to the borrower after the 15th day of delinquency. A delinquency notice is mailed to the borrower after the 30th day of delinquency. When payment becomes 60 days past due, the Loan Collection Committee of the Board of Directors generally meets and issues a default letter to the borrower. If a loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings. In certain instances, however, the Loan Collection Committee may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

     Nonperforming Assets. Loans are reviewed regularly and when loans become 90 days delinquent, the loan is placed in nonaccrual status and the previously accrued interest income is reversed. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

     The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS No. 15 and no accruing loans which were past due 90 days or more.

                                                                         At June 30,
                                                              ------------------------------------
                                                                     1999                  1998
                                                              --------------          ------------
                                                                          (In thousands)
Loans accounted for on a nonaccrual basis:

  Residential real estate.................................             $  --                 $ 117
  Residential construction................................                --                    --
  Commercial real estate..................................                --                    25
  Commercial business.....................................                --                    80
  Consumer................................................                --                    --
                                                                ------------          ------------
    Total.................................................                --                   222
                                                                ------------          ------------

Foreclosed real estate, net...............................                --                   104
                                                                ------------          ------------

Total nonperforming assets................................             $  --                 $ 326
                                                                ============          ============

Total loans delinquent 90 days or more to net loans.......                --%                 0.30%

Total loans delinquent 90 days or more to total assets....                --%                 0.24%

Total nonperforming assets to total assets................                --%                 0.35%

     The Bank does not accrue interest on loans over 90 days past due. However, if interest on nonaccrual loans had been accrued, interest income of approximately $11,000 would have been recorded for the year ended June 30, 1999. The Bank received and recorded approximately $6,000 of interest income on nonaccrual loans for the year ended June 30, 1999.

     Classified Assets. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and monitored by the Bank.

     On July 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or if expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as impaired by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.

     An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowance is subject to review by the OTS which can order the establishment of additional general loss allowances. The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

     At June 30, 1999, 1998 and 1997 the aggregate amounts of the Bank's classified assets, general loss allowances for the periods then ended, were as follows:

                                                                       At June 30,
                                                             -------------------------------------
                                                                    1999                  1998
                                                             --------------          -------------
                                                                         (In thousands)
Classified assets:
  Loss..................................................              $  --                  $  --
  Doubtful (impaired)...................................                 --                     79
  Substandard...........................................                 63                    293

General loss allowances:
   Impaired loans.......................................                 --                     55
   Other................................................                482                    461

     Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At June 30, 1999, the Bank had no foreclosed real estate.

     Allowance for Loan Losses. Management evaluates the adequacy of the allowance for losses on loans each year based on estimated losses on specific loans and other procedures, including a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. The allowance for loan losses at June 30, 1999 was $482,000, or 0.54% of total loans outstanding, compared with $516,000 or 0.67% of total loans outstanding, at June 30, 1998. Management's estimate of specific and inherent credit losses in the loan portfolio as described above is intended to provide a reasonable allowance for loan losses applicable to all loan categories. The allowance for loan losses as a percentage of total loans outstanding as of the end of a given period represents an estimated loss percentage for the total loan portfolio and a general measure of adequacy. However, in accordance with GAAP, management assigns an estimated loss percentage or a range of loss to each loan category in estimating the total allowance for loan losses. Management's estimate also includes specifically identified loans having potential losses.
It is management's assessment that the allowance for loan losses at June 30, 1999, 1998 and 1997 was adequate and represents a reasonable estimate of the specific and inherent credit losses consistent with the composition of the loan portfolio and credit quality trends.

     Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                      Year Ended June 30,
                                                             ------------------------------------

                                                                  1999                  1998
                                                             --------------        --------------
                                                                     (Dollars in thousands)
Allowance at beginning of period........................              $ 516                 $ 519
Provision for loan losses...............................                 44                    --
                                                                      -----                 -----
                                                                        560                   519
                                                                      -----                 -----
Recoveries:
 Residential real estate................................                 --                    --
 Commercial business....................................                 --                    --
 Consumer...............................................                 --                    --
                                                                      -----                 -----
    Total recoveries....................................                 --                    --
                                                                      -----                 -----

Charge-offs:
 Residential real estate................................                 --                     2
 Commercial business....................................                 78                    --
 Consumer...............................................                 --                     1
                                                                      -----                 -----
    Total charge-offs...................................                 78                     3
                                                                      -----                 -----

Net charge-offs.........................................                (78)                   (3)
                                                                      -----                 -----

Allowance at end of period..............................              $ 482                 $ 516
                                                                      =====                 =====

Ratio of allowance to total loans outstanding at the
 end of the period......................................               0.54%                 0.67%

Ratio of net charge-offs to average loans outstanding
 during the period......................................               0.10%                   --%


Allowance for Loan Losses Analysis

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                                     At June 30,
                                                        ----------------------------------------------------------
                                                                  1999                           1998
                                                        ---------------------------    ---------------------------
                                                                        Percent of                    Percent of
                                                                        Outstanding                    Outstanding
                                                                         Loans in                       Loans in
                                                        Amount           Category      Amount           Category
                                                        ------         ------------    ------         ------------
                                                                        (Dollars in thousands)
Residential real estate(1)....................           $ 228              81.13%      $ 215              82.44%
Commercial real estate and land loans.........              82               5.30          36               5.92
Commercial business...........................              98               6.33         117               4.52
Consumer......................................              74               7.24          32               7.12
Unallocated...................................              --                 --         116                 --
                                                         -----             ------       -----             ------
 Total allowance for                                     $ 482             100.00%      $ 516             100.00%
  loan losses.................................           =====             ======       =====             ======

__________________
(1) Includes residential construction loans.

Investment Activities

     Federally chartered savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. The balance of the Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. It is the intention of management to hold securities with short maturities in the Bank's investment portfolio in order to enable the Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by either Government National Mortgage Association ("Ginnie Mae"), Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank's total mortgage-backed securities portfolio, securities with a book value of $1.2 million have adjustable-rates as of June 30, 1999.

     Investment decisions are made by the Investment Committee, consisting of James G. Pendleton, Samuel E. Uhl and M. Chris Frederick. The Bank's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to maximize returns.

     At June 30, 1999, neither the Company nor the Bank had no investment in securities (other than U.S. Government and agency securities and mutual funds that invest in such securities) which exceeded 10% of the Company's stockholders' equity at that date.

     The following table sets forth the securities portfolio at the dates indicated.

                                                                                        At June 30,
                                                      ----------------------------------------------------------------------------
                                                                              1999                                            1998
                                                      ----------------------------------------------------     -------------------
                                                                                    Percent      Weighted
                                                          Fair        Amortized       of          Average       Fair     Amortized
                                                          Value         Cost        Portfolio     Yield(2)     Value       Cost
                                                      ------------    ---------    ----------    ---------     -------   ---------
                                                                                                 (Dollars in thousands)
Securities Held to Maturity (1)
Debt securities:
U.S. agency:
   Due after one year through five years...........        $    --      $    --           --                    $1,493      $1,500
   Due after five years through ten years..........          8,320        8,480        28.15%        6.43%          --          --
   Due after ten years through fifteen years.......             --           --           --                        --          --


Municipal:
   Due in one year or less.........................             --           --           --                        80          80
   Due after one year through five years...........             --           --           --                        --          --
Mortgage-backed securities (3).....................            743          767         2.55%        6.51%       1,463       1,473
                                                           -------      -------        -----                    ------      ------
                                                           $ 9,063      $ 9,247        30.70%                   $3,036      $3,053
                                                           =======      =======        =====                    ======      ======

Securities Available for Sale
Debt securities:
U.S. agency:
    Due after five years through ten years.........        $10,655      $11,000        36.51%        6.17%          --          --
    Due after ten years through fifteen years......          2,864        3,000         9.96%        6.70%       4,002       4,000
    Mortgage-backed securities (3).................          4,487        4,583        15.21%        6.06%          --          --
Municipal:
    Due after five years through ten years.........            618          655         2.17%        4.15%          --          --
    Due after ten years............................            596          638         2.12%        4.60%          --          --
 Equity securities:
    Mutual fund (4)................................            985        1,003         3.33%         N/A          847         844
                                                           -------      -------        -----                    ------      ------
                                                           $20,205      $20,879        69.30%                   $4,849      $4,844
                                                           =======      =======        =====                    ======      ======

                                                      ---------------------------------
                                                           Percent         Weighted
                                                              of            Average
                                                          Portfolio         Yield(2)
                                                      --------------       ------------
Securities Held to Maturity (1)
Debt securities:
U.S. agency:
   Due after one year through five years...........          19.00%               4.53%
   Due after five years through ten years..........             --                  --
   Due after ten years through fifteen years.......             --                  --


Municipal:
   Due in one year or less.........................           1.01                3.90
   Due after one year through five years...........             --                  --
Mortgage-backed securities (3).....................          18.65                6.74
                                                             -----
                                                             38.66%
                                                             =====

Securities Available for Sale
Debt securities:
 U.S. agency:
    Due after five years through ten years.........             --                  --
    Due after ten years through fifteen years......          50.65                7.01
    Mortgage-backed securities (3).................             --                  --
Municipal:
    Due after five years through ten years.........             --                  --
    Due after ten years............................             --                  --
 Equity securities:
    Mutual fund (4)................................          10.69                 N/A
                                                             -----
                                                             61.34%
                                                             =====

________________________________
(1) Securities held to maturity are carried at amortized cost.
(2) Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.
(4) The mutual fund invests primarily in U.S. Government agency securities.

Deposit Activities and Other Sources of Funds

   General. Deposits and loan repayments are the major source of the Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowing may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or may also be used on a longer term basis for general business purposes.

   Deposit Accounts. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers the rates offered by its competition, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

   The following table presents the maturity distributions of time deposits of $100,000 or more as of June 30, 1999.

       Maturity Period                                   Amount
       ---------------                               ---------------
                                                     (In thousands)

Three months or less.................................    $ 2,107
Over three through six months........................      2,075
Over six through 12 months...........................      2,633
Over twelve months...................................      5,974
                                                         -------
   Total.............................................    $12,789
                                                         =======

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                                         At June 30,
                                                      -----------------------------------------------------------------------
                                                                      1999                                    1998
                                                      ----------------------------------------   ----------------------------
                                                                     Percent                                         Percent
                                                                       of            Increase                          of
                                                       Amount         Total         (Decrease)      Amount            Total
                                                      --------       ---------      ----------   ------------      ----------
                                                                         (Dollars in thousands)
Non-interest-bearing demand.......................     $ 4,093           4.45%        $   997         $ 3,096           4.00%
NOW accounts......................................      11,897          12.93             858          11,039          14.24
Cash management...................................          88           0.10               4              84           0.11
Regular savings accounts..........................       5,867           6.38           1,062           4,805           6.20
Money market accounts.............................      20,574          22.36          10,127          10,447          13.49
90-day passbooks..................................         242           0.26              24             218           0.28
Fixed rate time deposits which mature:
  Within one year................................       21,434          23.29           1,856          19,578          25.28
  After one year, but
   within three years............................       18,910          20.55          (1,600)         20,510          26.48
  After three years, but
   within five years..............................       7,717           8.39           1,080           6,637           8.57
  After five years................................       1,045           1.13              47             998           1.29
Club accounts.....................................         147           0.16              97              50           0.06
                                                       -------         ------         -------         -------         ------
     Total........................................     $92,014         100.00%        $14,552         $77,462         100.00%
                                                       =======         ======         =======         =======         ======

     The following table sets forth the amount and maturities of time deposits by rates at June 30, 1999.

                                                             Amount Due
                                      ----------------------------------------------------------
                                                                                                                        Percent
                                                                                                                        of Total
                                      Less Than            1 - 3            3-5          After 5                         Time
                                      One Year             Years           Years         Years          Total          Deposits
                                      ---------          -------          ------         -------        -------         --------
                                                                            (In thousands)
Below 5.00%.......................      $ 7,670          $ 5,689          $1,112          $  188        $14,659           29.85%
5.00% --  5.99%...................        6,653            8,172           3,892              95         18,812           38.31
6.00% --  6.99%...................        4,988            3,441           2,535             415         11,380           23.18
7.00% --  7.99%...................        1,853              185             138             347          2,523            5.14
8.00% --  8.99%...................           90              837              40              --            967            1.97
9.00% --  9.99%...................          180              585              --              --            764            1.55
                                        -------          -------          ------          ------        -------          ------
  Total...........................      $21,434          $18,910          $7,717          $1,045        $49,106          100.00%
                                        =======          =======          ======          ======        =======          ======

     The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                                                           Year Ended June 30,
                                                                                          ---------------------
                                                                                           1999          1998
                                                                                          -------       -------
                                                                                              (In thousands)
Beginning balance............................................................             $77,462       $70,756
                                                                                          -------       -------

Net increase (decrease) before interest credited.............................              11,187         3,622
Interest credited............................................................               3,365         3,084
                                                                                          -------       -------
Net increase (decrease) in deposits..........................................              14,552         6,706
                                                                                          -------       -------

Ending balance...............................................................             $92,014       $77,462
                                                                                          =======       =======

     Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has at times relied upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Indianapolis are secured by certain first mortgage loans and investment and mortgage-backed securities. At June 30, 1999, the Bank had advances from the FHLB of Indianapolis of $12.3 million.

     The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member's assets, and short-term borrowing of less than one year may not exceed 10% of the institution's assets. The FHLB determines specific lines of credit for each member institution.

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

                                                                                                 At or For the Year
                                                                                                   Ended June 30,
                                                                                          ---------------------------------
                                                                                            1999                     1998
                                                                                          -------                  --------
                                                                                                   (In thousands)
Maximum amount of FHLB advances
 outstanding at any month end..................................................           $12,250                    $6,250

Approximate average FHLB advances outstanding..................................             7,528                     4,874

Year end balance of FHLB advances outstanding..................................            12,250                     5,250

Approximate weighted average rate paid on
 FHLB advances at end of year..................................................              5.45%                     5.54%

Approximate weighted average rate paid on
 FHLB advances during year.....................................................              5.55%                     6.24%

Subsidiary Activities

     As of June 30, 1999, the Bank was the Company's only subsidiary, and was wholly-owned by the Company. The Bank has no subsidiaries.

Personnel

     As of June 30, 1999, the Bank had 33 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency and the FDIC, as the deposit insurer. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and FDIC to implement these statutes. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At June 30, 1999, the Bank met each of its capital requirements.

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

     The Bank's assessment rate for fiscal 1999 ranged from 5.8 to 6.1 basis points and total premiums paid for this period were $47,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At June 30, 1999, the Bank's limit on loans to one borrower was $3.7 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $939,000.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 1999, the Bank maintained 71.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At June 30, 1999, the Bank was a Tier 1 Association. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio for June 30, 1999 was 9.5%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended June 30, 1999 totaled $29,000.

     Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 1999, of $______ million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS in the past five years.

     Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Bank is entitled to take a bad debt deduction for federal income tax purposes which is based on its current or historic net charge-offs. For tax years beginning prior to December 31, 1995, the Bank as a qualifying thrift had been permitted to establish a reserve for bad debts and to make annual additions to such reserve, which were deductible for federal income tax purposes. Under such prior tax law, generally the Bank recognized a bad debt deduction equal to 8% of taxable income.

     Under the 1996 Tax Act, the Bank is required to recapture all or a portion of its additions to its bad debt reserve made subsequent to the base year (which is the Bank's last taxable year beginning before January 1, 1988). This recapture is required to be made, after a deferral period based on certain specified criteria, ratably over a six-year period commencing in the Bank's calendar 1998 tax year. The Bank, in fiscal 1997, recorded a deferred tax liability for this bad debt recapture. As a result, the recapture is not anticipated to effect the Bank's future net income or federal income tax expense for financial reporting purposes.

     Potential Recapture of Base Year Bad Debt Revenue. The Bank's bad debt reserve as of the base year is not subject to automatic recapture as long as the Bank continues to carry on the business of banking. If the Bank no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Bank no longer qualifies as a bank. Such base year bad debt reserve is subject to recapture to the extent that the Bank makes "non-dividend distributions" that are considered as made from the base year bad debt. To the extent that such reserves exceed the amount that would have been allowed under the experience method ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

Indiana Taxation

     Indiana imposes an 8.5% franchise tax based on a financial institution's adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Bank's state income tax returns were audited for the years ended June 30, 1993, 1994 and 1995 without amendment and without additional tax liability. The Bank's state income tax returns have not been audited for any subsequent period.

Item 2.  Description of Property.
---------------------------------

     The Bank conducts its business through three full-service banking offices. The following table sets forth certain information regarding the Bank's offices as of June 30, 1999.

                                                                                              Approximate
                                     Year                                     Owned/            Square
Location                            Opened          Net Book Value (1)        Leased           Footage
----------------------             --------        --------------------     ---------       -------------
                                                      (In thousands)
Main Office:

220 Federal Drive, N.W.              1997          $      2,503               Owned            12,000
Corydon, Indiana 47112

Branch Offices:

391 Old Capitol Plaza, N.W.          1997                    98               Leased(2)           425
Corydon, Indiana 47112

8095 State Highway 135, N.W.         1999                 1,008               Owned             3,500
New Salisbury, Indiana 47161

___________________________
(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Lease expires on November 30, 2003.


Item 3.  Legal Proceedings.
---------------------------

         At June 30, 1999, neither the Company not the Bank was involved in any pending legal proceedings that are believed by management to be material to the Company's financial condition or results of operations. In addition, from time to time, the Bank is involved in legal proceeding occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Company's Annual Report to Stockholders under the heading "Corporate Information--Common Shares."

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Company's Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.  Financial Statements.
------------------------------

         The information required by this Item is incorporated herein by reference to the Company's Annual Report to Stockholders.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         --------------------

         None.

                                   PART III
                                   --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Joint Proxy Statement-Prospectus, filed as part of the Registrant's Registration Statement on Form S-4 (File No. 333-87203), under the headings "Proposal 2 for First Capital Shareholders -- Election of Directors" and "Proposal 2 for First Capital Shareholders -- Election of Directors -- Compliance With Section 16(a) of the Exchange Act."

Item 10. Executive Compensation.
--------------------------------

         The information required by this Item is incorporated herein by reference to the Joint Proxy Statement-Prospectus, filed as part of the Registrant's Registration Statement on Form S-4 (File No. 333-87203), under the heading "Proposal 2 for First Capital Shareholders -- Election of Directors -- Executive Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Joint Proxy Statement-Prospectus, filed as part of the Registrant's Registration Statement on Form S-4 (File No. 333-87203), under the heading "Ownership of First Capital Common Stock."

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Joint Proxy Statement-Prospectus, filed as part of the Registrant's Registration Statement on Form S-4 (File No. 333-87203), under the heading "Proposal 2 for First Capital Shareholders -- Election of Directors -- Transactions With Management."

                                    PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)       Financial Statements

          The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

          .    Independent Auditors' Report
          .    Balance Sheets as of June 30, 1999 and 1998
          .    Consolidated Statements of Income for the Years Ended June 30,
               1999 and 1998
          .    Consolidated Statements of Stockholders' Equity for the Years
               Ended June 30, 1999 and 1998
          .    Consolidated Statements of Cash Flows for the Years Ended June
               30, 1999 and 1998
          .    Notes to Consolidated Financial Statements

          Financial Statement Schedules

          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)       Reports on Form 8-K

          No reports were filed on Form 8-K during the last quarter of 1999.

(c)  Exhibits

     Exhibit
     Number
     ------

     2.0 Agreement and Plan of Merger, dated as of July 19, 1999, by and Among First Capital, Inc., FC Acquisition Corp. and HCB Bancorp (1)
     3.1   Articles of Incorporation of First Capital, Inc. (2)
     3.2   Bylaws of First Capital, Inc. (2)
     10.1  Employment Agreement with James G. Pendleton (3)
     10.2  Employment Agreement with Samuel E. Uhl (3)
     10.3  Employment Agreement with M. Chris Frederick (3)
     10.4  Employment Agreement with Joel E. Voyles (3)
     10.5  Employee Severance Compensation Plan (3)
     10.6 First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)
     13.0  Annual Report to Stockholders
     21.0  Subsidiaries of the Registrant (Incorporated Herein by Reference to
           Part I - Subsidiary Activity)
     23.0  Consent of Monroe Shine and Co., Inc.
     27.0  Financial Data Schedule

     _________________________
     (1) Incorporated by reference from the Exhibits filed with the Current Report on Form 8-K dated July 19, 1999.
     (2) Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
     (3) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
     (4) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST CAPITAL, INC.

                                    /s/ James G. Pendleton
                                    --------------------------------------------
                                    James G. Pendleton
                                    Chairman and Chief Executive Officer


     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

      Name                                  Title                                      Date
      ----                                  -----                                      ----
/s/ James G. Pendleton             Chairman and Chief Executive                  September 16, 1999
------------------------------     Officer
James G. Pendleton                 (principal executive officer)



/s/ Michael C. Frederick           Senior Vice President, Chief Financial        September 16, 1999
------------------------------     Officer and Treasurer (principal accounting
Michael C. Frederick               and financial officer)


/s/ Samuel E. Uhl                  President, Chief Operating Officer            September 16, 1999
------------------------------     and Director
Samuel E. Uhl


/s/ Mark D. Shireman               Director                                      September 16, 1999
------------------------------
Mark D. Shireman


/s/ Dennis L. Huber                Director                                      September 16, 1999
------------------------------
Dennis L. Huber


/s/ Kenneth R. Saulman             Director                                      September 16, 1999
------------------------------
Kenneth R. Saulman


/s/ John W. Buschemeyer            Director                                      September 16, 1999
------------------------------
John W. Buschemeyer


/s/ Gerald L. Uhl                  Director                                      September 16, 1999
------------------------------
Gerald L. Uhl