Form 10KSB/A
period 1999-06-30
FIRST CAPITAL INC
filed 1999-09-24
CIK 1070296

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

                                        FIRST CAPITAL, INC.


Date: September 23, 1999                By: /s/ James G. Pendleton
                                           --------------------------------
                                           James G. Pendleton
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)