Form 10QSB
period 1999-09-30
FIRST CAPITAL INC
filed 1999-11-15
CIK 1070296

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

                                   (Mark One)
                                   ----------
 (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999
                                              ------------------

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                -----------    ------------

                          Commission File No. 0-25023
                                              -------

                              First Capital, Inc.
                              -------------------
             (Exact name of registrant as specified in its charter)

                        Indiana                    35-2056949
          ---------------------------------------------------------
          (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)      Identification Number)

                  220 Federal Drive NW, Corydon, Indiana  47112
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

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,752 shares of common stock were outstanding as of October 31, 1999.

                              FIRST CAPITAL, INC.


                                     INDEX

Part I                         Financial Information                        Page
                                                                            ----

          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 (unaudited)
           and June 30, 1999                                                   3

          Consolidated Statements of Income for the three months
           ended September 30, 1999 and 1998 (unaudited)                       4

          Consolidated Statements of Cash Flows for the three months
           ended September 30, 1999 and 1998 (unaudited)                       5

          Notes to consolidated financial statements (unaudited)             6-8

          Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-14


Part II   Other Information                                                   15



Signatures                                                                    16

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,             June 30,
                                                                                 -------------             --------
                                                                                      1999                   1999
                                                                                      ----                   ----
                                                                                  (Unaudited)                 *
ASSETS                                                                                      (In Thousands)
Cash and due from banks                                                          $   1,157              $     930
Interest bearing deposits with banks                                                 4,632                  1,681
Securities available for sale, at fair value                                        19,662                 20,205
Securities-held to maturity:
  Mortgage-backed securities                                                           693                    767
  Other debt securities                                                              8,982                  8,480
Loans receivable, net                                                               89,521                 83,887
Federal Home Loan Bank stock, at cost                                                  913                    662
Premises and equipment                                                               3,641                  3,688
Accrued interest receivable                                                            725                    917
Cash value of life insurance                                                         1,100                  1,086
Other assets                                                                           538                    395
                                                                               -----------------------------------
    Total Assets                                                                 $ 131,564              $ 122,698
                                                                               ===================================

LIABILITIES
Deposits                                                                         $  94,567              $  92,014
Advances from Federal Home Loan Bank                                                18,250                 12,250
Advance payments by borrowers for
  taxes and insurance                                                                   64                     37
Accrued interest payable on deposits                                                   550                    471
Accrued expenses and other liabilities                                                 872                    586
                                                                               -----------------------------------
    Total Liabilities                                                              114,303                105,358
                                                                               -----------------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued                                               -                      -
Common stock of $.01 par value per share
  Authorized 5,000,000 shares; issued 1,292,752 shares                                  13                     13
Additional paid-in capital                                                           9,404                  9,402
Retained earnings-substantially restricted                                           9,018                  8,916
Unearned ESOP shares                                                                  (574)                  (584)
Accumulated other comprehensive income-net
  unrealized gain on securities available for sale                                    (600)                  (407)
                                                                               -----------------------------------
    Total Stockholders' Equity                                                      17,261                 17,340
                                                                               -----------------------------------
    Total Liabilities and Stockholders' Equity                                   $ 131,564              $ 122,698
                                                                               ===================================


*  Derived from audited financial statements
See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                                1999           1998
                                                                                                ----           ----
INTEREST INCOME                                                                        (In thousands, except per share data)
  Loans receivable                                                                           $ 1,765         $ 1,600
  Mortgage-backed securities                                                                      80              18
  Other securities                                                                               396             124
  Federal Home Loan Bank dividends                                                                15              12
  Interest bearing deposits with banks                                                            25              54
                                                                                           --------------------------
       Total interest income                                                                   2,281           1,808
                                                                                           --------------------------
INTEREST EXPENSE
  Deposits                                                                                     1,094           1,001
  Advances from Federal Home Loan Bank                                                           203              74
                                                                                           --------------------------
       Total interest expense                                                                  1,297           1,075
                                                                                           --------------------------
       Net interest income                                                                       984             733

  Provision for loan losses                                                                       21               9
                                                                                           --------------------------
        Net interest income after provision for loan losses                                      963             724
NON-INTEREST INCOME
  Loan fees and service charges                                                                   12              17
  Service charges on deposit accounts                                                             59              40
  Other income                                                                                    26              22
                                                                                           --------------------------
        Total non-interest income                                                                 97              79
                                                                                           --------------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                                                      327             204
  Occupancy and equipment                                                                        102              84
  Deposit insurance premiums                                                                      13              11
  Merger related expenses                                                                         78               -
  Other operating expenses                                                                       138             105
                                                                                           --------------------------
       Total non-interest expense                                                                658             404
                                                                                           --------------------------
       Income before income taxes                                                                402             399
  Income tax expense                                                                             177             148
                                                                                           --------------------------
       Net Income                                                                                225             251

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising during the period                                   (193)              2
     Less:  reclassification adjustment                                                            -               -
                                                                                           --------------------------
       Other comprehensive income (loss)                                                        (193)              2
                                                                                           --------------------------
       Comprehensive Income                                                                  $    32         $   253
                                                                                           ==========================
       Net income per common share, basic                                                    $  0.17         $  0.19
                                                                                           ==========================
       Net income per common share, diluted                                                  $  0.17         $  0.19
                                                                                           ==========================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                          September 30,
                                                                                                          -------------
                                                                                                      1999           1998
                                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                                     (In Thousands)
  Net income                                                                                       $   225         $   251
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts, net                                         2               -
        Depreciation expense                                                                            59              46
        Deferred income taxes                                                                           (8)            (19)
        ESOP compensation expense                                                                       12               -
        Provision for loan losses                                                                       21               9
        Decrease in accrued interest receivable                                                        192               6
        Increase in accrued interest payable                                                            79             188
        Net change in other assets/liabilities                                                         304             176
                                                                                                  -------------------------
          Net Cash Provided By Operating Activities                                                    886             657
                                                                                                  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks                             (2,951)          1,511
        Puchase of securities available for sale                                                       (17)              -
        Maturities of securities available for sale                                                    238               -
        Purchase of securities held to maturity                                                       (500)         (3,144)
        Principal collected on mortgage-backed securities                                               73               -
        Net increase in loans receivable                                                            (5,655)           (822)
        Purchase of Federal Home Loan Bank stock                                                      (251)              -
        Purchase of premises and equipment                                                             (12)           (178)
        Increase in cash value of life insurance                                                       (14)            (14)
                                                                                                  -------------------------
          Net Cash Used By Investing Activities                                                     (9,089)         (2,647)
                                                                                                  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                                     2,553           1,774
        Net increase in advances from Federal Home Loan Bank                                         6,000               -
        Dividends paid                                                                                (123)            (37)
                                                                                                  -------------------------
          Net Cash Provided By Financing Activities                                                  8,430           1,737
                                                                                                  -------------------------

Net Increase (Decrease) in Cash and Due From Banks                                                     227            (253)
Cash and due from banks at beginning of period                                                         930             895
                                                                                                  -------------------------
Cash and Due From Banks at End of Period                                                           $ 1,157         $   642
                                                                                                  =========================

See accompanying notes to consolidated financial statements.

                       FIRST CAPITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Presentation of Interim Information

     First Capital, Inc. ("Company") was incorporated by First Federal Bank, a Federal Savings Bank ("Bank") in September 1998 in connection with the conversion from the mutual holding company form of organization to the stock holding company form of organization. Upon consummation of the conversion on December 31, 1998, the Company became the holding company for the Bank and the former mutual holding company, First Capital, Inc., M.H.C. ("MHC"), was merged with and into the Bank. Accordingly, the information presented in this report relates primarily to the Bank's operations.

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months ended September 30, 1999 and 1998 and cash flows for the three months ended September 30, 1999 and 1998. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.   Supplemental Disclosures of Cash Flow Information


                                                        Three Months Ended
                                                          September 30,
                                                          -------------
                                                        1999          1998
                                                        ----          ----
                                                          (In Thousands)
        Cash payments for:
          Interest                                    $ 1,211         $ 886
          Taxes                                            26            75

3.   Pending Merger

     On July 19, 1999, the Company entered into an agreement and plan of merger with HCB Bancorp (HCB), a bank holding company located in Palmyra, Indiana. HCB is the parent company of Harrison County Bank, a state-chartered commercial bank. Terms of the agreement provide for an exchange of 15.5 shares of the Company's common stock for each share of HCB common stock. The merger is subject to regulatory and stockholder approvals.

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


4.   Comprehensive Income

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," effective July 1, 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three months ended September 30, 1999 and 1998:


                                      Three Months Ended
                                         September 30,
                                      -------------------
                                        1999       1998
                                      ---------  --------
                                        (In thousands)
Unrealized gains on securities:
 Unrealized holding gains
  (losses)
  arising during the period             $(319)       $ 3
 Income tax expense (benefit)            (126)         1
                                       -----------------
   Net of tax amount                     (193)         2
                                       -----------------
 Less:  reclassification
  adjustment for (gains)
  losses included in net
  income                                   -         -
                                       -----------------
 Income tax expense (benefit)              -         -
                                       -----------------

   Other comprehensive
    income (loss)                      $ (193)       $ 2
                                       =================

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)



5.  Supplemental Disclosure for Earnings Per Share

                                                                       Three months ended
                                                                       September 30, 1999
                                                                     1999               1998
                                                                     ----               ----
                                                          (Dollars in thousands, except per share data)
         Basic:
           Earnings:
              Net income                                          $     225           $     251
                                                               ================================
            Shares:
               Weighted average common shares
               outstanding                                        1,292,747           1,291,063
                                                               ================================


              Net income per common share, basic                  $    0.17           $    0.19
                                                               ================================

         Diluted:
           Earnings:                                              $     225           $     251
                                                               ================================
           Shares:
             Weighted average common shares
             outstanding                                          1,292,747           1,291,063

              Add:  Dilutive effect of outstanding options           11,464               3,619
                                                              ---------------------------------
              Weighted average common

                 shares outstanding, as adjusted                  1,304,211           1,294,682
                                                               ================================

         Net income per common share, diluted                     $    0.17           $    0.19
                                                               ================================

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

Financial Condition

     Total assets increased 7.2% from $122.7 million at June 30, 1999 to $131.6 million at September 30, 1999, primarily as a result of increases in cash, interest bearing deposits with banks and loans receivable, net, which was funded primarily by growth in deposits and an increase in advances from the Federal Home Loan Bank of Indianapolis.

     Loans receivable, net, were $83.9 million at June 30, 1999, compared to $89.5 million at September 30, 1999, a 6.7% increase. This increase is primarily the result of increases in residential mortgage loans of $2.9 million and commercial mortgage and business loans of $2.2 million.

     The investment in mortgage-backed securities held-to-maturity decreased from $767,000 at June 30, 1999 to $693,000 at September 30, 1999, as a result of principal repayments.

     Other debt securities held to maturity increased from $8.5 million at June 30, 1999 to $9.0 million at September 30, 1999. During the three month period ended September 30, 1999, the Company purchased other debt securities of $500,000.

     Securities available for sale decreased $543,000 from $20.2 million at June 30, 1999 to $19.7 million at September 30, 1999 as a result of maturities of $238,000 and unrealized depreciation in fair value of $319,000 due to lower market interest rates.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

      Cash and interest bearing deposits with banks increased from $2.6 million at June 30, 1999 to $5.8 million at September 30, 1999 as a result of excess liquidity funded by growth in deposits.

     Total deposits increased from $92.0 million at June 30, 1999 to $94.6 million at September 30, 1999. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost accounts.

     Total stockholders' equity remained constant at $17.3 million at June 30, 1999 and at September 30, 1999 primarily as a result of retained net income of $102,000, offset by an increase in net unrealized loss on securities.

Results of Operations

     Net Income. Net income was $225,000 ($.17 per share diluted) for the three months ended September 30, 1999 compared to $251,000 ($.19 per share diluted) for the three months ended September 30, 1998. Net income increased for 1999 compared to 1998 primarily from an increase in net interest income offset by an increase in non-interest expenses.

      Net interest income for the three month periods ended September 30, 1999 and 1998. Net interest income increased 34.2% from $733,000 in 1998 to $984,000 in 1999 primarily as a result of the increase in interest-earning assets provided by the net proceeds from the issuance of common stock in the conversion.

     Total interest income increased $473,000, or 26.2%, to $2.3 million for the three months ended September 30, 1999 compared to $1.8 million in the prior year as a result of a higher balance of interest-earning assets. Interest on loans receivable increased $165,000 and interest on other debt securities increased $272,000 as a result of a higher average balance in 1999. The average yield on interest-bearing assets decreased from 8.10% in 1998 to 7.62% in 1999 due to lower market interest rates.

     Total interest expense increased $222,000, or 20.7%, to $1.3 million for the three months ended September 30, 1999 compared to $1.1 million for the three months ended September 30, 1998 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank of Indianapolis. The average cost of funds decreased from 5.35% in 1998 to 4.87% in 1999 due to lower market interest rates.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY


     Provision for loan losses. The provision for loan losses was $21,000 for the three month period ending September 30, 1999 compared to $9,000 for the three month period ended September 30, 1998. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. The Bank made provisions of $21,000 for the three months ended September 30, 1999 to increase the allowance for loan losses to an amount considered reasonable by management based on an evaluation as of September 30, 1999. The allowance was increased due to increases in commercial real estate, commercial business loans and personal loans, which possess a higher inherent risk of loss than one-to-four family residential mortgage loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts. At September 30, 1999, non-performing loans amounted to $121,278.

      Non-interest income. Non-interest income increased 22.8% to $97,000 for the three months ended September 30, 1999 compared to $79,000 for the three months ended September 30, 1998. The increase is attributable to an increase in service charges on deposit accounts of $18,000 resulting from growth in transaction accounts.

      Non-interest expense. Non-interest expense increased by $254,000 for the three month period ended September 30, 1999. The increase results primarily from increases in compensation and benefits, occupancy and equipment expenses, and other operating expenses. Also, the Company incurred one-time merger related expenses of $78,000 during the quarter ended September 30, 1999. Compensation and benefits expense increased $123,000 due to normal compensation increases and additional staff for the new branch facility in 1999. Occupancy and equipment costs have increased in 1999 compared to 1998 as a result of increased depreciation charges and expenses related to the Year 2000 issue. The Bank also experienced higher costs due to the opening of the new branch facility in New Salisbury, Indiana in March 1999.

     Income tax expense. Income tax expense for the three month period ended September 30, 1999 was $177,000, compared to $148,000 for the same period in 1998. The effective tax rate for 1999 is 44.0% compared to 37.1% for 1998. The increase in the effective tax rate for 1999 results from the non-deductible merger related expenses of $78,000.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 1999, the Bank had cash and interest-bearing deposits with banks of $5.8 million and securities available-for-sale with a fair value of $19.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements. At September 30, 1999, the Bank's liquidity was 7.8%.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 10.7%, 10.7% and 20.4%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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

6. Certain utility services, such as electrical power and telecommunication services, could be disrupted if those services experience Y2K related problems. The Bank's Y2K contingency plan addresses such possible situations.

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

The Bank has identified major commercial borrowers to assess their Y2K readiness and has requested information from those borrowers. As of June 30, 1999, the Bank has received responses and evaluated those borrowers. All major commercial borrowers identified have indicated that their Y2K preparedness is on schedule or has been completed. Information necessary to assess Y2K readiness of new commercial borrowers is obtained at the time of the loan application.

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

As of September 30, 1999, the Bank is on schedule with its internal Y2K preparation efforts. All internal systems identified in the assessment phase of the project that are considered "mission critical" have either been tested for Y2K compliance or will be tested. The Bank's in-house computer system, its most critical processing system, has been certified by its respective hardware and software vendors as being Y2K compliant. The Bank has begun testing the system for Y2K compatibility and the testing to date has indicated that the system is Y2K compliant. All systems that have been determined to be Y2K compliant will be retested during 1999 following any material upgrades or enhancements. The Bank has replaced non-compliant microcomputer equipment and has installed and tested the related software for Y2K compliance. Other equipment containing embedded microprocessors have been certified as Y2K compliant by the applicable vendors. The Bank's estimated total cost to replace computer equipment, software programs, or other equipment containing embedded microprocessors that were not Y2K compliant, is approximately $65,000. As of September 30, 1999, approximately $52,000 has been incurred. System maintenance or modification costs are being expensed as incurred, while the cost of new hardware, software, or other equipment, is capitalized and amortized over their estimated useful lives.

                                    PART II
                               OTHER INFORMATION
                              FIRST CAPITAL, INC.


Item 1. Legal Proceedings

        The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on it's financial condition or operations.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit
        -------

        27    Financial Data Schedule

(b)     Reports on Form 8-K
        -------------------

        The Company filed a report on Form 8-K on July 19, 1999 with respect to the Agreement and Plan of Merger with HCB Bancorp.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                 FIRST CAPITAL, INC.
                                 (Registrant)



 Dated  November 12, 1999        BY:   /s/James G. Pendleton
 -----------------------------      -----------------------------
                                       James G. Pendleton
                                       Chairman and CEO


 Dated  November 12, 1999        BY:   /s/ Michael C. Frederick
 -----------------------------      -----------------------------
                                       Michael C. Frederick
                                       Senior Vice President
                                        and Treasurer