Form 10KT405
period 1999-12-31
FIRST CAPITAL INC
filed 2000-03-22
CIK 1070296

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1999 TO DECEMBER 31, 1999

                       Commission File Number:  0-25023

                                                        FIRST CAPITAL, INC.
                                               -------------------------------------
                                          (Name of small business issuer in its charter)
                 Indiana                                                                         35-2056949
      -------------------------------                                                          ---------------
      (State or other jurisdiction of                                                         (I.R.S. Employer
       incorporation or organization)                                                        Identification No.)

 220 Federal Drive, N.W., Corydon, Indiana                                                          47112
--------------------------------------------                                                    --------------
  (Address of principal executive offices)                                                         (Zip Code)

Issuer's telephone number:                                                                      (812) 738-2198
                                                                                                --------------

Securities registered under 12(b) of the Exchange Act:                                               None

Securities registered under Section 12(g) of the Exchange Act:                     Common Stock, par value $0.01 per share
                                                                                   --------------------------------------
                                                                                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                       -----

     The issuer's revenues for the most recent fiscal year were $4.7 million.

     The aggregate market value of the voting common equity held by non-affiliates as of March 1, 2000 was $23,120,000. This figure is based on the average of the bid and asked price on the Nasdaq Stock Market for a share of the issuer's common stock on March 1, 2000, which was $10.82 per share. For purposes of this calculation, the issuer is assuming that the issuer's directors and executive officers are affiliates.

     As of March 1, 2000, there were 2,507,574 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-KSB.

     This report contains certain "forward-looking statements" concerning the future operations of First Capital, Inc. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which First Capital operates, as well as nationwide, First Capital's ability to control costs and expenses, competitive products and pricing, loan delinquency rates, the ability to integrate successfully the operations of HCB Bancorp and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. First Capital assumes no obligation to update any forward-looking statements.

                                    PART I

Item 1.   Description of Business.
---------------------------------

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

     The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank in accordance with applicable regulations. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank, but does not include the consolidated accounts of HCB Bancorp. The Company and HCB Bancorp completed a merger of equals on January 12, 2000. See "Merger with HCB Bancorp" below.

     The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits have been federally insured by the FDIC since 1961 and are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System.

Merger with HCB Bancorp

     On January 12, 2000, the Company completed its merger of equals with HCB Bancorp. As part of the agreement, Harrison County Bank merged into First Federal Bank, which changed its name to First Harrison Bank. In accordance with the terms of the merger agreement, each share of HCB Bancorp common stock was converted into the right to receive 15.5 shares of First Capital common stock. As a result of the merger, the offices of Harrison County Bank in Crandall, Georgetown, Greenville, Hardinsburg, New Albany and Palmyra, Indiana became offices of First Harrison Bank. For pro forma financial information regarding the merger, see Note 21 to Notes to Consolidated Financial Statements.

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

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                         At June 30,
                                                          At December 31,     ----------------------------------
                                                                 1999              1999               1998
                                                          ----------------  -----------------  -----------------
                                                          Amount   Percent   Amount   Percent   Amount   Percent
                                                         --------  -------  --------  -------  --------  -------
                                                                           (Dollars in thousands)
Mortgage Loans:
 Residential (1).......................................   $68,428    71.05%  $63,531    71.71%  $57,825    74.57%
 Land..................................................       384     0.40     1,018     1.15       218     0.28
 Commercial real estate................................     6,250     6.49     3,678     4.15     4,371     5.64
 Residential construction..............................     5,756     5.98     8,346     9.42     3,787     4.88
                                                          -------   ------   -------   ------   -------   ------
    Total mortgage loans...............................    80,818    83.92    76,573    86.43    66,201    85.37
                                                          -------   ------   -------   ------   -------   ------

Consumer Loans:
 Home equity and second mortgage loans.................     4,803     4.99     2,999     3.39     2,799     3.61
 Automobile loans......................................     1,787     1.86     1,615     1.82     1,574     2.03
 Loans secured by savings accounts.....................       411     0.43       400     0.45       466     0.60
 Mobile home loans.....................................       163     0.17       193     0.22       223     0.29
 Unsecured loans.......................................       454     0.47       190     0.21       125     0.16
 Other (2).............................................     1,180     1.23     1,015     1.15     1,110     1.43
                                                          -------   ------   -------   ------   -------   ------
    Total consumer loans...............................     8,798     9.15     6,412     7.24     6,297     8.12
                                                          -------   ------   -------   ------   -------   ------

  Commercial business loans............................     6,676     6.93     5,607     6.33     5,048     6.51
                                                          -------   ------   -------   ------   -------   ------
     Total loans.......................................    96,292   100.00%   88,592   100.00%   77,546   100.00%
                                                          -------   ======   -------   ======   -------   ======
Less:
  Due to borrowers on loans in process.................     2,102              4,019              1,932
  Deferred loan fees net of direct costs...............       206                204                211
  Allowance for loan losses............................       523                482                516
                                                          -------            -------            -------
    Total loans receivable, net........................   $93,461            $83,887            $74,887
                                                          =======            =======            =======

________________________
(1) Includes conventional one- to four-family and multi-family residential loans.
(2) Includes loans secured by lawn and farm equipment, unimproved land, and other personal property.


     Residential Loans. The Bank's lending activities have concentrated on the origination of residential mortgages, primarily for retention in the Bank's loan portfolio. Residential mortgages secured by multi-family properties are an immaterial portion of the residential loan portfolio. Substantially all residential mortgages are collateralized by properties within the Bank's market area.

     The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans typically with terms of 15 to 30 years. Although the Bank originates all residential mortgage loans for investment, the Bank uses loan documents approved by the Federal National Mortgage Corporation ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). ARM loans originated have interest rates that adjust at regular intervals of one year, with 1.5% annual and 5% lifetime caps, and at intervals of five years with 2% per adjustment period and 6% lifetime caps, based upon changes in the prevailing interest rates on U.S. Treasury Bills. The Bank does not use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to two percentage points (upward or downward) per adjustment period and generally contain minimum and maximum interest rates. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

     Construction Loans. At December 31, 1999, the Bank had $5.8 million, or 6.0% of total loans, of construction loans for single-family residences. At December 31, 1999, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $873,000.

     Although the Bank originates construction loans that are repaid with the proceeds of a limited number of mortgage loan obtained by the borrower from another lender, the majority of the construction loans that the Bank originates are construction/permanent loans, which are originated with one loan closing at either a fixed or variable rate of interest and for terms up to 30 years. Construction loans originated without a commitment by the Bank to provide permanent financing are generally originated for a term of six to 12 months and at a variable interest rate based on the prime rate. In the case of construction/permanent loans, the construction loan is also generally for a term of six to 12 months and the rate charged is the rate chosen by the borrower for the permanent loan. Accordingly, if the borrower chooses a fixed interest rate for the permanent loan, the construction loan rate is also fixed at the same rate. At December 31, 1999, the largest non-speculative construction loan amounted to $228,000 and had an outstanding balance of $185,000. This loan was performing according to its terms at December 31, 1999.

     The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank's primary market area and with whom the Bank has well-established business relationships. The Bank generally limits the number of speculative construction loans outstanding at any one time to any one builder to two loans. At December 31, 1999, the largest speculative construction loan relationship with a builder consisted of two loans in the committed aggregate amount of $266,000 with an aggregate outstanding balance of $225,000. Such loans were performing according to their respective terms at that date.

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

     Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 80% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank's Board of Directors. The Bank attempts to originate commercial real estate loans at variable interest rates based on the U.S. Treasury Bill rate for terms not to exceed five years. However, in the current low interest rate environment, borrower demand for variable rate loans is low and the Bank is generally originating commercial real estate loans with fixed interest rates for terms ranging between ten and 15 years over which principal and interest is fully amortized. At December 31, 1999, the largest commercial real estate loan had an outstanding balance of $1.2 million and was secured by a commercial office and retail facility. This loan was performing according to its terms at that date.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

     Commercial Business Loans. Commercial business loans are generally secured by inventory, accounts receivable, and business equipment such as trucks and tractors. Many commercial business loans also have real estate as collateral. The Bank generally requires a personal guaranty of payment by the principals of a corporate borrower, and reviews the personal financial statements and income tax returns of the guarantors. Commercial business loans are generally originated with loan-to-value ratios not exceeding 75%. At December 31, 1999, the largest commercial business loan had an outstanding balance of $715,000 and was unsecured. Such loan was performing according to its terms at that date.

     Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the Bank's cost of funds. Approved credit lines totaled $2.1 million at December 31, 1999, of which $1.2 million was outstanding. Lines of credit are originated at fixed interest rates for one year renewable terms.

     A director of the Bank is a shareholder of a farm implement dealership that has contracted with the Bank to provide sales financing to the dealership's customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the period ended December 31, 1999, the Bank granted approximately $366,000 of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.3 million at December 31, 1999. At December 31, 1999, none of these loans were delinquent 30 days or more.

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

     Consumer Loans. The Bank views consumer lending as an important component of its business because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans expands and creates stronger ties to its customer base. Subject to market conditions, the Bank intends to expand its consumer lending activities.

     The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans (both new and used), home equity loans, home improvement loans, student loans, boat loans, mobile home loans, and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank's consumer loan portfolio consists of home equity and second mortgage loans ($4.8 million at December 31, 1999) followed by automobile and truck loans ($1.8 million at December 31, 1999). Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to seven years and at loan-to-value ratios up to 90% of the blue book value in the case of used vehicles and 90% of the purchase price in the case of new vehicles. The Bank does not engage in indirect automobile and truck lending.

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

     Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower.
In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Bank as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral. At December 31, 1999, $66,000 of consumer loans were delinquent 30 days or more.

Loan Maturity and Repricing

     The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

                                                          After     After    After     After
                                                         One Year  3 Years  5 Years   10 Years
                                                Within   Through   Through  Through   Through    After
                                               One Year  3 Years   5 Years  10 Years  15 Years  15 Years   Total
                                               --------  -------   -------  --------  --------  --------   -----
                                                                         (In thousands)
Mortgage loans:
   Residential real estate...................   $ 2,731   $ 5,774   $6,103   $16,230   $12,901   $24,689  $68,428
   Commercial real estate....................       567       955      934     2,539     1,502       137    6,634
   Residential construction..................     5,756        --       --        --        --        --    5,756
Consumer loans...............................     4,474     2,423    1,242       535       107        17    8,798
Commercial business..........................     2,752     2,068    1,121       702         8        25    6,676
                                                -------   -------   ------   -------   -------   -------  -------
      Total gross loans......................   $16,280   $11,220   $9,400   $20,006   $14,518   $24,868  $96,292
                                                =======   =======   ======   =======   =======   =======  =======

     The following table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                          Floating- or
                                                  Fixed    Adjustable
                                                  Rates      Rates
                                                 -------  ------------
                                                    (In thousands)
          Mortgage loans:
             Residential......................   $53,195       $12,502
             Commercial real estate...........     4,153         1,915
          Consumer loans......................     4,323            --
          Commercial business.................     3,924            --
                                                 -------       -------
                Total gross loans.............   $65,595       $14,417
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

     The Bank requires that borrowers obtain certain types of insurance to protect its interest in the collateral securing the loan. The Bank requires either a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate or an opinion by an attorney regarding the validity of title. Fire and casualty insurance is also required on collateral for loans. The Bank requires escrows for insurance on all loans with a loan-to-value exceeding 90%.

     The Bank's lending practices generally limit the maximum loan to value ratio on conventional residential mortgage loans to 90% (or 97% under a new Freddie Mac program) of the appraised value of the property as determined by an independent appraisal or the purchase price, whichever is less, and 80% for commercial real estate loans.

     Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding net loan commitments of approximately $1.2 million at December 31, 1999.

     As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 1999, the Bank had outstanding letters of credit of $272,000.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Bank usually charges origination fees of 0.5% to 3.0% on one- to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $206,000 of net deferred loan fees at December 31, 1999.

     Delinquencies. The Bank's collection procedures provide for a series of contacts with delinquent borrowers. A late charge is assessed and a late charge notice is sent to the borrower after the 15/th/ day of delinquency. A delinquency notice is mailed to the borrower after the 30/th/ day of delinquency. When payment becomes 60 days past due, the Loan Collection Committee of the Board of Directors generally meets and issues a default letter to the borrower. If a loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings. In certain instances, however, the Loan Collection Committee may decide to modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.

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

                                                                   At             At June 30,
                                                              December 31,  --------------------
                                                                  1999        1999        1998
                                                              ------------  ----------  --------
                                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Residential real estate....................................    $  41       $  --        $ 117
   Commercial real estate.....................................       --          --           25
   Commercial business........................................       --          --           80
   Consumer...................................................       --          --           --
                                                                  -----       -----        -----
      Total...................................................       41          --          222
                                                                  -----       -----        -----

Foreclosed real estate, net...................................      256          --          104
                                                                  -----       -----        -----

Total nonperforming assets....................................    $ 297       $  --        $ 326
                                                                  =====       =====        =====

Total loans delinquent 90 days or more to net loans...........     0.04%         --%        0.30%

Total loans delinquent 90 days or more to total assets........     0.03%         --%        0.24%

Total nonperforming assets to total assets....................     0.22%         --%        0.35%

     The Bank does not accrue interest on loans over 90 days past due. However, if interest on nonaccrual loans had been accrued, interest income of approximately $5,700 would have been recorded for the six months ended December 31, 1999. The Bank recognized no interest income on nonaccrual loans for the six months ended December 31, 1999.

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

     Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or if expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as impaired by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.

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

     At December 31, 1999 and June 30, 1999 and 1998, the aggregate amounts of the Bank's classified assets at those dates and the general loss allowances for the periods then ended, were as follows:

                                       At             At June 30,
                                   December 31,    ----------------
                                      1999          1999      1998
                                   ------------    ------   -------
                                               (In thousands)
Classified assets:
   Loss.........................       $  --       $  --     $  --
   Doubtful (impaired)..........          --          --        80
   Substandard..................          44          63       293
   Special mention..............         132         490        --

General loss allowances:
   Impaired loans...............          --          --        55
   Other........................         523         482       461


     Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 1999, the Bank had foreclosed real estate consisting of two one- to four-family residential properties totaling $256,000.

     Allowance for Loan Losses. Management evaluates the adequacy of the allowance for losses on loans each year based on estimated losses on specific loans and other procedures, including a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. Management's estimate of specific and inherent credit losses in the loan portfolio as described above is intended to provide a reasonable allowance for loan losses applicable to all loan categories. The allowance for loan losses as a percentage of total loans outstanding as of the end of a given period represents an estimated loss percentage for the total loan portfolio and a general measure of adequacy. However, in accordance with GAAP, management assigns an estimated loss percentage or a range of loss to each loan category in estimating the total allowance for loan losses. Management's estimate also includes specifically identified loans having potential losses. It is management's assessment that the allowance for loan losses at December 31, 1999, and June 30, 1999 and 1998 were adequate and represented a reasonable estimate of the specific and inherent credit losses consistent with the composition of the loan portfolio and credit quality trends.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                              Six Months
                                                                Ended              Year Ended June 30,
                                                             December 31,        -----------------------
                                                                 1999             1999             1998
                                                             ------------        ------           ------
                                                                         (Dollars in thousands)
Allowance at beginning of period........................        $ 482             $ 516            $ 519
Provision for loan losses...............................           45                44               --
                                                                -----             -----            -----
                                                                  527               560              519
                                                                -----             -----            -----
Recoveries:
  Residential real estate...............................           --                --               --
  Commercial business...................................           --                --               --
  Consumer..............................................           --                --               --
                                                                -----             -----            -----
    Total recoveries....................................           --                --               --
                                                                -----             -----            -----

Charge-offs:
  Residential real estate...............................           --                --                2
  Commercial business...................................           --                78               --
  Consumer..............................................            4                --                1
                                                                -----             -----            -----
    Total charge-offs...................................            4                78                3
                                                                -----             -----            -----

    Net charge-offs.....................................           (4)              (78)              (3)
                                                                -----             -----            -----

Allowance at end of period..............................        $ 523             $ 482            $ 516
                                                                =====             =====            =====

Ratio of allowance to total loans outstanding at the
 end of the period......................................         0.54%             0.54%            0.67%

Ratio of net charge-offs to average loans outstanding
 during the period......................................           --%             0.10%             -- %

Allowance for Loan Losses Analysis

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                                             At June 30,
                                                    At December 31,        -----------------------------------------------
                                                         1999                       1999                     1998
                                                 --------------------      ---------------------     ---------------------
                                                           Percent of                 Percent of                Percent of
                                                           Outstanding               Outstanding               Outstanding
                                                              Loans                     Loans                     Loans
                                                 Amount    in Category     Amount    in Category     Amount    in Category
                                                 ------    -----------     ------    -----------     ------    -----------
                                                                          (Dollars in thousands)
Residential real estate (1)....................    $270        77.04%      $228          81.13%      $215          79.45%
Commercial real estate and land loans..........      33         6.89         82           5.30         36           5.92
Commercial business............................     109         6.93         98           6.33        117           6.51
Consumer.......................................     111         9.14         74           7.24         32           8.12
Unallocated....................................      --           --         --             --        116             --
                                                   ----       ------       ----         ------       ----         ------
     Total allowance for loan losses...........    $523       100.00%      $482         100.00%      $516         100.00%
                                                   ====       ======       ====         ======       ====         ======

_________________________
(1)  Includes residential construction loans.


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

     The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by either Government National Mortgage Association ("Ginnie Mae"), Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank's total mortgage-backed securities portfolio, securities with a book value of $1.0 million have adjustable rates as of December 31, 1999.

     Investment decisions are made by the Bank's Investment Committee. The Bank's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to maximize returns.

     At December 31, 1999, neither the Company nor the Bank had investment in securities (other than U.S. Government and agency securities and mutual funds that invest in such securities) which exceeded 10% of the Company's stockholders' equity at that date.

     The following table sets forth the securities portfolio at the dates indicated.

                                                        At December 31,                                At June 30,
                                                                                        -------------------------------------------
                                                              1999                                        1999
                                            -----------------------------------------   -------------------------------------------
                                                                  Percent   Weighted                            Percent   Weighted
                                             Fair     Amortized      of      Average     Fair      Amortized      of       Average
                                             Value       Cost    Portfolio  Yield (2)    Value        Cost     Portfolio  Yield (2)
                                            -------   ---------  ---------  ---------   --------   ---------   ---------  ---------
                                                                        (Dollars in thousands)
Securities Held to Maturity (1)
Debt securities:
U.S. agency:
  Due after one year
   through five years....................   $    --     $    --         --%              $    --     $    --          --%
  Due after five years
   through ten years.....................     8,603       8,984      29.89       6.54%     8,320       8,480       28.15       6.43%
  Due after ten years
   through fifteen years.................        --          --         --                    --          --          --

Municipal:
  Due in one year or less................        --          --         --                    --          --          --
  Due after one year
   through five years....................        --          --         --                    --          --          --
Mortgage-backed securities (3)...........       603         627       2.09       5.75        743         767        2.55       6.51
                                            -------     -------      -----               -------     -------       -----
                                            $ 9,206     $ 9,611      31.98%              $ 9,063     $ 9,247       30.70%
                                            =======     =======      =====               =======     =======       =====

Securities Available for Sale
 Debt securities:
 U.S. agency:
  Due after one year
    through five years...................   $ 1,923     $ 2,000       6.65       5.93    $    --     $    --          --%
  Due after five years
    through ten years....................     8,453       9,000      29.94       6.36     10,655      11,000       36.51       6.17
  Due after ten years
    through fifteen years................     2,751       3,000       9.98       6.69      2,864       3,000        9.96       6.70
Mortgage-backed securities (3)...........     3,953       4,113      13.69       6.54      4,487       4,583       15.21       6.06
 Municipal:
  Due after five years
    through ten years....................       610         655       2.18       6.29        618         655        2.17       6.29
  Due after ten years....................       565         639       2.13       7.06        596         638        2.12       6.97
 Equity securities:
  Mutual fund (4)........................     1,001       1,036       3.45        N/A        985       1,003        3.33        N/A
                                            -------     -------      -----               -------     -------       -----
                                            $19,256     $20,443      68.02%              $20,205     $20,879       69.30%
                                            =======     =======      =====               =======     =======       =====

                                                           At June 30,
                                            -----------------------------------------
                                                              1998
                                            -----------------------------------------
                                                                  Percent   Weighted
                                             Fair     Amortized      of      Average
                                             Value       Cost    Portfolio  Yield (2)
                                            -------   ---------  ---------  ---------
                                                     (Dollars in thousands)
Securities Held to Maturity (1)
Debt securities:
U.S. agency:
  Due after one year
   through five years....................    $1,493      $1,500      19.00%      4.53%
  Due after five years
   through ten years.....................        --          --         --         --
  Due after ten years
   through fifteen years.................        --          --         --         --

Municipal:
  Due in one year or less................        80          80       1.01       3.90
  Due after one year
   through five years....................        --          --         --         --
Mortgage-backed securities (3)...........     1,463       1,473      18.65       6.74
                                             ------      ------      -----
                                             $3,036      $3,053      38.66%
                                             ======      ======      =====

Securities Available for Sale
 Debt securities:
 U.S. agency:
  Due after one year
    through five years...................    $   --      $   --         --
  Due after five years
    through ten years....................        --          --         --         --
  Due after ten years
    through fifteen years................     4,002       4,000      50.65       7.01
Mortgage-backed securities (3)...........        --          --         --         --
 Municipal:
  Due after five years
    through ten years....................        --          --         --         --
  Due after ten years....................        --          --         --         --
 Equity securities:
  Mutual fund (4)........................       847         844      10.69        N/A
                                             ------      ------      -----
                                             $4,849      $4,844      61.34%
                                             ======      ======      =====

_______________________
(1)  Securities held to maturity are carried at amortized cost.
(2) Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.
(4)  The mutual fund invests primarily in U.S. Government agency securities.

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

     The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 1999.

                                                          Amount at
                     Maturity Period                  December 31, 1999
                     ---------------                  -----------------
                                                        (In Thousands)
               Three months or less................        $ 1,647
               Over three through six months.......          1,539
               Over six through 12 months..........          2,435
               Over twelve months..................          6,618
                                                           -------
                  Total............................        $12,239
                                                           =======

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.



                                                                                              At June 30,
                                                   At December 31,           --------------------------------------------------
                                                        1999                            1999                       1998
                                              -----------------------------  -------------------------------  -----------------
                                                        Percent                        Percent                          Percent
                                                          of      Increase               of        Increase               of
                                               Amount    Total   (Decrease)   Amount    Total     (Decrease)   Amount    Total
                                              --------  -------  ----------  --------  -------    ----------  --------  -------
                                                                            (Dollars in thousands)
Non-interest-bearing demand..................  $ 3,949     4.04%    $  (144)  $ 4,093     4.45%      $   997   $ 3,096     4.00%
NOW accounts.................................   12,133    12.44         236    11,897    12.93           858    11,039    14.24
Cash management..............................       87     0.09          (1)       88     0.10             4        84     0.11
Regular savings accounts.....................    5,597     5.73        (270)    5,867     6.38         1,062     4,805     6.20
Money market accounts........................   25,115    25.72       4,541    20,574    22.36        10,127    10,447    13.49
90-day passbooks.............................      222     0.23         (20)      242     0.26            24       218     0.28
Fixed rate time deposits which mature:
   Within one year...........................   21,255    21.77        (179)   21,434    23.29         1,856    19,578    25.28
   After one year, but within three years....   11,456    11.73      (7,454)   18,910    20.55        (1,600)   20,510    26.48
   After three years, but within five years..    9,543     9.77       1,826     7,717     8.39         1,080     6,637     8.57
   After five years..........................    8,094     8.29       7,049     1,045     1.13            47       998     1.29
Club accounts................................      184     0.19          37       147     0.16            97        50     0.06
                                               -------   ------     -------   -------   ------       -------   -------   ------
         Total...............................  $97,635   100.00%    $ 5,621   $92,014   100.00%      $14,552   $77,462   100.00%
                                               =======   ======     =======   =======   ======       =======   =======   ======

     The following table sets forth the amount and maturities of time deposits by rates at December 31, 1999.

                                             Amount Due
                             ------------------------------------------
                                                                                    Percent
                                                                                    of Total
                             Less Than    1 - 3       3-5      After 5               Time
                              One Year    Years      Years      Years      Total    Deposits
                              -------    -------    -------    -------    -------   --------
                                                  (Dollars In Thousands)
Below 5.00%................   $ 6,696    $ 5,645    $ 1,029    $    86    $13,456      26.73%
5.00% -- 5.99%.............     8,769      9,691      3,380        164     22,004      43.70
6.00% -- 6.99%.............     3,460      5,370      2,779        271     11,880      23.60
7.00% -- 7.99%.............       824        313        211        154      1,502       2.98
8.00% -- 8.99%.............       885         19         21         --        925       1.84
9.00% -- 9.99%.............       553         28         --         --        581       1.15
                              -------    -------    -------    -------    -------    -------
   Total...................   $21,187    $21,066    $ 7,420    $   675    $50,348     100.00%
                              =======    =======    =======    =======    =======    =======

     The following table sets forth the deposit activity of the Bank for the periods indicated.


                                          Six Months                    Year Ended June 30,
                                            Ended                     ------------------------
                                         December 31,
                                             1999            1999           1998
                                         ------------      --------       ---------
                                                        (In thousands)
Beginning balance......................     $92,014        $ 77,462       $ 70,756

Net increase before interest credited..       3,755          11,187          3,622
Interest credited......................       1,866           3,365          3,084
                                            -------        --------       --------
Net increase in deposits...............       5,621          14,552          6,706
                                            -------        --------       --------

Ending balance.........................     $97,635        $ 92,014       $ 77,462
                                            =======        ========       ========

     Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has at times relied upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Indianapolis are secured by certain first mortgage loans and investment and mortgage-backed securities. At December 31, 1999, the Bank had advances from the FHLB of Indianapolis of $16.8 million.

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

     The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated.

                                                   At Or For the      At or For the Year Ended
                                                     Six Months              June 30,
                                                       Ended          ------------------------
                                                    December 31,
                                                       1999             1999           1998
                                                   -------------      ---------      ---------
                                                               (Dollars in thousands)
Maximum amount of FHLB advances
   outstanding at any month end..................        $18,250        $12,250        $ 6,250

Approximate average FHLB advances outstanding....         16,043          7,528          4,874

Period end balance of FHLB advances outstanding..         16,750         12,250          5,250

Approximate weighted average rate paid on
   FHLB advances at end of period................           5.73%          5.45%          5.54%

Approximate weighted average rate paid on
   FHLB advances during period...................           5.71%          5.55%          6.24%

Subsidiary Activities

     As of December 31, 1999, the Bank was the Company's only subsidiary, and was wholly owned by the Company. The Bank has no subsidiaries.

Personnel

     As of December 31, 1999, the Bank had 33 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


                          REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to examine the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

          The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that grandfathered savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

Federal Savings Institution Regulation

          Business Activities. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

          Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

          The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

          The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 1999, the Bank met each of its capital requirements.

          The following table presents the Bank's capital position at December 31, 1999.

                                                                                Capital
                                                                        ----------------------
                                                         Excess
                             Actual      Required     (Deficiency)       Actual       Required
                             Capital     Capital         Amount         Percent        Percent
                             -------     --------     ------------      --------      ---------
                                                  (Dollars in thousands)
Tangible..................   $15,433       $2,000         $13,433         11.57%      1.50%
Core (Leverage)...........    15,433        4,001          11,432         11.57%      4.00%
Risk-based................    15,956        6,394           9,562         19.96%      8.00%


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

          Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

          The Bank's FICO assessment rate for fiscal 1999 ranged from 5.8 to
5.92 basis points. Payments toward the FICO bonds amounted to $27,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

          Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Bank's limit on loans to one borrower was $3.9 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $1.2 million.

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

          A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 72.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

          Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of
(i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

          Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 1999 was 7.3%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

          Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the six months ended December 31, 1999 totaled $17,000.

          Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Home Loan Bank System

          The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank complied with this requirement with an investment in FHLB stock at December 31, 1999 of $938,000.

          The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, The Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

          The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

Federal Taxation

          General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service ("IRS") in the past five years.

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

          Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT.

          Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

Indiana Taxation

          Indiana imposes an 8.5% franchise tax based on a financial institution's adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Bank's state income tax returns were audited for the years ended December 31, 1993, 1994 and 1995 without amendment and without additional tax liability. The Bank's state income tax returns have not been audited for any subsequent period.

Item 2.   Description of Property.
---------------------------------

     The following table sets forth certain information regarding the Bank's offices as of December 31, 1999.

                                                                                         Approximate
                                              Year        Net Book          Owned/         Square
Location                                     Opened      Value (1)          Leased         Footage
--------                                     ------      ---------          ------       -----------
                                                       (In thousands)
Main Office:

220 Federal Drive, N.W
Corydon, Indiana 47112.....................    1997           $2,401      Owned               12,000

Branch Offices:

391 Old Capitol Plaza, N.W
Corydon, Indiana 47112.....................    1997               65      Leased/(2)/            425

8095 State Highway 135, N.W
New Salisbury, Indiana 47161...............    1999            1,027      Owned                3,500

______________________
(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Lease expires on November 30, 2003.


Item 3.   Legal Proceedings.
---------------------------

          At December 31, 1999, neither the Company nor the Bank was involved in any pending legal proceedings that are believed by management to be material to the Company's financial condition or results of operations. In addition, from time to time, the Bank is involved in legal proceeding occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          On November 17, 1999, the Company held its annual meeting of shareholders. At the meeting shareholders were asked to approve and adopt the Agreement and Plan of Merger, dated as of July 19, 1999, between First Capital, Inc., FC Acquisition Corp. and HCB Bancorp, pursuant to which, among other things, FC Acquisition Corp. merged with and into HCB Bancorp and each share of HCB Bancorp common stock was converted into 15.5 shares of First Capital, Inc. common stock. The number of votes cast at the meeting with respect to the Agreement and Plan of Merger was:
                                                          BROKER
               FOR            AGAINST       ABSTAIN      NON-VOTES
             -------          -------       -------      ---------
             945,015           5,104          200         144,851


     In addition, at the Company's annual meeting of shareholders shareholders were asked to elect two directors to serve for a term of one year, two directors to serve for a term of two years and three directors to serve for a term of three years; to approve the First Capital, Inc. 1999 Stock-Based Incentive Plan; and to ratify the appointment of Monroe Shine & Co., Inc. as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                 Number of Votes      Number of Votes
                                        For               Withheld
                                 ---------------      ---------------
     Election of Directors:
        J. Gordon Pendleton.....      1,072,184             22,986
        Samuel E. Uhl...........      1,063,920             31,250
        Mark D. Shireman........      1,063,119             32,051
        Kenneth R. Saulman......      1,066,072             28,838
        Dennis L. Huber.........      1,063,224             31,946
        John W. Buschmeyer......      1,068,082             27,088
        Gerald L. Uhl...........      1,066,280             28,890


          The year each Director's term expires is as follows:

          John W. Buschmeyer (2000); Kenneth R. Saulman (2000); Samuel E. Uhl
(2001); Mark D. Shireman (2001); J. Gordon Pendleton (2002); Gerald L. Uhl
(2002); and Dennis L. Huber (2002).

                                                      Number of Votes  Number of Votes  Number of Votes
                                                            For             Against        Abstaining
                                                      ---------------  ---------------  ---------------
     First Capital, Inc. 1999 Stock-
        Based Incentive Plan.......................         891,182          50,581            8,556

     Ratification of Monroe Shine &
        Co., Inc. as the Company's
        independent auditors for the
        fiscal year ending June 30, 2000...........       1,090,150           3,620            1,400

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Common Shares

          The common shares of the Company trade on the Nasdaq SmallCap Market under the symbol "FCAP." As of March 1, 2000, the Company had 1,206 stockholders of record. This number does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers.

          The following table lists quarterly market price and dividend information per common share for the quarters ended September 30, 1999 and December 31, 1999, and for the years ended June 30, 1999 and 1998. For periods before December 31, 1998, the table reflects the price per share and dividend information for the Bank's common stock divided by 2.5638, the exchange ratio in connection with the Conversion and Reorganization completed on December 31, 1998. Because the Bank's common stock was not listed or quoted on an established market before December 31, 1998, share price information for periods before that date reflect trades known to management.

                                                                       Market
                                                                      Price at
                                                                       End of
                                             High    Low    Dividends  Period
                                            ------  -----  ---------- --------
Fiscal 1998:
   Quarter ended September 30, 1997........ $ 7.80  $ 7.80    $0.068    $ 7.80
   Quarter ended December 31, 1997.........   7.80    7.80     0.068      7.80
   Quarter ended March 31, 1998............   7.80    7.80     0.068      7.80
   Quarter ended June 30, 1998.............   7.80    7.80     0.068      7.80

Fiscal 1999:
   Quarter ended September 30, 1998........   8.60    7.80     0.068      8.60
   Quarter ended December 31, 1998.........   8.60    7.80     0.068      8.60
   Quarter ended March 31, 1998............  10.94    8.50     0.070      8.88
   Quarter ended June 30, 1999.............  11.81    8.88     0.080      8.75

Six Months Ended December 31, 1999:
   Quarter ended September 30, 1999........  12.39   10.87      0.10     11.64
   Quarter ended December 31, 1999.........  12.25   11.00      0.10     12.00


Item 6.   Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

General

          The Company is the parent to its wholly owned subsidiary, First Harrison Bank (formerly, First Federal Bank, a Federal Savings Bank), a community-oriented financial institution offering traditional financial services primarily to residents of Harrison County, Indiana, and contiguous counties. The Company has no other material income other than that generated by the Bank. The Bank's primary business is attracting deposits from the general public and using those funds to originate one- to four-family residential mortgage loans. The Bank's lending activity also includes multi-family residential loans, commercial real estate and business loans and consumer loans. The Bank invests excess liquidity primarily in interest bearing deposits with the Federal Home Loan Bank of Indianapolis, U.S. government and agency securities, local municipal obligations and, to a lesser extent, mortgage-backed securities.

          Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this Form 10-KSB.

Operating Strategy

          The Bank's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and, if utilized, borrowings from the FHLB of Indianapolis. The Bank's net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the intended actions of the regulatory authorities.

          The Bank's current business strategy is to operate as a well capitalized, locally owned community bank. This strategy has been implemented in recent years by controlling growth, emphasizing the origination of residential mortgage loans in the Bank's primary market area, improving asset quality, controlling operating expenses, and expanding customer services.

Selected Financial and other Data

     The financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this Form 10-KSB, including the Company's audited consolidated financial statements. The following tables set forth certain information concerning the financial position and results of operations of the Company at the dates indicated. The Company changed its fiscal year end from June 30 to December 31 in November 1999.

                                                   At
                                              December 31,                       At June 30,
                                            -----------------   ---------------------------------------------
                                              1999     1998       1999      1998     1997     1996     1995
                                            --------  -------   --------   -------  -------  -------  -------
                                                            (in thousands except per share data)
Total assets..............................  $132,680  $105,195  $122,698   $93,958  $89,372  $81,317  $72,989
Loans receivable, net.....................    93,461    77,343    83,887    74,887   69,909   63,365   59,174
Mortgage-backed securities,
   held to maturity.......................       627     1,994       767     1,473    2,045    2,547    3,023
Other debt securities, held to maturity...     8,984       500     8,480     1,580    4,023    5,267    4,403
Securities available for sale.............    19,256    10,010    20,205     4,849    3,684    2,135      603
Cash and interest bearing deposits (1)....     2,885     9,819     2,611     6,135    5,039    5,385    3,485
Deposits..................................    97,635    81,417    92,014    77,462   70,756   68,232   61,722
Advances from FHLB........................    16,750     5,250    12,250     5,250    8,250    3,750    2,750
Stockholders' equity,
   substantially restricted ..............    17,123    17,444    17,340    10,341    9,493    8,805    8,087

                                            For the
                                           Six Months
                                             Ended
                                          December 31,              Year Ended June 30,
                                         --------------  ----------------------------------------
                                          1999    1998    1999      1998    1997    1996    1995
                                         ------  ------  ------    ------  ------  ------  ------
                                                   (in thousands except per share data)
Interest income........................  $4,658  $3,677  $7,799    $6,860  $6,500  $5,997  $5,637
Interest expense.......................   2,708   2,145   4,435     4,112   3,885   3,605   3,176
                                         ------  ------  ------    ------  ------  ------  ------
Net interest income....................   1,950   1,532   3,364     2,748   2,615   2,392   2,461
Provision for loan losses..............      45      18      44        --      --      --      17
                                         ------  ------  ------    ------  ------  ------  ------
Net interest income after provision
   for loan losses.....................   1,905   1,514   3,320     2,748   2,615   2,392   2,444
Non-interest income (2)................     196     145     301       411     176     159     125
Non-interest expense (3)(4)............   1,529     898   1,987     1,612   1,854   1,200   1,140
                                         ------  ------  ------    ------  ------  ------  ------

Income before income taxes.............     572     761   1,634     1,547     937   1,351   1,429
Income tax expense.....................     257     292     632       589     131     501     526
                                         ------  ------  ------    ------  ------  ------  ------

   Net income..........................  $  315  $  469  $1,002    $  958  $  806  $  850  $  903
                                         ======  ======  ======    ======  ======  ======  ======

Per Share Data:
   Net income (basic)..................  $ 0.26  $ 0.36  $ 0.78    $ 0.74  $ 0.63  $ 0.66  $ 0.71
   Net income (diluted)................    0.25    0.36    0.77      0.74    0.62    0.65    0.70
   Dividends to minority stockholders
      prior to conversion..............     N/A    0.14    0.14      0.27    0.27    0.27    0.27
   Dividends following Conversion
      and Reorganization...............    0.20     N/A    0.15       N/A     N/A     N/A     N/A

____________________
(1) Includes interest bearing deposits in other depository institutions.
(2) Includes one-time gain on sale of old main office building of $169,000 in 1998.
(3) Includes one-time SAIF insurance assessment of $403,000 in 1997.
(4) Includes merger related expenses of $331,000 in the six months ended December 31, 1999.

                                                       At
                                                  December 31,                 At June 30,
                                                 --------------  --------------------------------------
                                                  1999    1998    1999    1998    1997    1996    1995
                                                 ------  ------  ------  ------  ------  ------  ------
Selected Other Data:
Number of:
   Mortgage loans outstanding ............        1,304   1,252   1,270   1,242   1,270   1,229   1,241
   Deposit accounts ......................        9,009   8,079   8,688   7,783   7,181   6,744   6,968
   Offices ...............................            3       2       3       2       2       1       1

                                                   At and For
                                                    the Six
                                                 Months Ended
                                                  December 31,        At and For the Year Ended June 30,
                                                ---------------   -----------------------------------------
                                                 1999     1998     1999    1998     1997     1996     1995
                                                ------   ------   ------  ------   ------   ------   ------
Selected Financial Ratios:
Performance Ratios:
   Return on assets (1)........................   0.49%    0.97%    0.95%   1.08%    0.96%    1.10%    1.25%
   Return on average equity (2)................   3.65     8.81     6.56    9.56     8.81    10.00    11.64
   Dividend payout ratio (3)...................  78.33    37.61    40.85   36.74    43.77    41.19    38.78
   Average equity to average assets............  13.39    11.03    14.48   11.30    10.94    11.02    10.72
   Interest rate spread (4)....................   2.47     2.81     2.71    2.72     2.70     2.59     2.97
   Net interest margin (5).....................   3.16     3.34     3.37    3.27     3.27     3.22     3.51
   Non-interest expense to average assets......   2.37     1.86     1.89    1.82     2.22     1.56     1.58
   Average interest-earning assets to
      average interest bearing liabilities .... 115.84   111.50   114.84  111.29   111.74   113.10   111.91

Regulatory Capital Ratios:
   Tier 1 - adjusted total assets..............  13.37    13.68    14.09   11.01    10.62    10.83    11.09
   Tier 1 - risk based.........................  22.31    24.33    26.08   18.33    17.74    19.55    17.49
   Total risk-based............................  22.96    25.13    26.81   19.15    18.60    20.71    18.65

Asset Quality Ratios:
   Nonperforming loans as a percent of
      loans receivable, net (6)................   0.04     0.29       --    0.17     0.29     0.16     0.21
   Nonperforming assets as a percent of
      total assets (7) ........................   0.22     0.21       --    0.35     0.14     0.31     0.14
   Allowance for loan losses as a percent of
      gross loans receivable ..................   0.54     0.68     0.54    0.67     0.71     0.79     0.88
   Net charge-offs as a percent of average
      outstanding loans .......................     --       --     0.10      --       --     0.02     0.04

______________________
(1) Net income divided by average assets.
(2) Net income divided by average equity.
(3) Dividend payout ratio is computed considering only the minority shareholders' proportionate share of net income prior to conversion. Prior to the completion of the Conversion and Reorganization on December 31, 1998, the majority shareholder, First Capital, Inc., M.H.C., with the approval of the OTS, elected to waive the receipt of dividends.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5) Net interest income as a percentage of average interest-earning assets.
(6) Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(7) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans, but exclude restructured loans.

Average Balance Sheet

     The following table sets forth for the periods indicated information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances.

                                                             Six Months Ended December 31,
                                             ----------------------------------------------------------
                                                           1999                     1998
                                             ----------------------------------------------------------
                                                                  Average                     Average
                                              Average             Yield/  Average              Yield/
                                              Balance   Interest   Cost   Balance   Interest    Cost
                                             ---------  -------- ------ ---------- ---------- ---------
                                                               (Dollars In Thousands)
Interest earning assets (1):
   Mortgage loans............................. $ 78,765  $3,113     7.90%  $65,828    $2,776     8.43%
   Consumer loans.............................    6,541     292     8.93     7,552       278     7.36
   Commercial business loans..................    4,919     209     8.50     3,926       175     8.91
                                               --------  ------            -------    ------
      Total loans.............................   90,225   3,614     8.01    77,306     3,229     8.35
                                               --------  ------            -------    ------

Investment securities (2).....................   31,073     985     6.34    10,915       352     6.45
Interest bearing deposits with banks..........    1,948      59     6.06     3,472        96     5.53
                                               --------  ------            -------    ------
      Total interest earning assets...........  123,246   4,658     7.56    91,693     3,677     8.02

Non-interest earning assets...................    5,549                      4,840
                                               --------                    -------
      Total assets............................ $128,795                    $96,533
                                               ========                    =======

Interest bearing liabilities:
   Regular savings............................ $  5,976  $   87     2.91%  $ 5,247    $   90     3.43%
   Interest bearing demand deposits...........   34,280     749     4.37    22,949       461     4.02
      Time deposits...........................   50,090   1,414     5.65    48,694     1,442     5.92
                                               --------  ------            -------    ------
      Total deposits..........................   90,346   2,250     4.98    76,890     1,993     5.18
                                               --------  ------            -------    ------

FHLB advances.................................   16,043     458     5.71     5,348       151     5.65
                                               --------  ------            -------    ------
   Total interest bearing liabilities.........  106,389   2,708     5.09    82,238     2,144     5.21
                                               --------  ------            -------    ------

Non-interest bearing liabilities:
   Non-interest bearing deposits..............    3,982                      2,716
   Other liabilities..........................    1,173                        935
                                               --------                    -------
      Total liabilities.......................  111,544                     85,889
Stockholders' equity..........................   17,251                     10,644
                                               --------                    -------
      Total liabilities and stockholders'
         equity............................... $128,795                    $96,533
                                               ========                    =======

Net interest income...........................           $1,950                       $1,533
                                                         ======                       ======

Interest rate spread..........................                      2.47%                        2.81%
                                                                  ======                       ======

Net interest margin...........................                      3.16%                        3.34%
                                                                  ======                       ======

Ratio of average interest earning assets to
   average interest bearing liabilities.......                    115.84%                      111.50%
                                                                  ======                       ======

___________________
(1) Does not include interest on loans 90 days or more past due.
(2) Includes mortgage-backed and other debt securities, securities classified as available for sale and Federal Home Loan Bank stock.

Average Balance Sheet (cont'd.)

                                                                  Year Ended June 30,
                                             ----------------------------------------------------------
                                                         1999                          1998
                                             ----------------------------------------------------------
                                                                   Average                      Average
                                              Average               Yield/   Average             Yield/
                                              Balance    Interest    Cost    Balance  Interest    Cost
                                             ---------- --------- --------- --------- --------- -------
                                                              (Dollars In Thousands)
Interest earning assets (1):
   Mortgage loans............................  $ 67,004    $5,467     8.16%  $62,311    $5,214     8.37%
   Consumer loans............................     7,352       662     9.00     7,558       687     9.09
   Commercial business loans.................     4,204       366     8.71     3,545       308     8.69
                                               --------    ------            -------    ------
      Total loans............................    78,560     6,495     8.27    73,414     6,209     8.46
                                               --------    ------            -------    ------

Investment securities (2)....................    17,667     1,124     6.36     7,589       478     6.30
Interest bearing deposits with banks.........     3,464       180     5.20     3,057       173     5.66
                                               --------    ------            -------    ------
      Total interest earning assets..........    99,691     7,799     7.82    84,060     6,860     8.16
                                               --------    ------            -------    ------

Non-interest earning assets..................     5,697                        4,621
                                               --------                      -------
      Total assets...........................  $105,388                      $88,681
                                               ========                      =======

Interest bearing liabilities:
   Regular savings...........................  $  5,560    $  178     3.20   $ 4,678    $  166     3.55
   Interest bearing demand deposits..........    25,021     1,015     4.06    18,078       778     4.30
      Time deposits..........................    48,696     2,824     5.80    47,904     2,864     5.98
                                               --------    ------            -------    ------
      Total deposits.........................    79,277     4,017     5.07    70,660     3,808     5.39
                                               --------    ------            -------    ------

FHLB advances................................     7,528       418     5.55     4,874       304     6.24
                                               --------    ------            -------    ------
   Total interest bearing liabilities........    86,805     4,435     5.11    75,534     4,112     5.44
                                               --------    ------            -------    ------

Non-interest bearing liabilities:
   Non-interest bearing deposits.............     2,950                        1,883
   Other liabilities.........................       370                        1,247
                                               --------                      -------
      Total liabilities......................    90,125                       78,664
Stockholders' equity.........................    15,263                       10,017
                                               --------                      -------
      Total liabilities and stockholders'
         equity..............................  $105,388                      $88,681
                                               ========                      =======

Net interest income..........................              $3,364                       $2,748
                                                           ======                       ======

Interest rate spread.........................                         2.71%                        2.72%
                                                                    ======                       ======

Net interest margin..........................                         3.37%                        3.27%
                                                                    ======                       ======

Ratio of average interest earning assets to
   average interest bearing liabilities......                       114.84%                      111.29%
                                                                    ======                       ======

________________
(1) Does not include interest on loans 90 days or more past due.
(2) Includes mortgage-backed and other debt securities, securities classified as available for sale and Federal Home Loan Bank stock.

Rate/Volume Analysis

   The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net change (the sum of the prior columns).

                                               Six Months Ended December 31,                         Year Ended June 30,
                                                  1999 Compared to 1998                             1999 Compared to 1998
                                                Increase (Decrease) Due to                        Increase (Decrease) Due to
                                        --------------------------------------------       ----------------------------------------
                                                                   Rate/                                         Rate/
                                           Rate       Volume       Volume      Net            Rate     Volume    Volume     Net
                                         --------    ---------    --------   -------       ---------  --------  --------  ---------
                                                                                (In Thousands)
Interest earning assets:
   Mortgage loans(1).....................  $(174)      $  545       $(34)       $337         $(131)     $  394     $(10)      $253
   Consumer loans(1).....................     59          (37)        (8)         14            (7)        (18)      --        (25)
   Commercial business loans(1)..........     (8)          44         (2)         34             1          57       --         58
                                           -----       ------       ----        ----         -----      ------     ----       ----
    Total loans..........................   (123)         552        (44)        385          (137)        433      (10)       286

Investment securities (2)................     (6)         650        (11)        633             5         635        6        646
Interest bearing deposits with banks.....      9          (42)        (4)        (37)          (14)         23       (2)         7
                                           -----       ------       ----        ----         -----      ------     ----       ----
   Total net change in income on
      interest-earning assets............   (120)       1,160        (59)        981          (146)      1,091       (6)       939
                                           -----       ------       ----        ----         -----      ------     ----       ----

Interest bearing liabilities:
   Interest bearing deposits.............    (78)         348        (13)        257          (226)        463      (28)       209
   FHLB advances.........................      2          302          3         307           (34)        166      (18)       114
                                           -----       ------       ----        ----         -----      ------     ----       ----
      Total net change in expense on
         interest bearing liabilities....    (76)         650        (10)        564          (260)        629      (46)       323
                                           -----       ------       ----        ----         -----      ------     ----       ----
Net change in net interest income........  $ (44)      $  510       $(49)       $417         $ 114      $  462     $(40)      $616
                                           =====       ======       ====        ====         =====      ======     ====       ====

_______________________________
(1) The Bank does not include interest on loans 90 days or more past due.
(2) Includes mortgage-backed and other debt securities, securities classified as available for sale and FHLB stock.


Comparison of Financial Condition at December 31, 1999 and June 30, 1999

     Total assets increased 8.1% from $122.7 million at June 30, 1999 to $132.7 million at December 31, 1999, primarily as a result of an increase in loans receivable, net, which was funded primarily by growth in deposits and an increase in advances from the FHLB of Indianapolis.

     Loans receivable, net, were $83.9 million at June 30, 1999, compared to $93.5 million at December 31,1999, a 11.4% increase. The loan growth is attributable to a 3.2% growth in residential mortgage loans (including residential construction loans), a 69.9% growth in commercial real estate loans and a 37.2% growth in consumer loans. Commercial real estate loans were $3.7 million at June 30, 1999, compared to $6.3 million at December 31, 1999. Consumer loans were $6.4 million at June 30, 1999, compared to $8.8 million at December 31, 1999. The growth in consumer loans results primarily from a $1.8 million increase in home equity and second mortgage loans.

     The investment in mortgage-backed securities held-to-maturity decreased from $767,000 at June 30, 1999 to $627,000 at December 31,1999 as a result of repayments of $139,000.

     Securities available for sale, consisting of federal agency mortgage-backed certificates, federal agency notes and bonds, municipal bonds and mutual funds decreased by $948,000 from $20.2 million at June 30, 1999 to $19.3 million at December 31, 1999 primarily as a result of maturities and repayments of $452,000 and unrealized depreciation of $512,000.

     Other debt securities held to maturity, consisting of federal agency notes and bonds, increased from $8.5 million at June 30, 1999 to $9.0 million at December 31, 1999. During the six month period ended December 31, 1999, the Company purchased federal agency debt securities of $500,000.

     Securities available for sale, consisting of federal agency mortgage-backed certificates, federal agency notes and bonds, municipal bonds and mutual funds decreased $948,000 from $20.2 million at June 30, 1999 to $19.3 million at December 31, 1999 primarily as a result of maturities and repayments of $452,000 and unrealized depreciation of $512,000.

     Cash and interest bearing deposits with banks increased from $2.6 million at June 30, 1999 to $2.9 million at December 31, 1999. The Bank increased the levels of working cash in connection with contingency planning for the Year 2000 date change.

     Total deposits increased from $92.0 million at June 30, 1999 to $97.6 million at December 31, 1999. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost accounts.

     Total stockholders' equity decreased from $17.3 million at June 30, 1999 to $17.1 million at December 31, 1999 primarily as a result of an increase in the net unrealized loss on available for sale securities of $309,000 net of retained net income of $68,000.

Comparison of Operating Results for the Six Month Periods Ended December 31, 1999 and 1998

     Net Income. Net income was $315,000 ($0.25 per share diluted) for the six months ended December 31, 1999 compared to $469,000 ($0.36 per share diluted) for the six months ended December 31, 1998. The results for 1999 include non-recurring merger related expenses of $280,000, net of tax. Excluding these non-recurring expenses, net income increased $127,000 for 1999 compared to 1998 primarily from an increase in net interest income offset by an increase in non-interest expenses.

     Net Interest Income. Net interest income increased 27.2% from $1.5 million in 1998 to $1.9 million in 1999 as a result of the increase in interest-earning assets during 1999 and a decrease in the average cost of funds in 1999 compared to the same period in 1998.

     Total interest income increased $981,000, or 26.7%, to $4.7 million for the six months ended December 31, 1999 compared to $3.7 million for the same period in 1998 as a result of a higher balance of interest-earning assets. Interest on loans receivable increased $385,000 and interest on investment securities increased $633,000 as a result of a higher average balance in 1999. The average yield on interest-earning assets decreased from 8.02% in 1998 to 7.56% in 1999 primarily because of lower yields on mortgage loans. The yield on short-term investments, including interest bearing deposits with banks, increased in 1999 compared to 1998 because of higher market interest rates.

     Total interest expense increased $563,000, or 26.3%, to $2.7 million for the six months ended December 31, 1999 compared to $2.1 million for the six months ended December 31, 1998 as a result of the growth in deposits and an increase in average borrowings from the FHLB. The average cost of deposits decreased during 1999 compared to 1998 as the average cost of interest bearing deposits decreased from 5.18% in 1998 to 4.98% in 1999. The decrease in the average cost of deposits results from the growth in lower cost checking and savings accounts. The average balance of non-interest bearing deposits increased from $2.7 million in 1998 to $4.0 million in 1999 as a result of the bank's efforts to attract business transaction accounts.

     Provision for Loan Losses. The provision for loan losses was $45,000 for the six months ended December 31, 1999. The provision for loan losses for the comparable period in 1998 was $18,000. Provisions for loan losses are charges to earnings to maintain the total allowance for loan losses at a level considered reasonable by management to provide for probable known and inherent loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. The Bank made provisions for the periods ended December 31, 1999 and 1998 to increase the allowance for loan losses to an amount considered reasonable by management based on quarterly evaluations. The Bank increased the provisions for loan losses in 1999 due to an increase in commercial business and consumer loans, which possess a higher inherent risk of loss than one- to four-family residential mortgage loans. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level considered adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

     Non-interest income. Non-interest income increased 35.1% to $196,000 for the six months ended December 31, 1999 compared to $145,000 for the six months ended December 31, 1998. Service charges on deposit accounts increased by $42,000 for 1999 compared to 1998 due to the growth in transaction accounts during 1999.

     Non-interest expense. Non-interest expense, excluding non-recurring merger related expenses of $331,000, increased $299,000 for 1999 compared to 1998. The increase results primarily from increases in compensation and benefits and occupancy and equipment expenses. Compensation and benefits expense increased $151,000 due to normal compensation increases, the compensation cost associated with the employee stock ownership plan adopted at December 31, 1998, and additional staff for the new branch office in New Salisbury, Indiana, which opened in March 1999. Occupancy and equipment costs have increased in 1999 compared to 1998 as a result of increased occupancy charges for the new branch office facility and equipment and expenses related to the Year 2000 issue. Other non-interest expenses increased $122,000 in 1999 compared to 1998 primarily due to increases in advertising costs, professional fees and other expenses of operating as a public company.

     Income tax. Income tax expense for the six months ended December 31, 1999 was $257,000, compared to $292,000 for the same period in 1998. The effective tax rate for 1999 was 44.9% compared to 38.4% for 1998. Non-recurring merger expenses in 1999 reduced net income before taxes by $331,000 as compared to 1998, resulting in lower income tax expense in 1999. Certain of these merger expenses are not deductible for federal and state income tax purposes, resulting in a higher effective tax rate for 1999.

Comparison of Financial Condition at June 30, 1999 and 1998

     Total assets increased 30.6% from $94.0 million at June 30, 1998 to $122.7 million at June 30, 1999, primarily as a result of increases in investment securities and loans receivable, net, which was funded primarily by the net proceeds from the issuance of common stock in the conversion, growth in deposits and an increase in advances from the FHLB of Indianapolis.

     Loans receivable, net, were $83.9 million at June 30, 1999, compared to $74.9 million at June 30, 1998, a 12.0% increase. The loan growth is attributable to a 16.7% growth in residential mortgage loans (includes residential construction loans). Residential mortgage loans were $61.6 million at June 30, 1998, compared to $71.9 million at June 30, 1999.

     The investment in mortgage-backed securities held-to-maturity decreased from $1.5 million at June 30, 1998 to $767,000 at June 30, 1999 as a result of repayments of $702,000.

     Other debt securities held to maturity, consisting of federal agency notes and bonds, increased from $1.6 million at June 30, 1998 to $8.5 million at June 30, 1999. During the year ended June 30, 1999, the Company purchased other debt securities of $8.5 million and had maturities of other debt securities with a carrying value of $1.6 million.

     Securities available for sale, consisting primarily of federal agency mortgage- backed certificates, notes and bonds, increased $15.4 million from $4.8 million at June 30, 1998 to $20.2 million at June 30, 1999 as a result of purchases of $22.6 million and maturities and repayments of $6.5 million. Cash and interest bearing deposits with banks decreased from $6.1 million at June 30, 1998 to $2.6 million at June 30, 1999 as a result of the investment in loans and investment securities.

     Total deposits increased from $77.5 million at June 30, 1998 to $92.0 million at June 30, 1999. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes primarily to its promotional efforts to attract lower cost accounts.

     Total stockholders' equity increased from $10.3 million at June 30, 1998 to $17.3 million at June 30, 1999 as a result of retained net income of $746,000 and net proceeds from issuance of common stock of $6.6 million in connection with the Conversion and Reorganization.

Comparison of Operating Results for the Years Ended June 30, 1999 and 1998

     Net Income. Net income was $1.0 million ($0.77 per share diluted) for the year ended June 30, 1999 compared to $958,000 ($0.73 per share diluted) for the year ended June 30, 1998. The results for 1998 included a one-time gain of $105,000, net of tax, associated with the sale of the Bank's old main office property. Excluding this one-time gain, net income increased $148,000 for 1999 compared to 1998 primarily from an increase in net interest income offset by an increase in non-interest expenses.

     Net Interest Income. Net interest income increased 22.4% from $2.7 million in 1998 to $3.4 million in 1999 as a result of the increase in interest-earning assets during 1999 and a decrease in the average cost of funds in 1999 compared to the same period in 1998.

     Total interest income increased $938,000, or 13.7%, to $7.8 million for the year ended June 30, 1999 compared to $6.9 million in the prior year as a result of a higher balance of interest-earning assets. Interest on loans receivable increased $286,000 and interest on investment securities increased $646,000 as a result of a higher average balance in 1999. The average yield on interest-earnings assets decreased from 8.16% in 1998 to 7.82% in 1999 primarily because of lower market rates.

     Total interest expense increased $323,000, or 7.8%, to $4.4 million for the year ended June 30, 1999 compared to $4.1 million for the year ended June 30, 1998 as a result of the growth in deposits and an increase in average borrowings from the FHLB. Both the average cost of deposits and borrowings decreased during 1999 compared to 1998 as the average cost of interest bearing liabilities decreased from 5.44% in 1998 to 5.11% in 1999. The decrease in the average cost of deposits results from the growth in lower cost checking and savings accounts.

     Provision for Loan Losses. The provision for loan losses was $44,000 for the year ending June 30, 1999. There was no provision for loan losses for the comparable period in 1998 because the allowance for loan losses was considered adequate based upon management's evaluation. The Bank made provisions of $44,000 for the year ended June 30, 1999 to increase the allowance for loan losses to an amount considered reasonable by management based on quarterly evaluations. The Bank made provisions for loan losses in 1999 due to an increase in commercial business and unsecured personal loans, which possess a higher inherent risk of loss than one- to four-family residential mortgage loans, and the net charge-offs of $78,000 during the year.

     Non-interest income. Non-interest income decreased 26.7% to $301,000 for the year ended June 30, 1999 compared to $411,000 for the year ended June 30, 1998. The decrease is primarily the result of a one-time gain of $169,000 in 1998 from the sale of the Bank's old main office property. Service charges on deposit accounts increased $47,000 for 1999 compared to 1998 due to the growth in transaction accounts during 1999.

     Non-interest expense. Non-interest expense increased $376,000 for 1999 compared to 1998. The increase results primarily from increases in compensation and benefits and occupancy and equipment expenses. Compensation and benefits expense increased $174,000 due to normal compensation increases and additional staff in the loan department in 1999. Occupancy and equipment costs have increased in 1999 compared to 1998 as a result of increased depreciation charges on the new main office facility and equipment and expenses related to the Year 2000 issue. The Bank also experienced higher costs due to the opening of a new branch office in New Salisbury, Indiana in March 1999. The Bank had been operating a temporary facility in New Salisbury since November 1998.

     Income tax expense. Income tax expense for the year ended June 30, 1999 was $632,000, compared to $589,000 for the same period in 1998. The effective tax rate for 1999 was 38.7% compared to 38.1% for 1998.

Year 2000 Issues

     The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. As a user of computers, computer software and equipment utilizing embedded microprocessors, failure to resolve year 2000 issues could cause substantial disruption of the Bank's business and could have a material adverse effect on the Bank's business, financial condition or results of operations.

     The Bank established a year 2000 committee in 1997, headed by the Chief Operating Officer and included all department heads. The committee developed and implemented a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The committee provided periodic reports to the Board of Directors in order to assist the directors in their year 2000 readiness oversight role.

     While there can be no assurances that the Bank's year 2000 plan has effectively addressed the year 2000 issue, the Bank has not been notified, and is unaware of, any vendor or service provider problems related to year 2000 and all systems have performed properly since January 1, 2000. Likewise, the Bank is unaware of any year 2000 issues that have impaired the ability of the Bank's borrowers to repay their debt.

Liquidity and Capital Resources

     The Bank's primary sources of funds are deposits and proceeds from loan repayments and prepayments, and from the sale and maturity of securities. The Bank may also borrow from the FHLB of Indianapolis. While loan repayments and maturities and sales of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 1999, the Bank had cash and interest-bearing deposits with banks of $2.9 million and securities available for sale with a fair value of $19.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

     The Bank's primary investing activity is the origination of one- to four-family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate and residential construction loans. The Bank also invests in U.S. government and agency securities and mortgage-backed securities issued by U.S. government agencies.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 1999, the Bank had total commitments to extend credit of $8.3 million. See Note 13 of Notes to Consolidated Financial Statements. At December 31, 1999, the Bank had certificates of deposit scheduled to mature within one year of $21.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require the Bank to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements. At December 31, 1999, the Bank's liquidity was 7.3%.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 1999, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 11.6%, 11.6% and 20.0%, respectively.

Effect of Inflation and Changing Prices

     The financial statements and related financial data presented in this Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of the financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the financial institutions performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Market Risk Analysis

     Qualitative Aspects of Market Risk. The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term commercial and consumer loans, all of which are retained by the Bank for its portfolio. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

     Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does the Bank engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

     The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in NPV (net portfolio value) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report which measures interest rate risk by modeling the change in NPV (net portfolio value) over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

     The following table is provided by the OTS and sets forth the change in the Bank's NPV at December 31, 1999, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.




                                              At December 31, 1999
                       -----------------------------------------------------------------
                                                                    NPV As % Of
                             Net Portfolio Value               Present Value Of Assets
        Change in      -------------------------------        --------------------------
        Interest                                                 NPV             Change
     in Basis Points    Amount    $ Change    % Change          Ratio             (bp)
     ---------------    ------    --------    --------        --------           -------
                                 (Dollars in thousands)

        300             $ 9,127   $(8,324)      (48)%           7.45%            (556)
        200              11,930    (5,522)      (32)            9.44             (357)
        100              14,766    (2,686)      (15)           11.33             (168)
       Static            17,452        --        --            13.01               --
       (100)             19,605     2,153        12            14.26              125
       (200)             21,439     3,987        23            15.25              224
       (300)             23,526     6,074        35            16.34              333


     The above table indicates that in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 7.   Financial Statements.
------------------------------

     The financial statements listed in the index to Consolidated Financial Statements at Item 13 of this report are incorporated by reference into this
Item 7.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
     Financial Disclosure.
     --------------------

     None.


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
     Compliance with Section 16(a) of the Exchange Act.
     -------------------------------------------------

     The information required by this Item with respect to Directors is incorporated herein by reference to the Proxy Statement under the heading "Proposal 1--Election of Directors."


                    Executive Officers Who Are Not Directors

Name                           Age(1)     Position
----                           ------     --------
M. Chris Frederick...........    32       Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles...............    47       Senior Vice President - Retail and Corporate Secretary
Sheri L. McGill..............    36       Vice President - Regional Manager
Dennis L. Thomas.............    43       Senior Vice President - Lending
Bradley B. Backherms.........    49       Senior Vice President - Operations

______________________________
(1)  As of December 31, 1999.


Biographical Information

     M. Chris Frederick has been affiliated with the Bank since 1990 and has served in his present position since 1997. He is a member of Leadership Harrison County and the Parish Relations Board of the Corydon United Methodist Church.

     Joel E. Voyles has been affiliated with the Bank since December 1996 and has served in his present position since 1997. From November 1975 to December 1996, he served as Vice President - Deposit Operations Manager of Cumberland Savings Bank in Louisville, Kentucky.

     Sheri L. McGill has been affiliated with the Bank since January 1988 and has held her present position since 1992. She is a member of Leadership Harrison County.

     Dennis L. Thomas has been affiliated with the Bank since January 2000. He was employed by Harrison County Bank from 1981 until the merger with the Bank. He is active in the North Harrison Babe Ruth Baseball League.

     Bradley B. Backherms has been affiliated with the Bank since January 2000. He was employed by Harrison County Bank from 1982 until the merger with the Bank. He is a member of the Crandall United Methodist Church.

Item 10.  Executive Compensation.
--------------------------------

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Executive Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Stock Ownership."

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Transactions with Management."

Item 13.  Exhibits, Financial Statement Schedules and List and Reports on Form
------------------------------------------------------------------------------
8-K.
---

(a)  Financial Statements

     The following consolidated financial statements of the Company and its subsidiary are filed as part of this document under Item 7.

     .    Independent Auditors' Report
     . Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999 and 1998
     . Consolidated Statements of Stockholders Equity for the Six Months Ended December 31, 1999 and the Years Ended June 30, 1999 and 1998
     . Consolidated Statements of Income for the Six Months Ended December 31, 1999 and 1998 and the Years Ended June 30, 1999 and 1998
     . Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and 1998 and the Years Ended June 30, 1999 and 1998
     .    Notes to Consolidated Financial Statements

     Financial Statement Schedules

     Financial Statements Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)  Exhibits

     Exhibit
     Number
     ------

      3.1    Articles of Incorporation of First Capital, Inc. (1)
      3.2    Bylaws of First Capital, Inc.
     10.1    Employment Agreement with James G. Pendleton (2)
     10.2    Employment Agreement with Samuel E. Uhl
     10.3    Employment Agreement with M. Chris Frederick
     10.4    Employment Agreement with Joel E. Voyles
     10.5    Employee Severance Compensation Plan (2)
     10.6 First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (3)
     10.7    First Capital, Inc. 1999 Stock-Based Incentive Plan (4)
     10.8    1998 Officers' and Key Employees' Stock Option Plan for HCB
             Bancorp(4)
     10.9    Employment Agreement with William W. Harrod
     21.0 Subsidiaries of the Registrant (incorporated by reference to Part I, "Business--Subsidiary Activities" of this Form 10-KSB).
     23.0    Consent of Monroe Shine and Co., Inc.
     27.0    Financial Data Schedule

    (1) Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
    (2) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
    (3) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
    (4) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

(b)  Reports on Form 8-K

(1) On November 18, 1999, the Company filed a Form 8-K announcing that the Board of the Company voted to change the Company's fiscal year end from June 30 to December 31.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST CAPITAL, INC.


                                 /s/ William W. Harrod
                                 -----------------------------------------------
                                 William W. Harrod
                                 President, Chief Executive Officer and Director


     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

Name                          Title                           Date
----                          -----                           ----

/s/ William W. Harrod         President, Chief Executive      March 17, 2000
--------------------------
William W. Harrod             Officer and Director
                              (principal executive officer)


/s/ J. Gordon Pendleton       Chairman                        March 17, 2000
--------------------------
J. Gordon Pendleton



/s/ Michael C. Frederick      Chief Financial Officer and     March 17, 2000
--------------------------
Michael C. Frederick          Treasurer
                              (principal accounting
                              and financial officer)

/s/ Samuel E. Uhl             Director                        March 17, 2000
--------------------------
Samuel E. Uhl


/s/ Mark D. Shireman          Director                        March 17, 2000
--------------------------
Mark D. Shireman


/s/ Dennis L. Huber           Director                        March 17, 2000
--------------------------
Dennis L. Huber


/s/ Kenneth R. Saulman        Director                        March 17, 2000
--------------------------
Kenneth R. Saulman


/s/ John W. Buschemeyer       Director                        March 17, 2000
--------------------------
John W. Buschemeyer


/s/ Gerald L. Uhl             Director                        March 17, 2000
--------------------------
Gerald L. Uhl

/s/ Earl H. Book              Director                        March 17, 2000
--------------------------
Earl H. Book


/s/ James S. Burden           Director                        March 17, 2000
--------------------------
James S. Burden


/s/ Marvin E. Kiesler         Director                        March 17, 2000
--------------------------
Marvin E. Kiesler


/s/ James E. Nett             Director                        March 17, 2000
--------------------------
James E. Nett


/s/ Michael L. Shireman       Director                        March 17, 2000
--------------------------
Michael L. Shireman


/s/ Loren E. Voyles           Director                        March 17, 2000
--------------------
Loren E. Voyles

                         [LETTERHEAD OF MONROE SHINE]


                         Independent Auditor's Report



The Board of Directors
First Capital, Inc.
Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiary as of December 31, 1999 and June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the periods ended December 31, 1999 and 1998 and June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiary as of December 31, 1999 and June 30, 1999 and 1998, and the results of their operations and their cash flows for the periods ended December 31, 1999 and 1998 and June 30, 1999 and 1998 in conformity with generally accepted accounting principles.




/s/ Monroe Shine

January 13, 2000

                      FIRST CAPITAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


                                                                                  December 31,      June 30,        June 30,
                                                                                     1999             1999            1998
                                                                                     ----             ----            ----
ASSETS
  Cash and due from banks                                                        $  1,555,407   $    929,524     $   894,657
  Interest bearing deposits with banks                                              1,329,653      1,681,356       5,239,904
  Securities available for sale, at fair value                                     19,256,393     20,204,556       4,848,534
  Securities held to maturity:
    Mortgage-backed securities (fair value December 31, 1999
      $602,748; June 30, 1999 $742,635; June 30, 1998 $1,462,917)                     626,945        766,819       1,472,972
    Other debt securities (fair value December 31, 1999 $8,603,048;
      June 30, 1999 $8,320,025; June 30, 1998 $1,573,450)                           8,983,936      8,479,648       1,580,000
  Loans receivable, net                                                            93,460,511     83,886,960      74,887,358
  Federal Home Loan Bank stock, at cost                                               937,500        662,500         588,800
  Foreclosed real estate                                                              255,757             -          103,874
  Premises and equipment                                                            3,493,447      3,688,258       2,600,772
  Accrued interest receivable:
    Loans                                                                             429,508        430,707         432,274
    Mortgage-backed securities                                                         31,352         33,661          11,681
    Other debt securities                                                             472,108        452,806          88,244
  Cash value of life insurance                                                      1,110,587      1,085,824       1,038,340
  Other assets                                                                        736,865        394,932         170,653
                                                                                 -------------------------------------------

        Total Assets                                                             $132,679,969   $122,697,551     $93,958,063
                                                                                 ===========================================

LIABILITIES
  Deposits:
    Non-interest bearing demand deposits                                         $  3,943,581   $  4,093,621     $ 3,146,552
    Savings and interest bearing demand deposits                                   43,342,752     38,814,682      26,593,058
    Time deposits                                                                  50,348,444     49,105,953      47,722,424
                                                                                 -------------------------------------------
        Total deposits                                                             97,634,777     92,014,256      77,462,034

  Advances from Federal Home Loan Bank                                             16,750,000     12,250,000       5,250,000
  Advance payments by borrowers for taxes
    and insurance                                                                      45,146         37,073          33,722
  Accrued interest payable on deposits                                                542,979        470,352         372,845
  Accrued expenses and other liabilities                                              584,470        586,206         498,527
                                                                                 -------------------------------------------
        Total Liabilities                                                         115,557,372    105,357,887      83,617,128
                                                                                 -------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock of $.01 par value per share
    Authorized 1,000,000 shares; none issued                                                -              -               -
  Common stock of $.01 par value per share
    Authorized 5,000,000 shares; issued 1,292,752
      shares at December 31 and June 30, 1999
      (1,292,748 shares in 1998)                                                       12,927         12,927          12,927
  Additional paid-in capital                                                        9,405,265      9,401,787       2,154,369
  Retained earnings-substantially restricted                                        8,984,740      8,916,432       8,170,645
  Accumulated other comprehensive income-
    net unrealized gain (loss) on securities
    available for sale                                                               (716,575)      (407,222)          2,994
  Unearned ESOP shares                                                               (563,760)      (584,260)              -
                                                                                 -------------------------------------------
        Total Stockholders' Equity                                                 17,122,597     17,339,664      10,340,935
                                                                                 -------------------------------------------

        Total Liabilities and Stockholders' Equity                               $132,679,969   $122,697,551     $93,958,063
                                                                                 ===========================================

See notes to consolidated financial statements.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     PERIODS ENDED JUNE 30, 1999 AND 1998



                                                                                         Accumulated
                                                            Additional                      Other         Unearned
                                                 Common      Paid-in       Retained     Comprehensive       ESOP
                                                 Stock       Capital       Earnings     Income (Loss)      Shares        Total
Balances at July 1, 1997                          $12,888     $2,132,648    $7,354,737   $    (7,761)     $     -      $ 9,492,512

COMPREHENSIVE INCOME
    Net income                                          -              -       958,452             -            -          958,452

    Other comprehensive income:
      Change in unrealized loss on
        securities available for sale,
        net of deferred income tax
        expense of $7,054                               -              -             -        10,755            -           10,755

      Less: reclassification adjustment                 -              -             -             -            -                -
                                                                                                                       -----------
          Total comprehensive income                                                                                       969,207
                                                                                                                       -----------

Cash dividends to minority stockholders
    of Bank                                             -              -      (142,544)            -            -         (142,544)

Exercise of stock options                              39         21,721             -             -            -           21,760
                                                 ---------------------------------------------------------------------------------
Balances at June 30, 1998                          12,927      2,154,369     8,170,645         2,994            -       10,340,935


COMPREHENSIVE INCOME
    Net income                                          -              -     1,002,051             -            -        1,002,051
    Other comprehensive income:
      Change in unrealized gain (loss)
        on securities available for sale,
        net of deferred income tax
        benefit of $269,137                             -              -             -      (410,216)           -         (410,216)

      Less: reclassification adjustment                 -              -             -             -            -                -
                                                                                                                       -----------
          Total comprehensive income                                                                                       591,835
                                                                                                                       -----------
Cash dividends to minority stockholders
    of Bank                                             -              -       (71,405)            -            -          (71,405)

Cash dividends ($0.15 per share)                        -              -      (184,859)            -            -         (184,859)


Changes pursuant to conversion and reorganization:
Cancellation of 769,470 shares held by
    First Capital, Inc. , MHC and merger
    with Bank                                      (7,695)        12,877             -             -            -            5,182

Issuance of 707,050 common shares                   7,071      6,614,047             -             -            -        6,621,118

Issuance of 61,501 common shares to
    ESOP trust                                        615        614,395             -             -     (615,010)               -

Exercise of stock options                               9          5,750             -             -            -            5,759

Shares released by ESOP trust                           -            349             -             -       30,750           31,099
                                                 ---------------------------------------------------------------------------------

Balances at June 30, 1999                         $12,927     $9,401,787    $8,916,432    $ (407,222)   $(584,260)     $17,339,664
                                                 =================================================================================

See notes to consolidated financial statements.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        PERIOD ENDED DECEMBER 31, 1999


                                                                                         Accumulated
                                                            Additional                      Other         Unearned
                                                 Common      Paid-in       Retained     Comprehensive       ESOP
                                                 Stock       Capital       Earnings          Loss          Shares         Total

                                               -------------------------------------------------------------------------------------
Balances at June 30, 1999                         $12,927    $ 9,401,787   $ 8,916,432    $   (407,222)   $ (584,260)   $17,339,664

COMPREHENSIVE INCOME
    Net income                                          -              -       315,174               -             -        315,174
    Other comprehensive income:
      Change in unrealized loss
        on securities available for sale,
        net of deferred income tax
        benefit of $202,906                             -              -             -        (309,353)            -       (309,353)
      Less: reclassification adjustment                 -              -             -               -             -              -
                                                                                                                         ----------
          Total comprehensive income                                                                                          5,821
                                                                                                                         ----------

Cash dividends ($0.10 per share)                        -              -      (246,866)              -             -       (246,866)
Shares released by ESOP trust                           -          3,478             -               -        20,500         23,978
                                               ------------------------------------------------------------------------------------
Balances at December 31, 1999                     $12,927    $ 9,405,265   $ 8,984,740    $   (716,575)   $ (563,760)   $17,122,597
                                               ====================================================================================

See notes to consolidated financial statements.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   PERIODS ENDED DECEMBER 31, 1999 AND 1998
                          AND JUNE 30, 1999 AND 1998


                                                   December 31,      December 31,       June 30,        June 30,
                                                      1999              1998              1999            1998
                                                      ----              ----              ----            ----
INTEREST INCOME
  Loans receivable:
    Mortgage loans                                 $ 3,112,605        $2,776,362      $ 5,467,632     $ 5,213,556
    Consumer and other loans                           501,316           452,856        1,027,820         995,710
  Mortgage-backed securities                           155,598            50,734          184,643         111,751
  Other securities:
    Federal agency                                     733,937           249,953          811,098         264,847
    Municipal                                           29,014               260           19,966           9,363
    Other                                               33,259            27,478           59,095          46,245
  Federal Home Loan Bank dividends                      33,463            23,790           48,509          45,653
  Interest bearing deposits with banks                  58,636            95,599          179,946         173,192
                                                   --------------------------------------------------------------
      Total interest income                          4,657,828         3,677,032        7,798,709       6,860,317
                                                   --------------------------------------------------------------

INTEREST EXPENSE
  Deposits                                           2,249,898         1,993,655        4,016,573       3,808,317
  Advances from Federal Home Loan Bank                 458,133           151,087          417,995         303,551
                                                   --------------------------------------------------------------
      Total interest expense                         2,708,031         2,144,742        4,434,568       4,111,868
                                                   --------------------------------------------------------------

      Net interest income                            1,949,797         1,532,290        3,364,141       2,748,449

  Provision for loan losses                             45,000            18,000           44,000               -
                                                   --------------------------------------------------------------
      Net interest income after provision
        for loan losses                              1,904,797         1,514,290        3,320,141       2,748,449

NON-INTEREST INCOME
  Loan fees and service charges                         18,310            29,412           48,284          38,684
  Gain on sale of premises and equipment                     -                 -                -         169,087
  Service charges on deposit accounts                  122,759            80,729          170,620         123,806
  Other income                                          55,037            35,018           82,304          79,205
                                                   --------------------------------------------------------------
      Total non-interest income                        196,106           145,159          301,208         410,782
                                                   --------------------------------------------------------------

NON-INTEREST EXPENSES
  Compensation and benefits                            633,407           482,603        1,032,773         858,303
  Occupancy and equipment                              206,875           184,433          398,177         309,943
  Deposit insurance premiums                            26,636            22,439           46,729          44,198
  Merger related expenses                              330,808                 -                -               -
  Other expenses                                       331,269           209,398          509,850         399,120
                                                   --------------------------------------------------------------
      Total non-interest expenses                    1,528,995           898,873        1,987,529       1,611,564
                                                   --------------------------------------------------------------

      Income before income taxes                       571,908           760,576        1,633,820       1,547,667

  Income tax expense                                   256,734           292,010          631,769         589,215
                                                   --------------------------------------------------------------

      Net Income                                   $   315,174        $  468,566      $ 1,002,051     $   958,452
                                                   ==============================================================

      Net income per common share, basic           $       .26        $      .36      $       .79     $       .74
                                                   ==============================================================

      Net income per common share, diluted         $       .25        $      .36      $       .79     $       .74
                                                   ==============================================================

See notes to consolidated financial statements.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   PERIODS ENDED DECEMBER 31, 1999 AND 1998
                          AND JUNE 30, 1999 AND 1998


                                                              December 31,    December 31       June 30,       June 30,
                                                                 1999            1998             1999           1998
                                                                 ----            ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $    315,174    $    468,566    $  1,002,051    $    958,452
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Gain on sale of premises and equipment                            -               -               -        (169,087)
      Amortization of premiums and accretion of
        discounts on securities, net                               14,545           3,589           6,320          12,228
      Depreciation expense                                        211,148          93,049         200,929         174,935
      Deferred income taxes                                       (43,640)        (24,645)          8,120          (9,321)
      ESOP compensation expense                                    23,978          10,250          31,099               -
      Increase in cash value of life insurance                    (24,763)        (23,325)        (47,484)        (46,144)
      Provision for loan losses                                    45,000          18,000          44,000               -
      (Increase) decrease in accrued interest receivable          (15,794)        (74,033)       (384,975)          7,506
      Increase in accrued interest payable                         72,627          73,566          97,507         165,352
      Net change in other assets/liabilities                      (89,050)        148,896         127,693        (162,280)
                                                             ------------------------------------------------------------
          Net Cash Provided By Operating Activities               509,225         693,913       1,085,260         931,641
                                                             ------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing
    deposits in banks                                             351,703      (3,632,028)      3,558,548      (1,445,357)
  Purchase of securities available for sale                       (33,259)     (9,134,978)    (22,556,441)     (4,146,245)
  Proceeds from maturities of securities
    available for sale                                            451,610       3,032,446       6,514,216       3,000,000
  Purchase of securities held to maturity                        (500,000)              -      (8,475,000)              -
  Proceeds from maturities of securities held
    to maturity                                                         -       1,080,000       1,580,000       2,440,000
  Principal collected on mortgage-backed securities               138,594         450,525         702,110         562,574
  Net increase in loans receivable                             (9,874,308)     (2,474,269)     (8,939,728)     (5,082,056)
  Purchase of Federal Home Loan Bank stock                       (275,000)              -         (73,700)        (29,700)
  Proceeds from sale of premises and equipment                          -               -               -         425,000
  Purchase of premises and equipment                              (16,337)       (523,210)     (1,288,415)       (590,828)
                                                             ------------------------------------------------------------
         Net Cash Used in Investing Activities                 (9,756,997)    (11,201,514)    (28,978,410)     (4,866,612)
                                                             ------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand and savings deposits                   4,378,030       3,526,054      13,168,693       6,739,502
  Net increase (decrease) in time deposits                      1,242,491         429,022       1,383,529         (33,777)
  Advances from Federal Home Loan Bank                         14,500,000               -      10,000,000       8,500,000
  Repayment of advances from Federal Home
    Loan Bank                                                 (10,000,000)              -      (3,000,000)    (11,500,000)
  Net proceeds from issuance of common stock                            -       6,671,152       6,621,118               -
  Exercise of stock options                                             -               -           5,759          21,760
  Cash received from merger with First Capital,
    Inc. MHC                                                            -           5,182           5,182               -
  Cash dividends paid                                            (246,866)        (71,405)       (256,264)       (142,544)
                                                             ------------------------------------------------------------
        Net Cash Provided By Financing Activities               9,873,655      10,560,005      27,928,017       3,584,941
                                                             ------------------------------------------------------------

Net Increase (Decrease) in Cash and Due
  From Banks                                                      625,883          52,404          34,867        (350,030)

Cash and due from banks at beginning of year                      929,524         894,657         894,657       1,244,687
                                                             ------------------------------------------------------------

Cash and Due From Banks at End of Year                       $  1,555,407    $    947,061    $    929,524    $    894,657
                                                             ============================================================

See notes to consolidated financial statements.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

         First Capital, Inc. ("Company") was incorporated by First Federal Bank, a Federal Savings Bank ("Bank") in September 1998 in connection with the conversion from the mutual holding company form of organization to the stock holding company form of organization. Upon consummation of the conversion on December 31, 1998, the Company became the holding company for the Bank and the former mutual holding company, First Capital, Inc., M.H.C. ("MHC"), was merged with and into the Bank. The conversion was accounted for as a pooling of interests and, therefore, the consolidated financial statements for the fiscal year ended June 30, 1999 are based on the assumption the companies were combined for the full year and the prior year financial statements have been restated to give effect to the combination.

         The Bank provides a variety of banking services to individuals and business customers through three offices in southern Indiana. The Bank's primary source of revenue is single-family residential loans.

         Basis of Presentation

         The Company has changed its fiscal year to the calendar year. The statements of income for the periods ended December 31, 1999 and 1998 present the results of operations for the six month periods then ended. The statements of income for the periods ended June 30, 1999 and 1998 present the results of operations for the fiscal years then ended.

         The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

         Statements of Cash Flows

         For purposes of the statements of cash flows, the Bank has defined cash and cash equivalents as those amounts included in the balance sheet caption "Cash and due from banks."

         Reclassifications

         Certain prior year amounts have been reclassified to conform with current year presentation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate. In connection with the determination of estimated losses on loan and foreclosed real estate, management obtains appraisals for significant properties.

         While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, as an integral part of their examination process, regulatory agencies periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonable possible cannot be estimated.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998



(1 - continued)


         Securities Available for Sale

         Securities available for sale consist of debt and equity securities and are stated at fair value. Amortization of premium and accretion of discount are recognized in interest income using the interest method over the remaining period to maturity, adjusted for anticipated prepayments. Unrealized gains and losses, net of tax, on securities available for sale are reported as a separate component of stockholders' equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method.

         Securities Held to Maturity

         Debt securities for which the Bank has the positive intent and ability to hold to maturity are carried at cost, adjusted for amortization of premium and accretion of discount using the interest method over the remaining period to maturity, adjusted for anticipated prepayments. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities.

         Loans

         Loans receivable are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Bank's real estate loan portfolio consists primarily of long-term loans, collateralized by first mortgages on single-family residences and multi-family residential properties located in the southern Indiana area and commercial real estate loans. In addition to real estate loans, the Bank makes commercial loans and consumer loans.

         Loan origination fees and certain direct costs of underwriting and closing loans are deferred and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loans using the interest method.

         The accrual of interest is discontinued on a loan when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. The Bank does not accrue interest on loans past due 90 days or more except when the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. When a loan is placed on non accrual status, previously accrued but unpaid interest is deducted from interest income.

         Subsequent receipts on nonaccrual loans, including specific impaired loans are recorded as a reduction of principal, and interest income is only recorded once principal recovery is reasonably assured.

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(1 - continued)


         Foreclosed Real Estate

         Foreclosed real estate is carried at the lower of fair value minus estimated costs to sell or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net expense from operations of foreclosed real estate held for sale is reported in non-interest expense.

         Premises and Equipment

         The Bank uses the straight line and accelerated methods of computing depreciation at rates adequate to amortize the cost of the applicable assets over their useful lives. Items capitalized as part of premises and equipment are valued at cost. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

         Income Taxes

         Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available for sale securities, allowance for loan losses, accumulated depreciation and accrued income and expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Stock-Based Compensation

         Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company will measure and recognize compensation cost related to stock-based compensation plans using the intrinsic value method and disclose the pro forma effect of applying the fair value method contained in SFAS No. 123. Accordingly, no compensation costs will be charged against earnings for stock options granted under the Company's stock-based compensation plans.

         Advertising

         Advertising costs are charged to operations when incurred.

         Comprehensive Income

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position, results of operations or cash flows. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998




(2)      MERGER WITH HCB BANCORP

         On January 12, 2000, the Company completed the plan of merger with HCB Bancorp (HCB), a bank holding company located in Palmyra, Indiana. HCB is the parent company of Harrison County Bank, a state-chartered commercial bank. The merger provided for an exchange of 15.5 shares of the Company's common stock for each share of HCB common stock. The merger was accounted for as a pooling of interests. Unaudited pro forma condensed combined financial information is presented in Note 21.

 (3)     DEBT AND EQUITY SECURITIES

         Debt and equity securities have been classified in the balance sheets according to management's intent. Investment securities at December 31, 1999 and June 30, 1999 and 1998 are summarized as follows:

                                                                           Gross         Gross
                                                         Amortized       Unrealized      Unrealized         Fair
                                                            Cost           Gains         Losses            Value
             December 31, 1999:
             Securities available for sale:
               Mortgage Securities:
                 FHLMC certificates                    $    707,221             -          13,237           693,984
                 GNMA certificates                        3,405,966      $      -     $   146,611     $   3,259,355
                                                       ------------------------------------------------------------
                                                          4,113,187             -         159,848         3,953,339
                                                       ------------------------------------------------------------
               Other debt securities:
                 Federal agency                          14,000,000             -         872,403        13,127,597
                 Municipal                                1,293,856             -         119,146         1,174,710
                                                       ------------------------------------------------------------
                                                         19,407,043             -       1,151,397        18,255,646
                                                       ------------------------------------------------------------

               Mutual funds                               1,035,929             -          35,182         1,000,747
                                                       ------------------------------------------------------------

                 Total securities available
                   for sale                            $ 20,442,972      $      -     $ 1,186,579      $ 19,256,393
                                                       ============================================================

              Securities held to maturity:
                Mortgage-backed securities:
                  FHLMC certificates                   $     52,485      $    161     $         -      $     52,646
                  GNMA certificates                         251,456             -          12,431           239,025
                  FNMA certificates                         323,004           902          12,829           311,077
                                                       ------------------------------------------------------------
                                                            626,945         1,063          25,260           602,748
                                                       ------------------------------------------------------------

                 Other debt securities:
                   Federal agency                         8,983,936             -         380,888         8,603,048
                                                       ------------------------------------------------------------

                   Total securities held to
                     maturity                          $  9,610,881       $ 1,063    $    406,148     $   9,205,796
                                                       ============================================================

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998



  (3 - continued)

                                                                           Gross         Gross
                                                         Amortized       Unrealized      Unrealized         Fair
                                                            Cost           Gains         Losses            Value
             June 30, 1999:
               Securities available for sale:
                 Mortgage-backed securities:
                   FHLMC certificates                   $   842,413       $     -       $   7,983       $   834,430
                   GNMA certificates                      3,740,569             -          88,582         3,651,987
                                                        -----------------------------------------------------------
                                                          4,582,982             -          96,565         4,486,417
                                                        -----------------------------------------------------------
                 Other debt securities:
                   Federal agency                        14,000,000             -         481,113        13,518,887
                   Municipal                              1,293,226             -          78,777         1,214,449
                                                        -----------------------------------------------------------
                                                         15,293,226             -         559,890        14,733,336
                                                         ----------------------------------------------------------

                 Mutual funds                             1,002,670             -          17,867           984,803
                                                        -----------------------------------------------------------

                  Total securities available
                    for sale                            $20,878,878       $     -       $ 674,322       $20,204,556
                                                        ===========================================================

               Securities held to maturity:
                Mortgage-backed securities:
                  FHLMC certificates                    $   109,689       $   590       $     108       $   110,171
                  GNMA certificates                         286,140             -          12,142           273,998
                  FNMA certificates                         370,990         1,267          13,791           358,466
                                                       ------------------------------------------------------------
                                                            766,819         1,857          26,041           742,635
                                                       ------------------------------------------------------------

                Other debt securities:
                  Federal agency                          8,479,648             -         159,623         8,320,025
                                                        -----------------------------------------------------------

                   Total securities held to
                     maturity                           $ 9,246,467       $ 1,857       $ 185,664       $ 9,062,660
                                                        ===========================================================

             June 30, 1998:
               Securities available for sale:
                 Mutual fund                            $   843,576        $ 3,395      $       -       $   846,971
                 Federal agency debt securities           4,000,000          1,563              -         4,001,563
                                                        -----------------------------------------------------------
                   Total securities available
                     for sale                           $ 4,843,576        $ 4,958      $       -       $ 4,848,534
                                                        ===========================================================

               Securities held to maturity:
                 Mortgage-backed securities:
                   FHLMC certificates                   $   683,762        $ 6,378      $   2,012       $   688,128
                   GNMA certificates                        371,297              -          7,068           364,229
                   FNMA certificates                        417,913          2,273          9,626           410,560
                                                        -----------------------------------------------------------
                                                          1,472,972          8,651         18,706         1,462,917
                                                        -----------------------------------------------------------

                 Other debt securities:
                   Federal agency                         1,500,000              -          6,562         1,493,438
                   Municipal                                 80,000             12              -            80,012
                                                        -----------------------------------------------------------
                                                          1,580,000             12          6,562         1,573,450
                                                        -----------------------------------------------------------

                   Total securities held to
                     maturity                           $ 3,052,972        $ 8,663      $  25,268       $ 3,036,367
                                                        ===========================================================

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(3 - continued)


         The amortized cost and fair value of debt securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

                                                  Securities Available for Sale        Securities Held to Maturity
                                                   Amortized           Fair             Amortized          Fair
                                                     Cost             Value               Cost            Value
             Due after one year through five
               years                              $ 2,000,000     $ 1,923,061                   -              -
             Due after five years through
               ten years                          $ 9,655,000     $ 9,063,672         $ 8,983,936    $ 8,603,048
             Due after ten years                    3,638,856       3,315,574                   -              -
                                                  --------------------------------------------------------------
                                                   15,293,856      14,302,307           8,983,936      8,603,048
             Mortgage-backed securities             4,113,187       3,953,339             626,946        602,748
                                                  --------------------------------------------------------------

                                                  $19,407,043     $18,255,646         $ 9,610,882    $ 9,205,796
                                                  ==============================================================

         Certain debt securities were pledged to secure advances from the Federal Home Loan Bank at December 31, 1999. (See Note 7)

(4)      LOANS

         Loans receivable at December 31, 1999 and June 30, 1999 and 1998 consisted of the following:

                                                                      December 31,      June 30,        June 30,
                                                                         1999            1999             1998
                                                                         ----            ----             ----
            Real estate mortgage loans:
              Residential                                             $ 68,427,646   $ 63,530,746    $ 57,825,501
              Land                                                         384,446      1,018,276         217,720
              Residential construction                                   5,755,630      8,346,117       3,786,787
              Commercial real estate                                     6,250,500      3,678,160       4,370,446
            Commercial business loans                                    6,676,330      5,607,319       5,048,291
            Consumer loans:
              Home equity and second mortgage loans                      4,803,373      2,998,893       2,798,649
              Automobile loans                                           1,786,773      1,615,081       1,574,208
              Loans secured by savings accounts                            410,830        399,778         465,613
              Other consumer loans                                       1,796,646      1,398,018       1,458,984
                                                                       ------------------------------------------
                  Gross loans receivable                                96,292,174     88,592,388      77,546,199
                                                                       ------------------------------------------
            Less:
              Deferred loan origination fees, net                          206,637        204,499         210,572
              Undisbursed portion of loans in process                    2,102,371      4,019,310       1,932,310
              Allowance for loan losses                                    522,655        481,619         515,959
                                                                       ------------------------------------------
                                                                         2,831,663      4,705,428       2,658,841
                                                                       ------------------------------------------

                  Loans receivable, net                                $93,460,511    $83,886,960     $74,887,358
                                                                       ==========================================

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(4 - continued)


         An analysis of the allowance for loan losses is as follows:

                                                   December 31,       December 31,       June 30,        June 30,
                                                       1999               1998            1999            1998
                                                       ----               ----            ----            ----
             Beginning balances                     $ 481,619         $  515,959      $  515,959      $  518,645
             Provision                                 45,000             18,000          44,000               -
             Recoveries                                     -                  -             156               -
             Loans charged-off                         (3,964)                 -         (78,496)         (2,686)
                                                    ------------------------------------------------------------

             Ending balances                        $ 522,655         $  533,959      $  481,619      $  515,959
                                                    ============================================================

         The Bank had no loans specifically classified as impaired at December 31, 1999 and June 30, 1999. At June 30, 1998, the Bank had loans amounting to $79,343 that were specifically classified as impaired. The average recorded investment in impaired loans amounted to $49,423, $52,171 and $92,291 for the periods ended December 31, 1999 and June 30, 1999 and 1998, respectively. The allowance for loan losses related to impaired loans amounted to $54,566 at June 30, 1998. There was no interest income recognized on impaired loans during the periods ended December 31, 1999 and June 30, 1999 and 1998, respectively.

         The Bank has entered into loan transactions with certain directors, officers and their affiliates (related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectibility or present other unfavorable features.

         The following table represents the aggregate activity for related party loans which exceeded $60,000 in total for the periods presented:

                                                   December 31,                 June 30,
                                                       1999                      1999
                                                       ----                      ----
             Beginning balance                     $ 5,527,894                $ 3,062,707
             New loans                                 866,585                  2,723,901
             Payments                                 (819,734)                  (258,714)
             Adjustment                                (60,697)                         -
                                                   -----------                -----------

             Ending balance                        $ 5,514,048                $ 5,527,894
                                                   ===========                ===========

         The Bank has purchased commercial paper from a corporation where a director is considered a related party. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the periods ended December 31, 1999 and June 30, 1999 and 1998, the Bank granted approximately $366,000, $768,000 and $612,000, respectively, to customers of the dealership and such loans had an aggregate outstanding balance of approximately $1.3 million at December 31, 1999.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(5)      PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following:


                                                                 December 31,         June 30,         June 30,
                                                                     1999             1999             1998
                                                                     ----             ----             ----
             Land and land improvements                         $    509,547       $    509,547      $    379,547
             Leasehold improvements                                   49,169             46,847            46,847
             Office building                                       2,611,748          2,611,748         1,729,512
             Furniture, fixtures and equipment                     1,250,633          1,236,618           960,438
                                                                -------------------------------------------------
                                                                   4,421,097          4,404,760         3,116,344
             Less accumulated depreciation                           927,650            716,502           515,572
                                                                -------------------------------------------------

               Totals                                           $  3,493,447       $  3,688,258      $  2,600,772
                                                                =================================================

(6)      DEPOSITS

         The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $12,239,000, $12,789,000 and $11,002,000 at
         December 31, 1999 and June 30, 1999 and 1998, respectively. Deposit account balances in excess of $100,000 are not federally insured.

         At December 31, 1999, scheduled maturities of time deposits were as follows:

             Year ending December 31:

                2000                                    $ 21,254,737
                2001                                      11,456,607
                2002                                       9,542,678
                2003                                       3,678,037
                2004 and thereafter                        4,416,385
                                                        ------------

                  Total                                 $ 50,348,444
                                                        ============

         The Bank held deposits of approximately $2,461,000, $1,526,000 and $1,469,000 for related parties at December 31, 1999 and June 30, 1999 and 1998, respectively.

 (7)     ADVANCES FROM FEDERAL HOME LOAN BANK

         At December 31, 1999 and June 30, 1999 and 1998, advances from the Federal Home Loan Bank were as follows:

                                              December 31,                June 30,                    June 30,
                                                  1999                      1999                        1998
                                         ----------------------    -----------------------     ----------------------
                                         Weighted                   Weighted                   Weighted
                                          Average                    Average                    Average
                                           Rate        Amount         Rate        Amount         Rate        Amount
         Fixed rate advances                5.73%   $13,750,000       5.51%    $10,250,000        5.54%    $ 5,250,000
         Adjustable rate advances           5.13%     3,000,000       5.15%      2,000,000                           -
                                                    -----------                -----------                 -----------
                                                    $16,750,000                $12,250,000                 $ 5,250,000
                                                    ===========                ===========                 ===========

         The following is a schedule of maturities for advances outstanding as of December 31, 1999:

             Year ending December 31:
                2000                                 $  7,000,000
                2001                                    1,750,000
                2004                                    3,000,000
                2006                                    1,000,000
                2009                                    4,000,000
                                                     ------------

                                                     $ 16,750,000
                                                     ============

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(7 - continued)


         The advances are secured under a blanket collateral agreement. At December 31, 1999, eligible collateral included conventional mortgage loans with a carrying value of $59,629,254 and debt securities with a carrying value of $26,691,817 which were pledged as security for the advances.

(8)      LEASE COMMITMENT

         On April 1, 1997, the Bank entered into a noncancellable sub-lease agreement for a branch office for an initial lease term of eight years. The sub-lessor has a fixed term lease with the owner with an initial term expiring November 30, 2003.

         The following is a schedule by years of future minimum rental payments required under this operating lease:

             Year ending December 31:
                2000                                      $ 12,690
                2001                                        12,690
                2002                                        12,690
                2003                                        11,633
                                                          --------

                  Total minimum payments required         $ 49,703
                                                          ========

         Total minimum rental expense for all operating leases for each of the periods ended December 31, 1999 and 1998 amounted to $6,345. Total minimum rental expense for all operating leases for each of the periods ended June 30, 1999 and 1998 amounted to $12,690.

(9)      INCOME TAXES

         The components of income tax expense were as follows:


                                                  December 31,        December 31,      June 30,        June 30,
                                                      1999                1998            1999            1998
                                                      ----                ----            ----            ----
             Current                              $  300,374          $  316,655       $  623,649      $ 598,536
             Deferred                                (43,640)            (24,645)           8,120         (9,321)
                                                  --------------------------------------------------------------

                Totals                            $  256,734          $  292,010       $  631,769      $ 589,215
                                                  ==============================================================

         Significant components of the Bank's deferred tax assets and liabilities as of December 31, 1999 and June 30, 1999 and 1998 were as follows:

                                                           December 31,           June 30,              June 30,
                                                               1999                 1999                  1998
                                                               ----                 ----                  ----
             Deferred tax (assets) liabilities:
               Depreciation                                 $   73,717          $   77,952           $    65,634
               Deferred loan fees                               52,239              44,468                26,446
               Deferred compensation plans                    (136,647)           (134,359)             (127,170)
               Allowance for loan losses                      (207,024)           (190,769)             (204,371)
               Post-1987 bad debt deduction                    114,531             143,164               171,797
               Unrealized gain (loss) on securities
                  available for sale                          (470,004)           (267,098)                1,964
                                                            ----------------------------------------------------

                    Net deferred tax asset                  $ (573,188)         $ (326,642)          $   (65,700)
                                                            ====================================================

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(9 - continued)


         The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34 percent follows:


                                                                 December 31,        December 31     June 30,       June 30,
                                                                    1999               1998           1999           1998
                                                                    ----               ----           ----           ----
             Provision at federal statutory tax rate             $ 194,449          $ 258,596     $  555,499       $ 526,207
             State income tax-net of federal tax benefit            39,491             40,872         91,696          83,515
             Tax exempt interest income                            (13,788)            (1,287)        (8,345)         (8,813)
             Increase in cash value of life insurance               (8,420)            (7,931)       (16,145)        (15,689)
             Nondeductible merger expenses                          61,665                  -              -               -
             Other                                                 (16,663)             1,760          9,064           3,995
                                                                 -----------------------------------------------------------

                 Totals                                          $ 256,734          $ 292,010     $  631,769       $ 589,215
                                                                 ===========================================================

             Effective tax rate                                       44.9%              38.4%          38.7%           38.1%
                                                                 ===========================================================

         Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 1999 includes approximately $909,000 of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $309,000 at December 31, 1999.

         Federal legislation repealed the reserve method of accounting for bad debts by qualified thrift institutions for tax years beginning after December 31, 1995. As a result, the Bank cannot use the percentage-of taxable-income method to calculate the annual addition to the statutory bad debt reserve. Instead, the Bank is required to compute its federal tax bad debt deduction based on actual loss experience over a period of years. The legislation required the Bank to recapture into taxable income over a six-year period its post-1987 additions to the statutory bad debt reserve, thereby generating additional tax liability. At December 31, 1999, the remaining unamortized balance of the post-1987 reserves totaled $336,856 for which a deferred tax liability of $114,531 has been recorded.

         The legislation also provided that the Bank will not be required to recapture its pre-1988 statutory bad debt reserves if it ceases to meet the qualifying thrift definitional tests and if the Bank continues to qualify as a "bank" under existing provisions of the Internal Revenue Code.

(10)     EMPLOYEE BENEFIT PLANS

         Defined Contribution Plan:

         The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $27,228 and $24,991 to the plan for the years ended June 30, 1999 and 1998, respectively. The Bank contributed $16,703 and $12,622 to the plan for the periods ended December 31, 1999 and 1998, respectively.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(10 - continued)


         Employee Stock Ownership Plan:

         On December 31, 1998, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees. The ESOP trust acquired 61,501 shares of Company common stock financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future years principal and interest to be paid on the employer loan.

         Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders' equity. Compensation expense recognized for the year ended June 30, 1999 amounted to $31,099. Compensation expense recognized for the periods ended December 31, 1999 and 1998 amounted to $23,977 and $10,250, respectively.

         Company common stock held by the ESOP trust was as follows:

                                                                  December 31,              June 30,
                                                                     1999                    1999
                                                                     ----                    ----
             Allocated shares                                         5,125                   1,025
             Shares committed to be released                              -                   2,050
             Unearned shares                                         56,376                  58,426
                                                                  ---------------------------------

             Total ESOP shares                                       61,501                  61,501
                                                                  =================================

             Fair value of unearned shares                        $ 676,512               $ 657,293
                                                                  =================================

(11)     DEFERRED COMPENSATION PLANS

         The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements become fully vested after four years of service beginning with the effective date of the agreements. The Bank accrues the present value of the benefits so the amounts required will be provided at the normal retirement dates and thereafter.

         Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 1998 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. Deferred compensation expense for this plan was $17,440 and $33,866 for the years ended June 30, 1999 and 1998, respectively. Deferred compensation expense for this plan was $7,781 and $8,720 for the periods ended December 31, 1999 and 1998, respectively.

         The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. The Bank also accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter.

         Assuming normal retirement, the benefits under the plan will be paid in varying amounts between 1995 and 2037. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $10,571 and $16,633 for the years ended June 30, 1999 and 1998, respectively. Deferred compensation expense for this plan was $3,012 and $5,218 for the periods ended December 31, 1999 and 1998, respectively.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998



(12)     STOCK-BASED COMPENSATION PLAN

         The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. In accordance with SFAS No. 123, the Company elected to continue to apply the provisions of APB No. 25. However, pro forma disclosures as if the Company adopted the compensation cost recognition provisions of SFAS No. 123, are presented along with a summary of the plans and awards.

         The Company has an incentive stock option plan that provides for issuance of up to 51,298 shares of the Company's authorized but unissued common stock to all employees, including any officer or employee-director. Under the plan, the Company may grant both non-qualified and incentive stock options. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value at the date of the grant. Options granted vest ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant. As of December 31, 1999, only incentive stock options have been granted under the plan.

         The following is a summary of the Company's stock options as of June 30, 1999 and 1998, and the changes for the years then ended:

                                                                      1999                                  1998
                                                       -----------------------           ------------------------
                                                                        Weighted                           Weighted
                                                                         Average                            Average
                                                      Number of         Exercise        Number of          Exercise
                                                      Shares             Price           Shares             Price
             Outstanding at beginning
               of year                                18,582            $ 6.07           19,775            $ 5.78
             Granted                                  10,131              7.80            4,873              7.41
             Exercised                                   923              6.24            3,911              5.56
             Forfeited                                 4,376              7.02            2,155              6.24
                                                    --------                           --------

             Outstanding at end of year               23,414            $ 6.69           18,582            $ 6.14
                                                    ========                           ========

             Exercisable at end of year                5,216            $ 5.78            1,565            $ 6.24
                                                   =========                           ========

         For options outstanding at December 31, 1999, the option price per share ranged from $5.07 to $7.80 and the weighted average remaining contractual life of the options was 6.9 years.

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair market value of stock options granted in fiscal years ended June 30, 1999, 1998, 1997 and 1995 was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Company's employee stock options and require the use of highly subjective assumptions which can materially affect the fair value estimate. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable measure of the fair value of employee stock options.

         The following assumptions were used for grants in fiscal years ended June 30, 1999 and 1998:

                                                                         1999             1998
                                                                         ----             ----
             Expected dividend yields                                    3.20%            3.78%
             Risk-free interest rates                                    5.50%            5.50%
             Expected volatility                                        10.09%           10.09%
             Expected life of options                                  5 years          5 years
             Weighted average fair value at grant date                  $ 1.00           $ 0.82

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(12 - continued)


         Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based accounting method provided by SFAS No. 123, the net income and net income per common share for the years ended June 30, 1999 and 1998 would have been as follows:

             (In thousands, except per share amounts)                    1999             1998
                                                                         ----             ----
             Pro forma net income                                      $ 1,007          $   958
             Pro forma net income per share:
                Basic                                                  $  0.78          $  0.74
                Diluted                                                $  0.77          $  0.73

(13)     COMMITMENTS AND CONTINGENCIES

         In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

         Commitments under outstanding standby letters of credit totaled $272,000 at December 31, 1999.

         The following is a summary of the commitments to extend credit at December 31, 1999 and June 30, 1999 and 1998:

                                                                   December 31,       June 30,        June 30,
                                                                      1999             1999            1998
                                                                      ----             ----            ----
             Loan commitments:
               Fixed rate                                          $  998,955      $    685,125    $ 1,585,597
               Adjustable rate                                        156,000         1,183,000              -

             Undisbursed commercial and personal
               lines of credit                                      4,970,538         4,393,796      1,628,128
             Undisbursed portion of construction
               loans in process                                     2,102,371         4,019,310      1,932,310
             Other loans in process                                   115,503           159,603        249,893
                                                                  --------------------------------------------

                   Total commitments to extend credit             $ 8,343,367      $ 10,440,834    $ 5,395,928
                                                                  ============================================

(14)     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 13). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998

(14 - continued)


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

         The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments during the period ended December 31, 1999 and the years ended June 30, 1999 and 1998.

(15)     STOCKHOLDERS' EQUITY

         Capital Stock

         On December 31, 1998, the MHC and Bank completed a conversion and stock offering whereby the MHC was merged with and into the Bank with the Bank becoming a wholly-owned subsidiary of the Company which offered common stock to certain current and former depositor and borrower customers of the Bank in a subscription offering. The Company issued 768,551 shares of common stock (including 61,501 shares issued to the ESOP trust) for gross proceeds of $7,685,510 as a result of the offering. Total expenses in connection with the conversion and offering amounted to $449,382 and were charged against the proceeds from the offering.

         The Company also issued 532,057 common shares in exchange for the 204,015 common shares held by the public stockholders of the Bank pursuant to an exchange ratio resulting in the public stockholders of the Bank owning in the aggregate approximately 40.5% of First Capital, Inc. after the conversion and offering.

         Dividends

         The payment of dividends by the Bank is subject to regulation by the Office of Thrift Supervision (OTS). The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by the OTS or below the amount of the liquidation account.

         Liquidation Account

         Upon completion of the conversion, the Bank established a liquidation account in an amount equal to the amount of the cumulative dividends with respect to the Bank's common stock waived by First Capital, Inc. MHC plus 59.5% of the Bank's stockholders' equity as of September 30, 1998 totaling $7.5 million. The liquidation account is maintained for the benefit of depositors as of the March 31, 1997 eligibility record date (or the September 30, 1998 supplemental eligibility record date) who maintain their deposits in the Bank after conversion.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(15 - continued)

         In the event of complete liquidation, and only in such an event, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposits held, before any liquidation distribution may be made with respect to the stockholders. Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account does not restrict the use or application of retained earnings of the Bank.

(16)     REGULATORY MATTERS

         The Company and its subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional disrectionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary must meet specific capital guidelines that involved quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and its subsidiary meet all capital adequacy requirements to which they are subject.

         As of December 31, 1999, the most recent notification from the OTS categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institutions' categories.

         The actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either year.

                                                                                               Minimum To Be Well
                                                                                                Capitalized Under
                                                                       Minimum For Capital      Prompt Corrective
                                                Actual                 Adequacy Purposes:      Actions Provisions:
           (Dollars in thousands)         Amount        Ratio         Amount         Ratio     Amount       Ratio
           As of December 31, 1999:
           Total capital (to risk
            weighted assets):
               Consolidated              $ 18,362       22.96%        $ 6,397        8.00%         N/A
               Bank                      $ 15,956       19.96%        $ 6,394        8.00%     $ 7,992     10.00%

           Tier I capital (to risk
            weighted assets):
                Consolidated             $ 17,839       22.31%        $ 3,198        4.00%         N/A
                Bank                     $ 15,433       19.31%        $ 3,197        4.00%     $ 4,795      6.00%

           Tier I capital (to adjusted
             total assets):
                Consolidated             $ 17,839       13.37%        $ 5,336        4.00%         N/A
                Bank                     $ 15,433       11.57%        $ 4,001        3.00%     $ 6,668      5.00%

           Tangible capital (to
             adjusted total assets):
                Bank                     $ 15,433       11.57%        $ 2,000        1.50%         N/A

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998



(16 - continued)


                                                                                               Minimum To Be Well
                                                                                               Capitalized Under
                                                                      Minimum For Capital      Prompt Corrective
                                                 Actual                Adequacy Purposes:      Action Provisions:
                                            Amount       Ratio        Amount        Ratio        Amount     Ratio
         (Dollars in thousands)
         As of June 30, 1999:
           Total capital (to risk
             weighted assets):
               Consolidated                $  17,822      26.81%     $   5,318        8.00%           N/A
               Bank                        $  15,406      23.17%     $   5,318        8.00%     $   6,648    10.00%

           Tier I capital (to risk
             weighted assets):
                Consolidated               $  17,340      26.08%     $   2,659        4.00%           N/A
                Bank                       $  14,924      22.45%     $   2,659        4.00%     $   3,989     6.00%

           Tier I capital (to adjusted
             total assets):
                Consolidated               $  17,340      14.09%     $   4,924        4.00%           N/A
                Bank                       $  14,924      12.12%     $   3,693        3.00%     $   6,155     5.00%

           Tangible capital (to adjusted
             total assets):
                Bank                       $  14,924      12.12%     $   1,847        1.50%           N/A

          As of June 30, 1998:
           Total capital (to risk
             weighted assets):
               Consolidated                $  10,802      19.15%     $   4,513        8.00%           N/A
               Bank                        $  10,799      19.14%     $   4,513        8.00%     $   5,642    10.00%

           Tier I capital (to risk
             weighted assets):
                Consolidated               $  10,341      18.33%     $   2,257        4.00%           N/A
                Bank                       $  10,338      18.32%     $   2,257        4.00%     $   3,385     6.00%

           Tier I capital (to adjusted
             total assets):
                Consolidated               $  10,341      11.01%     $   3,758        4.00%           N/A
                Bank                       $  10,338      11.00%     $   2,819        3.00%     $   4,698     5.00%

           Tangible capital (to adjusted
             total assets):
                Bank                       $  10,338      11.00%     $   1,409        1.50%           N/A

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998



(17)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value and estimated fair value of financial instruments are as follows:

                                                        December 31,              June 30,                   June 30,
                                                            1999                    1999                       1998
                                                            ----                    ----                       ----
                                                     Carrying    Fair        Carrying      Fair       Carrying       Fair
                                                      Value     Value          Value      Value         Value        Value
           (In thousands)
           Financial assets:
             Cash and due from banks                $  1,555   $  1,555      $    930    $    930     $     895    $    895
             Interest bearing deposits in banks        1,330      1,330         1,681       1,681         5,240       5,240
             Securities available for sale            19,256     19,256        20,205      20,205         4,849       4,849
             Securities held to maturity               9,611      9,206         9,246       9,063         3,053       3,036

             Loans receivable                         94,115     91,879        84,369      83,902        75,403      75,789
             Less:  allowance for loan losses            523        523           482         482           516         516
                                                    -----------------------------------------------------------------------
               Loans receivable, net                  93,592     91,356        83,887      83,420        74,887      75,273
                                                    -----------------------------------------------------------------------

             Federal Home Loan Bank stock                938        938           663         663           589         589

           Financial liabilities:
             Deposits                                 97,635     97,078        92,058      91,832        77,462      77,798
             Advances from Federal Home
               Loan Bank                              16,750     16,027        12,250      11,708         5,250       4,960

           Unrecognized financial instruments:
             Commitments to extend credit                  -         10             -           -             -          24

       The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

       Cash and Short-Term Investments

       For short-term investments, including cash and due from banks and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

       Debt and Equity Securities

       For debt securities, including mortgage-backed securities, the fair values are based on quoted market prices. For restricted equity securities held for investment, the carrying amount is a reasonable estimate of fair value.

       Loans Receivable

       The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(17 - continued)


         Deposits

         The fair value of demand deposits, savings accounts, money market deposit accounts and other transaction accounts is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

         Borrowed Funds

         The fair value of advances from Federal Home Loan Bank is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

         Commitments to Extend Credit

         The majority of commitments to extend credit would result in loans with a market rate of interest if funded. The fair value of these commitments are the fees that would be charged to customers to enter into similar agreements. For fixed rate loan commitments, the fair value also considers the difference between current levels of interest rates and the committed rates.

(18)     PARENT COMPANY CONDENSED FINANCIAL INFORMATION

         Condensed financial information for First Capital, Inc. (parent company only) follows:

                                                       Balance Sheets

                                                       (In thousands)

                                                                 December 31,            June 30,
                                                                    1999                   1999
                                                                    ----                   ----
             Assets:
               Cash and interest bearing deposits                 $  2,405               $  2,818
               Other assets                                             39                     24
               Investment in bank subsidiary                        14,716                 14,517
                                                                  --------               --------

                                                                  $ 17,160               $ 17,359
                                                                  ========               ========

             Liabilities and Stockholders' Equity:
               Other liabilities                                  $     37               $     19
               Stockholders' equity                                 17,123                 17,340
                                                                  --------               --------

                                                                  $ 17,160               $ 17,359
                                                                  ========               ========

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(18 - continued)

                                                      Statements of Income

                                                         (In thousands)

                                                                                  Period Ended
                                                                         ------------------------------
                                                                         December 31,          June 30,
                                                                             1999                1999
                                                                             ----                ----
             Interest income                                             $     48             $      48
             Other operating expenses                                         281                    80
                                                                         ------------------------------

               Loss before income taxes and equity in
                 undistributed net income of subsidiary                      (233)                  (32)

               Income tax expense (credit)                                    (39)                    2
                                                                         ------------------------------

               Loss before equity in undistributed net
                 income of subsidiary                                        (194)                  (34)
               Equity in undistributed net income of subsidiary               509                 1,036
                                                                         ------------------------------

                   Net income                                            $    315             $   1,002
                                                                         ==============================

                                                    Statements of Cash Flows

                                                         (In thousands)

             Operating Activities:
               Net income                                                $    315             $   1,002
               Adjustments to reconcile net income to cash
                 provided by operating activities:
                 Equity in undistributed net income of subsidiary            (509)               (1,036)
                 ESOP compensation expense                                     24                    31
                 Net change in other assets/liabilities                         3                    (5)
                                                                         ------------------------------
               Net cash used by operating activities                         (167)                   (8)
                                                                         ------------------------------

             Investing Activities:
               Investment in bank subsidiary                                    -                (3,616)

             Financing Activities:
               Proceeds from issuance of common stock                           -                 6,621
               Exercise of stock options                                        -                     6
               Cash dividends paid                                           (246)                 (185)
                                                                         ------------------------------
               Net cash provided by financing activities                     (246)                6,442
                                                                         ------------------------------

               Net increase (decrease) in cash                               (413)                2,818

               Cash at beginning of year                                    2,818                     -
                                                                         ------------------------------

               Cash at end of year                                       $  2,405             $   2,818
                                                                         ==============================

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998



(19)   SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

                                                     December 31,      December 31        June 30,       June 30,
                                                        1999             1998               1999          1998
                                                        ----             ----               ----          ----
       Basic:
         Earnings:
           Net income                               $   315,174        $   486,566     $  1,002,051   $   958,452
                                                    =============================================================

         Shares:
           Weighted average common
              shares outstanding                      1,232,276          1,291,824        1,261,915     1,291,063
                                                    =============================================================

         Net income per common share, basic         $       .26        $       .36     $        .79   $       .74
                                                    =============================================================

         Diluted:
           Earnings:
             Net income                             $   315,174        $   486,566     $  1,002,051   $   958,452
                                                    =============================================================

           Shares:
             Weighted average common
                shares outstanding                    1,232,276          1,291,824        1,261,915     1,291,063
             Add: Dilutive effect of outstanding
                options                                   9,836              3,947            8,710         3,619
                                                    -------------------------------------------------------------

             Weighted average common shares
                outstanding, as adjusted              1,242,112          1,295,771        1,270,625     1,294,682
                                                    =============================================================

           Net income per common share, diluted     $       .25        $       .36     $        .79   $       .74
                                                    =============================================================

       Unearned ESOP shares are not considered as outstanding for purposes of computing the weighted-average common shares outstanding.

(20)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    December 31,       December 31       June 30,      June 30,
                                                       1999               1998             1999          1998
                                                       ----               ----             ----          ----
       Cash payments for:
         Interest                                   $ 2,616,842        $ 2,070,368     $  4,508,544   $ 3,946,516
         Income taxes                                   365,570            297,682          673,045       486,206

       Noncash investing activities:
         Transfers from loans to real estate
           acquired through foreclosure             $   255,757        $         -     $          -   $   105,734
         Proceeds from sales of foreclosed
           real estate financed through loans                 -             98,600           98,600             -

(21)   PRO FORMA FINANCIAL INFORMATION

       The following unaudited pro forma condensed combined balance sheet as of December 31, 1999 and the unaudited pro forma condensed combined statements of income for each of the years in the two-year period ended December 31, 1999 give effect to the merger with HCB, accounted for as a pooling of interests.

       The unaudited pro forma condensed combined financial information is based on the historical consolidated financial statements of the Company and HCB under the assumptions and adjustments set forth in the accompanying notes to the unaudited pro forma condensed combined financial statements, and gives effect to the merger as if the merger had been consummated on January 1, 1998. The unaudited pro forma condensed combined financial statements do not give effect to the anticipated cost savings in connection with the merger.

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


(21 - continued)

         The unaudited pro forma condensed combined financial statements should be read in conjunction with the consolidated historical financial statements of the Company and HCB, including the respective notes to those statements. The pro forma information is not necessarily indicative of the combined financial position or the results of operations in the future or of the combined financial position or the results of operations which would have been realized had the merger been consummated during the periods or as of the dates for which the pro forma information is presented.

         Pro forma per share amounts for the combined company are based on the exchange ratio.



                       Unaudited Pro Forma Condensed Combined Balance Sheet
                                     As of December 31, 1999

                                                                                                 Pro Forma       Pro Forma
                                                                 First Capital    HCB Bancorp   Adjustments      Combined
         ASSETS
           Cash and due from banks                               $   1,555,407   $  4,264,930   $         -   $   5,820,337
           Interest bearing deposits with banks                      1,329,653      2,372,000                     3,701,653
           Securities available for sale, at fair value             19,256,393     11,140,466      (300,000)     30,096,859
           Securities held to maturity                               9,610,881      2,713,732                    12,324,613
           Federal funds sold                                                -      4,000,000                     4,000,000
           Loans receivable, net                                    93,460,511     61,521,476                   154,981,987
           Other assets                                              7,467,124      4,404,906                    11,872,030
                                                                 ----------------------------------------------------------
                Total Assets                                     $ 132,679,969   $ 90,417,510   $  (300,000)  $ 222,797,479
                                                                 ==========================================================

         LIABILITIES
           Deposits                                              $  97,634,777   $ 77,706,732   $         -   $ 175,341,509
           Advances from Federal Home Loan Bank                     16,750,000              -                    16,750,000
           Other liabilities                                         1,172,595        676,511       (19,805)      1,829,301
                                                                 ----------------------------------------------------------
                Total Liabilities                                  115,557,372     78,383,243       (19,805)    193,920,810
                                                                 ----------------------------------------------------------

         STOCKHOLDERS' EQUITY
           Preferred stock                                                   -              -                             -
           Common stock                                                 12,927        799,250      (787,112)         25,065
           Additional paid-in capital                                9,405,265      2,503,400       537,112      12,445,777
           Retained earnings                                         8,984,740      8,796,584             -      17,781,324
           Accumulated other comprehensive income (loss)              (716,575)       (64,967)      (30,195)       (811,737)
           Unearned ESOP shares                                       (563,760)             -                      (563,760)
                                                                 ----------------------------------------------------------
                Total Stockholders' Equity                          17,122,597     12,034,267      (280,195)     28,876,669
                                                                 ----------------------------------------------------------

                Total Liabilities and Stockholders' Equity       $ 132,679,969   $ 90,417,510   $  (300,000)  $ 222,797,479
                                                                 ==========================================================

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


          Unaudited Pro Forma Condensed Combined Statement of Income
                     For the Year Ended December 31, 1999

                                                                                                 Pro Forma       Pro Forma
                                                               First Capital     HCB Bancorp    Adjustments      Combined
INTEREST INCOME
   Loans, including fees                                       $   6,917,337     $ 5,108,095    $         -     $ 12,025,432
   Securities                                                      1,756,367         868,863         (8,750)       2,616,480
   Federal funds sold                                                      -         165,945              -          165,945
   Interest bearing deposits in banks                                142,983         150,281              -          293,264
                                                               -------------------------------------------------------------
       Total interest income                                       8,816,687       6,293,184         (8,750)      15,101,121
                                                               -------------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                        4,272,816       2,568,366              -        6,841,182
   Advances from Federal Home Loan Bank                              725,041               -              -          725,041
                                                               -------------------------------------------------------------
       Total interest expense                                      4,997,857       2,568,366              -        7,566,223
                                                               -------------------------------------------------------------

       Net interest income                                         3,818,830       3,724,818         (8,750)       7,534,898

   Provision for loan losses                                          71,000          71,250              -          142,250
                                                               -------------------------------------------------------------
       Net interest income after provision for loan losses         3,747,830       3,653,568         (8,750)       7,392,648

 NON-INTEREST INCOME
   Service charges on deposit accounts                               212,650         387,756              -          600,406
   Other income                                                      102,323         327,872              -          430,195
                                                               -------------------------------------------------------------
       Total non-interest income                                     314,973         715,628              -        1,030,601
                                                               -------------------------------------------------------------

 NON-INTEREST EXPENSES
   Compensation and benefits                                       1,183,577       1,533,337              -        2,716,914
   Occupancy and equipment                                           420,619         447,780              -          868,399
   Merger related expenses                                           330,808          85,571              -          416,379
   Other expenses                                                    682,647         889,249              -        1,571,896
                                                               -------------------------------------------------------------
       Total non-interest expenses                                 2,617,651       2,955,937              -        5,573,588
                                                               -------------------------------------------------------------

       Income before income taxes                                  1,445,152       1,413,259         (8,750)       2,849,661

   Income tax expense                                                596,493         483,032         (1,040)       1,078,485
                                                               -------------------------------------------------------------

       Net Income                                              $     848,659     $   930,227    $    (7,710)    $  1,771,176
                                                               =============================================================

       Net income per common share, basic                      $        0.69     $     11.64                    $       0.72
                                                               =============================                    ============

       Net income per common share, diluted                    $        0.68     $     11.64                    $       0.71
                                                               =============================                    ============
           Weighted average shares outstanding - basic             1,234,834          79,906                       2,473,377

           Weighted average shares outstanding - diluted           1,245,908          79,906                       2,484,451

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


          Unaudited Pro Forma Condensed Combined Statement of Income
                      For the Year Ended December 31,1998

                                                                                                Pro Forma        Pro Forma
                                                             First Capital      HCB Bancorp    Adjustments       Combined
INTEREST INCOME
   Loans, including fees                                     $   6,419,914     $ 4,949,795     $         -     $ 11,369,709
   Securities                                                      574,992       1,132,037               -        1,707,029
   Federal funds sold                                                    -         127,121               -          127,121
   Interest bearing deposits in banks                              176,041         126,160               -          302,201
                                                             --------------------------------------------------------------
       Total interest income                                     7,170,947       6,335,113               -       13,506,060
                                                             --------------------------------------------------------------

INTEREST EXPENSE
   Deposits                                                      3,905,001       2,664,589               -        6,569,590
   Advances from Federal Home Loan Bank                            278,831               -               -          278,831
                                                             --------------------------------------------------------------
       Total interest expense                                    4,183,832       2,664,589               -        6,848,421
                                                             --------------------------------------------------------------

       Net interest income                                       2,987,115       3,670,524               -        6,657,639

   Provision for loan losses                                        18,000          65,000               -           83,000
                                                             --------------------------------------------------------------
       Net interest income after provision for loan losses       2,969,115       3,605,524               -        6,574,639

 NON-INTEREST INCOME
   Service charges on deposit accounts                             147,373         335,074               -          482,447
   Other income                                                     81,409         333,947               -          415,356
                                                             --------------------------------------------------------------
       Total non-interest income                                   228,782         669,021               -          897,803
                                                             --------------------------------------------------------------

 NON-INTEREST EXPENSES
   Compensation and benefits                                       907,850       1,402,302               -        2,310,152
   Occupancy and equipment                                         337,104         397,402               -          734,506
   Other expenses                                                  457,685         886,971               -        1,344,656
                                                             --------------------------------------------------------------
       Total non-interest expenses                               1,702,639       2,686,675               -        4,389,314
                                                             --------------------------------------------------------------

       Income before income taxes                                1,495,258       1,587,870               -        3,083,128

   Income tax expense                                              574,190         502,527               -        1,076,717
                                                             --------------------------------------------------------------

       Net Income                                            $     921,068     $ 1,085,343               -     $  2,006,411
                                                             ==============================================================

       Net income per common share, basic                    $        0.71     $     13.58                     $       0.79
                                                             =============================                     ============

       Net income per common share, diluted                  $        0.71     $     13.58                     $       0.79
                                                             =============================                     ============

 Weighted average shares outstanding - basic                     1,291,824          79,900                        2,530,274


 Weighted average shares outstanding - diluted                   1,301,948          79,919                        2,540,693

                      FIRST CAPITAL, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 DECEMBER 31, 1999 AND JUNE 30, 1999 AND 1998


     Notes to the Unaudited Pro Forma Condensed Combined Financial Statements

     Basis of Presentation

     Under generally accepted accounting principles, the transaction was accounted for as a pooling of interests and, as such, the assets and liabilities of HCB were combined with those of the Company at book value. In addition, the statements of income of HCB were combined with the statements of income of the Company as of the earliest period presented. The unaudited pro forma condensed combined balance sheet assumes the merger was consummated on December 31, 1999. Certain reclassifications have been included in the unaudited pro forma condensed combined balance sheet and unaudited pro forma condensed combined statements of income to conform presentation.

     Accounting Policies and Financial Statement Classifications

     The accounting policies of both companies are in the process of being reviewed for consistency. As a result of this review, certain conforming accounting adjustments may be necessary. The nature and extent of these adjustments have not been determined but are not expected to be significant.

     Pro Forma Adjustments

     Pro forma adjustments to common stock and additional paid-in capital at December 31, 1999, reflect the merger accounted for as a pooling of interests, through: (1) the exchange of 1,238,837 shares of Company common stock (using the exchange ratio of 15.5) for 79,925 outstanding shares of HCB common stock at December 31, 1999, (2) the reclassification adjustment from common stock to additional paid-in capital to reflect the $.01 par value of Company common stock and (3) the cancellation of 25,000 shares of Company common stock held by HCB and classified as available for sale securities at December 31, 1999.

     The pro forma adjustments to interest income and income tax expense for the year ended December 31, 1999 reflects the elimination of income and the related income tax expense of HCB for dividends on the 25,000 shares of Company common stock held during 1999.

     The pro forma combined weighted average common shares outstanding for each of the years in the two-year period ended December 31, 1999, reflect the First Capital weighted average common shares outstanding plus the converted HCB weighted average common shares outstanding. Each share of HCB common stock was converted into 15.5 shares of Company common stock.