Form 10-Q
period 2000-03-31
FIRST CAPITAL INC
filed 2000-05-15
CIK 1070296

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

                                   (Mark One)
                                   ----------
 (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000
                                                --------------

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from             to

                          Commission File No. 0-25023
                                              -------

                              First Capital, Inc.
                              -------------------
             (Exact name of registrant as specified in its charter)

                    Indiana                         35-2056949
               ----------------                    ------------
          (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)      Identification Number)

                  220 Federal Drive NW, Corydon, Indiana  47112
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

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,537,324 shares of common stock were outstanding as of April 30, 2000.

                              FIRST CAPITAL, INC.


                                     INDEX


Part I    Financial Information                                         Page
                                                                        ----

          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999 (unaudited)                              3

          Consolidated Statements of Income for the three months
           ended March 31, 2000 and 1999 (unaudited)                      4

          Consolidated Statements of Cash Flows for the three months
           ended March 31, 2000 and 1999 (unaudited)                      5

          Notes to consolidated financial statements (unaudited)         6-7

          Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8-11

Part II   Other Information                                              12



Signatures                                                               13

                                         PART I - FINANCIAL INFORMATION
                                       FIRST CAPITAL, INC. AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)

                                                                         March 31,                December 31,
                                                                      ----------------         ------------------
                                                                           2000                       1999
                                                                           ----                       ----
                                                                                  (In thousands)
ASSETS
Cash and due from banks                                                 $  4,867                  $   5,820
Interest bearing deposits with banks                                       8,261                      3,702
Securities available for sale, at fair value                              31,751                     30,097
Securities-held to maturity                                               12,055                     12,325
Federal funds sold                                                             -                      4,000
Loans receivable, net                                                    157,735                    154,982
Federal Home Loan Bank stock, at cost                                      1,252                      1,252
Foreclosed real estate                                                        72                        256
Premises and equipment                                                     6,500                      6,459
Accrued interest receivable                                                1,360                      1,578
Cash value of life insurance                                               1,124                      1,111
Other assets                                                               1,261                      1,215
                                                                    --------------------------------------------
    Total Assets                                                        $226,238                  $ 222,797
                                                                    ============================================


LIABILITIES
Deposits                                                                $184,829                  $ 175,342
Advances from Federal Home Loan Bank                                      10,169                     16,750
Accrued interest payable                                                   1,113                        971
Accrued expenses and other liabilities                                       979                        858
                                                                    --------------------------------------------
    Total Liabilities                                                    197,090                    193,921
                                                                    --------------------------------------------


STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued                                     -                          -
Common stock of $.01 par value per share
  Authorized 5,000,000 shares; issued 2,537,324 shares                        25                         25
Additional paid-in capital                                                12,797                     12,446
Retained earnings-substantially restricted                                18,011                     17,781
Unearned ESOP shares                                                        (553)                      (564)
Unearned stock compensation                                                 (336)                         -
Accumulated other comprehensive income-net
  unrealized loss on securities available for sale                          (796)                      (812)
                                                                    --------------------------------------------
    Total Stockholders' Equity                                            29,148                     28,876
                                                                    --------------------------------------------
    Total Liabilities and Stockholders' Equity                          $226,238                  $ 222,797
                                                                    ============================================




         See accompanying notes to consolidated financial statements.


                                          PART I - FINANCIAL INFORMATION
                                        FIRST CAPITAL, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                         2000      1999
                                                                                         ----      ----
                                                                            (In thousands, except per share data)
INTEREST INCOME
  Loans receivable, including fees                                                   $   3,239    $  2,887
  Securities                                                                               661         502
  Federal funds sold                                                                        33          29
  Federal Home Loan Bank dividends                                                          27          28
  Interest bearing deposits with banks                                                     112          90
                                                                                  ------------------------------
        Total interest income                                                            4,072       3,536
INTEREST EXPENSE
  Deposits                                                                               1,905       1,638
  Advances from Federal Home Loan Bank                                                     206          97
                                                                                  ------------------------------
        Total interest expense                                                           2,111       1,735
        Net interest income                                                              1,961       1,801
  Provision for loan losses                                                                  -          48
                                                                                  ------------------------------
        Net interest income after provision for
         loan losses                                                                     1,961       1,753
NON-INTEREST INCOME
  Service charges on deposit accounts                                                      144         119
  Commission income                                                                         64          55
  Gain on sale of mortgage loans                                                            11          12
  Gain on sale of foreclosed real estate                                                     6           -
  Other income                                                                              59          38
                                                                                  ------------------------------
        Total non-interest income                                                          284         224
                                                                                  ------------------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                                                789         654
  Occupancy and equipment                                                                  206         209
  Other operating expenses                                                                 521         327
                                                                                  ------------------------------
       Total non-interest expense                                                        1,516       1,190
                                                                                  ------------------------------
       Income before income taxes                                                          729         787
  Income tax expense                                                                       254         274
                                                                                  ------------------------------
       Net Income                                                                          475         513
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising during the period                               16        (156)
     Less:  reclassification adjustment                                                      -           -
                                                                                  ------------------------------
       Other comprehensive income (loss)                                                    16        (156)
                                                                                  ------------------------------
       Comprehensive Income                                                          $     491    $    357
                                                                                  ==============================
       Net income per common share, basic                                            $    0.19    $   0.21
                                                                                  ==============================
       Net income per common share, diluted                                          $    0.19    $   0.21
                                                                                  ==============================

See accompanying notes to consolidated financial statements.


                                            PART I - FINANCIAL INFORMATION
                                          FIRST CAPITAL, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                            2000         1999
                                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                         (In thousands)
  Net income                                                                             $   475        $    513
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts                                    3               7
        Depreciation expense                                                                 129             144
        Deferred income taxes                                                                 30             (29)
        ESOP compensation expense                                                             11              21
        Stock compensation expense                                                            18               -
        Increase in cash value of life insurance                                             (13)            (11)
        Provision for loan losses                                                              -              48
        Proceeds from sales of mortgage loans                                                615             493
        Mortgage loans originated for sale                                                  (604)           (481)
        Net gain on sale of mortgage loans                                                   (11)            (12)
        Net gain on sale of foreclosed real estate                                            (6)              -
        Decrease in accrued interest receivable                                              218              30
        Increase in accrued interest payable                                                 142             129
        Net change in other assets/liabilities                                                32             (54)
                                                                                     --------------------------------
          Net Cash Provided By Operating Activities                                        1,039             798
                                                                                     --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks                   (4,559)          4,551
        (Increase) decrease in federal funds sold                                          4,000          (1,000)
        Purchase of securities available for sale                                         (2,986)        (14,864)
        Proceeds from maturities of securities available for sale                          1,250           3,695
        Proceeds from maturities of securities held to maturity                              235           1,396
        Purchase of securities held to maturity                                                -          (3,354)
        Principal collected on mortgage-backed securities                                    140             519
        Net increase in loans receivable                                                  (2,566)         (3,012)
        Purchase of Federal Home Loan Bank stock                                               -             (73)
        Proceeds from sale of foreclosed real estate                                           3               -
        Purchase of premises and equipment                                                  (170)           (697)
                                                                                     --------------------------------
          Net Cash Used By Investing Activities                                           (4,653)        (12,839)
                                                                                     --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                           9,487           4,807
        Net increase (decrease) in advances from Federal Home Loan Bank                   (6,581)          7,000
        Dividends paid                                                                      (245)            (84)
                                                                                     --------------------------------
          Net Cash Provided By Financing Activities                                        2,661          11,723
                                                                                     --------------------------------
Net Decrease in Cash and Due From Banks                                                     (953)           (318)
Cash and due from banks at beginning of period                                             5,820           4,918
                                                                                     --------------------------------
Cash and Due From Banks at End of Period                                                 $ 4,867        $  4,600
                                                                                     ================================


See accompanying notes to consolidated financial statements.


                      FIRST CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Presentation of Interim Information

     First Capital, Inc. ("Company") was incorporated by First Federal Bank, A Federal Savings Bank ("Bank") in September 1999 in connection with the conversion from the mutual holding company form of organization to the stock holding company form of organization. Upon consummation of the conversion on December 31, 1999, the Company became the holding company for the Bank and the former mutual holding company, First Capital, Inc., M.H.C. ("MHC"), was merged with and into the Bank. The Bank changed its name to First Harrison Bank in connection with the Company's merger with HCB Bancorp. Accordingly, the information presented in this report relates primarily to the Bank's operations.

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements.

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly-owned subsidiary, First Harrison Financial Services, Inc. (formerly HCB Insurance Agency, Inc.). (See Note 2) All material intercompany balances and transactions have been eliminated in consolidation.

2.   Merger with HCB Bancorp

     On January 12, 2000, the Company completed the plan of merger with HCB Bancorp (HCB), a bank holding company located in Palmyra, Indiana. HCB was the parent company of Harrison County Bank, a state-chartered commercial bank, which was merged with and into the Bank. The merger provided for an exchange of 15.5 shares of the Company's common stock for each share of HCB
     common stock.   The merger was accounted for as a pooling of interests and the consolidated financial statements give effect to the merger as if the merger had been consummated on January 1, 1999.

3.   Supplemental Disclosures of Cash Flow Information


                                                        Three Months Ended
                                                            March 31,
                                                            ---------
                                                      2000            1999
                                                      ----            ----
                                                         (In thousands)
 Cash payments for:
  Interest                                          $ 1,990          $ 1,606
  Taxes                                                  66              145

 Noncash investing activity:
  Proceeds from sales of foreclosed real estate
   financed through loans                               213                -

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

4.   Comprehensive Income

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income," effective July 1, 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for the Company includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated income tax amounts for the three months ended March 31, 2000 and 1999:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                2000              1999
                                                                                ----              ----
                                                                           (In thousands)
  Unrealized gains on securities:
    Unrealized holding gains
      (losses) arising during the period                                       $  26          $   (258)
    Income tax (expense) benefit                                                 (10)              102
                                                                                 ----              ---
       Net of tax amount                                                          16              (156)
                                                                                  --              -----
    Less:  reclassification
      adjustment for (gains) losses included in net income                         -                 -
    Income tax (expense) benefit                                                   -                 -
                                                                                 ----              ---
       Other comprehensive
         income (loss)                                                         $  16          $   (156)
                                                                                  ==          ========

5.   Supplemental Disclosure for Earnings Per Share
     (Dollars in thousands, except per share data)

  Basic:
   Earnings:
     Net income                                                           $      475       $       513
                                                                           =========        ==========
   Shares:
     Weighted average common shares
        outstanding                                                        2,450,198         2,444,798
                                                                           =========        ==========

      Net income per common share, basic                                  $     0.19       $      0.21
                                                                           =========        ==========

  Diluted:
   Earnings:
     Net income                                                           $      475       $       513
                                                                           =========        ==========
   Shares:
     Weighted average common shares
        outstanding                                                        2,450,198        2,444,798

     Add: Dilutive effect of outstanding options                               9,132            8,548
     Add: Dilutive effect of restricted shares                                 1,400              -
                                                                           ---------             ----
     Weighted average common shares
        outstanding, as adjusted                                           2,460,730        2,453,346
                                                                           =========        =========

       Net income per common share, diluted                               $     0.19       $     0.21
                                                                           =========        =========

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES


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

Financial Condition

     Total assets increased 1.5% from $222.8 million at December 31, 1999 to $226.2 million at March 31, 2000, primarily as a result of increases in interest bearing deposits with banks and loans receivable, net, which was funded primarily by a decrease in federal funds sold and growth in deposits.

     Loans receivable, net, were $155.0 million at December 31, 1999, compared to $157.7 million at March 31, 2000, a 1.8% increase. This increase is primarily the result of increases in commercial mortgage loans.

     Investment securities held-to-maturity decreased from $12.3 million at December 31, 1999 to $12.1 at March 31, 2000, as a result of maturities of $235,000 and principal repayments of $34,000.

     Securities available for sale increased $1.7 million from $30.1 million at December 31, 1999 to $31.8 million at March 31, 2000 as a result of purchases of $3.0 million, offset by maturities of $1.3 million and principal repayments of $106,000.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

          Cash and interest bearing deposits with banks increased from $9.5 million at December 31, 1999 to $13.1 million at March 31, 2000 as a result of excess liquidity funded by growth in deposits.

     Total deposits increased from $175.3 million at December 31, 1999 to $184.8 million at March 31, 2000. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes to the customers' positive reactions to the merger and its promotional efforts to attract lower cost accounts. Time deposits also increased $2.4 million from $90.3 million at December 31, 1999 to $92.7 million at March 31, 2000.

     Total stockholders' equity increased from $28.9 million at December 31, 1999 to $29.1 million at March 31, 2000 primarily as a result of retained net income of $230,000.

Results of Operations

     Net Income. Net income was $475,000 ($.19 per share diluted) for the three months ended March 31, 2000 compared to $513,000 ($.21 per share diluted) for the three months ended March 31, 1999. Net income decreased for 2000 compared to 1999 primarily from an increase in net interest income offset by an increase in non-interest expenses.

     Net interest income for the three month periods ended March 31, 2000 and 1999. Net interest income increased 8.9% from $1.8 million in 1999 to $2.0 million in 2000 primarily as a result of the increase in interest-earning assets funded by growth in deposits and additional borrowings from the Federal Home Loan Bank of Indianapolis.

     Total interest income increased $536,000, or 15.2%, to $4.1 million for the three months ended March 31, 2000 compared to $3.5 million in the prior year as a result of a higher balance of interest-earning assets. Interest on loans receivable increased $352,000 and interest on securities increased $159,000 as a result of a higher average balance in 2000. The average yield on interest-earning assets decreased from 7.76% in 1999 to 7.70% in 2000 due to a decline in average interest rates for loans caused by rate adjustments for adjustable rate mortgage loans in the second and third quarters of 1999.

     Total interest expense increased $376,000, or 21.7%, to $2.1 million for the three months ended March 31, 2000 compared to $1.7 million for the three months ended March 31, 1999 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank of Indianapolis. The average cost of funds increased from 4.49% in 1999 to 4.69% in 2000 due to the use of higher cost borrowed funds and an increase in market interest rates.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES


     Provision for loan losses. The provision for loan losses was $48,000 for the three month period ended March 31, 1999. No provisions were made for the three month period ended March 31, 2000 because the level of the allowance for loan losses was adequate based on management's analysis during the quarter. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts. At March 31, 2000, non-performing loans amounted to $183,000.

     Non-interest income. Non-interest income increased 26.8% to $284,000 for the three months ended March 31, 2000 compared to $224,000 for the three months ended March 31, 1999. The increase is attributable to an increase in service charges on deposit accounts of $25,000 resulting from growth in transaction accounts and an increase in other income of $21,000 resulting primarily from increases in automated teller machine and debit card fees.

     Non-interest expense. Non-interest expense increased by $326,000 for the three month period ended March 31, 2000 compared to the same period for the prior year. The increase results primarily from increases in compensation and benefits and other operating expenses. Compensation and benefits expense increased $135,000 due to normal compensation increases and additional staff for new branch offices in New Salisbury and New Albany, Indiana opened during the second quarter of 1999. Other operating expenses increased $194,000 during the three month period ended March 31, 2000 primarily due to increases in advertising, data processing fees, office supplies and professional fees. The increases in advertising and office supplies were merger related as the Company attempted to gain name recognition for the new bank and had to replace the existing stationery and office products with those bearing the new bank logo. The increase in data processing fees related to the increase in loan and deposit accounts and the expense necessary to merge the computer systems. Professional fees increased due to merger related expenses, costs associated with the Company's change in fiscal year to a calendar year end and other expenses incurred as part of operating as a public company.

     Income tax expense. Income tax expense for the three month period ended March 31, 2000 was $254,000, compared to $274,000 for the same period in 1999. The effective tax rate for 2000 is 34.9% compared to 34.8% for 1999.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2000, the Bank had cash and interest-bearing deposits with banks of $13.1 million and securities available-for-sale with a fair value of $31.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

     The Bank's primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate and residential construction loans. The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

     The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     Current OTS regulations require savings institutions to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. Historically, the Bank has maintained liquidity levels in excess of regulatory requirements. At March 31, 2000, the Bank's liquidity ratio was 26.3%.

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 12.1%, 12.1% and 21.0%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

Year 2000 Update

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

The Bank established a year 2000 committee in 1997. The committee developed and implemented a comprehensive plan to make all information and non-information technology assets year 2000 compliant.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit
         -------

         27    Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

         The Company filed a report on Form 8-K on January 24, 2000 with respect to the completion of its merger with HCB Bancorp.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              FIRST CAPITAL, INC.
                              (Registrant)



 Dated  May 12, 2000             BY: /s/William W. Harrod
 -------------------                 -----------------------
                                     William W. Harrod
                                     President and CEO


 Dated  May 12, 2000             BY: /s/ Michael C. Frederick
 -------------------                 ---------------------------
                                     Michael C. Frederick
                                     Senior Vice President
                                     and Treasurer