Form 10QSB
period 2000-06-30
FIRST CAPITAL INC
filed 2000-08-14
CIK 1070296

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB

                                   (Mark One)
                                   ----------
 (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

    (__) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[__]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,537,324 shares of common stock were outstanding as of July 31, 2000.

                              FIRST CAPITAL, INC.


                                     INDEX

Part I    Financial Information                                        Page
                                                                       ----

          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 (unaudited)
            and December 31, 2000                                        3

          Consolidated Statements of Income for the three months
            and six months ended June 30, 2000 and 1999 (unaudited)      4

          Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999 (unaudited)                     5

          Notes to consolidated financial statements (unaudited)        6-8

          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-12


Part II.  Other Information                                            13-14



Signatures                                                              15

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30,                December 31,
                                                                                     --------                ------------
                                                                                       2000                      1999
                                                                                       ----                      ----
                                                                                                (In thousands)

ASSETS
Cash and due from banks                                                              $   7,057               $   5,820
Interest bearing deposits with banks                                                     3,616                   3,702
Securities available for sale, at fair value                                            35,210                  30,097
Securities-held to maturity                                                             11,898                  12,325
Federal funds sold                                                                           -                   4,000
Loans receivable, net                                                                  167,516                 154,982
Federal Home Loan Bank stock, at cost                                                    1,252                   1,252
Foreclosed real estate                                                                       -                     256
Premises and equipment                                                                   6,388                   6,459
Accrued interest receivable                                                              1,733                   1,578
Cash value of life insurance                                                             1,136                   1,111
Other assets                                                                             1,252                   1,215
                                                                                     ---------------------------------
    Total Assets                                                                     $ 237,058               $ 222,797
                                                                                     =================================
LIABILITIES
Deposits                                                                             $ 185,553               $ 175,342
Advances from Federal Home Loan Bank                                                    20,169                  16,750
Accrued interest payable                                                                 1,127                     971
Accrued expenses and other liabilities                                                     749                     858
                                                                                     ---------------------------------
    Total Liabilities                                                                  207,598                 193,921
                                                                                     ---------------------------------
STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued                                                   -                       -
Common stock of $.01 par value per share
  Authorized 5,000,000 shares; issued 2,537,324 shares                                      25                      25
Additional paid-in capital                                                              12,798                  12,446
Retained earnings-substantially restricted                                              18,349                  17,781
Unearned ESOP shares                                                                      (543)                   (564)
Unearned stock compensation                                                               (318)                      -
Accumulated other comprehensive income-net
  unrealized loss on securities available for sale                                        (851)                   (812)
                                                                                     ---------------------------------
    Total Stockholders' Equity                                                          29,460                  28,876
                                                                                     ---------------------------------
    Total Liabilities and Stockholders' Equity                                       $ 237,058               $ 222,797
                                                                                     =================================



See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                Three Months Ended             Six Months Ended
                                                                                      June 30,                       June 30,
                                                                                      --------                       --------
                                                                                  2000          1999             2000          1999
                                                                                  ----          ----             ----          ----
                                                                                        (In thousands, except per share data)

INTEREST INCOME
  Loans receivable, including fees                                              $ 3,376       $ 2,900         $ 6,615       $ 5,787
  Securities                                                                        739           668           1,400         1,170
  Federal funds sold                                                                  -            47              33            76
  Federal Home Loan Bank dividends                                                   25            23              52            51
  Interest bearing deposits with banks                                               78            71             190           161
                                                                                ---------------------         ---------------------
       Total interest income                                                      4,218         3,709           8,290         7,245
INTEREST EXPENSE
  Deposits                                                                        1,989         1,665           3,894         3,303
  Advances from Federal Home Loan Bank                                              227           170             433           267
                                                                                ---------------------         ---------------------
       Total interest expense                                                     2,216         1,835           4,327         3,570
       Net interest income                                                        2,002         1,874           3,963         3,675
  Provision for loan losses                                                           -            44               -            92
                                                                                ---------------------         ---------------------
       Net interest income after provision for
         loan losses                                                              2,002         1,830           3,963         3,583
NON-INTEREST INCOME
  Service charges on deposit accounts                                               158           142             302           261
  Commission income                                                                  58            26             122            81
  Gain on sale of mortgage loans                                                      -            15              11            27
  Gain on sale of foreclosed real estate                                              5             -              11             -
  Other income                                                                       68            65             127           103
                                                                                ---------------------         ---------------------
        Total non-interest income                                                   289           248             573           472
                                                                                ---------------------         ---------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                                         733           663           1,522         1,317
  Occupancy and equipment                                                           218           206             424           415
  Other operating expenses                                                          418           398             939           725
                                                                                ---------------------         ---------------------
       Total non-interest expense                                                 1,369         1,267           2,885         2,457
                                                                                ---------------------         ---------------------
       Income before income taxes                                                   922           811           1,651         1,598
  Income tax expense                                                                333           300             587           574
                                                                                ---------------------         ---------------------
       Net Income                                                                   589           511           1,064         1,024
OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising during the period                       (55)         (381)            (39)         (537)

     Less:  reclassification adjustment                                               -             -               -             -
                                                                                ---------------------         ---------------------
       Other comprehensive loss                                                     (55)         (381)            (39)         (537)
                                                                                ---------------------         ---------------------
       Comprehensive Income                                                     $   534       $   130         $ 1,025       $   487
                                                                                =====================         =====================
       Net income per common share, basic                                       $  0.24       $  0.21         $  0.43       $  0.42
                                                                                =====================         =====================
       Net income per common share, diluted                                     $  0.24       $  0.21         $  0.43       $  0.42
                                                                                =====================         =====================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                    2000           1999
                                                                                                    ----           ----
                                                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                      $   1,064       $   1,024
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts                                              (1)             19
        Depreciation expense                                                                            243             249
        Deferred income taxes                                                                           (44)            (23)
        ESOP compensation expense                                                                        22              31
        Stock compensation expense                                                                       35               -
        Increase in cash value of life insurance                                                        (25)            (24)
        Provision for loan losses                                                                         -              92
        Proceeds from sales of mortgage loans                                                           615           1,284
        Mortgage loans originated for sale                                                             (604)         (1,257)
        Net gain on sale of mortgage loans                                                              (11)            (27)
        Net gain on sale of foreclosed real estate                                                      (11)              -
        Increase in accrued interest receivable                                                        (155)           (229)
        Increase in accrued interest payable                                                            156              29
        Net change in other assets/liabilities                                                          (77)            (84)
                                                                                                  -------------------------
          Net Cash Provided By Operating Activities                                                   1,207           1,084
                                                                                                  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net decrease in interest bearing deposits with banks                                             86           7,190
        (Increase) decrease in federal funds sold                                                     4,000            (900)
        Purchase of securities available for sale                                                    (6,921)        (16,974)
        Proceeds from maturities of securities available for sale                                     1,500           5,544
        Proceeds from maturities of securities held to maturity                                         370           1,396
        Purchase of securities held to maturity                                                           -          (7,829)
        Principal collected on mortgage-backed securities                                               300             574
        Net increase in loans receivable                                                            (12,271)         (7,811)
        Purchase of Federal Home Loan Bank stock                                                          -            (124)
        Proceeds from sale of foreclosed real estate                                                      4               -
        Purchase of premises and equipment                                                             (172)         (1,514)
                                                                                                  -------------------------
          Net Cash Used By Investing Activities                                                     (13,104)        (20,448)
                                                                                                  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                                     10,211          11,874
        Net increase in advances from Federal Home Loan Bank                                          3,419           7,000
        Exercise of stock options                                                                         -               6
        Dividends paid                                                                                 (496)           (183)
                                                                                                  -------------------------
          Net Cash Provided By Financing Activities                                                  13,134          18,697
                                                                                                  -------------------------
Net Increase (Decrease) in Cash and Due From Banks                                                    1,237            (667)
Cash and due from banks at beginning of period                                                        5,820           4,918
                                                                                                  -------------------------
Cash and Due From Banks at End of Period                                                          $   7,057       $   4,251
                                                                                                  =========================

See accompanying notes to consolidated financial statements.

                       FIRST CAPITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Presentation of Interim Information

     First Capital, Inc. ("Company") was incorporated by First Harrison Bank (formerly First Federal Bank, A Federal Savings Bank) ("Bank") in September 1998 in connection with the conversion from the mutual holding company form of organization to the stock holding company form of organization. Upon consummation of the conversion on December 31, 1998, the Company became the holding company for the Bank and the former mutual holding company, First Capital, Inc., M.H.C. ("MHC"), was merged with and into the Bank. Accordingly, the information presented in this report relates primarily to the Bank's operations.

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

3.   Supplemental Disclosures of Cash Flow Information


                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                     2000            1999
                                                     ----            ----
                                                        (In thousands)

 Cash payments for:
  Interest                                           $ 4,171         $ 3,589
  Taxes                                                  585             595

 Noncash investing activity:
  Proceeds from sales of foreclosed real estate
   financed through loans                                296               -

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


4.  Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income (loss) and the allocated income tax amounts for the three and six months ended June 30, 2000 and 1999:

                                             Three Months Ended    Six Months Ended
                                                  June 30,             June 30,
                                             ------------------    ----------------
                                               2000        1999     2000     1999
                                              -----       -----    -----   --------
                                                           (In thousands)

Unrealized gains (losses) on securities:
 Unrealized holding gains
  (losses)
  arising during the period                   $ (91)      $(631)   $ (65)     $(890)
 Income tax expense (benefit)                    36         250       26        353
                                              -----       -----    -----   --------
   Net of tax amount                            (55)       (381)     (39)      (537)
                                              -----       -----    -----   --------
 Less:  reclassification
  adjustment for (gains)
  losses included in net
  income                                          -           -        -          -
  Income tax expense (benefit)                    -           -        -          -
                                              -----       -----    -----   --------
                                                  -           -        -          -
                                              -----       -----    -----   --------

   Other comprehensive
    loss                                      $ (55)      $(381)   $ (39)     $(537)
                                              =====       =====    =====   ========

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)



5.  Supplemental Disclosure for Earnings Per Share



                                                         Three months ended            Six months ended
                                                              June 30,                     June 30,
                                                          2000       1999            2000         1999
                                                          ----       ----            ----         ----
                                                               (In thousands, except per share data)

Basic:
  Net income                                            $      589    $      511    $    1,064    $    1,024
                                                        ====================================================
 Shares:
   Weighted average common shares outstanding            2,450,198     2,444,798     2,450,198     2,444,798
                                                        ====================================================

   Net income per common share, basic                   $     0.24    $     0.21    $     0.43    $     0.42
                                                        ====================================================
Diluted:
 Net income                                             $      589    $      511    $    1,064    $    1,024
                                                        ====================================================
 Shares:
  Weighted average common shares outstanding             2,450,198     2,444,798     2,450,198     2,444,798
  Add: Dilutive effect of outstanding options                8,259         8,029         8,729         7,388
  Add: Dilutive effect of restricted share awards            1,719             -         3,124             -
                                                        ----------------------------------------------------
  Weighted average common shares
    outstanding, as adjusted                             2,460,176     2,452,827     2,462,051     2,452,186
                                                        ====================================================

Net income per common share, diluted                    $     0.24    $     0.21    $     0.43    $     0.42
                                                        ====================================================

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

Financial Condition

     Total assets increased 6.4% from $222.8 million at December 31, 1999 to $237.1 million at June 30, 2000, primarily as a result of increases in cash, investment securities and loans receivable, net, which was funded primarily by a decrease in federal funds sold, growth in deposits and an increase in advances from the Federal Home Loan Bank of Indianapolis.

     Loans receivable, net, were $155.0 million at December 31, 1999, compared to $167.5 million at June 30, 2000, an 8.1% increase. This increase is primarily the result of increases in residential and commercial mortgage loans.

     The investment in securities held-to-maturity decreased from $12.3 million at December 31, 1999 to $11.9 million at June 30, 2000 as a result of maturities of $370,000 and principal repayments of $55,000.

     Securities available for sale increased $5.1 million from $30.1 million at December 31, 1999 to $35.2 million at June 30, 2000 as a result of purchases of $6.9 million offset by maturities of $1.5 million and principal repayments of $245,000.

      Cash and interest bearing deposits with banks increased from $9.5 million at December 31, 1999 to $10.7 million at June 30, 2000 as a result of excess liquidity funded by growth in deposits.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

     Total deposits increased from $175.3 million at December 31, 1999 to $185.6 million at June 30, 2000. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes to the customers' positive reactions to the merger and its promotional efforts to attract lower cost accounts. Time deposits also increased $5.0 million from $89.5 million at December 31, 1999 to $94.5 million at June 30, 2000.

     Total stockholders' equity increased from $28.9 million at December 31, 1999 to $29.5 million at June 30, 2000 as a result of retained net income of $568,000.

Results of Operations

     Net Income. Net income was $1.1 million ($.43 per share diluted) for the six months ended June 30, 2000 compared to $1.0 million ($.42 per share diluted) for the six months ended June 30, 1999. Net income increased for 2000 compared to 1999 primarily from an increase in net interest income offset by an increase in non-interest expenses.

      Net interest income for the six month periods ended June 30, 2000 and 1999. Net interest income increased 7.8% from $3.7 million in 1999 to $4.0 million in 2000 primarily as a result of the increase in interest-earning assets funded by growth in deposits and additional borrowings from the Federal Home Loan Bank of Indianapolis.

      Total interest income increased $1.0 million, or 14.4% to $8.3 million for the six months ended June 30, 2000 compared to $7.2 million in the prior year as a result of a higher balance of interest earning assets. Interest on loans receivable increased $828,000 and interest on securities increased $230,000 as a result of higher average balances in 2000. The yield on interest earning assets increased from 7.69% in 1999 to 7.72% in 2000 due to increases in average interest rates for securities and interest bearing deposits with banks.

      Total interest expense increased $757,000, or 21.2%, to $4.3 million for the six months ended June 30, 2000 compared to $3.6 million for the six months ended June 30, 1999 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank of Indianapolis. The average cost of funds increased from 4.62% in 1999 to 4.74% in 2000 due to the use of higher cost borrowed funds and an increase in market interest rates.

      Net interest income for the three month periods ended June 30, 2000 and 1999. Net interest income increased from $1.9 million in 1999 to $2.0 million for 2000 primarily as a result of an increase in interest-earning assets during the three months ended June 30,2000 compared to 1999.

     Total interest income increased $509,000, or 13.7%, to $4.2 million for the three months ended June 30, 2000 compared to $3.7 million for the three months ended June 30, 1999.

     Total interest expense increased $381,000, or 20.8%, to $2.2 million for the three months ended June 30, 2000 compared to $1.8 million for the three months ended June 30, 1999 due to growth in deposits and advances from the Federal Home Loan Bank.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY


     Provision for loan losses. The provision for loan losses was $92,000 for the six month period ended June 30, 1999. No provisions were made for the six
month period ended June 30, 2000.   Provisions for loan losses are charged to
operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts. At June 30, 2000, non-performing loans amounted to $309,000. Included in non-performing loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $199,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

      Non-interest income. Non-interest income increased 21.4% to $573,000 for the six months ended June 30, 2000 compared to $472,000 for the six months ended June 30, 1999. The increase is attributable to an increase in service charges on deposit accounts of $41,000 resulting from growth in transaction accounts, an increase in commission income of $41,000 due to increased investment product sales and an increase in other income of $24,000 resulting primarily from increases in automated teller machine and debit card fees.

      Non-interest expense. Non-interest expense increased by $428,000 for the six month period ended June 30, 2000 compared to the same period for the prior year. The increase results primarily from increases in compensation and benefits and other operating expenses. Compensation and benefits expense increased $205,000 due to normal compensation increases, compensation adjustments after the merger, additional staff for the new branch office in New Albany, Indiana opened during 1999 and the adoption of a stock compensation plan in the third quarter of 1999. Other operating expenses increased $214,000 during the six month period ended June 30, 2000 primarily due to increases in advertising, data processing fees, office supplies and professional fees. The increases in advertising and office supplies were merger related as the Company attempted to gain recognition for the new bank name and had to replace the existing stationery and office products with those bearing the new bank logo. The increase in data processing fees related to the increase in loan and deposit accounts and the expense necessary to merge the computer systems. Professional fees increased due to merger related expenses, costs associated with the Company's change in fiscal year to a calendar year end and other expenses incurred as part of operating as a public company.

     Income tax expense. Income tax expense for the six month period ended June 30, 2000 was $587,000, compared to $574,000 for the same period in 1999. The effective tax rate for 2000 is 35.6% compared to 35.9% for 1999.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2000, the Bank had cash and interest-bearing deposits with banks of $10.7 million and securities available-for-sale with a fair value of $35.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 11.88%, 11.88% and 20.41%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on April 19, 2000. There were 2,506,573 shares entitled to vote at the time of the annual meeting. Holders of 1,861,081 shares were represented at the meeting. The results of the vote on the matters presented at the meeting is as follows:

          1.  The following individuals were elected as directors:

                                          Vote       Vote      Term to
                       Name                For     Withheld    Expire
                       ----               ----     --------    -------

                 John W. Buschemeyer    1,802,661    58,420     2003

                 Kenneth R. Saulman     1,785,845    75,236     2003

                 Marvin E. Kiesler      1,803,146    57,935     2003

                 Loren E. Voyles        1,800,146    60,935     2003

              The terms of directors Earl H. Book, William W. Harrod, James S. Breeden, Michael L. Shireman, James E. Nett, J. Gordon Pendleton, Samuel E. Uhl, Mark D. Shireman, Dennis L. Huber and Gerald L. Uhl continued after the annual meeting.

          2. The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2000 was ratified by stockholders by the following vote:

              For 1,785,092; Against 17,414; Abstain 58,575

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


                              FIRST CAPITAL, INC.
                              (Registrant)



 Dated  August 11, 2000       BY: /s/ William W. Harrod
 ----------------------           -------------------------
                                  William W. Harrod
                                  President and CEO


 Dated  August 11, 2000       BY: /s/ Michael C. Frederick
 ----------------------           ---------------------------
                                  Michael C. Frederick
                                  Senior Vice President
                                   and Treasurer