Form 10QSB
period 2000-09-30
FIRST CAPITAL INC
filed 2000-11-14
CIK 1070296

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

                                  (Mark One)
                                  ----------
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from____________ to ___________

                          Commission File No. 0-25023
                                              -------

                              First Capital, Inc.
                              -------------------
       (Exact name of small business issuer as specified in its charter)

                     Indiana                       35-2056949
       -------------------------------------------------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)        Identification Number)

                  220 Federal Drive NW, Corydon, Indiana  47112
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,537,324 shares of common stock were outstanding as of October 31, 2000.

                              FIRST CAPITAL, INC.


                                     INDEX

Part I    Financial Information                                             Page
                                                                            ----
          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2000 (unaudited)
          and December 31, 1999                                                3

          Consolidated Statements of Income for the three months
          and nine months ended September 30, 2000 and 1999 (unaudited)        4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999 (unaudited)                        5

          Notes to consolidated financial statements (unaudited)             6-8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-13

Part II.  Other Information                                                   14

Signatures                                                                    15

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 September 30,       December 31,
                                                                     2000                1999
                                                                 -------------       ------------
                                                                           (In thousands)
ASSETS
Cash and due from banks                                             $ 5,866              $ 5,820
Interest bearing deposits with banks                                  4,790                3,702
Securities available for sale, at fair value                         35,454               30,097
Securities-held to maturity                                          11,288               12,325
Federal funds sold                                                        -                4,000
Loans receivable, net                                               172,240              154,982
Federal Home Loan Bank stock, at cost                                 1,354                1,252
Foreclosed real estate                                                   23                  256
Premises and equipment                                                6,310                6,459
Accrued interest receivable                                           1,601                1,578
Cash value of life insurance                                          1,149                1,111
Other assets                                                          1,101                1,215
                                                          ---------------------------------------
    Total Assets                                                  $ 241,176            $ 222,797
                                                          =======================================

LIABILITIES
Deposits                                                          $ 182,739            $ 175,342
Advances from Federal Home Loan Bank                                 26,074               16,750
Accrued interest payable                                              1,290                  971
Accrued expenses and other liabilities                                  974                  858
                                                          ---------------------------------------
    Total Liabilities                                               211,077              193,921
                                                          ---------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued                                -                    -
Common stock of $.01 par value per share
  Authorized 5,000,000 shares; issued 2,537,324 shares                   25                   25
Additional paid-in capital                                           12,799               12,446
Retained earnings-substantially restricted                           18,733               17,781
Unearned ESOP shares                                                   (533)                (564)
Unearned stock compensation                                            (301)                   -
Accumulated other comprehensive income-net
  unrealized loss on securities available for sale                     (624)                (812)
                                                          ---------------------------------------
    Total Stockholders' Equity                                       30,099               28,876
                                                          ---------------------------------------
    Total Liabilities and Stockholders' Equity                    $ 241,176            $ 222,797
                                                          =======================================



See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,             September 30,
                                                                        -------------             -------------
                                                                     2000          1999        2000          1999
                                                                     ----          ----        ----          ----
                                                                         (In thousands, except per share data)
INTEREST INCOME
  Loans receivable, including fees                                $ 3,629       $ 3,073     $10,244       $ 8,860
  Securities                                                          749           681       2,149         1,851
  Federal funds sold                                                    -            39          33           115
  Federal Home Loan Bank dividends                                     27            22          79            73
  Interest bearing deposits with banks                                 92            64         282           225
                                                                  ---------------------     ---------------------
       Total interest income                                        4,497         3,879      12,787        11,124
INTEREST EXPENSE
  Deposits                                                          2,074         1,734       5,968         5,037
  Advances from Federal Home Loan Bank                                375           203         808           470
                                                                  ---------------------     ---------------------
       Total interest expense                                       2,449         1,937       6,776         5,507
       Net interest income                                          2,048         1,942       6,011         5,617
  Provision for loan losses                                            24            26          24           118
                                                                  ---------------------     ---------------------
       Net interest income after provision for
         loan losses                                                2,024         1,916       5,987         5,499
NON-INTEREST INCOME
  Service charges on deposit accounts                                 167           163         469           424
  Commission income                                                    45            48         167           129
  Gain on sale of mortgage loans                                       45            14          56            41
  Gain on sale of foreclosed real estate                                -             -          10             -
  Other income                                                         69            48         197           151
                                                                  ---------------------     ---------------------
        Total non-interest income                                     326           273         899           745
                                                                  ---------------------     ---------------------
NON-INTEREST EXPENSE
  Compensation and benefits                                           761           723       2,283         2,040
  Occupancy and equipment                                             218           217         642           632
  Other operating expenses                                            389           540       1,328         1,265
                                                                  ---------------------     ---------------------
       Total non-interest expense                                   1,368         1,480       4,253         3,937
                                                                  ---------------------     ---------------------
       Income before income taxes                                     982           709       2,633         2,307
  Income tax expense                                                  350           302         937           876
                                                                  ---------------------     ---------------------
       Net Income                                                     632           407       1,696         1,431
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising during the period         227          (226)        187          (763)
     Less:  reclassification adjustment                                 -             -           -             -
                                                                  ---------------------     ---------------------
       Other comprehensive income (loss)                              227          (226)        187          (763)
                                                                  ---------------------     ---------------------
       Comprehensive Income                                       $   859       $   181     $ 1,883        $  668
                                                                  =====================     =====================
       Net income per common share, basic                         $  0.26       $  0.17     $  0.69        $ 0.59
                                                                  =====================     =====================
       Net income per common share, diluted                       $  0.26       $  0.17     $  0.69        $ 0.58
                                                                  =====================     =====================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                            2000           1999
                                                                            ----           ----
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $ 1,696         $ 1,431
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts                    (4)             23
        Depreciation expense                                                  360             363
        Deferred income taxes                                                 (53)             19
        ESOP compensation expense                                              33              33
        Stock compensation expense                                             53               -
        Increase in cash value of life insurance                              (38)            (38)
        Provision for loan losses                                              24             118
        Proceeds from sales of mortgage loans                               2,657           2,037
        Mortgage loans originated for sale                                 (2,601)         (1,996)
        Net gain on sale of mortgage loans                                    (56)            (41)
        Net gain on sale of foreclosed real estate                            (11)              -
        (Increase) decrease in accrued interest receivable                    (23)             17
        Increase in accrued interest payable                                  319             136
        Net change in other assets/liabilities                                157             328
                                                                          -----------------------
          Net Cash Provided By Operating Activities                         2,513           2,430
                                                                          -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks    (1,088)          4,437
        (Increase) decrease in federal funds sold                           4,000            (100)
        Purchase of securities available for sale                          (6,939)        (17,735)
        Proceeds from maturities of securities available for sale           1,500           7,382
        Proceeds from maturities of securities held to maturity               947           1,402
        Purchase of securities held to maturity                                 -          (8,329)
        Principal collected on mortgage-backed securities                     487             647
        Net increase in loans receivable                                  (17,042)        (16,400)
        Purchase of Federal Home Loan Bank stock                             (102)           (375)
        Proceeds from sale of foreclosed real estate                            4               -
        Purchase of premises and equipment                                   (211)         (1,579)
                                                                          -----------------------
          Net Cash Used By Investing Activities                           (18,444)        (30,650)
                                                                          -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                            7,397          15,765
        Net increase in advances from Federal Home Loan Bank                9,324          13,000
        Exercise of stock options                                               -               6
        Dividends paid                                                       (744)           (306)
                                                                          -----------------------
          Net Cash Provided By Financing Activities                        15,977          28,465
                                                                          -----------------------

Net Increase in Cash and Due From Banks                                        46             245
Cash and due from banks at beginning of period                              5,820           4,918
                                                                          -----------------------
Cash and Due From Banks at End of Period                                  $ 5,866         $ 5,163
                                                                          =======================


See accompanying notes to consolidated financial statements.

                       FIRST CAPITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Presentation of Interim Information

     First Capital, Inc. ("Company") was incorporated by First Harrison Bank (formerly First Federal Bank, A Federal Savings Bank) ("Bank") in September 1998 in connection with the conversion from the mutual holding company form of organization to the stock holding company form of organization. Upon consummation of the conversion on December 31, 1998, the Company became the holding company for the Bank and the Bank's former mutual holding company, First Capital, Inc., M.H.C. ("MHC"), was merged with and into the Bank. Accordingly, the information presented in this report relates primarily to the Bank's operations.

     In the opinion of the management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)



3.   Supplemental Disclosures of Cash Flow Information

                                                          Nine Months Ended
                                                          September 30,
                                                          -----------------
                                                           2000      1999
                                                          ------    -------
                                                            (In thousands)
       Cash payments for:
         Interest                                         $6,456    $ 5,371
         Taxes                                               865        764

       Noncash investing activity:
         Proceeds from sales of foreclosed real estate
           financed through loans                            296          -
         Transfer of loans to real estate acquired
           through foreclosure                                23          -

4.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income (loss) and the allocated income tax amounts for the three and nine months ended September 30, 2000 and 1999:

                                             Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                            --------------------      -------------------
                                            2000           1999       2000         1999
                                            -----          -----      -----       -------
                                                           (In thousands)
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
   arising during the period                $ 375          $(374)     $ 310       $(1,263)
 Income tax expense (benefit)                (148)           148       (123)          500
                                            -----          -----      -----       -------
    Net of tax amount                         227           (226)       187          (763)
                                            -----          -----      -----       -------
 Less:  reclassification
   adjustment for (gains) losses
   included in net income                       -              -          -             -
   Income tax expense (benefit)                 -              -          -             -
                                            -----          -----      -----       -------
                                                -              -          -             -
                                            -----          -----      -----       -------

    Other comprehensive
     income (loss)                          $ 227          $(226)     $ 187       $  (763)
                                            =====          =====      =====       =======

                       FIRST CAPITAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)


5.  Supplemental Disclosure for Earnings Per Share

                                             Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                            --------------------           -------------------
                                            2000           1999            2000         1999
                                            -----          -----           -----       -------
                                                  (In thousands, except share data)
Basic:
  Net income                                $      632     $      407      $    1,696  $    1,431
                                            =====================================================
  Shares:
     Weighted average
      common shares
      outstanding                            2,450,198      2,444,798       2,450,198   2,444,798
                                            =====================================================

     Net income per common
      share, basic                          $     0.26        $  0.17      $     0.69  $     0.59
                                            =====================================================

Diluted:
  Net income                                $      632        $   407      $    1,696  $    1,431
                                            =====================================================
  Shares:
     Weighted average
      common shares
      outstanding                            2,450,198         2,444,798    2,450,198   2,444,798
     Add: Dilutive effect
      of outstanding
      options                                    8,580            11,607        8,588       8,781
     Add: Dilutive effect
      of restricted share
      awards                                     4,956                 -        4,695           -
                                            -----------------------------------------------------
     Weighted average
      common shares
        outstanding, as
         adjusted                            2,463,734         2,456,405    2,463,481   2,453,579
                                            =====================================================

     Net income per common
      share, diluted                        $     0.26        $     0.17   $     0.69  $     0.58
                                            =====================================================

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

Financial Condition

     Total assets increased 8.3% from $222.8 million at December 31, 1999 to $241.1 million at September 30, 2000, primarily as a result of increases in interest bearing deposits with banks, investment securities and loans receivable, net, which were funded primarily by a decrease in federal funds sold, growth in deposits and an increase in advances from the Federal Home Loan Bank of Indianapolis.

     Loans receivable, net, were $155.0 million at December 31, 1999, compared to $172.2 million at September 30, 2000, an 11.1% increase. This increase is primarily the result of increases in residential and commercial mortgage loans and consumer loans.

     The investment in securities held-to-maturity decreased from $12.3 million at December 31, 1999 to $11.3 million at September 30, 2000 as a result of maturities of $947,000 and principal repayments of $89,000.

     Securities available for sale increased $5.4 million from $30.1 million at December 31, 1999 to $35.5 million at September 30, 2000 as a result of purchases of $6.9 million offset by maturities of $1.5 million and principal repayments of $397,000.

      Cash and interest bearing deposits with banks increased from $9.5 million at December 31, 1999 to $10.7 million at September 30, 2000 as a result of excess liquidity funded by growth in deposits.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

     Total deposits increased from $175.3 million at December 31, 1999 to $182.7 million at September 30, 2000. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes to the customers' positive reactions to the merger and its promotional efforts to attract lower cost accounts. Time deposits also increased $3.8 million from $90.3 million at December 31, 1999 to $94.1 million at September 30, 2000.

     Total stockholders' equity increased from $28.9 million at December 31, 1999 to $30.1 million at September 30, 2000 as a result of retained net income of $952,000 and a decrease in net unrealized loss on securities available for sale of $188,000.

Results of Operations

     Net income for the nine month periods ended September 30, 2000 and 1999. Net income was $1.7 million ($.69 per share diluted) for the nine months ended September 30, 2000 compared to $1.4 million ($.58 per share diluted) for the nine months ended September 30, 1999. Net income increased for 2000 compared to 1999 primarily from an increase in net interest income offset by an increase in non-interest expenses.

      Net income for the three month periods ended September 30, 2000 and 1999. Net income was $632,000 ($.26 per share diluted) for the three months ended September 30, 2000 compared to $407,000 ($.17 per share diluted) for the three months ended September 30, 1999. Net income increased for 2000 compared to 1999 primarily from increases in net interest income and non-interest income and a decrease in non-interest expenses.

      Net interest income for the nine month periods ended September 30, 2000 and 1999. Net interest income increased 7.0% from $5.6 million in 1999 to $6.0 million in 2000 primarily as a result of the increase in interest-earning assets funded by growth in deposits and additional borrowings from the Federal Home Loan Bank of Indianapolis.

      Total interest income increased $1.7 million, or 14.9% to $12.8 million for the nine months ended September 30, 2000 compared to $11.1 million in the prior year primarily as a result of a higher average balance of interest earning assets. Interest on loans receivable increased $1.4 million and interest on securities increased $298,000 as a result of higher average balances in 2000. The average balance of loans receivable was $164.4 million for the nine month period ended September 30, 2000 compared to $142.9 million for the same period in 1999. The yield on interest earning assets increased from 7.69% in 1999 to 7.79% in 2000 due to increases in average interest rates for loans, securities and interest bearing deposits with banks.

      Total interest expense increased $1.3 million, or 23.0%, to $6.8 million for the nine months ended September 30, 2000 compared to $5.5 million for the nine months ended September 30, 1999 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank of Indianapolis. The average balances of interest bearing deposits and advances from the Federal Home Loan Bank were $169.1 million and $16.7 million, respectively, for the nine month period ended September 30, 2000 compared to $154.7 million and $11.3 million, respectively, for the same period in 1999. The average cost of funds increased from 4.42% in 1999 to 4.86% in 2000 due to the use of higher cost borrowed funds and an increase in market interest rates.

                                 PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

     Net interest income for the three month periods ended September 30, 2000 and 1999. Net interest income increased from $1.9 million in 1999 to $2.0 million for 2000 primarily as a result of an increase in interest-earning assets offset by increases in interest-bearing deposits and advances from the Federal Home Loan Bank during the three months ended September 30, 2000 compared to 1999.

     Total interest income increased $618,000, or 15.9%, to $4.5 million for the three months ended September 30, 2000 compared to $3.9 million for the same period in 1999 primarily as a result of a higher average balance of loans receivable. The average balance of loans receivable was $171.6 million for the three month period ended September 30, 2000 compared to $149.4 million for the same period in 1999.

     Total interest expense increased $512,000, or 26.4%, to $2.4 million for the three months ended September 30, 2000 compared to $1.9 million for the three months ended September 30, 1999 due to higher average balances of interest bearing deposits and advances from the Federal Home Loan Bank. The average balances of interest bearing deposits and advances from the Federal Home Loan Bank were $170 million and $22.5 million, respectively, for the three month period ended September 30, 2000 compared to $158.5 million and $14.5 million, respectively, for the same period in 1999.

Provision for loan losses. The provision for loan losses was $24,000 for the nine month period ended September 30, 2000 compared to $118,000 for the nine months ended September 30, 1999. For 1999, the provision was recorded to bring the allowance for loan losses to the level determined by applying the methodology for estimating credit losses after reduction for net charge-offs of consumer loans during the period. During 2000, the decline in the level of net charge-offs and nonperforming loans reduced the recorded provision based on the application of the allowance methodology, even though the Bank experienced overall growth in the loan portfolio. During the nine month period ended September 30, 2000, the net loan portfolio growth was $15.2 million. Commercial and residential real estate loans and consumer installment loans increased $12.1 million and $5.6 million, respectively, during this period, while commercial business loans decreased $2.5 million. The consistent application of management's allowance methodology did not result in an increase in the level of the allowance for loan losses due to lower levels of estimated inherent credit losses in residential, consumer and commercial real estate loans combined with the decrease in commercial business loans which have a higher level of inherent credit risk. The provision for loan losses was $24,000 for the three month period ended September 30, 2000 compared to $26,000 for the three months ended September 30, 1999. During these three month periods, the provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the quarter.

      Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated inherent losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts. At September 30, 2000,

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

nonperforming loans amounted to $443,000. Included in non-performing loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $216,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

      Non-interest income for the nine month periods ended September 30, 2000 and 1999. Non-interest income increased 20.7% to $899,000 for the nine months ended September 30, 2000 compared to $745,000 for the nine months ended September 30, 1999. The increase is attributable to an increase in service charges on deposit accounts of $45,000 resulting from growth in transaction accounts, an increase in commission income of $38,000 due to increased investment product sales and an increase in other income of $46,000 resulting primarily from increases in automated teller machine and debit card fees.

      Non-interest income for the three month periods ended September 30, 2000 and 1999. Non-interest income increased 19.4% to $326,000 for the three months ended September 30, 2000 compared to $273,000 for the three months ended September 30, 1999. The increase is attributable primarily to an increase in gain on sale of mortgage loans due to a larger number of loans sold during 2000 compared to 1999 and an increase in other income of $21,000 resulting primarily from increases in automated teller machine and debit card fees.

      Non-interest expense for the nine month periods ended September 30, 2000 and 1999. Non-interest expense increased by $316,000 for the nine month period ended September 30, 2000 compared to the same period for the prior year. The increase results primarily from increases in compensation and benefits and other operating expenses. Compensation and benefits expense increased $243,000 due to normal compensation increases, compensation adjustments after the merger, additional staff for the new branch office in New Albany, Indiana opened during 1999 and the adoption of a stock compensation plan in the third quarter of 1999. Other operating expenses increased $63,000 during the nine month period ended September 30, 2000 primarily due to increases in automated teller machine processing fees, office supplies and public filing expenses offset by decreases in professional fees and merger related expenses. The increase in office supplies was merger related as the Company had to replace the existing stationery and office products with those bearing the new bank logo. The increase in automated teller machine processing fees related to the increase in the volume of transactions and the purchase of an additional machine for the new branch. Professional fees decreased due to merger related expenses incurred during the third quarter of 1999, offset by costs associated with the Company's change in fiscal year to a calendar year end and other expenses incurred as part of operating as a public company.

      Non-interest expense for the three month periods ended September 30, 2000 and 1999. Non-interest expense decreased by $112,000 for the three month period ended September 30, 2000 compared to the same period for the prior year. The decrease results primarily from decreases in other operating expenses offset by increases in compensation and benefits. Compensation and benefits expense increased $38,000 due to normal compensation increases. Other operating expenses decreased $151,000 during the three month period ended September 30, 2000 primarily due to decreases in professional fees and merger related expenses offset by an increase in automated teller machine processing fees.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                       FIRST CAPITAL, INC. AND SUBSIDIARY

     Income tax expense. Income tax expense for the nine month period ended September 30, 2000 was $937,000, compared to $876,000 for the same period in 1999. The effective tax rate for the nine month period in 2000 is 35.6% compared to 38.0 % for 1999. Income tax expense for the three month period ended September 30, 2000 was $350,000, compared to $302,000 for the same period in 1999. The effective tax rate for the three month period in 2000 is 35.6% compared to 42.6% for 1999. The higher effective tax rates for 1999 compared to 2000 resulted from significant nondeductible merger related expenses incurred during the third quarter of 1999.


Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2000, the Bank had cash and interest-bearing deposits with banks of $10.7 million and securities available-for-sale with a fair value of $35.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 2000, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 11.94%, 11.94% and 20.71%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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


                                   FIRST CAPITAL, INC.
                                   (Registrant)



 Dated  November 9, 2000           BY:/s/ William W. Harrod
 -----------------------              -----------------------
                                   William W. Harrod
                                   President and CEO


 Dated  November 9, 2000           BY:/s/ Michael C. Frederick
 -----------------------              ---------------------------
                                   Michael C. Frederick
                                   Chief Financial Officer