Form 10KSB40
period 2000-12-31
FIRST CAPITAL INC
filed 2001-03-21
CIK 1070296

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-25023

                              FIRST CAPITAL, INC.
                   ----------------------------------------
                 (Name of small business issuer in its charter)


              Indiana                                     35-2056949
   -------------------------------                      --------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

 220 Federal Drive, N.W., Corydon, Indiana                 47112
--------------------------------------------           ------------
  (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:                            (812) 738-2198
                                                      --------------

Securities registered under 12(b) of the Exchange Act:     None

Securities registered under Section      Common Stock, par value $0.01 per share
12(g) of the Exchange Act:               ---------------------------------------
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

     The issuer's revenues for the most recent fiscal year were $18.6 million.

     The aggregate market value of the voting common equity held by non-affiliates as of March 15, 2001 was approximately $24.4 million. This figure is based on the average of the bid and asked price on the Nasdaq Stock Market for a share of the issuer's common stock on March 15, 2001, which was $11.25 per share. For purposes of this calculation, the issuer is assuming that the issuer's directors and executive officers are affiliates.

     As of March 15, 2001, there were 2,541,104 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes [_]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2000 ("Annual Report"). (Parts I and II)

2. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement").
     (Part III)

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

     The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are federally insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is a member of the Federal Home Loan Bank ("FHLB") System.

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

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                       At December 31,
                                                                  -----------------------------------------------
                                                                            2000                     1999
                                                                  -----------------------------------------------
                                                                     Amount     Percent       Amount     Percent
                                                                  ----------  ----------    ---------  ----------
                                                                            (Dollars in thousands)
Mortgage Loans:
  Residential (1)...............................................   $109,813       59.80     $ 99,797       62.49%
  Land..........................................................      3,356        1.83        1,379        0.86
  Commercial real estate........................................     20,372       11.10       15,014        9.40
  Residential construction......................................      9,665        5.26        8,774        5.49
                                                                   --------   ---------     --------   ---------
   Total mortgage loans.........................................    143,206       77.99      124,964       78.24
                                                                   --------   ---------     --------   ---------

Consumer Loans:
  Home equity and second mortgage loans.........................     11,349        6.18        6,947        4.35
  Automobile loans..............................................     10,156        5.53        7,923        4.96
  Loans secured by savings accounts.............................      1,554        0.85        1,156        0.72
  Unsecured loans...............................................      1,609        0.88        1,084        0.68
  Mobile home loans.............................................         --          --           --          --
  Other (2).....................................................      5,920        3.22        6,284        3.93
                                                                   --------   ---------     --------   ---------
   Total consumer loans.........................................     30,588       16.66       23,394       14.64
                                                                   --------   ---------     --------   ---------
  Commercial business loans.....................................      9,816        5.35       11,376        7.12
                                                                   --------   ---------     --------   ---------
   Total loans..................................................    183,610      100.00%     159,734      100.00%
                                                                   --------   =========     --------   =========
Less:
  Due to borrowers on loans in process..........................      2,893                    3,307
  Deferred loan fees net of direct costs........................        229                      251
  Allowance for loan losses.....................................      1,184                    1,194
                                                                   --------                 --------
    Total loans receivable, net.................................   $179,304                 $154,982
                                                                   ========                 ========

_________________________
(1) Includes conventional one- to four-family and multi-family residential loans.
(2) Includes loans secured by lawn and farm equipment, unimproved land, and other personal property.

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

     Construction Loans. At December 31, 2000, the Bank had $9.7 million, or 5.3% of total loans, of construction loans for single-family residences. At December 31, 2000, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $2.5 million.

     Although the Bank originates construction loans that are repaid with the proceeds of a limited number of mortgage loan obtained by the borrower from another lender, the majority of the construction loans that the Bank originates are construction/permanent loans, which are originated with one loan closing at either a fixed or variable rate of interest and for terms up to 30 years. Construction loans originated without a commitment by the Bank to provide permanent financing are generally originated for a term of six to 12 months and at a variable interest rate based on the prime rate. In the case of construction/permanent loans, the construction loan is also generally for a term of six to 12 months and the rate charged is the rate chosen by the borrower for the permanent loan. Accordingly, if the borrower chooses a fixed interest rate for the permanent loan, the construction loan rate is also fixed at the same rate. At December 31, 2000, the largest non-speculative construction loan amounted to $417,000 and had an outstanding balance of $235,500. This loan was performing according to its terms at December 31, 2000.

     The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank's primary market area and with whom the Bank has well-established business relationships. The Bank generally limits the number of speculative construction loans outstanding at any one time to any one builder to two loans. At December 31, 2000, the largest speculative construction loan relationship with a builder consisted of three loans in the committed aggregate amount of $605,000 with an aggregate outstanding balance of $453,000. Such loans were performing according to their respective terms at that date.

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

     Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 80% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank's Board of Directors. The Bank attempts to originate commercial real estate loans at variable interest rates based on the U.S. Treasury Bill rate for terms not to exceed five years. However, in the current low interest rate environment, borrower demand for variable rate loans is low and the Bank is generally originating commercial real estate loans with fixed interest rates for terms ranging between ten and 15 years over which principal and interest is fully amortized. At December 31, 2000, the largest commercial real estate loan had an outstanding balance of $1.2 million and was secured by a commercial office and retail facility. This loan was performing according to its terms at that date.

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

     Commercial Business Loans. Commercial business loans are generally secured by inventory, accounts receivable, and business equipment such as trucks and tractors. Many commercial business loans also have real estate as collateral. The Bank generally requires a personal guaranty of payment by the principals of a corporate borrower, and reviews the personal financial statements and income tax returns of the guarantors. Commercial business loans are generally originated with loan-to-value ratios not exceeding 75%. At December 31, 2000, the largest commercial business loan had an outstanding balance of $629,000 and was unsecured. Such loan was performing according to its terms at that date.

     Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the Bank's cost of funds. Approved credit lines totaled $6.4 million at December 31, 2000, of which $3.0 million was outstanding. Lines of credit are originated at fixed interest rates for one year renewable terms.

     A director of the Bank is a shareholder of a farm implement dealership that has contracted with the Bank to provide sales financing to the dealership's customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the period ended December 31, 2000, the Bank granted approximately $1.7 million of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.4 million at December 31, 2000. At December 31, 2000, ten loans were delinquent 30 days or more and had an outstanding balance of $61,000.

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

     The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans (both new and used), home equity loans, home improvement loans, student loans, boat loans, mobile home loans, and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank's consumer loan portfolio consists of home equity and second mortgage loans followed by automobile and truck loans. Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to seven years and at loan-to-value ratios up to 90% of the blue book value in the case of used vehicles and 90% of the purchase price in the case of new vehicles. The Bank does not engage in indirect automobile and truck lending.

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

Loan Maturity and Repricing

     The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

                                                           After        After       After        After
                                                          One Year     3 Years     5 Years      10 Years
                                              Within      Through      Through     Through      Through       After
                                             One Year     3 Years      5 Years     10 Years     15 Years     15 Years      Total
                                             --------     -------      -------     --------     --------     --------      -----
                                                                            (In thousands)
Mortgage loans:
   Residential real estate...............     $ 5,418      $10,227      $10,977     $26,336      $21,542       $35,313     $109,813
   Commercial real estate................       5,009        3,903        3,903       7,466        2,624           823       23,728
   Residential construction..............       9,665           --           --          --           --            --        9,665
Consumer loans...........................       9,388       10,855        6,434       3,176           20           715       30,588
Commercial business......................       4,213        2,847        2,195         511           18            32        9,816
                                              -------      -------      -------     -------      -------       -------     --------
      Total gross loans..................     $33,693      $27,832      $23,509     $37,489      $24,204       $36,883     $183,610
                                              =======      =======      =======     =======      =======       =======     ========


     The following table sets forth the dollar amount of all loans due after December 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.


                                                           Floating- or
                                                  Fixed     Adjustable
                                                  Rates       Rates
                                                  -----    ------------
                                                     (In thousands)
       Mortgage loans:
          Residential..........................  $ 79,905       $24,490
          Commercial real estate...............    11,748         6,971
       Consumer loans..........................    15,243         5,957
       Commercial business.....................     3,761         1,842
                                                 --------       -------
             Total gross loans.................  $110,657       $39,260
                                                 ========       =======

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

     Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding net loan commitments of approximately $19.6 million at December 31, 2000.

     As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2000, the Bank had outstanding letters of credit of $240,000.

     Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Bank usually charges origination fees of 0.5% to 3.0% on one- to four-family residential real estate loans, long-term commercial real estate loans and residential construction loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $229,000 of net deferred loan fees at December 31, 2000.

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

     The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. At the dates indicated, the Bank had [no] restructured loans within the meaning of SFAS No. 15.

                                                             At December 31,
                                                        -----------------------
                                                            2000        1999
                                                        -----------------------
                                                          (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Residential real estate..............................      $ 241       $ 197
   Commercial real estate...............................         --          --
   Commercial business..................................         --          --
   Consumer.............................................         10          --
                                                              -----       -----
      Total.............................................        251         197
                                                              -----       -----
Loans past due 90 days on accrual status:
   Residential real estate..............................        280          --
   Commercial real estate...............................         --           6
   Commercial business..................................         --          --
   Consumer.............................................         41           5
                                                              -----       -----
      Total.............................................        321          11
                                                              -----       -----
Foreclosed real estate, net.............................        119         256
                                                              -----       -----
Total nonperforming assets..............................      $ 691       $ 464
                                                              =====       =====
Total loans delinquent 90 days or more to net loans.....       0.32%       0.13%
Total loans delinquent 90 days or more to total assets..       0.23%       0.09%
Total nonperforming assets to total assets..............       0.28%       0.21%



     The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $15,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2000.

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

     At December 31, 2000 and 1999 and June 30, 1999 and 1998, the aggregate amounts of the Bank's classified assets at those dates and the general loss allowances for the periods then ended, were as follows:


                                                    At December 31,
                                                 -------------------
                                                   2000       1999
                                                 --------   --------
                                                   (In Thousands)

          Classified assets:
             Loss...............................   $  --   $  --
             Doubtful (impaired)................      251     156
             Substandard........................      888     202
             Special mention....................    3,010     485

          General loss allowances:
             Impaired loans.....................       --      --
             Other..............................    1,184   1,194

     Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2000, the Bank had foreclosed real estate consisting of three one- to four-family residential properties totaling $119,000.

     Allowance for Loan Losses. Management evaluates the adequacy of the allowance for losses on loans each year based on estimated losses on specific loans and other procedures, including a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established. Management's estimate of specific and inherent credit losses in the loan portfolio as described above is intended to provide a reasonable allowance for loan losses applicable to all loan categories. The allowance for loan losses as a percentage of total loans outstanding as of the end of a given period represents an estimated loss percentage for the total loan portfolio and a general measure of adequacy. However, in accordance with GAAP, management assigns an estimated loss percentage or a range of loss to each loan category in estimating the total allowance for loan losses. Management's estimate also includes specifically identified loans having potential losses. It is management's assessment that the allowance for loan losses at

December 31, 2000 and 1999, and June 30, 1999 and 1998 were adequate and represented a reasonable estimate of the specific and inherent credit losses consistent with the composition of the loan portfolio and credit quality trends.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                   Year Ended December 31,
                                                                ---------------------------
                                                                    2000          1999
                                                                ---------------------------
                                                                   (Dollars in thousands)
          Allowance at beginning of period.................            $1,194      $1,240
          Provision for loan losses........................                48         142
                                                                       ------      ------
                                                                        1,242       1,382
                                                                       ------      ------
          Recoveries:
            Residential real estate........................                 3          13
            Commercial business............................                --           2
            Consumer.......................................                15          21
                                                                       ------      ------
              Total recoveries.............................                18          36
                                                                       ------      ------

          Charge-offs:
            Residential real estate........................                13          --
            Commercial business............................                 3          79
            Consumer.......................................                60         145
                                                                       ------      ------
              Total charge-offs............................                76         224
                                                                       ------      ------
              Net charge-offs..............................               (58)       (188)
                                                                       ------      ------
          Allowance at end of period.......................            $1,184      $1,194
                                                                       ======      ======

          Ratio of allowance to total loans outstanding
           at the end of the period........................              0.64%       0.75%
          Ratio of net charge-offs to average loans
           outstanding during the period...................              0.03%       0.13%

Allowance for Loan Losses Analysis

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                                           At December 31,
                                                                      -----------------------------------------------------
                                                                                 2000                     1999
                                                                      -----------------------------------------------------
                                                                                   Percent of                   Percent of
                                                                                   Outstanding                  Outstanding
                                                                                      Loans                        Loans
                                                                      Amount       In Category      Amount      in Category
                                                                      -----------------------------------------------------
                                                                                        (Dollars in thousands)
Residential real estate (1).......................................     $  614          65.06%         $  504           67.98%
Commercial real estate and land loans.............................        226          12.93             190           10.26
Commercial business...............................................         90           5.35             150            7.12
Consumer..........................................................        254          16.66             350           14.64
Unallocated.......................................................         --             --              --              --
                                                                       ------         ------          ------          ------
     Total allowance for loan losses..............................     $1,184         100.00%         $1,194          100.00%
                                                                       ======         ======          ======          ======

________________________
(1)  Includes residential construction loans.


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

     The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by either Government National Mortgage Association ("Ginnie Mae"), Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank's total mortgage-backed securities portfolio, securities with a book value of $865,000 have adjustable rates as of December 31, 2000.

     Investment decisions are made by the Bank's Investment Committee. The Bank's investment objectives are: (i) to provide and maintain liquidity within regulatory guidelines; (ii) to maintain a balance of high quality, diversified investments to minimize risk; (iii) to provide collateral for pledging requirements; (iv) to serve as a balance to earnings; and (v) to maximize returns.

     At December 31, 2000, neither the Company nor the Bank had investment in securities (other than U.S. Government and agency securities and mutual funds that invest in such securities) which exceeded 10% of the Company's stockholders' equity at that date.

     The following tables sets forth the securities portfolio at the dates indicated.

                                                                          At December 31,
                                     --------------------------------------------------------------------------------------
                                                        2000                                             1999
                                     --------------------------------------------------------------------------------------
                                                          Percent     Weighted                         Percent     Weighted
                                      Fair     Amortized     of       Average      Fair     Amortized     of       Average
                                      Value       Cost    Portfolio   Yield(2)     Value       Cost    Portfolio   Yield(2)
                                     ------   ---------- ----------   --------     ------   ---------  ---------   --------
                                                                      (Dollars in thousands)
Securities Held to Maturity(1)
Debt securities:
U.S. agency:
   Due after five years
      through ten years.............  $ 8,388    $ 8,485      18.35%      6.44%    $ 8,603    $ 8,984      20.53%      6.54%
Municipal:
   Due in one year or less..........      308        307       0.66       8.89         484        482       1.10       9.22
   Due after one year
      through five years............    1,505      1,473       3.19       9.06       1,841      1,793       4.10       9.40
   Due after five years
      through ten years.............      455        440       0.95       9.67         414        404       0.92       9.75
   Due after ten years .............       14         14       0.03      10.23          35         35       0.08      10.23
Mortgage-backed securities (3)......      492        510       1.10       6.07         603        627       1.43       5.75
                                      -------    -------      -----                -------    -------      -----
                                      $11,162    $11,229      24.28%               $11,980    $12,325      28.16%
                                      =======    =======      =====                =======    =======      =====

Securities Available for Sale
 Debt securities:
   U.S. Treasury....................  $    --    $    --         --%        --%    $   500    $   500       1.14%      6.33%
 U.S. agency:
   Due in one year or less..........    3,774      3,781       8.18       5.75       2,285      2,301       5.26       5.17
   Due after one year
      through five years............    8,737      8,667      18.74       6.58       6,404      6,534      14.93       5.80
   Due after five years
       through ten years............    9,853     10,000      21.62       6.58       8,454      9,000      20.57       6.36
   Due after ten years
      through fifteen years.........    2,912      3,000       6.49       6.69       2,751      3,000       6.85       6.69
Mortgage-backed securities(3).......    3,470      3,511       7.59       6.50       3,953      4,113       9.40       6.54
Municipal:
   Due in one year or less..........      100        100       0.22       5.99          --         --         --         --
   Due after one year
      through five years............      857        854       1.85       6.51         993        995       2.27       6.84
   Due after five years
      through ten years.............    2,909      2,911       6.29       6.41       2,775      2,903       6.63       6.79
   Due after ten years..............    1,077      1,089       2.35       7.19         981      1,059       2.42       7.54
 Equity securities:
   Mutual fund (4)..................    1,090      1,106       2.39        N/A       1,001      1,036       2.37        N/A
                                      -------    -------      -----                -------    -------      -----
                                      $34,779    $35,019      75.72%               $30,097    $31,441      71.84%
                                      =======    =======      =====                =======    =======      =====

______________________
(1)  Securities held to maturity are carried at amortized cost.
(2) Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.
(4)  The mutual fund invests primarily in U.S. Government agency securities.

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

     The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2000.

                                                       Amount at
                Maturity Period                    December 31, 2000
                ---------------                    -----------------
                                                     (In thousands)

          Three months or less...................       $ 2,594
          Over three through six months..........         1,381
          Over six through 12 months.............         4,083
          Over twelve months.....................        11,396
                                                        -------
               Total.............................       $19,454
                                                        =======

     The following tables set forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                                                                At December 31,
                                                            -----------------------------------------------------
                                                                        2000                        1999
                                                            -----------------------------------------------------
                                                                        Percent                          Percent
                                                                          of      Increase                 of
                                                              Amount    Total     (Decrease)   Amount    Total
                                                            ---------  --------  ------------ --------  ---------
                                                                             (Dollars in thousands)
Non-interest-bearing demand..............................     $ 17,123     9.24%    $ 3,021   $  14,102     8.04%
NOW accounts.............................................       26,776    14.44      (1,474)     28,250    16.11
Savings accounts.........................................       14,784     7.98        (253)     15,037     8.58
Money market accounts....................................       31,556    17.02       4,160      27,396    15.62
Fixed rate time deposits which mature:
   Within one year.......................................       45,075    24.32      (4,039)     49,114    28.01
   After one year, but within three years................       39,133    21.11      18,357      20,776    11.85
   After three years, but within five years..............       10,310     5.56      (2,013)     12,323     7.03
   After five years......................................          534     0.29      (7,560)      8,094     4.62
Club accounts............................................           77     0.04        (173)        250     0.14
                                                              --------   ------     -------   ---------  -------
         Total...........................................     $185,368   100.00%    $10,026   $ 175,342   100.00%
                                                              ========   ======     =======   =========  =======

     The following table sets forth the amount and maturities of time deposits by rates at December 31, 2000.

                                  Amount Due
                   ------------------------------------
                                                                   Percent
                                                                  of Total
                   Less Than  1 - 3     3-5     After 5             Time
                   One Year   Years    Years    Years    Total    Deposits
                   -------------------------------------------------------
                                   (Dollars in thousands)
Below 5.00%.......   $14,508  $ 2,433  $   784     $ 92  $17,817     18.74%
5.00% --  5.99%...    13,946    9,999    1,276      145   25,366     26.69
6.00% --  6.99%...    15,722   22,485    6,059      286   44,552     46.87
7.00% --  7.99%...       896    4,143    2,191       11    7,251      7.63
8.00% --  8.99%...        --       38       --       --       38      0.04
9.00% --  9.99%...         3       25       --       --       28      0.03
                     -------  -------  -------     ----  -------    ------
   Total..........   $45,075  $39,133  $10,310     $534  $95,052    100.00%
                     =======  =======  =======     ====  =======    ======

     Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has at times relied upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Indianapolis are secured by certain first mortgage loans and investment and mortgage-backed securities. At December 31, 2000, the Bank had advances from the FHLB of Indianapolis of $30.1 million.

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


                                                   At or For the Year Ended
                                                         December 31,
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
                                                    (Dollars in thousands)

Maximum amount of FHLB advances
   outstanding at any month end...................    $30,074      $18,250

Approximate average FHLB advances outstanding.....     19,159       11,820

Period end balance of FHLB advances outstanding...     30,074       16,750

Approximate weighted average rate paid on
   FHLB advances at end of period.................       6.30%        5.62%

Approximate weighted average rate paid on
   FHLB advances during period....................       6.43%        6.13%


Subsidiary Activities

     As of December 31, 2000, the Bank was the Company's only insured subsidiary, and was wholly owned by the Company. The Bank's sole subsidiary, First Harrison Financial Services, Inc., is involved with the sale of property and casualty and life insurance.

Personnel

     As of December 31, 2000, the Bank had 91 full-time employees and 22 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

General

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test the Company does not qualify for the grandfather. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     Acquisition of the Company. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

     Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2000, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at December 31, 2000.

                                                                             Capital
                                                                      --------------------------
                         Actual         Required       Excess         Actual         Required
                         Capital        Capital        Amount         Percent        Percent
                       -----------    -----------    ----------     ----------    --------------
                                                (Dollars in thousands)

Tangible............       $25,599      $ 3,725        $25,874          11.29%      1.50%
Core (Leverage).....        29,599        9,934         19,665          11.92%      4.00%
Risk-based..........        30,783       11,935         18,848          20.63%      8.00%

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts.   The Bank is a member of the Savings
Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     The Bank's risk-based classifications resulted in no assessments during 2000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2000, FICO payments for Savings Association Insurance Fund members approximated 2.07 basis points.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Bank's limit on loans to one borrower was $4.5 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $1.4 million.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained 76.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. During 2000, the Bank was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Recent legislation has eliminated the statutory liquidity requirement.

     Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $46,000.

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

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $1.5 million.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

Item 2.   Description of Property.
---------------------------------

     The following table sets forth certain information regarding the Bank's offices as of December 31, 2000.

                                                                                                    Approximate
                                                 Year            Net Book             Owned/          Square
Location                                        Opened          Value (1)             Leased          Footage
--------                                      ---------         ----------         ----------      -------------
                                                              (In thousands)
Main Office:

220 Federal Drive, N.W.
Corydon, Indiana 47112..................          1997               $2,227            Owned            12,000

Branch Offices:

391 Old Capitol Plaza, N.W.
Corydon, Indiana 47112..................          1997                   40           Leased/(2)/          425

8095 State Highway 135, N.W.
New Salisbury, Indiana 47161............          1999                1,108            Owned              3,500

710 Main Street
Palmyra, Indiana 47114..................          1991                1,256            Owned              6,000

6040 Main Street NE
Crandall, Indiana 47114.................          1938                   70            Owned              1,000

9849 Highway 150
Greenville, Indiana 47124...............          1986                  244            Owned              2,484

1058 North Luther Road
Georgetown, Indiana 47122...............          1995                  124           Leased/(3)/         1,800

State Road 150
Hardinsburg, Indiana 47125..............          1996                  100            Owned              1,834

4303 Charlestown Road
New Albany, Indiana 47150...............          1999                1,059            Owned              3,500

________________
(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)  Lease expires on November 30, 2003.
(3)  Lease expires November 2005.

Item 3.    Legal Proceedings.
-----------------------------

     At December 31, 2000, neither the Company nor the Bank was involved in any pending legal proceedings that are believed by management to be material to the Company's financial condition or results of operations. In addition, from time to time, the Bank is involved in legal proceeding occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

     The information contained in the section captioned "Corporate Information" in the Annual Report is incorporated herein by reference.


Item 6.   Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


Item 7.   Financial Statements.
------------------------------

          .    Independent Auditors' Report*
          .    Consolidated Balance Sheets as of December 31, 2000 and 1999*
          .    Consolidated Statements of Stockholders Equity for the Years
               Ended December 31, 2000 and 1999*
          .    Consolidated Statements of Income for the Years Ended December
               31, 2000 and 1999*
          .    Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2000 and 1999*
          .    Notes to Consolidated Financial Statements*
     __________________
     *Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure.
          --------------------

     None.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          --------------------------------------------------

     The information required by this Item with respect to Directors is incorporated herein by reference to the Proxy Statement under the heading "Proposal 1--Election of Directors." The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.


                    Executive Officers Who Are Not Directors

Name                               Age (1)   Position
----                              -------    ---------
M. Chris Frederick............       33      Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles................       48      Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas..............       44      Senior Vice President - Lending
Bradley B. Backherms..........       50      Senior Vice President - Operations

------------
(1)    As of December 31, 2000.


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

Item 10.  Executive Compensation.
--------------------------------

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Executive Compensation" and "Proposal 1 -- Election of Directors."

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

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Proposal 1 -- Election of Directors" and "Transactions with Management."

                                    PART IV

Item 13.  Exhibits, Financial Statement Schedules and List and Reports on Form
------------------------------------------------------------------------------
          8-K.
          ---

(a)  Exhibits

         3.1  Articles of Incorporation of First Capital, Inc. (1)
         3.2  Amended Bylaws of First Capital, Inc. (2)
        10.1  Employment Agreement with James G. Pendleton (3)
        10.2  Employment Agreement with Samuel E. Uhl (2)
        10.3  Employment Agreement with M. Chris Frederick (2)
        10.4  Employment Agreement with Joel E. Voyles (2)
        10.5  Employee Severance Compensation Plan (3)
        10.6 First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998)
              (4)
        10.7  First Capital, Inc. 1999 Stock-Based Incentive Plan (5)
        10.8 1998 Officers' and Key Employees' Stock Option Plan for HCB Bancorp (5)
        10.9  Employment Agreement with William W. Harrod (2)
        13.0  Annual Report to Stockholders
        21.0 Subsidiaries of the Registrant (incorporated by reference to Part I, "Business--Subsidiary Activities" of this Form 10-KSB).
        23.0  Consent of Monroe Shine and Co., Inc.

     ______________
     (1) Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
     (2) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
     (3) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
     (4) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
     (5) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

(b)  Reports on Form 8-K

     No Forms 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST CAPITAL, INC.

                                    /s/ William W. Harrod
                                    ---------------------
                                    William W. Harrod
                                    President, Chief Executive Officer and
                                    Director


     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

Name                        Title                                Date
----                        -----                                ----

/s/ William W. Harrod       President, Chief Executive           March 15, 2001
------------------------
William W. Harrod           Officer and Director
                            (principal executive officer)


/s/ J. Gordon Pendleton     Chairman                             March 15, 2001
------------------------
J. Gordon Pendleton



/s/ Michael C. Frederick    Chief Financial Officer and          March 15, 2001
------------------------
Michael C. Frederick        Treasurer (principal
                            accounting and financial
                            officer)

/s/ Samuel E. Uhl           Director                             March 15, 2001
------------------------
Samuel E. Uhl


/s/ Mark D. Shireman        Director                             March 15, 2001
------------------------
Mark D. Shireman


/s/ Dennis L. Huber         Director                             March 15, 2001
------------------------
Dennis L. Huber


/s/ Kenneth R. Saulman      Director                             March 15, 2001
------------------------
Kenneth R. Saulman


/s/ John W. Buschemeyer     Director                             March 15, 2001
------------------------
John W. Buschemeyer

/s/ Gerald L. Uhl             Director                           March 15, 2001
------------------------
Gerald L. Uhl


/s/ Earl H. Book              Director                           March 15, 2001
------------------------
Earl H. Book


/s/ James S. Burden           Director                           March 15, 2001
------------------------
James S. Burden


/s/ Marvin E. Kiesler         Director                           March 15, 2001
------------------------
Marvin E. Kiesler


/s/ James E. Nett             Director                           March 15, 2001
------------------------
James E. Nett


/s/ Michael L. Shireman       Director                           March 15, 2001
------------------------
Michael L. Shireman


/s/ Loren E. Voyles           Director                           March 15, 2001
------------------------
Loren E. Voyles