Form 10QSB
period 2001-03-31
FIRST CAPITAL INC
filed 2001-05-15
CIK 1070296

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

                                  (Mark One)
                                  ----------
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended MARCH 31, 2001
                                                --------------

                                      OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

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

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,541,016 shares of common stock were outstanding as of April 30, 2001.

                              FIRST CAPITAL, INC.


                                     INDEX

Part I   Financial Information                                           Page
                                                                         ----

          Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2001
             and December 31, 2000 (unaudited)                              3

            Consolidated Statements of Income for the three months
             ended March 31, 2001 and 2000 (unaudited)                      4

            Consolidated Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000 (unaudited)                      5

            Notes to consolidated financial statements (unaudited)        6-8

          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9-12

Part II  Other Information                                              13-14



Signatures                                                                 15

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                 March 31,        December 31,
                                                   2001               2000
                                                 ---------        ------------
                                                        (in thousands)
ASSETS

Cash and due from banks                          $   5,315         $   6,010
Interest bearing deposits with banks                11,646             5,458
Securities available for sale, at fair value        41,409            34,779
Securities-held to maturity                          6,529            11,229
Federal funds sold                                     --                --
Loans receivable, net                              181,260           179,304
Federal Home Loan Bank stock, at cost                1,604             1,504
Foreclosed real estate                                 119               119
Premises and equipment                               6,214             6,228
Accrued interest receivable:
  Loans                                              1,088             1,155
  Securities                                           564               790
Cash value of life insurance                         1,174             1,161
Other assets                                           869               845
                                                 ---------         ---------
  Total Assets                                   $ 257,791         $ 248,582
                                                 =========         =========
LIABILITIES

Deposits:
  Noninterest-bearing                            $  18,054         $  17,123
  Interest-bearing                                 174,822           168,245
                                                 ---------         ---------
    Total Deposits                                 192,876           185,368
Retail repurchase agreements                           115               --
Advances from Federal Home Loan Bank                30,394            30,074
Accrued interest payable                             1,354             1,306
Accrued expenses and other liabilities               1,129               726
                                                 ---------         ---------
  Total Liabilities                                225,868           217,474
                                                 ---------         ---------
STOCKHOLDERS' EQUITY

Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued             --                --
Common stock of $.01 par value per share
  Authorized 5,000,000 shares;
    issued 2,542,733 shares
    (2,537,324 shares in 2000)                          25                25
Additional paid-in capital                          12,844            12,812
Retained earnings-substantially restricted          19,665            19,222
Unearned ESOP shares                                  (513)             (523)
Unearned stock compensation                           (265)             (283)
Less treasury stock, at cost - 1,692 shares            (19)              --
Accumulated other comprehensive income-net
  unrealized gain (loss) on securities
  available for sale                                   186              (145)
                                                 ---------         ---------
  Total Stockholders' Equity                        31,923            31,108
                                                 ---------         ---------
  Total Liabilities and Stockholders' Equity     $ 257,791         $ 248,582
                                                 =========         =========

See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                   2001             2000
                                                 ---------        ---------
                                                   (In thousands, except
                                                       per share data)
INTEREST INCOME

  Loans receivable, including fees               $   3,772        $   3,239
  Securities                                           744              661
  Federal funds sold                                   --                33
  Federal Home Loan Bank dividends                      31               27
  Interest bearing deposits with banks                 131              112
                                                 ---------         --------
    Total interest income                            4,678            4,072

INTEREST EXPENSE

  Deposits                                           2,052            1,905
  Retail purchase agreements                             0              --
  Advances from Federal Home Loan Bank                 478              206
                                                 ---------         --------
    Total interest expense                           2,530            2,111
    Net interest income                              2,148            1,961
  Provision for loan losses                             36              --
                                                 ---------         --------
    Net interest income after provision for
     loan losses                                     2,112            1,961

NONINTEREST INCOME

  Service charges on deposit accounts                  269              144
  Commission income                                     84               64
  Gain on sale of securities                            15              --
  Gain on sale of mortgage loans                        71               11
  Other income                                          16               65
                                                 ---------         --------
    Total noninterest income                           455              284
                                                 ---------         --------

NONINTEREST EXPENSE

  Compensation and benefits                            795              789
  Occupancy and equipment                              214              206
  Other operating expenses                             444              521
                                                 ---------         --------
    Total noninterest expense                        1,453            1,516
                                                 ---------         --------
    Income before income taxes                       1,114              729
Income tax expense                                     397              254
                                                 ---------         --------
    Net Income                                         717              475

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX

  Unrealized gain (loss) on securities:
  Unrealized holding gains arising
    during the period                                  331               16
    Less: reclassification adjustment                  --               --
                                                 ---------         --------
      Other comprehensive income                       331               16
                                                 ---------         --------
      Comprehensive Income                       $   1,048         $    491
                                                 =========         ========
      Net income per common share, basic         $    0.29         $   0.19
                                                 =========         ========
      Net income per common share, diluted       $    0.29         $   0.19
                                                 =========         ========


See accompanying notes to consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                      FIRST CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES                           (In thousands)
  Net income                                                 $    717  $    475
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization of premiums and accretion of discounts           (17)        3
    Depreciation expense                                          110       129
    Deferred income taxes                                          (5)       30
    ESOP compensation expense                                      12        11
    Stock compensation expense                                     18        18
    Increase in cash value of life insurance                      (13)      (13)
    Provision for loan losses                                      36       --
    Net gain on sale of securities held to maturity               (15)      --
    Proceeds from sales of mortgage loans                       3,138       615
    Mortgage loans originated for sale                         (3,067)     (604)
    Net gain on sale of mortgage loans                            (71)      (11)
    Decrease in accrued interest receivable                       293       218
    Increase in accrued interest payable                           48       142
    Net change in other assets/liabilities                        166        32
                                                             ------------------
      Net Cash Provided By Operating Activities                 1,350     1,045
                                                             ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in interest bearing deposits with banks       (6,188)   (4,559)
    Decrease in federal funds sold                                --      4,000
    Purchase of securities available for sale                  (8,328)   (2,986)
    Proceeds from maturities of securities available
     for sale                                                   2,188     1,250
    Proceeds from maturities of securities held to maturity     4,151       235
    Proceeds from sale of securities held to maturity             356       --
    Principal collected on mortgage-backed securities             282       140
    Net increase in loans receivable                           (1,992)   (2,572)
    Purchase of Federal Home Loan Bank stock                     (100)      --
    Proceeds from sale of foreclosed real estate                  --          3
    Purchase of premises and equipment                            (96)     (170)
                                                             ------------------
      Net Cash Used By Investing Activities                    (9,727)   (4,659)
                                                             ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                    7,508     9,487
    Net increase in retail repurchase agreements                  115       --
    Net increase (decrease) in advances from
     Federal Home Loan Bank                                       320    (6,581)
    Exercise of stock options                                      32       --
    Purchase of treasury stock                                    (19)      --
    Dividends paid                                               (274)     (245)
                                                             ------------------
      Net Cash Provided By Financing Activities                 7,682     2,661
                                                             ------------------
Net Decrease in Cash and Due From Banks                          (695)     (953)
Cash and due from banks at beginning of period                  6,010     5,820
                                                             ------------------
Cash and Due From Banks at End of Period                     $  5,315  $  4,867
                                                             ==================


See accompanying notes to consolidated financial statements.

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Presentation of Interim Information

     First Capital, Inc. ("Company") is the holding company for First Harrison Bank ("Bank"). The information presented in this report relates primarily to the Bank's operations.

     In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements.

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiary, First Harrison Financial Services, Inc. (formerly HCB Insurance Agency, Inc.). All material intercompany balances and transactions have been eliminated in consolidation.



2.   Supplemental Disclosures of Cash Flow Information

                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                      2001        2000
                                                     ------      ------
                                                       (In thousands)
 Cash payments for:
  Interest                                          $2,482       $1,968
  Taxes                                                 79           66

 Noncash investing activity:
  Amortized cost of securities transferred from
   held to maturity to available for sale              182           -
  Proceeds from sales of foreclosed real estate
   financed through loans                               -           213

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2001 and 2000:


                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                             2001     2000
                                                            -----    -----
                                                            (In thousands)
Unrealized gains on securities:
 Unrealized holding gains
  arising during the period                                 $ 548    $  26
 Income tax expense                                          (217)     (10)
                                                            -----    -----
   Net of tax amount                                          331       16
                                                            -----    -----
 Less:  reclassification
  adjustment for (gains) losses included in net income          -        -
 Income tax (expense) benefit                                   -        -
                                                            -----    -----
   Other comprehensive income                               $ 331    $  16
                                                            =====    =====


4. Supplemental Disclosure for Earnings Per Share
   (Dollars in thousands, except per share data)

Basic:
         Earnings:
            Net income                                       $     717   $      475
                                                            ==========   ==========
         Shares:
            Weighted average common shares
                outstanding                                  2,461,747    2,450,198
                                                            ==========   ==========

             Net income per common share, basic              $    0.29   $     0.19
                                                            ==========   ==========

       Diluted:
         Earnings:
            Net income                                      $      717   $      475
                                                            ==========   ==========
         Shares:
            Weighted average common shares
                outstanding                                  2,461,747    2,450,198

            Add: Dilutive effect of outstanding options          9,452        9,132
            Add: Dilutive effect of restricted shares              616        1,400
                                                            ----------   ----------
            Weighted average common shares
                outstanding, as adjusted                     2,471,815    2,460,730
                                                            ==========   ==========

             Net income per common share, diluted           $     0.29   $     0.19
                                                            ==========   ==========

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)



5.   Sale of Held to Maturity Securities

     The Office of Thrift Supervision (OTS) requires all municipal securities held by member institutions to be rated or be issued by a municipality in which the institution has an office. Through the merger with HCB Bancorp, the Bank acquired some non-rated municipal securities issued by municipalities in which the Bank does not have an office. Following a recent examination, the OTS has required divestiture of these holdings within three years. Certain non-rated municipal securities are classified as held to maturity. As these securities are sold, gains or losses will be recognized at the time of the sale. During the first quarter of 2001, the Bank sold $356,000 of non-rated municipal securities classified as held to maturity with a net gain of $15,000 recognized in income. Also, at March 31, 2001, the Bank transferred to the available for sale category the remaining non-rated municipal securities previously classified as held to maturity which had an estimated fair value of $182,000. At March 31, 2001, the Bank holds non-rated municipal securities with a carrying value of $800,000 in the available for sale category which must be divested before December 31, 2004.

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

Financial Condition

     Total assets increased 3.7% from $248.6 million at December 31, 2000 to $257.8 million at March 31, 2001, primarily as a result of increases in interest bearing deposits with banks, investment securities and loans receivable, net, which were funded by growth in deposits.

     Loans receivable, net, were $179.3 million at December 31, 2000, compared to $181.3 million at March 31, 2001, a 1.1% increase. This increase is primarily the result of increases in residential mortgage loans and home equity lines of credit.

     Securities available for sale increased $6.4 million from $34.8 million at December 31, 2000 to $41.2 million at March 31, 2001 as a result of purchases of $8.3 million, offset by maturities of $2.2 million and principal repayments of $256,000 and transfers from the held to maturity category of $182,000 (see note
5).

     Investment securities held-to-maturity decreased from $11.2 million at December 31, 2000 to $6.7 million at March 31, 2001, as a result of maturities of $4.2 million, sales and transfers of $538,000 (see note 5) and principal repayments of $26,000.

     Cash and interest bearing deposits with banks increased from $11.5 million at December 31, 2000 to $17.0 million at March 31, 2001 as a result of excess liquidity funded by growth in deposits and the sale of residential mortgage loans into the secondary market.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES


     Total deposits increased from $185.4 million at December 31, 2000 to $192.9 million at March 31, 2001. The increase in deposits resulted primarily from growth in demand and savings deposit accounts, which management attributes to its promotional efforts to attract lower cost accounts. Time deposits also increased $3.4 million from $95.1 million at December 31, 2000 to $98.4 million at March 31, 2001.

     Total stockholders' equity increased from $31.1 million at December 31, 2000 to $31.9 million at March 31, 2001 primarily as a result of retained net income of $443,000 and net unrealized gains of $331,000 on securities available for sale.

Results of Operations

     Net Income. Net income was $717,000 ($.29 per share diluted) for the three months ended March 31, 2001 compared to $475,000 ($.19 per share diluted) for the three months ended March 31, 2000. Net income increased for 2001 compared to 2000 due to increases in net interest income and noninterest income and a decrease in noninterest expense.

     Net interest income for the three-month periods ended March 31, 2001 and 2000. Net interest income increased 9.5% from $2.0 million in 2000 to $2.1 million in 2001 primarily as a result of the increase in interest-earning assets funded by growth in deposits and additional borrowings from the Federal Home Loan Bank of Indianapolis.

     Total interest income increased $606,000, or 14.9%, to $4.7 million for the three months ended March 31, 2001 compared to $4.1 million in the prior year as a result of a higher balance of interest-earning assets and higher average yields. Interest on loans receivable increased $533,000 and interest on securities increased $83,000. The average balance of interest-earning assets was $239.1 million for the three-month period ended March 31, 2001 compared to $211.6 million for the same period in 2000. The average yield on interest-earning assets increased from 7.70% in 2000 to 7.83% in 2001 due to increasing balances in higher yielding loans such as commercial mortgage and installment loans.

     Total interest expense increased $419,000, or 19.8%, to $2.5 million for the three months ended March 31, 2001 compared to $2.1 million for the three months ended March 31, 2000 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank of Indianapolis. The average balance of interest bearing deposits and advances from the Federal Home Loan Bank were $171.7 million and $30.5 million, respectively, for the three month period ended March 31, 2001 compared to $167.0 million and $13.2 million, respectively, for the same period in 2000. The average cost of funds increased from 4.69% in 2000 to 5.00% in 2001 due to the increased use of higher cost borrowed funds and an increase in renewal rates on certificates of deposit during the last three quarters of 2000.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES


     Provision for loan losses. The provision for loan losses was $36,000 for the three-month period ended March 31, 2001. No provisions were made for the three-month period ended March 31, 2000 because the level of the allowance for loan losses was adequate based on management's analysis during the quarter due to a decline in nonperforming loans. During 2001, an increase in the level of nonperforming loans and growth in the loan portfolio increased the recorded provision based on the application of the allowance methodology. During the three month period ended March 31, 2001, the net loan portfolio growth was $2.0 million, consisting primarily of increases in residential mortgage loans and home equity lines of credit secured by mortgages. The consistent application of management's allowance methodology resulted in an increase in the level of the allowance for loan losses due primarily to higher levels of nonperforming loans.

     Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated inherent losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains its allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

     In determining the adequacy of the allowance for loan losses, the Bank reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of each loan. Specific allowances related to impaired and substandard loans are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. A general allowance is calculated by applying loss factors to performing loans that have been grouped into homogeneous pools for the purpose of the calculation. Loss factors are based on our historical loss experience and industry peer group data and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio. The allowance for loan losses was $1.2 million at March 31, 2001 and December 31, 2000. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2001, nonperforming loans amounted to $642,000. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $135,000, commercial loans amounting to $20,000 and consumer loans of $40,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Noninterest income. Noninterest income increased 60.2% to $455,000 for the three months ended March 31, 2001 compared to $284,000 for the three months ended March 31, 2000. The increase is attributable to an increase in service charges on deposit accounts of $125,000 resulting from both a growth in transaction accounts and an increase in fees charged, and an increase in gains on sale of mortgage loans of $60,000 resulting from the sale of over $3 million of residential mortgages into the secondary market during 2001.

     Noninterest expense. Noninterest expense decreased by $63,000 for the three-month period ended March 31, 2001 compared to the same period for the prior year. The decrease results primarily from lower data processing fees and merger related expenses, such as professional services, advertising and office supplies expense, incurred during the quarter ended March 31, 2000.

     Income tax expense. Income tax expense for the three-month period ended March 31, 2001 was $397,000, compared to $254,000 for the same period in 2000. The effective tax rate increased from 34.8% for 2000 to 35.6% for 2001 primarily due to a decrease in tax-exempt interest income from municipal securities.


Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2001, the Bank had cash and interest-bearing deposits with banks of $17.0 million and securities available-for-sale with a fair value of $41.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2001, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 11.8%, 11.8% and 20.1%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

                                    PART II
                               OTHER INFORMATION
                              FIRST CAPITAL, INC.


Item 1.  Legal Proceedings

         The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on its financial condition or operations.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on April 18, 2001. There were 2,541,104 shares entitled to vote at the time of the annual meeting. Holders of 2,086,943 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

               1.  The following individuals were elected as directors:

                                                 Vote        Vote     Term to
                             Name                For       Withheld   Expire
                             ----                ----      --------   -------

                      James S. Burden          2,005,603     81,340      2004

                      James E. Nett            2,012,122     74,821      2004

                      Mark D. Shireman         2,002,850     84,093      2004

                      Michael L. Shireman      2,007,300     79,643      2004

                      Samuel E. Uhl            2,009,326     77,617      2004


                    The terms of directors Earl H. Book, John W. Buschemeyer,
               William W. Harrod, Dennis L. Huber, James G. Pendleton, Kenneth
               R. Saulman, Gerald L. Uhl and Loren E. Voyles continued after the annual meeting. Marvin E. Kiesler retired from the Board of Directors, but will serve as Director Emeritus for one year. Mr. Kiesler's seat on the Board will not be filled at this time.

               2. The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2001 was ratified by stockholders by the following vote:

                   For 2,024,797; Against 60,571; Abstain 1,575


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                 FIRST CAPITAL, INC.
                                                 (Registrant)



Dated  May 14, 2001                              BY: /s/ William W. Harrod
-------------------                                  ------------------------
                                                     William W. Harrod
                                                     President and CEO


Dated  May 14, 2001                              BY: /s/ Michael C. Frederick
-------------------                                  ------------------------
                                                     Michael C. Frederick
                                                     Senior Vice President
                                                      and Treasurer