Form 10QSB
period 2001-06-30
FIRST CAPITAL INC
filed 2001-08-13
CIK 1070296

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

           (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ------------- to ----------------

                           Commission File No. 0-25023

                               First Capital, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

                  Indiana                             35-2056949
               ------------------              ------------------------
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)        Identification Number)

                  220 Federal Drive NW, Corydon, Indiana 47112
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 1-812-738-2198
                                                           --------------
                                 Not applicable
                                   ---------
               Former name, former address and former fiscal year,
                          if changed since last report

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,536,991 shares of common stock were outstanding as of July 30, 2001.

                               FIRST CAPITAL, INC.

                                      INDEX

Part I   Financial Information                                         Page
                                                                       ----

            Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 2001
                and December 31, 2000 (unaudited)                         3

             Consolidated Statements of Income for the three months
                and six months ended June 30, 2001 and 2000 (unaudited)   4

             Consolidated Statements of Cash Flows for the six months
                 ended June 30, 2001 and 2000 (unaudited)                 5

             Notes to consolidated financial statements (unaudited)     6-8

           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9-13


Part II  Other Information                                            14-15


Signatures                                                               16

                        PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    June 30,      December 31,
                                                      2001           2000
                                                    -------       ------------
                                                       (In thousands)
ASSETS
Cash and due from banks                           $  7,389        $   6,010
Interest bearing deposits with banks                 8,822            5,458
Securities available for sale, at fair value        45,168           34,779
Securities-held to maturity                          4,309           11,229
Loans receivables, net                             187,407          179,304
Federal Home Loan Bank stock, at cost                1,649            1,504
Foreclosed real estate                                 120              119
Premises and equipment                               6,110            6,228
Accrued interest receivable
   Loans                                             1,090            1,155
   Securities                                          745              790
Cash value of life insurance                         1,187            1,161
Other assets                                           717              845
                                                 ---------        ---------
   Total Assets                                  $ 264,713        $ 248,582
                                                 =========        =========

LIABILITIES
Deposits:
  Noninterest-bearing                            $  18,146       $   17,123
  Interest-bearing                                 179,000          168,245
                                                 ---------        ---------
    Total Deposits                                 197,146          185,368


Retail repurchase agreements                           198              --
Advances from Federal Home Loan Bank                32,710           30,074
Accrued interest payable                             1,434            1,306
Accrued expenses and other liabilities                 836              726
                                                 ---------      -----------
  Total Liabilities                                232,324          217,474
                                                 ---------      -----------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued              --               --
Common stock of $.01 par value per share
  Authorized 5,000,000 shares, issued
    2,542,733 shares (2,537,324 shares in
    2000)                                               25              25
Additonal paid-in capital                           12,847          12,812
Retained earnings-substantially restricted          20,143          19,222
Unearned ESOP shares                                  (502)           (523)
Unearned stock compensation                           (247)           (283)
Accumulated other comprehensive income-net
  unrealized gain (loss) on securities available
  for sale                                             154            (145)
Less treasury stock, at cost--2,742 shares             (31)             --
                                                 ----------      ----------
  Total Stockholders' Equity                        32,389          31,108
                                                 ----------      ----------
  Total Liabilities and Stockholders' Equity     $ 264,713       $ 248,582
                                                 ==========      ==========


See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)






                                                   Three Months Ended     Six Months Ended
                                                        June 30,               June 30,
                                                    ------------------    -----------------
                                                     2001        2000     2001       2000
                                                    ------       ----     -----      ----
                                                    (In thousands, except per share data)

INTEREST INCOME
 Loans receivable, including fees                    $ 3,828    $ 3,376    $ 7,600   $ 6,615
 Securities                                              744        739      1,488     1,400
 Federal funds sold                                     --         --         --          33
 Federal Home Loan Bank dividends                         31         25         62        52
 Interest bearing deposits with banks                     98         78        229       190
                                                     -------    -------    -------   -------
     Total interest income                             4,701      4,218      9,379     8,290
INTEREST EXPENSE
  Deposits                                             1,970      1,989      4,022     3,894
  Retail repurchase agreements                             2       --            2
  Advances from Federal Home Loan Bank                   490        227        968       433
                                                     -------    -------    -------   -------
     Total interest expense                            2,462      2,216      4,992     4,327
     Net interest income                               2,239      2,002      4,387     3,963
  Provision for loan losses                             --         --           36      --
                                                     -------    -------    -------   -------
     Net interest income after provision for
       loan losses                                     2,239      2,002      4,351     3,963
NON-INTEREST INCOME
  Service charges on deposit accounts                    310        158        579       302
  Commission income                                       58         58        142       122
  Gain on sale of securities                            --         --           15      --
  Gain on sale of mortgage loans                          55       --          126        11
  Other income                                            12         73         28       138
                                                     -------    -------    -------   -------
      Total non-interest income                          435        289        890       573
                                                     -------    -------    -------   -------
NON-INTEREST EXPENSE
  Compensation and benefits                              802        733      1,597     1,522
  Occupancy and equipment                                225        218        439       424
  Other operating expenses                               435        418        879       939
                                                     -------    -------    -------   -------
      Total non-interest expense                       1,462      1,369      2,915     2,885
                                                     -------    -------    -------   -------
      Income before income taxes                       1,212        922      2,326     1,651
  Income tax expense                                     435        333        832       587
                                                     -------    -------    -------   -------
      Net Income                                     $   777    $   589    $ 1,494   $ 1,064
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising during
    the period                                           (32)       (55)       299       (39)
      Less: reclassification adjustment                 --         --         --        --
                                                     -------    -------    -------   -------
         Other comprehensive income (loss)               (32)       (55)       299       (39)
                                                     -------    -------    -------   -------
         Comprehensive Income                        $   745    $   534    $ 1,793   $ 1,025
                                                     =======    =======    =======   =======
         Net income per common share, basic          $  0.32    $  0.24    $  0.61   $  0.43
                                                     =======    =======    =======   =======
         Net income per common share, diluted        $  0.31    $  0.24    $  0.60   $  0.43
                                                     =======    =======    =======   =======

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                    Six Months Ended June 30,
                                                                    --------------------------
                                                                        2001          2000
                                                                       ------        ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 1,494     $ 1,064
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of premiums and accretion of discounts                    (1)         (1)
      Depreciation expense                                                  225         243
      Deferred income taxes                                                  (2)        (44)
      ESOP compensation expense                                              23          22
      Stock compensation expense                                             35          35
      Increase in cash value of life insurance                              (26)        (25)
      Provision for loan losses                                              36        --
      Net gain on sale of securities held to maturity                       (15)       --
      Proceeds from sales of mortgage loans                               5,453         615
      Mortgage loans originated for sale                                 (5,327)       (604)
      Net gain on sale of mortgage loans                                   (126)        (11)
      (Increase) decrease in accrued interest receivable                    110        (155)
      Increase in accrued interest payable                                  128         156
      Net change in other assets/liabilities                                 45         (77)
                                                                       --------    --------
         Net Cash Provided By Operating Activities                        2,052       1,218
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net (increase) decrease in interest bearing deposits with banks    (3,364)         86
      Decrease in federal funds sold                                       --         4,000
      Purchase of securities available for sale                         (17,857)     (6,921)
      Proceeds from maturities of securities available for sale           7,438       1,500
      Proceeds from maturities of securities held to maturity             6,351         370
      Proceeds from sale of maturities held to maturity                     356        --
      Principal collected on mortgage-backed securities                     754         300
      Net increase in loans receivable                                   (8,139)    (12,282)
      Purchase of Federal Home Loan Bank stock                             (145)       --
      Proceeds from sale of foreclosed real estate                         --             4
      Purchase of premises and equipment                                   (108)       (172)
                                                                       --------    --------
          Net Cash Used By Investing Activities                         (14,714)    (13,115)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                            11,778      10,211
     Net increase in advances from Federal Home Loan Bank                 2,636       3,419
     Net increase in retail repurchase agreements                           198        --
     Exercise of stock options                                               32        --
     Purchase of treasury stock                                             (31)       --
     Dividends paid                                                        (572)       (496)
                                                                       --------    --------
         Net Cash Provided By Financing  Activities                      14,041      13,134
                                                                       --------    --------
Net Increase in Cash and Due From Banks                                   1,379       1,237
Cash and due from banks at beginning of period                            6,010       5,820
                                                                       --------    --------
Cash and Due From Banks at End of Period                               $  7,389    $  7,057
                                                                       ========    ========

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by the instructions to Form 10-QSB, and do not contain certain information included in the Company's annual audited consolidated financial statements.

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiary, First Harrison Financial Services, Inc. (formerly HCB Insurance Agency, Inc.). All material intercompany balances and transactions have been eliminated in consolidation.

2. Supplemental Disclosures of Cash Flow Information


                                              Six Months Ended June 30,
                                         --------------------------------

                                           2001                  2000
                                         ---------              -------
                                                  (In thousands)

Cash payments for:
  Interest                                $ 4,865             $ 4,171
  Taxes                                       774                 585

Noncash investing activity:
  Amortized cost of securities
   transferred from held to
   maturity to available for sale             182                 --
  Proceeds from sales of foreclosed
   real estate financed through loans         --                  296

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINED
                                   (Unaudited)

3. Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2001 and 2000:

                                            Three Months         Six Months
                                               Ended               Ended
                                              June 30,            June 30,
                                          ----------------  -------------------
                                          2001      2000      2001      2000
                                          -----    -------  --------  ---------
                                                   (In thousands)
Unrealized gains (losses) on securities:
    Unrealized holding gains
      (losses) arising during the period   $ (53)   $ (91)   $ 495    $ (65)
    Income tax expense (benefit)              21       36     (196)      26
                                           -----    -----    -----    -----

       Net of tax amount                     (32)     (55)     299      (39)
                                           -----    -----    -----    -----
    Less:  reclassification
      adjustment for (gains)
      losses included in net income         --       --       --       --
      Income tax expense (benefit)          --       --       --       --
                                           -----    -----    -----    -----

    Other comprehensive income (loss)      $ (32)   $ (55)   $ 299    $ (39)
                                           =====    =====    =====    =====

4. Supplemental Disclosure for Earnings Per Share

                                                                              Three months ended            Six months ended
                                                                                   June 30,                      June 30,
                                                                       ------------------------------    ----------------------
                                                                              2001            2000          2001        2000
                                                                       -----------------   ----------    ----------  ----------
                                                                              (Dollars in thousands, except per share data)
Basic:
      Net income                                                       $             777   $      589   $    1,494   $    1,064
                                                                       =================   ==========   ==========   ==========
 Shares:
     Weighted average common shares outstanding                                2,465,335    2,450,198    2,463,546    2,450,198
                                                                       =================   ==========   ==========   ==========

     Net income per common share, basic                                $            0.32   $     0.24   $     0.61   $     0.43
                                                                       =================   ==========   ==========   ==========
Diluted:

  Net income                                                           $             777   $      589   $    1,494   $    1,064
                                                                       =================   ==========   ==========   ==========
  Shares:
    Weighted average common shares outstanding                                 2,465,335    2,450,198    2,463,546    2,450,198
     Add:  Dilutive effect of outstanding options                                  6,062        8,259        7,466        8,729
     Add:  Dilutive effect of restricted share
           awards                                                                    616        1,719          650        3,124
                                                                       -----------------   ----------   ----------   ----------
     Weighted average common shares
        outstanding, as adjusted                                               2,472,013    2,460,176    2,471,662    2,462,051
                                                                       =================   ==========   ==========   ==========

Net income per common share, diluted                                   $            0.31   $     0.24   $     0.60   $     0.43
                                                                       =================   ==========   ==========   ==========

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5. Sale of Held to Maturity Securities

The Office of Thrift Supervision (OTS) requires all municipal securities held by member institutions to be rated or be issued by a municipality in which the institution has an office. Through the merger with HCB Bancorp, the Bank acquired some non-rated municipal securities issued by municipalities in which the Bank does not have an office. Following a recent examination, the OTS has required divestiture of these holdings within three years. Certain non-rated municipal securities were classified as held to maturity. As these securities are sold, gains or losses will be recognized at the time of the sale. During the first quarter of 2001, the Bank sold $356,000 of non-rated municipal securities classified as held to maturity with a net gain of $15,000 recognized in income. Also, at March 31, 2001, the Bank transferred to the available for sale category the remaining non-rated municipal securities previously classified as held to maturity which had an estimated fair value of $182,000. The Bank did not sell any securities during the second quarter of 2001. At June 30, 2001, the Bank holds non-rated municipal securities with a carrying value of $800,000 in the available for sale category which must be divested before December 31, 2004.

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

Financial Condition

     Total assets increased 6.5% from $248.6 million at December 31, 2000 to $264.7 million at June 30, 2001, primarily as a result of increases in loans receivable, net, investment securities and interest bearing deposits with banks, which were primarily funded by growth in deposits.

     Net loans receivable were $179.3 million at December 31, 2000, compared to $187.4 million at June 30, 2001, a 4.5% increase. This increase is primarily the result of increases in residential mortgage loans and home equity lines of credit.

     Securities available for sale increased $10.4 million from $34.8 million at December 31, 2000 to $45.2 million at June 30, 2001 as a result of purchases of $17.9 million and transfers from the held to maturity category of $182,000 (see note 5), offset by maturities of $7.4 million and principal repayments of $709,000.

     Investment securities held-to-maturity decreased from $11.2 million at December 31, 2000 to $4.3 million at June 30, 2001, as a result of maturities of $6.4 million, sales and transfers of $523,000 (see note 5) and principal repayments of $45,000.

     Cash and interest bearing deposits with banks increased from $11.5 million at December 31, 2000 to $16.2 million at June 30, 2001 as a result of excess liquidity funded by growth in deposits and the sale of residential mortgage loans into the secondary market.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Total deposits increased from $185.4 million at December 31, 2000 to $197.1 million at June 30, 2001, an increase of 6.4%. Time deposits grew by $6.2 million while checking and savings accounts grew by $5.6 million during that period.

     Advances from the Federal Home Loan Bank increased from $30.1 million at December 31, 2000 to $32.7 million at June 30, 2001, an increase of 8.8%. This increase was used primarily to fund growth in the loan portfolio.

     Total stockholders' equity increased from $31.1 million at December 31, 2000 to $32.4 million at June 30, 2001 primarily as a result of retained net income of $921,000 and net unrealized gains of $299,000 on securities available for sale.

Results of Operations

     Net income for the six month periods ended June 30, 2001 and 2000. Net income was $1.5 million ($.60 per share diluted) for the six months ended June 30, 2001 compared to $1.1 million ($.43 per share diluted) for the six months ended June 30, 2000. Net income increased for 2001 compared to 2000 due to increases in net interest income and noninterest income.

     Net income for the three month periods ended June 30, 2001 and 2000. Net income was $777,000 ($.31 per share diluted) for the three months ended June 30, 2001 compared to $589,000 ($.24 per share diluted) for the three months ended June 30, 2000. Net income increased for 2001 compared to 2000 due to increases in net interest income and noninterest income offset by an increase in noninterest expense.

     Net interest income for the six month periods ended June 30, 2001 and 2000. Net interest income increased 10.7% from $4.0 million in 2000 to $4.4 million in 2001 primarily as a result of the increase in interest-earning assets funded by growth in deposits and additional borrowings from the Federal Home Loan Bank of Indianapolis.

     Total interest income increased $1.1 million, or 13.1%, to $9.4 million for the six months ended June 30, 2001 compared to $8.3 million in the prior year as a result of a higher balance of interest-earning assets and a higher average yield. Interest on loans receivable increased $985,000 and interest on securities increased $88,000. The average balance of interest-earning assets was $242.0 million for the six-month period ended June 30, 2001 compared to $214.9 million for the same period in 2000. The average yield on interest-earning assets increased from 7.72% in 2000 to 7.75% in 2001 due to the growth in total loans from 75% of the average earning assets to 76% and an increase in the average yield on loans from 8.22% to 8.29% during the same period.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Total interest expense increased $665,000, or 15.4%, to $5.0 million for the six months ended June 30, 2001 compared to $4.3 million for the six months ended June 30, 2000 as a result of the growth in deposits and an increase in average borrowings from the Federal Home Loan Bank of Indianapolis to fund loan growth. The average balances of interest bearing deposits and advances from the Federal Home Loan Bank were $173.0 million and $31.0 million, respectively, for the six month period ended June 30, 2001 compared to $168.6 million and $13.8 million, respectively, for the same period in 2000. The average cost of funds increased from 4.74% in 2000 to 4.89% in 2001 due to the increased use of higher cost borrowed funds.

     Net interest income for the three month periods ended June 30, 2001 and 2000. Net interest income increased from $2.0 million in 2000 to $2.2 million in 2001 due primarily to an increase in interest-earning assets offset by increases in deposits and advances from the Federal Home Loan Bank.

     Total interest income increased $483,000, or 11.5%, to $4.7 million for the three months ended June 30, 2001 compared to $4.2 million for the same period in 2000 primarily as a result of a higher average balance of net loans receivable. The average balance of net loans receivable was $185.2 million for the three month period ended June 30, 2001 compared to $164.0 million for that same period in 2000.

     Total interest expense increased $246,000, or 11.1%, to $2.5 million for the three months ended June 30, 2001 compared to $2.2 million for the three months ended June 30, 2000 due to higher average balances of interest-bearing deposits and advances from the Federal Home Loan Bank. The average balances of interest-bearing deposits and advances from the Federal Home Loan Bank were $174.3 million and $31.5 million, respectively, for the three month period ended June 30, 2001 compared to $170.2 million and $14.5 million, respectively, for the same period in 2000.

     Provision for loan losses. The provision for loan losses was $36,000 for the six month period ended June 30, 2001. No provisions were made for the six month period ended June 30, 2000 because the level of the allowance for loan losses was adequate based on management's analysis during the period. During 2001, an increase in the level of nonperforming loans as compared to the same period in 2000 and growth in the loan portfolio indicated an increase in the recorded provision based on the application of the allowance methodology. During the six month period ended June 30, 2001, the net loan portfolio growth was $8.1 million, consisting primarily of increases in residential mortgage loans and home equity lines of credit secured by mortgages. The consistent application of management's allowance methodology resulted in an increase in the level of the allowance for loan losses due primarily to higher levels of nonperforming loans as compared to the prior year.

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

         In determining the adequacy of the allowance for loan losses, the Bank reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of each loan. Specific allowances related to impaired and substandard loans are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. A general allowance is calculated by applying loss factors to performing loans that have been grouped into homogeneous pools for the purpose of the calculation. Loss factors are based on our historical loss experience and industry peer group data and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio. The allowance for loan losses was $1.2 million at June 30, 2001 and December 31, 2000. Management has deemed these amounts as adequate on those dates based on its risk analysis. At June 30, 2001, nonperforming loans amounted to $669,000 compared to $691,000 at December 31, 2000. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $293,000, commercial loans amounting to $45,000 and consumer loans of $72,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

         Noninterest income for the six month periods ended June 30, 2001 and 2000. Noninterest income increased 55.3% to $890,000 for the six months ended June 30, 2001 compared to $573,000 for the six months ended June 30, 2000. The increase is attributable to an increase in service charges on deposit accounts of $277,000 resulting from both a growth in transaction accounts and an increase in fees charged, and an increase in gain on sale of mortgage loans of $115,000 resulting from the sale of over $5 million of residential mortgages into the secondary market during 2001.

         Noninterest income for the three month periods ended June 30, 2001 and 2000. Noninterest income increased 50.5% to $435,000 for the three month period ending June 30, 2001 compared to $289,000 during the same period in 2000. Service charges on deposit accounts increased $152,000 and gain on the sale of mortgage loans increased $55,000 from 2000 to 2001.

                                 PART I - ITEM 2
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Noninterest expense for the six month periods ended June 30, 2001 and 2000. Noninterest expense increased 1%, or $30,000, for the six month period ended June 30, 2001 compared to the same period for the prior year due to an increase in compensation and benefits offset by a decrease in other operating expenses. Compensation and benefits increased by $75,000 due primarily to normal salary increases while other operating expenses fell $60,000 due to decreases in data processing costs, merger-related expenses and advertising expenses.

     Noninterest expense for the three month periods ended June 30, 2001 and 2000. Noninterest expense increased 6.8% to $1.5 million for the three month period ended June 30, 2001 compared to $1.4 million for the same period in 2000. Compensation and benefits increased $69,000 compared to the same quarter last year. This increase was due to an increase in staff as well as normal salary adjustments.

     Income tax expense. Income tax expense for the six month period ended June 30, 2001 was $832,000, compared to $587,000 for the same period in 2000. The effective tax rate increased from 35.6% for 2000 to 35.8% for 2001 primarily due to a decrease in tax-exempt interest income from municipal securities. Income tax expense for the three month period ended June 30, 2001 was $435,000, compared to $333,000 for the same quarter in 2000. The effective tax rate for the three month period in 2001 was 35.9% compared to 36.1% for 2000.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2001, the Bank had cash and interest-bearing deposits with banks of $16.2 million and securities available-for-sale with a fair value of $45.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 2001, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 11.8%, 11.8% and 20.2%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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

Item 4.  Submission  of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on April 18, 2001. There were 2,541,104 shares entitled to vote at the time of the annual meeting. Holders of 2,086,943 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

         1.  The following individuals were elected as directors:

                                    Vote       Vote          Term to
                     Name            For     Withheld        Expire
                    --------       -----    -----------   -------------

         James S. Burden        2,005,603        81,340       2004

         James E. Nett          2,012,122        74,821       2004

         Mark D. Shireman       2,002,850        84,093       2004

         Michael L. Shireman    2,007,300        79,643       2004

         Samuel E. Uhl          2,009,326        77,617       2004


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

(a)      Exhibits
      ------------


          3.1     Articles of Incorporation of First Capital, Inc. (1)
          3.2     Amended  Bylaws of First Capital, Inc. (2)

        -----------------
        (1) Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.

        (2)    Incorporated by reference to the
               Annual Report on Form 10-KSB for the year ended December 31,
               1999.

(b)     Reports on Form 8-K
      -----------------------


        No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            FIRST CAPITAL, INC.
                                            (Registrant)



  Dated  August 13, 2001                         BY:   /s/William W. Harrod
  ----------------------------------             -------------------------------
                                                          William W. Harrod
                                                          President and CEO

  Dated  August 13, 2001                         BY:   /s/ Michael C. Frederick
  ----------------------------------             -------------------------------
                                                       Michael C. Frederick
                                                       Senior Vice President
                                                         and Treasurer