Form 10QSB
period 2001-09-30
FIRST CAPITAL INC
filed 2001-11-14
CIK 1070296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

                                  (Mark One)
                                  ----------
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2001
                                              ------------------

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________  to  ___________________

                          Commission File No. 0-25023
                                              -------

                              First Capital, Inc.
                              -------------------
             (Exact name of registrant as specified in its charter)

                 Indiana                               35-2056949
     --------------------------------            ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)


                  220 Federal Drive NW, Corydon, Indiana  47112
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

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,535,587 shares of common stock were outstanding as of October 31, 2001.

                              FIRST CAPITAL, INC.


                                     INDEX

Part I                        Financial Information                      Page
                                                                         ----

          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000 (unaudited)                                 3

          Consolidated Statements of Income for the three months
          and nine months ended September 30, 2001 and 2000 (unaudited)     4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 (unaudited)                     5

          Notes to consolidated financial statements (unaudited)          6-8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9-14

Part II   Other Information                                                15


Signatures                                                                 16

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 September 30,       December 31,
                                                                     2001                2000
                                                                 -------------       ------------
                                                                           (In thousands)
ASSETS
Cash and due from banks                                           $   5,996            $   6,010
Interest bearing deposits with banks                                  6,487                5,458
Securities available for sale, at fair value                         53,049               34,779
Securities-held to maturity                                           2,431               11,229
Loans receivable, net                                                19,835              179,304
Federal Home Loan Bank stock, at cost                                 1,979                1,504
Foreclosed real estate                                                  120                  119
Premises and equipment                                                6,028                6,228
Accrued interest receivable:
 Loans                                                                1,201                1,155
 Securities                                                             643                  790
Cash value of life insurance                                          1,200                1,161
Other assets                                                            491                  845
                                                          ---------------------------------------
    Total Assets                                                  $ 275,460            $ 248,582
                                                          =======================================

LIABILITIES
Deposits:
 Noninterest-bearing                                              $  18,660            $  17,123
 Interest-bearning                                                  181,232              168,245
                                                          ---------------------------------------
    Total Deposits                                                  199,892              185,368

Retail repurchase agreements                                             93                    -
Advances from Federal Home Loan Bank                                 39,575               30,074
Accrued interest payable                                              1,389                1,306
Accrued expenses and other liabilities                                1,178                  726
                                                          ---------------------------------------
    Total Liabiliites                                               242,127              217,474
                                                          ---------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued                                -                    -
Common stock of $.01 par value per share
  Authorized 5,000,000 shares; issued 2,542,733 shares
  (2,537,324 shares in 2000)                                             25                   25
Additional paid-in capital                                           12,852               12,812
Retained earnings-substantially restricted                           20,621               19,222
Unearned ESOP shares                                                   (492)                (523)
Unearned stock compensation                                            (230)                (283)
Accumulated other comprehensive income-net
  unrealized gain (loss) on securities available for sale               638                 (145)
Less treasury stock, at cost-6,681 shares                               (81)                   -
                                                          ---------------------------------------
    Total Stockholders' Equity                                       33,333               31,108
                                                          ---------------------------------------
    Total Liabilities and Stockholders' Equity                    $ 275,460            $ 248,582
                                                          =======================================



See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                       FIRST CAPITAL, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)





                                                                     Three Months Ended        Nine Months Ended

                                                                        September 30,             September 30,

                                                                        -------------             -------------

                                                                     2001          2000        2001          2000

                                                                     ----          ----        ----          ----

                                                                         (In thousands, except per share data)


INTEREST INCOME

  Loans receivable, including fees                                $ 3,926       $ 3,629     $11,526       $10,244

  Securities                                                          754           749       2,242         2,149

  Federal funds sold                                                    -             -           -            33

  Federal Home Loan Bank dividends                                     33            27          95            79

  Interest bearing deposits with banks                                 98            92         327           282

                                                                  ---------------------     ---------------------

       Total interest income                                        4,811         4,497      14,190        12,787

INTEREST EXPENSE

  Deposits                                                          1,952         2,074       5,974         5,968

  Retail repurchase agreements                                          1             -           3             -

  Advances from Federal Home Loan Bank                                563           375       1,531           808

                                                                  ---------------------     ---------------------

       Total interest expense                                       2,516         2,449       7,508         6,776

       Net interest income                                          2,295         2,048       6,682         6,011

  Provision for loan losses                                             -            24          36            24

                                                                  ---------------------     ---------------------

       Net interest income after provision for

         loan losses                                                2,295         2,024       6,646         5,987

NON-INTEREST INCOME

  Service charges on deposit accounts                                 309           167         888           469

  Commission income                                                    49            45         191           167

  Gain on sale of securities                                            -             -          15             -

  Gain on sale of mortgage loans                                        8            45         134            56

  Other income                                                         15            69          43           207

                                                                  ---------------------     ---------------------

        Total non-interest income                                     381           326       1,271           899

                                                                  ---------------------     ---------------------

NON-INTEREST EXPENSE

  Compensation and benefits                                           798           761       2,395         2,283

  Occupancy and equipment                                             228           218         667           642

  Other operating expenses                                            452           389       1,331         1,328

                                                                  ---------------------     ---------------------

       Total non-interest expense                                   1,478         1,368       4,393         4,253

                                                                  ---------------------     ---------------------

       Income before income taxes                                   1,198           982       3,524         2,633

  Income tax expense                                                  423           350       1,255           937

                                                                  ---------------------     ---------------------

       Net Income                                                     775           632       2,269         1,696

OTHER COMPREHENSIVE INCOME, NET OF TAX

  Unrealized gain on securities:

  Unrealized holding gains arising during the period                  484           227         784           187

     Less:  reclassification adjustment                                 -             -           -             -

                                                                  ---------------------     ---------------------

       Other comprehensive income                                     484           227         784           187

                                                                  ---------------------     ---------------------

       Comprehensive Income                                       $ 1,259       $   859     $ 3,053       $ 1,883

                                                                  =====================     =====================

       Net income per common share, basic                         $  0.31       $  0.26     $  0.92       $  0.69

                                                                  =====================     =====================

       Net income per common share, diluted                       $  0.31       $  0.26     $  0.92       $  0.69

                                                                  =====================     =====================




See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                       FIRST CAPITAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                            Nine Months Ended

                                                                               September 30,

                                                                            2001           2000

                                                                            ----           ----

                                                                               (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                              $ 2,269         $ 1,696
  Adjustments to reconcile net income to net

     cash provided by operating activities:

        Amortization of premiums and accretion of discounts                    16              (4)

        Depreciation expense                                                  342             360

        Deferred income taxes                                                 (25)            (53)

        ESOP compensation expense                                              42              33

        Stock compensation expense                                             53              53

        Increase in cash value of life insurance                              (39)            (38)

        Provision for loan losses                                              36              24

        Net gain on sale of securities held to maturity                       (15)              -

        Proceeds from sales of mortgage loans                               6,033           2,657

        Mortgage loans originated for sale                                 (5,899)         (2,601)

        Net gain on sale of mortgage loans                                   (134)            (56)

        (Increase) decrease in accrued interest receivable                    101             (23)

        Increase in accrued interest payable                                   83             319

        Net change in other assets/liabilities                                317             146

                                                                          -----------------------

          Net Cash Provided By Operating Activities                         3,180           2,513

                                                                          -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES

        Net increase in interest bearing deposits with banks               (1,029)         (1,088)

        Decrease in federal funds sold                                          -           4,000

        Purchase of securities available for sale                         (33,482)         (6,939)

        Proceeds from maturities of securities available for sale          15,588           1,500

        Proceeds from maturities of securities held to maturity             8,189             947

        Purchase from sale of maturities held to maturity                     356               -

        Principal collected on mortgage-backed securities                   1,173             487

        Net increase in loans receivable                                  (16,568)        (17,042)

        Purchase of Federal Home Loan Bank stock                             (475)           (102)

        Proceeds from sale of foreclosed real estate                            -               4

        Purchase of premises and equipment                                   (142)           (211)

                                                                          -----------------------

          Net Cash Used By Investing Activities                           (26,390)        (18,444)

                                                                          -----------------------


CASH FLOWS FROM FINANCING ACTIVITIES

        Net increase in deposits                                           14,524           7,397

        Net increase in advances from Federal Home Loan Bank                9,501           9,324

        Net increase in retail repurchase agreements                           93               -

        Exercise of stock options                                              29               -

        Purchase of treasury stock                                            (81)              -

        Dividends paid                                                       (870)           (744)

                                                                          -----------------------

          Net Cash Provided By Financing Activities                        23,196          15,977

                                                                          -----------------------

Net Increase (Decrease) in Cash and Due From Banks                            (14)             46

Cash and due from banks at beginning of period                              6,010           5,820

                                                                          -----------------------

Cash and Due From Banks at End of Period                                  $ 5,996         $ 5,866

                                                                          =======================




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

     In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.   Supplemental Disclosures of Cash Flow Information



                                                               Nine Months Ended
                                                                 September 30,
                                                               ------------------
                                                             2001            2000
                                                            ------         -------
                                                                 (In thousands)

 Cash payments for:
  Interest                                                     $ 7,425       $ 6,456
  Taxes                                                          1,206           865

 Noncash investing activity:
  Amortized cost of securities transferred from held to
    maturity to available for sale                                 182             -
  Proceeds from sales of foreclosed real estate
   financed through loans                                            -           296

                     FIRST CAPITAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2001 and 2000:


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                    ---------------------------  -------------------------
                                                           2001       2000          2001          2000
                                                          -----      -----         ------         -----
       Unrealized gains on securities:                                  (In thousands)
           Unrealized holding gain
               arising during the period                  $ 802      $ 375         $1,297         $ 310
           Income tax expense                              (318)      (148)          (514)         (123)
                                                          -----      -----         ------         -----
               Net of tax amount                            484        227            783           187
                                                          -----      -----         ------         -----
           Less:  reclassification
             adjustment for (gains)
             losses included in net income                    -          -              -             -
             Income tax expense (benefit)                     -          -              -             -
                                                          -----      -----         ------         -----
        Other comprehensive income                        $ 484      $ 227         $  783         $ 187
                                                          =====      =====         ======         =====


4. Supplemental Disclosure for Earnings Per Share



                                                                  Three months ended                   Nine months ended
                                                                     September 30,                       September 30,
                                                                  2001          2000                   2001         2000
                                                               ---------     ---------               --------     -------
                                                                          (Dollars in thousands, except per share data)
Basic:
     Net income                                              $      775     $      632           $    2,269     $    1,696
                                                             =============================================================
 Shares:
     Weighted average common shares outstanding               2,462,891      2,450,198            2,463,318      2,450,198
                                                             =============================================================
     Net income per common share, basic                      $     0.31     $     0.26           $     0.92     $     0.69
                                                             =============================================================
Diluted:
  Net income                                                 $      775     $      632           $    2,269     $    1,696
                                                             =============================================================
  Shares:
    Weighted average common shares outstanding                2,462,891      2,450,198            2,463,318      2,450,198
     Add:  Dilutive effect of outstanding options                19,162          8,580               12,447          8,588
     Add:  Dilutive effect of restricted share awards             3,921          4,956                1,979          4,695
                                                             -------------------------------------------------------------
     Weighted average common shares outstanding,
       as adjusted                                            2,485,974      2,463,734            2,477,744      2,463,481
                                                             =============================================================
Net income per common share, diluted                         $     0.31     $     0.26            $    0.92     $     0.69
                                                             -------------------------------------------------------------

                     FIRST CAPITAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)



5.  Sale of Held to Maturity Securities

The Office of Thrift Supervision (OTS) requires all municipal securities held by member institutions to be rated or be issued by a municipality in which the institution has an office. Through the merger with HCB Bancorp, the Bank acquired some non-rated municipal securities issued by municipalities in which the Bank does not have an office. Following a recent examination, the OTS has required divestiture of these holdings within three years. Certain non-rated municipal securities were classified as held to maturity. As these securities are sold, gains or losses will be recognized at the time of the sale. During the first quarter of 2001, the Bank sold $356,000 of non-rated municipal securities classified as held to maturity with a net gain of $15,000 recognized in income. Also, at March 31, 2001, the Bank transferred to the available for sale category the remaining non-rated municipal securities previously classified as held to maturity which had an estimated fair value of $182,000. The Bank did not sell any securities during the second or third quarters of 2001. At September 30, 2001, the Bank holds non-rated municipal securities with a carrying value of $808,000 in the available for sale category which must be divested before December 31, 2004.

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

Financial Condition

     Total assets increased 10.8% from $248.6 million at December 31, 2000 to $275.5 million at September 30, 2001. Net loans receivable and investment securities provided the majority of this growth. The funding was provided by increases in deposits and borrowings from the Federal Home Loan Bank of Indianapolis.

     Net loans receivable grew from $179.3 million at December 31, 2000 to $195.8 million at September 30, 2001, a 9.2% increase. Residential mortgage loans and home equity lines of credit were the primary contributors to loan growth.

     Securities available for sale increased $18.3 million from $34.8 million at
December 31, 2000 to $53.0 million at September 30, 2001.   This growth was a
result of purchases of $33.5 million and transfers from the held to maturity category of $182,000 (see note 5), offset by maturities of $15.6 million and principal repayments of $1.1 million.

     The investment in securities held-to-maturity decreased $8.8 million during the nine months ended September 30, 2001 as a result of maturities of $8.2 million, sales and transfers of $523,000 (see note 5) and principal repayments of $86,000.

     Total deposits increased from $185.4 million at December 31, 2000 to $199.9 million at September 30, 2001, an increase of 7.8%. Time deposits grew by $8.3 million while checking and savings accounts grew by $6.2 million during the period.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES


     Federal Home Loan Bank borrowings increased $9.5 million from $30.1 million at December 31, 2000 to $39.6 million at September 30, 2001. This increase was used primarily to fund growth in the loan portfolio.

     Total stockholders' equity increased from $31.1 million at December 31, 2000 to $33.3 million at September 30, 2001 primarily as a result of retained net income of $1.4 million and net unrealized gains of $783,000 on securities available for sale, offset by the purchase of $81,000 in treasury stock.

Results of Operations

     Net income for the nine month periods ended September 30, 2001 and 2000. Net income was $2.3 million ($.92 per share diluted) for the nine months ended September 30, 2001 compared to $1.7 million ($.69 per share diluted) for the same period in 2000. Net interest income, noninterest income and noninterest expense all increased in 2001 compared to 2000.

     Net income for the three month periods ended September 30, 2001 and 2000. Net income was $775,000 ($.31 per share diluted) for the three months ended September 30, 2001 compared to $632,000 ($.26 per share diluted) for the three months ended September 30, 2000. Net income increased for 2001 compared to 2000 due to increases in net interest income and noninterest income offset by an increase in noninterest expense.

     Net interest income for the nine month periods ended Setember 30, 2001 and 2000. Net interest income increased 11.2% from $6.0 million in 2000 to $6.7 million in 2001 primarily as a result of an increase in interest-earning assets funded by growth in deposits and additional borrowings from the Federal Home Loan Bank of Indianapolis and a decrease in the average cost of funds.

     Total interest income increased $1.4 million, or 11.0%, to $14.2 million for the nine months ended September 30, 2001 compared to $12.8 million in the prior year as a result of a higher balance of interest-earning assets offset by a lower average yield. Interest on loans receivable increased $1.3 million and interest on securities increased $93,000. The average balance of interest-earning assets was $246.8 million for the nine month period ended September 30, 2001 compared to $218.9 million for the same period in 2000. The average yield on interest-earning assets decreased from 7.79% in 2000 to 7.66% in 2001 due to the lower interest environment as the Federal Reserve has cut interest rates by 4.50% since January 1, 2001. However, due to the effects of delay in repricing of interest-bearing assets as compared to interest-bearing deposits, the interest rate spread only decreased from 2.93% at September 30, 2000 to 2.85% at September 30, 2001.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                     FIRST CAPITAL, INC. AND SUBSIDIARIES


     Total interest expense increased $732,000, or 10.8%, to $7.5 million for the nine months ended September 30, 2001 compared to $6.8 million for the nine months ended September 30, 2000 primarily as a result of an increase in average borrowings from the Federal Home Loan Bank of Indianapolis to fund loan growth. The average balance in FHLB borrowings increased from $16.7 million for the nine month period ended September 30, 2000 to $32.8 million for the same period in 2001. The average cost of these borrowed funds decreased from 6.43% to 6.23% over the same period. Interest on deposit accounts was virtually unchanged from 2000 to 2001 as a reduction in the average cost of deposits from 4.71% to 4.54% was offset by the $6.3 million increase in the average balance of interest-bearing deposit accounts. The overall average cost of funds decreased from 4.86% in 2000 to 4.81% in 2001 due to the lower interest rate environment.

     Net interest income for the three month periods ended September 30, 2001 and 2000. Net interest income increased from $2.0 million in 2000 to $2.3 million in 2001 due primarily to an increase in interest-earning assets offset by increases in deposits and advances from the Federal Home Loan Bank.

     Total interest income increased $314,000, or 7.0%, to $4.8 million for the three months ended September 30, 2001 compared to $4.5 million for the same period in 2000 primarily as a result of a higher average balance of net loans receivable. The average balance of net loans receivable was $193.2 million for the three month period ended September 30, 2001 compared to $171.6 million for the same period in 2000.

     Total interest expense increased $67,000, or 2.7%, to $2.5 million for the three months ended September 30, 2001 compared to $2.4 million for the three months ended September 30, 2000 due to an increase in advances from the Federal Home Loan Bank. The average balance of FHLB advances was $36.3 million for the three month period ended September 30, 2001 compared to $22.5 million for the same period in 2000. Interest on deposits decreased by $122,000 during the three months ending September 30, 2001 as compared to the same period in 2000 due to lower interest rates.

     Provision for loan losses. The provision for loan losses was $36,000 for the nine month period ended September 30, 2001 compared to $24,000 during the nine month period ended September 30, 2000. During the nine month period ended September 30, 2001, the net loan portfolio growth was $16.5 million, consisting primarily of increases in residential mortgage loans and home equity lines of credit secured by mortgages, which have an inherently lower amount of credit risk. The consistent application of management's allowance methodology resulted in an increase in the provision for loan losses due primarily to higher levels of nonperforming loans as compared to the prior year after recognizing net charge-offs during the period.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                     FIRST CAPITAL, INC. AND SUBSIDIARIES

     The provision for loan losses was $24,000 for the three months ended September 30, 2000. No provisions were made for the quarter ended September 30, 2001. During the three months ended September 30, 2000, the provision was recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the quarter. The consistent application of management's allowance methodology did not result in an increase in the allowance for loan losses for the three months ended September 30, 2001.

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

     In determining the adequacy of the allowance for loan losses, the Bank reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of each loan. Specific allowances related to impaired and substandard loans are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. A general allowance is calculated by applying loss factors to performing loans that have been grouped into homogeneous pools for the purpose of the calculation. Loss factors are based on the Bank's historical loss experience and industry peer group data and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio. The allowance for loan losses was $1.1 million at September 30, 2001 compared to $1.2 million at December 31, 2000. Management has deemed these amounts as adequate on those dates based on its risk analysis. At September 30, 2001, nonperforming loans amounted to $714,000 compared to $691,000 at December 31, 2000. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $546,000 and consumer loans of $70,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

     Noninterest income for the nine month periods ended September 30, 2001 and 2000. Noninterest income increased 41.4% to $1.3 million for the nine months ended September 30, 2001 compared to $899,000 for the nine months ended September 30, 2000. The increase is attributable to an increase in service charges on deposit accounts of $419,000 resulting from both a growth in transaction accounts and an increase in fees charged, and an increase in gain on sale of mortgage loans of $78,000 resulting from the sale of $5.9 million of residential mortgages into the secondary market during 2001.

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                     FIRST CAPITAL, INC. AND SUBSIDIARIES

     Noninterest income for the three month periods ended September 30, 2001 and 2000. Noninterest income increased 16.9% to $381,000 for the three month period ending September 30, 2001 compared to $326,000 during the same period in 2000. Service charges on deposit accounts increased $142,000 while gains on the sale of mortgage loans decreased $37,000 from 2000 to 2001.

     Noninterest expense for the nine month periods ended September 30, 2001 and 2000. Noninterest expense increased 3.3%, or $140,000, for the nine month period ended September 30, 2001 compared to the same period for the prior year due primarily to an increase in compensation and benefits. Compensation and benefits increased by $112,000 due primarily to normal salary increases and the increased cost of providing employee health insurance.

     Noninterest expense for the three month periods ended September 30, 2001 and 2000. Noninterest expense increased 8.0% to $1.5 million for the three month period ended September 30, 2001 compared to $1.4 million for the same period in 2000. Compensation and benefits increased $37,000 compared to the same quarter last year due to normal salary adjustments. Other operating expenses increased $63,000 due to increases in electronic banking expenses and charitable contributions. The charitable contributions include endowing a scholarship at Ivy Tech Vocational School and making a significant contribution towards the establishment of a YMCA in Harrison County, Indiana.

     Income tax expense. Income tax expense for the nine month period ended September 30, 2001 was $1.3 million, compared to $937,000 for the same period in 2000. The effective tax rate was 35.6% for each of these nine month periods. Income tax expense for the three month period ended September 30, 2001 was $423,000, compared to $350,000 for the same quarter in 2000. The effective tax rate for the three month period in 2001 was 35.3% compared to 35.6% for 2000.


Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2001, the Bank had cash and interest-bearing deposits with banks of $12.5 million and securities available-for-sale with a fair value of $53.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

                                PART I - ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                     FIRST CAPITAL, INC. AND SUBSIDIARIES


     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 2001, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 11.3%, 11.3% and 19.2%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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

  (a)    Exhibits
         --------

          3.1  Articles of Incorporation of First Capital, Inc. (1)
          3.2  Amended  Bylaws of First Capital, Inc. (2)

         _________________
         (1) Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
         (2) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

  (b)    Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    FIRST CAPITAL, INC.
                                    (Registrant)



 Dated  November 13, 2001             BY: /s/ William W. Harrod
 ------------------------------          -----------------------
                                           William W. Harrod
                                           President and CEO


 Dated  November 13, 2001             BY: /s/ Michael C. Frederick
 ------------------------------          ---------------------------
                                           Michael C. Frederick
                                           Senior Vice President
                                             and Treasurer