Form 10KSB40
period 2001-12-31
FIRST CAPITAL INC
filed 2002-04-01
CIK 1070296

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25023

                               FIRST CAPITAL, INC.
           -----------------------------------------------------------
                 (Name of small business issuer in its charter)

                     Indiana                            35-2056949
         -------------------------------            -------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

220 Federal Drive, N.W., Corydon, Indiana                      47112
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:                               (812) 738-2198
                                                         --------------


Securities registered under 12(b) of the Exchange Act:           None
                                                                 ----

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, par value $0.01 per share
                                                                 ---------------------------------------
                                                                             (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ended December 31, 2001 were $20.6 million.

         The aggregate market value of the voting common equity held by non-affiliates as of March 12, 2002 was approximately $33 million. This figure is based on the average of the bid and asked price on the Nasdaq Stock Market for a share of the issuer's common stock on March 12, 2002, which was $14.90 per share. For purposes of this calculation, the issuer is assuming that the issuer's directors and executive officers are affiliates.

         As of March 12, 2002, there were 2,539,405 shares of the registrant's common stock outstanding.

         Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2001 ("Annual Report"). (Parts I and II)

2. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement"). (Part III)

                                      INDEX

                                     Part I

                                                                            Page

Item 1.     Description of Business............................................3
Item 2.     Description of Property...........................................24
Item 3.     Legal Proceedings.................................................24
Item 4.     Submission of Matters to a Vote of Security Holders...............24

                                     Part II

Item 5.     Market for Common Equity and Related Stockholder Matters..........25
Item 6.     Management's Discussion and Analysis..............................25
Item 7.     Financial Statements..............................................25
Item 8.     Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure .............................................25

                                    Part III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.................25
Item 10.    Executive Compensation............................................26
Item 11.    Security Ownership of Certain Beneficial Owners and Management....26
Item 12.    Certain Relationships and Related Transactions....................26
Item 13.    Exhibits and Reports on Form 8-K..................................26

         This report contains certain "forward-looking statements" concerning the future operations of First Capital, Inc. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which First Capital operates, as well as nationwide, First Capital's ability to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. First Capital assumes no obligation to update any forward-looking statements.

                                     PART I

Item 1.  Description of Business.
--------------------------------

General

         First Capital, Inc. ("Company" or "First Capital") was incorporated under Indiana law in September 1998. The Company was organized for the purpose of becoming the holding company for First Federal Bank, A Federal Savings Bank ("Bank") upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). The Conversion and Reorganization was completed on December 31, 1998. In the Conversion and Reorganization, the Company sold 768,767 shares of its common stock to the public at $10 per share in a public offering and issued 523,057 shares in exchange for the outstanding shares of the Bank held by the Bank's stockholders other than the MHC. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger.

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

Market Area and Competition

         The Bank considers Harrison, Floyd, and Washington counties in Indiana as its primary market area. All of our offices are located in these three counties, which results in most of our loans being made in these three counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. We aggressively compete for business with local banks as well as large regional banks. Our most direct competition for deposit and loan business has come from the commercial banks operating in these three counties. We are the leader in deposit market share in Harrison County, our primary county of operation.

Lending Activities

         General. The principal lending activity of the Bank is the origination of residential mortgage loans. To a lesser extent, the Bank also originates consumer, commercial business, commercial real estate (including farm properties) and residential construction loans.

         Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                            At December 31,
                                               -----------------------------------------
                                                      2001                  2000
                                               -----------------------------------------
                                                Amount     Percent    Amount     Percent
                                               --------   --------   --------   --------
                                                        (Dollars in thousands)
Mortgage Loans:
  Residential (1) .........................    $132,350     64.35%   $109,813     59.80%
  Land ....................................       4,381      2.13       3,356      1.83
 Commercial real estate ...................      10,477      5.09      20,372     11.10
 Residential construction (2) .............      15,811      7.69       9,665      5.26
                                               --------    ------    --------    ------
    Total mortgage loans ..................     163,019     79.26     143,206     77.99
                                               --------    ------    --------    ------

Consumer Loans:
  Home equity and second
    mortgage loans ........................      12,963      6.30      11,349      6.18
 Automobile loans .........................      10,376      5.04      10,156      5.53
 Loans secured by savings accounts ........       1,309      0.64       1,554      0.85
Unsecured loans ...........................       1,721      0.84       1,609      0.88
Other (3) .................................       4,949      2.41       5,920      3.22
                                               --------    ------    --------    ------
      Total consumer loans ................      31,318     15.23      30,588     16.66
                                               --------    ------    --------    ------

  Commercial business loans ...............      11,339      5.51       9,816      5.35
                                               --------    ------    --------    ------
    Total loans ...........................     205,676    100.00%    183,610    100.00%
                                               --------    ======    --------    ======
Less:
  Due to borrowers on loans in process ....       2,727                 2,893
  Deferred loan fees net of direct costs ..         116                   229
  Allowance for loan losses ...............       1,103                 1,184
                                               --------              --------
    Total loans receivable, net ...........    $201,730              $179,304
                                               ========              ========

------------
(1) Includes conventional one- to four-family and multi-family residential loans.
(2) Includes construction loans for which the Bank has committed to provide permanent financing.
(3) Includes loans secured by lawn and farm equipment, mobile homes, and other personal property.

         Residential Loans. The Bank's lending activities have concentrated on the origination of residential mortgages, primarily for retention in the Bank's loan portfolio. Residential mortgages secured by multi-family properties are an immaterial portion of the residential loan portfolio. Substantially all residential mortgages are collateralized by properties within the Bank's market area.

         The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans typically with terms of 15 to 30 years. Although the Bank originates all residential mortgage loans for investment, the Bank uses loan documents approved by the Federal National Mortgage Corporation ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). ARM loans originated have interest rates that adjust at regular intervals of one year, with 1.5% annual and 6% lifetime caps, and at intervals of five years with 1.5% per adjustment period and 6% lifetime caps, based upon changes in the prevailing interest rates on U.S. Treasury Bills. The Bank may occasionally use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to 1.5% (upward or downward) per adjustment period and generally contain minimum and maximum interest rates. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and ARM loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained, in which case the mortgage is limited to 90% (or 97% under a Freddie Mac program) of the lesser of appraised value or purchase price. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. The Bank requires title, fire and extended insurance coverage on all mortgage loans originated. All of the Bank's real estate loans contain due on sale clauses. The Bank obtains appraisals on all its real estate loans from outside appraisers.

         Construction Loans. Although the Bank originates construction loans that are repaid with the proceeds of a limited number of mortgage loan obtained by the borrower from another lender, the majority of the construction loans that the Bank originates are construction/permanent loans, which are originated with one loan closing at either a fixed or variable rate of interest and for terms up to 30 years. Construction loans originated without a commitment by the Bank to provide permanent financing are generally originated for a term of six to 12 months and at a fixed interest rate based on the prime rate. In the case of construction/permanent loans, the construction loan is also generally for a term of six to 12 months and the rate charged is the rate chosen by the borrower for the permanent loan. Accordingly, if the borrower chooses a fixed interest rate for the permanent loan, the construction loan rate is also fixed at the same rate.

         The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank's primary market area and with whom the Bank has well-established business relationships. At December 31, 2001, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $2.2 million. The Bank generally limits the number of speculative construction loans outstanding at any one time to any one builder to two loans.

         All construction loans are originated with a loan-to-value ratio not to exceed 80% of the appraised estimated value of the completed property. The construction loan documents require the disbursement of the loan proceeds in increments as construction progresses. Disbursements are based on periodic on-site inspections by an independent appraiser and/or Bank personnel approved by the Board of Directors.

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

         Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 75% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank's Board of Directors. The Bank attempts to originate commercial real estate loans at variable interest rates based on the U.S. Treasury Bill rate for terms not to exceed five years. However, in the current low interest rate environment, borrower demand for variable rate loans is low and the Bank is generally originating commercial real estate loans with fixed interest rates for terms ranging between ten and 15 years over which principal and interest is fully amortized. These loans are generally written as five year balloon loans to help manage interest risk.

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

         Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the Bank's cost of funds. Approved credit lines totaled $8.2 million at December 31, 2001, of which $4.1 million was outstanding. Lines of credit are originated at fixed interest rates for one year renewable terms.

         A director of the Bank is a shareholder of a farm implement dealership that has contracted with the Bank to provide sales financing to the dealership's customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the year ended December 31, 2001, the Bank granted approximately $2.4 million of credit to customers of the dealership and such loans had an aggregate outstanding balance of $2.0 million at December 31, 2001. At December 31, 2001, seven loans were delinquent 30 days or more and had an outstanding balance of $35,000.

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

         Consumer Loans. The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans (both new and used), home equity loans, home improvement loans, boat loans, mobile home loans, and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank's consumer loan portfolio consists of home equity and second mortgage loans followed by automobile and truck loans. Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to five years and at loan-to-value ratios up to 80% of the blue book value in the case of used vehicles and 80% of the purchase price in the case of new vehicles.

         Home equity and second mortgage loans are generally originated for terms not to exceed five years and at adjustable rates of interest. The loan-to-value ratio on such loans is limited to 95%, taking into account the outstanding balance on the first mortgage loan.

         The Bank's underwriting procedures for consumer loans includes an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank underwrites and originates the majority of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

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

Loan Maturity and Repricing

         The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

                                                  After      After      After      After
                                                One Year    3 Years    5 Years   10 Years
                                      Within     Through    Through    Through    Through     After
                                     One Year    3 Years    5 Years   10 Years   15 Years   15 Years     Total
                                     --------   --------   --------   --------   --------   --------   --------
                                                                   (In thousands)
Mortgage loans:
   Residential ...................   $  7,163   $ 12,067   $ 12,249   $ 30,797   $ 27,417   $ 42,657   $132,350
   Commercial real estate and land
   loans .........................      3,570      2,812      4,525      5,636      2,822        827     20,192
   Residential construction (1) ..      5,157         90        348        135        199      4,548     10,477
Consumer loans ...................      9,585     11,184      7,653      2,896         --         --     31,318
Commercial business ..............      4,484      3,200      2,828        705         53         69     11,339
                                     --------   --------   --------   --------   --------   --------   --------
      Total gross loans ..........   $ 29,959   $ 29,353   $ 27,603   $ 40,169   $ 30,491   $ 48,101   $205,676
                                     ========   ========   ========   ========   ========   ========   ========

--------------------
(1) Includes construction loans for which the Bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.


         The following table sets forth the dollar amount of all loans due after December 31, 2002, which have fixed interest rates and have floating or adjustable interest rates.

                                                                    Floating- or
                                                         Fixed       Adjustable
                                                         Rates         Rates
                                                        --------    ------------
                                                             (In thousands)

Mortgage loans:
   Residential ...................................      $101,253      $ 23,934
   Commercial real estate and land loans .........        10,201         6,421
   Residential construction ......................         5,320            --
Consumer loans ...................................        13,846         7,887
Commercial business ..............................         5,065         1,790
                                                        --------      --------
      Total gross loans ..........................      $135,685      $ 40,032
                                                        ========      ========


         Loan Solicitation and Processing. A majority of the loans originated by the Bank are made to existing customers. Walk-ins and customer referrals are also a source of loans originations. Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income and credit standing. A loan applicant's income is verified through the applicant's employer or from the applicant's tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Bank. The mortgage loan documents used by the Bank conform to secondary market standards.

         The Bank requires that borrowers obtain certain types of insurance to protect its interest in the collateral securing the loan. The Bank requires either a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate or an opinion by an attorney regarding the validity of title. Fire and casualty insurance is also required on collateral for loans.

         The Bank's lending practices generally limit the maximum loan to value ratio on conventional residential mortgage loans to 80% (or 90% under a Freddie Mac program) of the appraised value of the property as determined by an independent appraisal or the purchase price, whichever is less, and 75% for commercial real estate loans.

         Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding net loan commitments of approximately $28.2 million at December 31, 2001.

         As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2001, the Bank had outstanding letters of credit of $640,000.

         Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. On residential construction loans the bank usually charges one point. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $116,000 of net deferred loan fees at December 31, 2001.

         Delinquencies. The Bank's collection procedures provide for a series of contacts with delinquent borrowers. A late charge is assessed and a late charge notice is sent to the borrower after the 15th day of delinquency. After 20 days the collector will place a phone call to the borrower. When a payment becomes 60 days past due, the collector will issue a default letter. If a loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure or other litigation proceedings.

         Nonperforming Assets. Loans are reviewed regularly and when loans become 90 days delinquent, the loan is placed in nonaccrual status and the previously accrued interest income is reversed. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

         The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. At the dates indicated, the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                              At December 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
                                                          (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
   Residential real estate ..............................   $  172      $  241
   Commercial real estate ...............................      566(1)       --
   Commercial business ..................................       49          --
   Consumer .............................................       --          10
                                                            ------      ------
      Total .............................................      787         251
                                                            ------      ------

Loans past due 90 days on accrual status:
   Residential real estate ..............................      375         280
   Commercial real estate ...............................       --          --
   Commercial business ..................................       --          --
   Consumer .............................................       97          41
                                                            ------      ------
      Total .............................................      472         321
                                                            ------      ------

Foreclosed real estate, net .............................      212         119
                                                            ------      ------

Total nonperforming assets ..............................   $1,471      $  691
                                                            ======      ======

Total loans delinquent 90 days or more to net loans .....     0.62%       0.32%

Total loans delinquent 90 days or more to total assets ..     0.45%       0.23%

Total nonperforming assets to total assets ..............     0.52%       0.28%

------------------------------
(1) This one loan is secured by one comercial property valued at $625,000. The current owner anticipates selling this property in the second quarter of 2002. Management expects a full recovery of principal and interest.

         The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $18,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2001.

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

         At December 31, 2001 and 2000, the aggregate amounts of the Bank's classified assets at those dates and the general loss allowances for the periods then ended, were as follows:

                                                           At December 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------
                                                            (In thousands)

Classified assets:
   Loss ......................................         $   --           $   --
   Doubtful (impaired) .......................            477              251
   Substandard ...............................          1,493              888
   Special mention ...........................            426            3,010

General loss allowances:
   Impaired loans ............................            166               --
   Other .....................................            937            1,184


         Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2001, the Bank had foreclosed real estate totaling $212,000.

         Allowance for Loan Losses. Loans are the Company's largest concentration of assets and continue to represent the most significant potential risk. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable loan losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the loan portfolio, including historical loan loss experience, delinquencies, known and inherent risks in the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, and economic conditions.

         The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter. Management applies a systematic methodology that incorporates it current judgments about the credit quality of the loan portfolio. In addition, the OTS, as an integral part of their examination process, periodically review the

Bank's allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on their judgments about information available to them at the time of their examination.

         The methodology used in determining the allowance for loan losses includes segmenting the loan portfolio by identifying risk characteristics common to groups of loans, determining and measuring impairment of individual loans based on the present value of expected future cash flows or the fair value of collateral, and determining and measuring impairment for groups of loans with similar characteristics by applying loss factors that consider the qualitative factors which may effect the loss rates. The Allowance for Loan Loss Analysis table shows changes in the break down of the allowance for loan losses by loan category. Management continues to refine the methodology used to allocate loan losses by category. We experienced greater charge offs in the consumer and commercial group of loans during 2001. This resulted in greater allocations of the allowance for loan loss assigned to these two groups of loans. Based on our low historical charge offs, management is continuing to refine their methodology for allocating loan loss reserves by type of loan.

         Specific allowances related to impaired loans and other classified loans are established where management has identified significant conditions or circumstances related to a loan that management believes indicate that a loss has been incurred. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

         For loans evaluated on a group basis, management applies loss factors to groups of loans with common risk characteristics (i.e. residential mortgage loans, home equity loans, credit card loans). The loss factors are derived from the Bank's historical loss experience or, where the Bank does not have loss experience, the peer group loss experience. Peer group loss experience is used after evaluating the attributes of the Bank's loan portfolio as compared to the peer group. Loss factors are adjusted for significant environmental factors that, in management's judgment, affect the collectibility of the loan portfolio segment. The significant environmental factors include the levels and trends in charge-offs and recoveries, trends in volume and terms of loans, levels and trends in delinquencies, the effects of changes in underwriting standards and other lending practices or procedures, the experience and depth of the lending management and staff, effects of changes in credit concentration, changes in industry and market conditions and national and local economic trends and conditions. Management evaluates these conditions on a quarterly basis and evaluates and modifies the assumptions used in establishing the loss factors.

         The allowance for loan losses was $1.1 million at December 31, 2001 and $1.2 million at December 31, 2000. Management has deemed these amounts as adequate on those dates based on its evaluation methodology. At December 31, 2001, nonperforming loans totaled $1.3 million or 0.45% of total assets. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $375,000 and consumer loans in the amount of $97,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
                                                          (Dollars in thousands)

Allowance at beginning of period .......................  $ 1,184       $ 1,194
Provision for loan losses ..............................       66            48
                                                          -------       -------
                                                            1,250         1,242
                                                          -------       -------
Recoveries:
  Residential real estate ..............................        8             3
  Commercial business ..................................       --            --
  Consumer .............................................       67            15
                                                          -------       -------
    Total recoveries ...................................       75            18
                                                          -------       -------

Charge-offs:
  Residential real estate ..............................        2            13
  Commercial business ..................................      114             3
  Consumer .............................................      106            60
                                                          -------       -------
    Total charge-offs ..................................      222            76
                                                          -------       -------

    Net (charge-offs) recoveries .......................     (147)          (58)
                                                          -------       -------

Balance at end of period ...............................  $ 1,103       $ 1,184
                                                          =======       =======

Ratio of allowance to total loans outstanding at the
 end of the period .....................................     0.54%         0.64%

Ratio of net charge-offs to average loans outstanding
 during the period .....................................     0.08%         0.03%


         Allowance for Loan Losses Analysis

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                    At December 31,
                                      ------------------------------------------
                                              2001                  2000
                                      --------------------  --------------------
                                               Percent of            Percent of
                                               Outstanding           Outstanding
                                                  Loans                 Loans
                                      Amount   in Category  Amount   in Category
                                      ------   -----------  ------   -----------
                                                (Dollars in thousands)

Residential real estate (1) ......    $  199      69.44%    $  614      65.06%
Commercial real estate
   and land loans ................       120       9.82        226      12.93
Commercial business ..............       294       5.51         90       5.35
Consumer .........................       490      15.23        254      16.66
Unallocated ......................        --         --         --         --
                                      ------     ------     ------     ------
     Total allowance for
      loan losses ................    $1,103     100.00%    $1,184     100.00%
                                      ======     ======     ======     ======

--------------------
(1)      Includes residential construction loans.

Investment Activities

         Federally chartered savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets that vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

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

         The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Government National Mortgage Association ("Ginnie Mae"), Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank's total mortgage-backed securities portfolio, securities with a book value of $536,000 have adjustable rates as of December 31, 2001.

         At December 31, 2001, neither the Company nor the Bank had an investment in securities (other than U.S. Government and agency securities and mutual funds that invest in such securities), which exceeded 10% of the Company's stockholders' equity at that date.

         During 2001, the Bank sold non-rated municipal securities classified as held to maturity with an amortized cost of $356,432 and recognized a gain of $15,555. These securities were sold following a recent examination by the OTS which has required divestiture of these holdings within three years. The OTS limits the holdings of non-rated municipal securities to those issued by a municipality in which the institution has an office. Through the merger with HCB Bancorp, the Bank acquired certain non-rated municipal securities issued by municipalities in which the Bank does not have an office. At March 31, 2001, the Bank transferred from the held to maturity category to the available for sale category non-rated municipal securities with an amortized cost of $182,376. At December 31, 2001, the Bank holds non-rated municipal securities in the available for sale category with a carrying value of $1,070,703 which must be divested before December 31, 2004.

         The following tables sets forth the securities portfolio at the dates indicated.

                                                                                At December 31,
                                                                 2001                                    2000
                                                --------------------------------------  --------------------------------------
                                                                    Percent   Weighted                      Percent   Weighted
                                                 Fair    Amortized    of      Average    Fair   Amortized     of      Average
                                                 Value     Cost    Portfolio  Yield(2)   Value     Cost    Portfolio  Yield(2)
                                                -------   -------   -------   -------   -------   -------   -------   -------
                                                                            (Dollars in thousands)
Securities Held to Maturity (1)
Debt securities:
U.S. agency:
   Due after five years through ten years ...   $    --   $    --       --%      --%    $ 8,388   $ 8,485    18.35%    6.44%

Municipal:
   Due in one year or less ..................       830       827     1.47     5.93         308       307     0.66     8.89
   Due after one year
      through five years ....................       539       525     0.93     8.65       1,505     1,473     3.19     9.06
   Due after five years
      through ten years .....................        91        91     0.16    10.23         455       440     0.95     9.67
   Due after ten years ......................        --        --       --       --          14        14     0.03    10.23
Mortgage-backed securities (3) ..............       390       393     0.70     5.63         492       510     1.10     6.07
                                                -------   -------    -----              -------   -------    -----
                                                $ 1,850   $ 1,836     3.26%             $11,162   $11,229    24.28%
                                                =======   =======    =====              =======   =======    =====

Securities Available for Sale
 Debt securities:
 U.S. agency:
   Due in one year or less ..................   $ 3,570   $ 3,492     6.20%    6.56%    $ 3,774   $ 3,781     8.18%    5.75%
   Due after one year
      through five years ....................    31,450    31,157     5.30     5.08       8,737     8,667    18.74     6.58
   Due after five years
      through ten years .....................     5,053     5,013     8.90     6.06       9,853    10,000    21.62     6.58
   Due after ten years
      through fifteen years .................        --        --       --       --       2,912     3,000     6.49     6.69

Mortgage-backed securities (3) ..............     6,591     6,609    11.73     5.09       3,470     3,511     7.59     6.50

Municipal:
   Due in one year or less ..................       427       425     0.75     5.91         100       100     0.22     5.99
   Due after one year
      through five years ....................     1,093     1,055     1.87     7.02         857       854     1.85     6.51
   Due after five years
      through ten years .....................     4,035     4,041     7.17     6.47       2,909     2,911     6.29     6.41
   Due after ten years ......................     1,506     1,541     2.73     7.00       1,077     1,089     2.35     7.19
 Equity securities:
   Mutual fund ..............................     1,166     1,176     2.09      N/A       1,090     1,106     2.39      N/A
                                                -------   -------    -----              -------   -------    -----
                                                $54,891   $54,509    96.74%             $34,779   $35,019    75.72%
                                                =======   =======    =====              =======   =======    =====

--------------------
(1)      Securities held to maturity are carried at amortized cost.
(2) Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Deposit Activities and Other Sources of Funds

         General. Deposits and loan repayments are the major source of the Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowing may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or may also be used on a longer term basis for interest rate risk management.

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

         The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2001.

                                                              Amount at
                         Maturity Period                  December 31, 2001
                         ---------------                  -----------------
                                                            (In thousands)

                  Three months or less .............           $ 3,831
                  Over three through six months ....             4,109
                  Over six through 12 months .......             6,510
                  Over twelve months ...............            10,142
                                                               -------
                     Total .........................           $24,592
                                                               =======


         The following tables set forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                        At December 31,
                                                   --------------------------------------------------------
                                                                 2001                          2000
                                                   --------------------------------    --------------------
                                                                Percent                             Percent
                                                                  of       Increase                   of
                                                    Amount       Total    (Decrease)    Amount       Total
                                                   --------    --------    --------    --------    --------
                                                                    (Dollars in thousands)

Non-interest-bearing demand ....................   $ 18,629        9.13%   $  1,506    $ 17,123        9.24%
NOW accounts ...................................     30,631       15.01       3,855      26,776       14.44
Savings accounts ...............................     17,274        8.46       2,490      14,784        7.98
Money market accounts ..........................     33,461       16.39       1,905      31,556       17.02
Fixed rate time deposits which mature:
   Within one year .............................     60,011       29.40      14,936      45,075       24.32
   After one year, but within three years ......     29,139       14.28      (9,994)     39,133       21.11
   After three years, but within five years ....     14,245        6.98       3,935      10,310        5.56
   After five years ............................        658        0.32         124         534        0.29
Club accounts ..................................         74        0.03          (3)         77        0.04
                                                   --------    --------    --------    --------    --------
      Total ....................................   $204,122      100.00%   $ 18,754    $185,368      100.00%
                                                   ========    ========    ========    ========    ========

         The following table sets forth the amount and maturities of time deposits by rates at December 31, 2001.

                                    Amount Due
                     -----------------------------------------
                                                                             Percent
                                                                            of Total
                     Less Than    1 - 3       3-5      After 5                Time
                     One Year     Years      Years      Years      Total    Deposits
                     --------   --------   --------   --------   --------   --------
                                         (Dollars in thousands)

Below 5.00% ......   $ 30,740   $  9,460   $  6,054   $     93   $ 46,347      44.54
5.00%-- 5.99% ....      9,836      7,880      2,002        255     19,973      19.20
6.00%-- 6.99% ....     17,538      8,659      4,498        294     30,989      29.78
7.00%-- 7.99% ....      1,851      3,122      1,691         16      6,680       6.42
8.00%-- 8.99% ....         21         18         --         --         39       0.04
9.00%-- 9.99% ....         25         --         --         --         25       0.02
                     --------   --------   --------   --------   --------   --------
   Total .........   $ 60,011   $ 29,139   $ 14,245   $    658   $104,053     100.00%
                     ========   ========   ========   ========   ========   ========



         Borrowings. Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has at times relied upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Indianapolis are secured by certain first mortgage loans and investment and mortgage-backed securities. The Bank also uses retail repurchase agreements as a source of borrowings.

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


         The following table sets forth certain information regarding the Bank's use of FHLB advances.

                                                       At or For the Year Ended
                                                             December 31,
                                                       ------------------------
                                                         2001             2000
                                                       -------          -------
                                                        (Dollars in thousands)

Maximum balance at any month end ...............       $43,575          $30,074

Average balance ................................        34,918           19,159

Period end balance .............................        42,825           30,074

Weighted average interest rate:
  At end of period .............................          5.87%            6.30%

  During period ................................          6.19%            6.43%

         The following table sets forth certain information regarding the Bank's use of retail repurchase agreements during the periods indicated.

                                                       At or For the Year Ended
                                                             December 31,
                                                       ------------------------
                                                         2001             2000
                                                       -------          -------
                                                        (Dollars in thousands)

Maximum balance at any month end ..................    $   579          $    --

Average balance ...................................         91               --

Period end balance ................................        284               --

Weighted average interest rate:
  At end of period ................................       1.50%             N/A

  During period ...................................       3.12%             N/A


Subsidiary Activities

         As of December 31, 2001, the Bank was the Company's only insured subsidiary, and was wholly owned by the Company. The Bank's sole subsidiary, First Harrison Financial Services, Inc., is involved with the sale of property and casualty insurance, life insurance and non-deposit investment products.

Personnel

         As of December 31, 2001, the Bank had 92 full-time employees and 22 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

General

         As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test the Company does not qualify for the grandfather. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

         The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

         Acquisition of the Company. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

         Business Activities. Federal law and regulations govern the activities of federal savings institutions. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

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

         The following table presents the Bank's capital position at December 31, 2001.

                                                                    Capital
                                                              ------------------
                             Actual Required Excess Actual Required Capital Capital Amount Percent Percent

                             -------    -------    -------    -------    -------
                                            (Dollars in thousands)

Tangible ................    $31,818    $ 4,241    $27,577     11.25%      1.50%
Core (Leverage) .........     31,818     11,311     20,507     11.25%      4.00
Risk-based ..............     32,921     12,938     19,983     20.36%      8.00

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

         Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         The Bank's risk-based classifications resulted in no assessments during 2001. The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association Insurance Fund members approximated 1.9 basis points.

         The FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS, may terminate insurance of deposits. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Bank's limit on loans to one borrower was $4.4 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $1.9 million.

         QTL Test. The Home Owners' Loan Act requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Bank maintained 78.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $61,000.

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

Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank complied with the foregoing requirement at December 31, 2001.

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

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; and a 10% reserve ratio is applied above $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complied with the foregoing requirements at December 31, 2001.


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

Item 2   Description of Property.
--------------------------------

         The following table sets forth certain information regarding the Bank's offices as of December 31, 2001.

                                                                        Approximate
                                       Year     Net Book      Owned/       Square
Location                              Opened    Value (1)     Leased      Footage
--------                              ------    ---------    ---------    -------
                                             (In thousands)

Main Office:

220 Federal Drive, N.W
Corydon, Indiana 47112 ............    1997      $ 2,171     Owned         12,000

Branch Offices:

391 Old Capitol Plaza, N.W
Corydon, Indiana 47112 ............    1997           24     Leased/2/        425

8095 State Highway 135, N.W
New Salisbury, Indiana 47161 ......    1999        1,057     Owned          3,500

710 Main Street
Palmyra, Indiana 47114 ............    1991        1,102     Owned          6,000

6040 Main Street NE
Crandall, Indiana 47114 ...........    1938           87     Owned          1,000

9849 Highway 150
Greenville, Indiana 47124 .........    1986          238     Owned          2,484

1058 North Luther Road
Georgetown, Indiana 47122 .........    1995          112     Leased/3/      1,800

State Road 150
Hardinsburg, Indiana 47125 ........    1996          113     Owned          1,834

4303 Charlestown Road
New Albany, Indiana 47150 .........    1999        1,023     Owned          3,500

-------------------
(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)      Lease expires on November 30, 2003.
(3)      Lease expires November 2005.

Item 3.  Legal Proceedings.
--------------------------

         At December 31, 2001, neither the Company nor the Bank was involved in any pending legal proceedings that are believed by management to be material to the Company's financial condition or results of operations. In addition, from time to time, the Bank is involved in legal proceeding occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

         The information contained in the section captioned "Corporate Information" in the Annual Report is incorporated herein by reference.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


Item 7.  Financial Statements.
-----------------------------

         .        Independent Auditors' Report*
         .        Consolidated Balance Sheets as of December 31, 2001 and 2000*
         .        Consolidated Statements of Stockholders Equity for the Years
                  Ended December 31, 2001 and 2000*
         .        Consolidated Statements of Income for the Years Ended December
                  31, 2001 and 2000*
         .        Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2001 and 2000*
         .        Notes to Consolidated Financial Statements*

------------------
         *Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.


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



                    Executive Officers Who Are Not Directors

Name                        Age (1)        Position
----                        -------    ----------------

M. Chris Frederick ......      34      Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles ..........      49      Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas ........      45      Senior Vice President - Lending
Bradley B. Backherms ....      51      Senior Vice President - Operations

--------------------
(1)      As of December 31, 2001.

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

Item 10. Executive Compensation.
-------------------------------

         The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Executive Compensation" and "Proposal 1 -- Election of Directors."

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Stock Ownership."

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Proposal 1 -- Election of Directors" and "Transactions with Management."

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits

          3.1          Articles of Incorporation of First Capital, Inc. (1)
          3.2          Second Amended and Restated Bylaws of First Capital, Inc.
         10.1          Employment Agreement with James G. Pendleton (3)
         10.2          Employment Agreement with Samuel E. Uhl (2)
         10.3          Employment Agreement with M. Chris Frederick (2)
         10.4          Employment Agreement with Joel E. Voyles (2)
         10.5          Employee Severance Compensation Plan (3)
         10.6 First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)
         10.7          First Capital, Inc. 1999 Stock-Based Incentive Plan (5)
         10.8 1998 Officers' and Key Employees' Stock Option Plan for HCB Bancorp (5)
         10.9          Employment Agreement with William W. Harrod (2)
         13.0          Annual Report to Stockholders
         21.0 Subsidiaries of the Registrant (incorporated by reference to Part I, "Business--Subsidiary Activities" of this Form 10-KSB).
         23.0          Consent of Monroe Shine and Co., Inc.

         --------------------
         (1) Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
         (2) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
         (3)      Incorporated by reference to the Quarterly Report on Form
                  10-QSB for the quarter ended December 31, 1998.
         (4)      Incorporated by reference from the Exhibits filed with the
                  Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.

         (5) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

(b)      Reports on Form 8-K

         No Forms 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST CAPITAL, INC.



                                       /s/ William W. Harrod
                                       -----------------------------------------
                                       William W. Harrod
                                       President, Chief Executive Officer and
                                       Director


         In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

Name                              Title                            Date
----                              -----                            ----

/s/ William W. Harrod             President, Chief Executive       April 1, 2002
------------------------------    Officer and Director
William W. Harrod                 (principal executive officer)


/s/ J. Gordon Pendleton           Chairman                         April 1, 2002
------------------------------
J. Gordon Pendleton


/s/ Michael C. Frederick          Chief Financial Officer and      April 1, 2002
------------------------------    Treasurer
Michael C. Frederick              (principal accounting
                                  and financial officer)


/s/ Samuel E. Uhl                 Director                         April 1, 2002
------------------------------
Samuel E. Uhl


/s/ Mark D. Shireman              Director                         April 1, 2002
------------------------------
Mark D. Shireman


/s/ Dennis L. Huber               Director                         April 1, 2002
------------------------------
Dennis L. Huber


/s/ Kenneth R. Saulman            Director                         April 1, 2002
------------------------------
Kenneth R. Saulman


/s/ John W. Buschemeyer           Director                         April 1, 2002
------------------------------
John W. Buschemeyer

/s/ Gerald L. Uhl                 Director                         April 1, 2002
------------------------------
Gerald L. Uhl


/s/ Earl H. Book                  Director                         April 1, 2002
------------------------------
Earl H. Book


/s/ James S. Burden               Director                         April 1, 2002
------------------------------
James S. Burden


/s/ James E. Nett                 Director                         April 1, 2002
------------------------------
James E. Nett


/s/ Michael L. Shireman           Director                         April 1, 2002
------------------------------
Michael L. Shireman


/s/ Loren E. Voyles               Director                         April 1, 2002
------------------------------
Loren E. Voyles