Form 10QSB
period 2002-03-31
FIRST CAPITAL INC
filed 2002-05-15
CIK 1070296

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
                                   ----------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           Commission File No. 0-25023
                                               -------

                               First Capital, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                            35-2056949
  ------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification Number)

                  220 Federal Drive NW, Corydon, Indiana 47112
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 1-812-738-2198
                                                           --------------
                                 Not applicable
                  --------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,539,277 shares of common stock were outstanding as of April 30, 2002.

                               FIRST CAPITAL, INC.

                                      INDEX

Part I   Financial Information                                              Page
                                                                            ----
     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of March 31, 2002 and
               December 31, 2001 (unaudited)                                  3

             Consolidated Statements of Income for the three
               months ended March 31, 2002 and 2001 (unaudited)               4

             Consolidated Statements of Cash Flows for the three
               months ended March 31, 2002 and 2001 (unaudited)               5

             Notes to consolidated financial statements (unaudited)         6-7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-11


Part II  Other Information                                                   12

Signatures                                                                   13

                          PART I-FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        March 31,        December 31,
                                                                          2002               2001
                                                                        ---------        ------------

ASSETS
Cash and due from banks                                                 $   6,306         $   7,184
Interest bearing deposits with banks                                        6,085             5,199
Securities available for sale, at fair value                               60,905            54,891
Securities-held to maturity                                                 1,793             1,836
Loans receivable, net                                                     201,391           201,730
Federal Home Loan Bank stock, at cost                                       2,291             2,179
Foreclosed real estate                                                        139               212
Premises and equipment                                                      5,951             5,940
Accrued interest receivable:
  Loans                                                                     1,053             1,043
  Securities                                                                  732               798
Cash value of life insurance                                                1,227             1,214
Other assets                                                                  572               597
                                                                        ---------         ---------
    Total Assets                                                        $ 288,445         $ 282,823
                                                                        =========         =========

LIABILITIES
Deposits:
  Noninterest-bearing                                                   $  17,827         $  18,629
  Interest-bearing                                                        189,445           185,493
                                                                        ---------         ---------
    Total Deposits                                                        207,272           204,122

Retail repurchase agreements                                                  187               284
Advances from Federal Home Loan Bank                                       45,140            42,825
Accrued interest payable                                                    1,261             1,253
Accrued expenses and other liabilities                                        898               859
                                                                        ---------         ---------
    Total Liabilities                                                     254,758           249,343
                                                                        ---------         ---------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
  Authorized 1,000,000 shares; none issued                                     --                --
Common stock of $.01 par value per share
  Authorized 5,000,000 shares;
    issued 2,546,629 shares
   (2,545,961 shares in 2001)                                                  25                25
Additional paid-in capital                                                 12,892            12,878
Retained earnings-substantially restricted                                 21,596            21,127
Accumulated other comprehensive income (loss)                                 (72)              231
Unearned ESOP shares                                                         (471)             (482)
Unearned stock sompensation                                                  (196)             (212)
Less treasury stock, at cost - 7,146 shares                                   (87)              (87)
                                                                        ---------         ---------
    Total Stockholders' Equity                                             33,687            33,480
                                                                        ---------         ---------
    Total Liabilities and Stockholders' Equity                          $ 288,445         $ 282,823
                                                                        =========         =========

See accompanying notes to consolidated financial statements.

                          PART I-FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                 2002            2001
                                                               --------        --------
                                                          (in thousands, except per share data)

INTEREST INCOME
  Loans receivable, including fees                              $3,836          $3,772
  Securities
    Taxable                                                        659             658
    Tax-exempt                                                      93              86
  Federal Home Loan Bank dividends                                  33              31
  Interest bearing deposits with banks                              56             131
                                                                ------          ------
      Total interest income                                      4,677           4,678

INTEREST EXPENSE
  Deposits                                                       1,584           2,052
  Advances from Federal Home Loan Bank                             641             478
  Customer repurchase agreements                                    --              --
                                                                ------          ------
      Total interest expense                                     2,225           2,530
      Net interest income                                        2,452           2,148
  Provision for loan losses                                         45              36
                                                                ------          ------
      Net interest income after provision for loan losses        2,407           2,112

NONINTEREST INCOME
  Service charges on deposit accounts                              311             269
  Commission income                                                 66              84
  Gain on sale of securities                                        --              15
  Gain on sale of mortgage loans                                    --              71
  Other income                                                      22              16
                                                                ------          ------
      Total noninterest income                                     399             455
                                                                ------          ------

NONINTEREST EXPENSE
  Compensation and benefits                                        877             795
  Occupancy and equipment                                          211             214
  Other operating expenses                                         513             444
                                                                ------          ------
    Total noninterest expense                                    1,601           1,453
                                                                ------          ------
    Income before income taxes                                   1,205           1,114
  Income tax expense                                               412             397
                                                                ------          ------
    Net income                                                     793             717

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising
    during the period                                             (502)            331
    Less: reclassification adjustment                               --              --
                                                                ------          ------
        Other comprehensive income (loss)                         (502)            331
                                                                ------          ------
        Comprehensive Income                                    $  291          $1,048
                                                                ======          ======
        Net income per common share, basic                      $ 0.32          $ 0.29
                                                                ======          ======
        Net income per common share, diluted                    $ 0.32          $ 0.29
                                                                ======          ======

See accompanying notes to consolidated financial statements.

                          PART I-FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                           2002            2001
                                                                         --------        --------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $   793         $   717
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of premiums and accretion of discounts                   44             (17)
        Depreciation expense                                                 102             110
        Deferred income taxes                                                (41)             (5)
        ESOP compensation expense                                             15              12
        Stock compensation expense                                            17              18
        Increase in cash value of life insurance                             (13)            (13)
        Provision for loan losses                                             45              36
        Net gain on sale of securities held to maturity                       --             (15)
        Proceeds from sales of mortgage loans                                 --           3,138
        Mortgage loans originated for sale                                    --          (3,067)
        Net gain on sale of mortgage loans                                    --             (71)
        Decrease in accrued interest receivable                               57             293
        Increase in accrued interest payable                                   8              48
        Net change in other assets/liabilities                               305             166
                                                                         -------         -------
          Net Cash Provided By Operating Activities                        1,332           1,350
                                                                         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in interest bearing deposits with banks                (886)         (6,188)
        Purchase of securities available for sale                         (9,372)         (8,328)
        Proceeds from maturities of securities available for sale          2,427           2,188
        Purchase of securities held to maturity                             (300)             --
        Proceeds from maturities of securities held to maturity              313           4,151
        Proceeds from sale of securities held to maturity                     --             356
        Principal collected on mortgage-backed securities                    415             282
        Net (increase) decrease in loans receivable                          271          (1,992)
        Purchase of Federal Home Loan Bank stock                            (112)           (100)
        Proceeds from sale of foreclosed real estate                          96              --
        Purchase of premises and equipment                                  (113)            (96)
                                                                         -------         -------
          Net Cash Used by Investing Activities                           (7,261)         (9,727)
                                                                         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                           3,150           7,508
        Net increase in advances from Federal Home Loan Bank               2,315             320
        Net increase (decrease) in retail repurchase agreements              (97)            115
        Exercise of stock options                                              7              32
        Purchase of treasury stock                                            --             (19)
        Dividends paid                                                      (324)           (274)
                                                                         -------         -------
          Net Cash Provided By Financing Activities                        5,051           7,682
                                                                         -------         -------
Net Decrease in Cash and Due From Banks                                     (878)           (695)

Cash and due from banks at beginning of period                             7,184           6,010
                                                                         -------         -------
Cash and Due From Banks at End of Period                                 $ 6,306         $ 5,315
                                                                         =======         =======

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

         In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.       Supplemental Disclosures of Cash Flow Information

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2002       2001
                                                          ----       ----
                                                           (In thousands)
             Cash payments for:
               Interest                                 $ 2,217    $ 2,482
               Taxes                                        149         79

             Noncash investing activity:
               Amortized cost of securities
                 transferred from held to
                 maturity to available for sale              --        182


                      FIRST CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       Comprehensive Income

         Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2002 and 2001:

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                          2002     2001
                                                                          ----     ----
                                                                          (In thousands)
         Unrealized gains (losses) on securities:
             Unrealized holding gains (losses)
               arising during the period                                  $(502)   $ 548
             Income tax (expense) benefit                                   199     (217)
                                                                          -----    -----
                 Net of tax amount                                         (303)     331
                                                                          -----    -----
             Less:  reclassification
               adjustment for (gains) losses included in net income          --       --
             Income tax (expense) benefit                                    --       --
                                                                          -----    -----
                 Other comprehensive income (loss)                        $(303)   $ 331
                                                                          =====    =====


4.       Supplemental Disclosure for Earnings Per Share
         (Dollars in thousands, except per share data)

         Basic:
           Earnings:
              Net income                                    $      793       $      717
                                                            ==========       ==========
         Shares:
            Weighted average common shares
               outstanding                                   2,472,141        2,461,747
                                                            ==========       ==========

            Net income per common share, basic              $     0.32       $     0.29
                                                            ==========       ==========

         Diluted:
            Earnings:
               Net income                                   $      793       $      717
                                                            ==========       ==========
            Shares:
               Weighted average common shares
                   outstanding                               2,472,141        2,461,747

               Add: Dilutive effect of outstanding options      23,555            9,452
               Add: Dilutive effect of restricted shares         3,107              616
                                                            ----------       ----------
               Weighted average common shares
                   outstanding, as adjusted                  2,498,803        2,471,815
                                                            ==========       ==========

               Net income per common share, diluted         $     0.32       $     0.29
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

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

Financial Condition

         Total assets increased from $282.8 million at December 31, 2001 to $288.4 million at March 31, 2002, an increase of 2.0%. When compared to March 31, 2001, the growth in assets was $30.6 million or 11.9%.

         Loans receivable, net experienced no significant change, decreasing from $201.7 million at December 31, 2001 to $201.4 million at March 31, 2002. The new loan originations during the quarter were offset primarily by two commercial loan payoffs of $2.2 million. Residential mortgage loans increased by $2.2 million and home equity lines of credit increased by $1.0 million during the quarter ended March 31, 2002.

         Securities available for sale increased $6.0 million from $54.9 million at December 31, 2001 to $60.9 million at March 31, 2002 as a result of purchases of $9.4 million, offset by maturities of $2.4 million and principal repayments of $387,000.

         Investment securities held-to-maturity decreased $43,000 as a result of purchases of $300,000, offset by maturities of $313,000 and principal repayments of $29,000.

         Cash and interest bearing deposits with banks were unchanged, totaling $12.4 million at December 31, 2001 and March 31, 2002.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

         Total deposits increased 1.5%, from $204.1 million at December 31, 2001 to $207.3 million at March 31, 2002. Checking and savings accounts grew by $1.9 million while time deposits grew by $1.3 million during the period.

         Federal Home Loan Bank borrowings increased $2.3 million from
$42.8 million at December 31, 2001 to $45.1 million at March 31, 2002. The new advances were drawn primarily to take advantage of historically low interest rates at favorable terms.

         Total stockholders equity increased from $33.5 million at December 31, 2001 to $33.7 million at March 31, 2002 primarily as a result of retained net income of $469,000 offset by net unrealized losses of $303,000 on securities available for sale.

Results of Operations

         Net Income. Net income was $793,000 ($.32 per share diluted) for the three months ended March 31, 2002 compared to $717,000 ($.29 per share diluted) for the same period in 2001. An increase in net interest income was partially offset by a decrease in noninterest income and an increase in noninterest expense.

         Net interest income for the three-month periods ended March 31, 2002 and 2001. Net interest income increased 14.1% from $2.1 million in 2001 to $2.5 million in 2002 as a result of an increase in interest-earning assets funded by growth in deposits and borrowings from the Federal Home Loan Bank and a decrease in the average cost of funds.

         Total interest income was unchanged from the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The average balance of interest-earning assets was $271.3 million for the three-month period ended March 31, 2002 compared to $239.1 million for the same period in 2001. However, the average tax-equivalent yield on interest-earning assets decreased from 7.92% in 2001 to 6.98% in 2002 due to a markedly lower interest rate environment in 2002.

         Total interest expense decreased $305,000 to $2.2 million for the quarter ended March 31, 2002 as compared to $2.5 million during the same period in 2001. Interest on deposits decreased by $468,000 while the interest on Federal Home Loan Bank advances increased by $163,000 when comparing the first quarter of 2002 against the same period in 2001. The average balance of interest-bearing liabilities increased from $171.7 million in 2001 to $187.2 million in 2002 while the average rate on these same liabilities decreased from 5.00% in 2001 to 3.85% in 2002. Despite the steep drop in the interest rates by the Federal Reserve Board during 2001, the tax-equivalent interest rate spread increased from 2.92% to 3.13% and the net interest margin increased from 3.69% to 3.70% when comparing the first quarter results of 2001 with the same period in 2002 primarily due to the Bank's interest-bearing liabilities repricing faster than the interest-earning assets.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

         Provision for loan losses. The provision for loan losses was $45,000 for the three-month period ended March 31, 2002 as compared to $36,000 for the same period in 2001. During 2002, net loans receivable experienced no significant change, although residential mortgages increased by $2.2 million and home equity lines of credit by $1.0 million. Offsetting those increases were decreases of $2.4 million in commercial loans and $1.0 million in consumer loans. Residential mortgage loans and home equity lines of credit have an inherently lower degree of credit risk than commercial and consumer loans. However, the consistent application of management's allowance methodology resulted in an increase in the provision for loan losses due to higher levels of nonperforming loans as compared to the prior year and net charge-offs during the period.

         Provisions for loan losses are charges to earnings to maintain the total allowance for loan losses at a level considered reasonable by management to provide for probable known and inherent loan losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank's control. While the Bank maintains the allowance for loan losses at a level which it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

         In determining the adequacy of the allowance for loan losses, the Bank reviews all loans quarterly, and loans are assigned a risk weighting based on asset classification. The allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of each loan. Specific allowances related to impaired and substandard loans are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. A general allowance is calculated by applying loss factors to performing loans that have been grouped into homogeneous pools for the purpose of the calculation. Loss factors are based on the Bank's historical loss experience and industry peer group data and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio. The allowance for loan losses was $1.1 million at both March 31, 2002 and December 31, 2001. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2002, nonperforming loans amounted to $1.4 million compared to $1.3 million at December 31, 2001. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $420,000, consumer loans amounting to $182,000 and commercial loans of $37,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

         Noninterest income. Noninterest income decreased 12.3% to $399,000 for the three months ended March 31, 2002 compared to $455,000 for the three months ended March 31, 2001. The Bank recognized gains of $86,000 on the sale of loans and securities during the first quarter of 2001. The Bank sold no loans or securities during the same period in 2002. Service charges on deposits increased 15.6% to $311,000 for the three months ended March 31, 2002 compared to $269,000 for the same period in 2001.

         Noninterest expense. Noninterest expense increased by $148,000 or 10.2% for the three month period ended March 31, 2002 compared to the same period in 2001. Compensation and benefits increased due to normal salary increases, an increase in staff and an increase in the cost of health insurance. Other significant increases in noninterest expenses as compared to the quarter ended March 31, 2001 include office supplies expense, ATM processing fees, charitable donations and professional fees for outsourced internal audit services.

         Income tax expense. Income tax expense for the three-month period ended March 31, 2002 was $412,000, compared to $397,000 for the same period in 2001. The effective tax rate decreased from 35.6% for 2001 to 34.2% for 2002.

Liquidity and Capital Resources

         The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2002, the Bank had cash and interest-bearing deposits with banks of $12.4 million and securities available-for-sale with a fair value of $60.9 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

         The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2002, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 11.3%, 11.3% and 20.3%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits
               --------

               None.

(b)            Reports on Form 8-K
               -------------------

               On January 14, 2002, the Company filed Form 8-K to announce the annual meeting of stockholders would be held on April 24, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                      FIRST CAPITAL, INC.
                                                      (Registrant)



  Dated  May 13, 2002                       BY:   /s/ William W. Harrod
  ----------------------------                 -----------------------------
                                                      William W. Harrod
                                                      President and CEO

  Dated  May 13, 2002                       BY:   /s/ Michael C. Frederick
  ----------------------------                 -----------------------------
                                                      Michael C. Frederick
                                                      Senior Vice President
                                                        and Treasurer