Form 10QSB
period 2002-06-30
FIRST CAPITAL INC
filed 2002-08-14
CIK 1070296

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    -------------------

                           Commission File No. 0-25023

                               First Capital, Inc.
             (Exact name of registrant as specified in its charter)

            Indiana                                             35-2056949
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                  220 Federal Drive NW, Corydon, Indiana 47112
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 1-812-738-2198

                                 Not applicable
Former name, former address and former fiscal year, if changed since last report

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,542,700 shares of common stock were outstanding as of July 31, 2002.

                               FIRST CAPITAL, INC.

                                      INDEX

Part I       Financial Information                                              Page
                                                                                -----
                Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets as of June 30, 2002
                      and December 31, 2001 (unaudited)                           3

                   Consolidated Statements of Income for the three months
                      and six months ended June 30, 2002 and 2001 (unaudited)     4

                   Consolidated Statements of Cash Flows for the six months
                      ended June 30, 2002 and 2001 (unaudited)                    5

                   Notes to consolidated financial statements (unaudited)        6-7

                Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          8-12

Part II      Other Information                                                  13-14

Signatures                                                                       15

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     June 30,   December 31,
                                                                     --------   ------------
                                                                       2002         2001
                                                                     --------   ------------
                                                                          (In thousands)
ASSETS
Cash and due from banks                                              $  6,311     $  7,184
Interest bearing deposits with banks                                    3,226        5,199
Securities available for sale, at fair value                           62,364       54,891
Securities-held to maturity                                             1,770        1,836
Loans receivable, net                                                 204,795      201,730
Federal Home Loan Bank stock, at cost                                   2,326        2,179
Foreclosed real estate                                                    167          212
Premises and equipment                                                  6,643        5,940
Accrued interest receivable:
   Loans                                                                1,073        1,043
   Securities                                                             839          798
Cash value of life insurance                                            1,240        1,214
Other assets                                                              558          597
                                                                     --------     --------
   Total Assets                                                      $291,312     $282,823
                                                                     ========     ========
LIABILITIES
Deposits:
   Noninterest-bearing                                               $ 18,930     $ 18,629
   Interest-bearing                                                   189,242      185,493
                                                                     --------     --------
      Total deposit                                                   208,172      204,122

Retail repurchase agreement                                               433          284
Advances from Federal Home Loan Bank                                   45,628       42,825
Accrued interest payable                                                1,207        1,253
Accrued expenses and other liabilities                                    974          859
                                                                     --------     --------
   Total liabilities                                                  256,414      249,343
                                                                     --------     --------
STOCKHOLDERS' EQUITY
Preferred stock of $.O1 par value per share
   Authorized 1,000,000 shares; none issued                                --           --
Common stock of $.O1 par value per share
   Authorized 5,000,000 shares; issued 2,547,035 shares
   (2,545,961 shares in 2001)                                              25           25
Additional paid-in capital                                             12,903       12,878
Retained earnings-substantially restricted                             22,046       21,127
Unearned ESOP shares                                                     (461)        (482)
Unearned stock compensation                                              (179)        (212)
Accumulated other comprehensive income                                    659          231
Less treasury stock, at cost - 7,658 shares (7,146 shares in 2001)        (95)         (87)
                                                                     --------     --------
   Total Stockholders' equity                                          34,898       33,480
                                                                     --------     --------
   Total Liabilities and Stockholders' equity                        $291,312     $282,823
                                                                     ========     ========


See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended   Six Months Ended
                                                                       June 30,            June 30,
                                                                 ------------------   ----------------
                                                                   2002     2001       2002     2001
                                                                  ------   ------     ------   ------
                                                                 (In thousands, except per share data)
INTEREST INCOME
   Loans receivable, including fees                               $3,847   $3,828     $7,683   $7,600
   Securities
      Taxable                                                        694      651      1,353    1,309
      Tax-exempt                                                      97       93        190      179
   Federal Home Loan Bank dividends                                   36       31         69       62
   Interest bearing deposits with banks                               46       98        102      229
                                                                  ------   ------     ------   ------
         Total interest income                                     4,720    4,701      9,397    9,379
INTEREST EXPENSE
   Deposits                                                        1,568    1,970      3,152    4,022
   Retail repurchase agreements                                        1        2          1        2
   Advances from Federal Home Loan Bank                              658      490      1,299      968
                                                                  ------   ------     ------   ------
         Total interest expense                                    2,227    2,462      4,452    4,992
         Net interest income                                       2,493    2,239      4,945    4,387
   Provision for loan losses                                          45       --         90       36
                                                                  ------   ------     ------   ------
         Net interest income after provision for
            loan losses                                            2,448    2,239      4,855    4,351
NON-INTEREST INCOME
   Service charges on deposit accounts                               347      310        658      579
   Commission income                                                  56       58        122      142
   Gain on sale of securities                                         --       --         --       15
   Gain on sale of mortgage loans                                     --       55         --      126
   Other income                                                       17       12         39       28
                                                                  ------   ------     ------   ------
         Total non-interest income                                   420      435        819      890
                                                                  ------   ------     ------   ------
NON-INTEREST EXPENSE
   Compensation and benefits                                         906      802      1,783    1,597
   Occupancy and equipment                                           228      225        439      439
   Other operating expenses                                          532      435      1,045      879
                                                                  ------   ------     ------   ------
         Total non-interest expense                                1,666    1,462      3,267    2,915
                                                                  ------   ------     ------   ------
         Income before income taxes                                1,202    1,212      2,407    2,326
   Income tax expense                                                428      435        840      832
                                                                  ------   ------     ------   ------
         Net Income                                               $  774   $  777     $1,567   $1,494
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Unrealized gain (loss) on securities:
   Unrealized holding gains (losses) arising during the period       731      (32)       428      299
      Less: reclassification adjustment                               --       --         --       --
                                                                  ------   ------     ------   ------
         Other comprehensive income (loss)                           731      (32)       428      299
                                                                  ------   ------     ------   ------
         Comprehensive Income                                     $1,505   $  745     $1,995   $1,793
                                                                  ======   ======     ======   ======
         Net income per common share, basic                       $ 0.31   $ 0.32     $ 0.63   $ 0.61
                                                                  ======   ======     ======   ======
         Net income per common share, diluted                     $ 0.31   $ 0.31     $ 0.63   $ 0.60
                                                                  ======   ======     ======   ======

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                        -------------------
                                                                          2002       2001
                                                                        --------   --------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  1,567   $  1,494
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Amortization of premiums and accretion of discounts                     89         (1)
      Depreciation expense                                                   224        225
      Deferred income taxes                                                  (77)        (2)
      ESOP compensation expense                                               31         23
      Stock compensation expense                                              35         35
      Increase in cash value of life insurance                               (26)       (26)
      Provision for loan losses                                               90         36
      Net gain on sale of securities held to maturity                         --        (15)
      Proceeds from sales of mortgage loans                                   --      5,453
      Mortgage loans originated for sale                                      --     (5,327)
      Net gain on sale of mortgage loans                                      --       (126)
      (Increase) decrease in accrued interest receivable                     (71)       110
      Increase (decrease) in accrued interest payable                        (46)       128
      Net change in other assets/liabilities                                 (47)        45
                                                                        --------   --------
         Net Cash Provided By Operating Activities                         1,769      2,052
                                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net (increase) decrease in interest bearing deposits with banks      1,973     (3,364)
      Purchase of securities available for sale                          (15,209)   (17,857)
      Proceeds from maturities of securities available for sale            7,427      7,438
      Proceeds from sale of securities available for sale                    235         --
      Purchase of securities held to maturity                               (300)        --
      Proceeds from maturities of securities held to maturity                313      6,351
      Proceeds from sale of maturities held to maturity                       --        356
      Principal collected on mortgage-backed securities                      746        754
      Net increase in loans receivable                                    (3,173)    (8,139)
      Purchase of Federal Home Loan Bank stock                              (147)      (145)
      Proceeds from sale of foreclosed real estate                            63         --
      Purchase of premises and equipment                                    (927)      (108)
                                                                        --------   --------
         Net Cash Used By Investing Activities                            (8,999)   (14,714)
                                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                             4,050     11,778
      Net increase in advances from Federal Home Loan Bank                 2,803      2,636
      Net increase in retail repurchase agreements                           149        198
      Exercise of stock options                                               11         32
      Purchase of treasury stock                                              (8)       (31)
      Dividends paid                                                        (648)      (572)
                                                                        --------   --------
         Net Cash Provided By Financing Activities                         6,357     14,041
                                                                        --------   --------
Net Increase (Decrease) in Cash and Due From Banks                          (873)     1,379
Cash and due from banks at beginning of period                             7,184      6,010
                                                                        --------   --------
Cash and Due From Banks at End of Period                                $  6,311   $  7,389
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

     In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

     The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-QSB. Accordingly, they do not contain certain information included in the Company's annual audited consolidated financial statements and related footnotes for the year ended December 31, 2001 included in the Form 10-KSB.

     The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiary, First Harrison Financial Services, Inc. (formerly HCB Insurance Agency, Inc.). All material intercompany balances and transactions have been eliminated in consolidation.

2.   Supplemental Disclosures of Cash Flow Information

                                                                Six Months Ended
                                                                    June 30,
                                                                ----------------
                                                                 2002     2001
                                                                ------   ------
                                                                 (In thousands)
     Cash payments for:
     Interest                                                   $4,497   $4,865
     Taxes                                                         974      774

     Noncash investing activity:
        Amortized cost of securities transferred from held to
           maturity to available for sale                           --      182

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2002 and 2001:

                                                Three Months Ended   Six Months Ended
                                                    June 30,             June 30,
                                                ------------------   ----------------
                                                   2002    2001        2002    2001
                                                  ------   ----        -----   -----
                                                           (In thousands)
     Unrealized gains (losses) on securities:
        Unrealized holding gains
           (losses)
           arising during the period              $1,211   $(53)       $ 708   $ 495
        Income tax expense (benefit)                (480)    21         (280)   (196)
                                                  ------   ----        -----   -----
              Net of tax amount                      731    (32)         428     299
                                                  ------   ----        -----   -----
        Less: reclassification
           adjustment for (gains)
           losses included in net income              --     --           --      --
           Income tax expense (benefit)               --     --           --      --
                                                  ------   ----        -----   -----
     Other comprehensive income (loss)            $  731   $(32)       $ 428    $299
                                                  ======   ====        =====   =====

4.   Supplemental Disclosure for Earnings Per Share

                                                            Three months ended        Six months ended
                                                                 June 30,                 June 30,
                                                            2002         2001         2002         2001
                                                         ----------   ----------   ----------   ----------
                                                           (Dollars in thousands, except per share data)
     Basic:
           Net income                                    $      774   $      777   $    1,567   $    1,494
                                                         ==========   ==========   ==========   ==========
        Shares:
           Weighted average common shares outstanding     2,474,262    2,465,335    2,473,204    2,463,546
                                                         ==========   ==========   ==========   ==========

           Net income per common share, basic            $     0.31   $     0.32   $     0.63   $     0.61
                                                         ==========   ==========   ==========   ==========
     Diluted:
        Net income                                       $      774   $      777   $    1,567   $    1,494
                                                         ==========   ==========   ==========   ==========
        Shares:
           Weighted average common shares outstanding     2,474,262    2,465,335    2,473,204    2,463,546
           Add: Dilutive effect of outstanding options       28,849        6,062       26,146        7,466
           Add: Dilutive effect of restricted share
              awards                                          4,110          616        3,608          650
                                                         ----------   ----------   ----------   ----------
           Weighted average common shares
              outstanding, as adjusted                    2,507,221    2,472,013    2,502,958    2,471,662
                                                         ==========   ==========   ==========   ==========

     Net income per common share, diluted                $     0.31   $     0.31   $     0.63   $     0.60
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

Financial Condition

     Total assets increased from $282.8 million at December 31, 2001 to $291.3 million at June 30, 2002, an increase of 3.0%. When compared to June 30, 2001, the growth in assets was $26.6 million or 10.0%.

     Net loans receivable were $201.7 million at December 31, 2001, compared to $204.8 million at June 30, 2002, a 1.5% increase. This increase is primarily the result of increases in home equity lines of credit and residential mortgages of $8.6 million offset by reductions in commercial and installment loans of $4.2 million. Residential construction loans also decreased by $1.3 million during the period.

     Securities available for sale increased $7.5 million from $54.9 million at December 31, 2001 to $62.4 million at June 30, 2002 as a result of purchases of $15.2 million, offset by maturities of $7.4 million, principal repayments of $695,000 and sales of $235,000.

     Investment securities held-to-maturity decreased $66,000 as a result of purchases of $300,000, offset by maturities of $313,000 and principal repayments of $51,000.

     Cash and interest bearing deposits with banks decreased from $12.4 million at December 31, 2001 to $9.5 million at June 30, 2002 due to excess liquidity being invested in securities which generate higher yields than overnight funds.

     Total deposits increased 2.0% from $204.1 million at December 31, 2001 to $208.2 million at June 30, 2002. Time deposits grew by $3.6 million while checking and savings accounts grew by $459,000 during the period.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Federal Home Loan Bank borrowings increased $2.8 million from $42.8 million at December 31, 2001 to $45.6 million at June 30, 2002. The new advances were drawn primarily to take advantage of historically low interest rates at favorable terms.

     Total stockholders' equity increased from $33.5 million at December 31, 2001 to $34.9 million at June 30, 2002 primarily as a result of retained net income of $919,000 and net unrealized gains of $428,000 on securities available for sale.

Results of Operations

     Net income for the six month periods ended June 30, 2002 and 2001. Net income was $1.6 million ($.63 per share diluted) for the six months ended June 30, 2002 compared to $1.5 million ($.60 per share diluted) for the six months ended June 30, 2001. Net income increased due to an increase in net interest income partially offset by an increase in noninterest expense and a decrease in noninterest income.

     Net income for the three month periods ended June 30, 2002 and 2001. Net income was $774,000 ($.31 per share diluted) for the three months ended June 30, 2002 compared to $777,000 ($.31 per share diluted) for the three months ended June 30, 2001. Net income decreased for 2002 compared to 2001 due to an increase in noninterest expense offset by an increase in net interest income.

     Net interest income for the six month periods ended June 30, 2002 and 2001. Net interest income increased 12.7% from $4.4 million in 2001 to $4.9 million in 2002 primarily as a result of a decrease in the average cost of funds.

     Total interest income increased $18,000 during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The average balance of interest-earning assets was $272.7 million for the six month period ended June 30, 2002 compared to $242.0 for the same period in 2001. However, the average tax-equivalent yield on interest-earning assets decreased from 7.85% in 2001 to 6.98% in 2002 due to the markedly lower interest rate environment.

     Total interest expense decreased $540,000 to $4.5 million for the six months ended June 30, 2002 as compared to $5.0 million for the same period in 2001. Interest on deposits decreased by $870,000 while the interest on Federal Home Loan Bank advances increased by $331,000 when comparing the first six months of 2002 against the same period in 2001. The average balance of interest-bearing liabilities increased from $204.1 million in 2001 to $232.9 million in 2002 while the average rate on these same liabilities decreased from 4.89% in 2001 to 3.82% in 2002. The Bank's tax-equivalent interest rate spread increased from 2.96% to 3.16% when comparing the first six months results of 2001 with the same period in 2002 primarily due to the Bank's interest-bearing liabilities repricing faster than the interest-earning assets.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Net interest income for the three month periods ended June 30, 2002 and 2001. Net interest income increased from $2.2 million for the three months ended June 30, 2001 to $2.5 million for the same period in 2002 due primarily to a decrease in the average cost of funds.

     Total interest income increased $19,000 for the three months ended June 30, 2002 as compared to the same period in 2001. The increase was a result of higher average balances in net loans receivable and investment securities offset by lower yields on these assets. The average balance of net loans receivable and investment securities increased from $185.2 million and $52.1 million, respectively, for the three months ended June 30, 2001 to $204.8 million and $63.9 million for the three months ended June 30, 2002. The average yield on interest-earning assets decreased from 7.68% for the three months ended June 30, 2001 to 6.89% for the same period in 2002.

     Total interest expense decreased $235,000 to $2.2 million for the three months ended June 30, 2002 compared to $2.5 million for the same period in 2001 due to the previously mentioned reduction in the average cost of interest-bearing liabilities.

     Provision for loan losses. The provision for loan losses was $90,000 for the six month period ended June 30, 2002 compared to $36,000 for the same period in 2001. During 2002, net loans receivable increased by $3.1 million primarily due to increases in residential mortgages and home equity lines of credit by $3.8 million and $3.4 million, respectively. Offsetting these increases were decreases of $2.8 million in commercial loans and $1.3 million in consumer loans. Residential mortgage loans and home equity lines of credit have an inherently lower degree of credit risk than commercial and consumer loans. However, the consistent application of management's allowance methodology resulted in an increase in the provision for loan losses due to net charge-offs during the six months ended June 30, 2002 of $68,000 compared to $14,000 for the same period in 2001.

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

     The allowance for loan losses was $1.1 million at both June 30, 2002 and December 31, 2001. Management has deemed these amounts as adequate on those dates based on its risk analysis. At June 30, 2002 and at December 31, 2001, nonperforming loans amounted to $1.3 million. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $537,000, nonresidential mortgages amounting to $176,000 and consumer loans of $151,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

     Noninterest income for the six month periods ended June 30, 2002 and 2001. Noninterest income decreased 8.0% to $819,000 for the six months ended June 30, 2002 compared to $890,000 for the six months ended June 30, 2001. The Bank recognized gains of $126,000 on the sale of loans during the first six months of 2001. The Bank sold no loans during same period in 2002 in an effort to better leverage the Bank's capital. Service charges on deposits increased 13.6% to $658,000 for the six months ended June 30, 2002 compared to $579,000 for the same period in 2001 primarily due to fees collected on checking accounts with overdraft protection which the Bank began to offer in 2001.

     Noninterest income for the three month periods ended June 30, 2002 and 2001. Noninterest income decreased 3.4% to $420,000 for the three months ended June 30, 2002 compared to $435,000 during the same period in 2001. Again, this is attributable to the Bank recognizing gains of $55,000 on the sale of loans during the second quarter of 2001 and the Bank not selling any loans during the second quarter of 2002.

     Noninterest expense for the six month periods ended June 30, 2002 and 2001. Noninterest expense increased by $352,000 or 12.1% for the six month period ended June 30, 2002 as compared to the same period in 2001 primarily due to increases in compensation and benefits and other operating expenses.

     Compensation and benefits increased by $186,000 when making comparisons between the first six months of 2002 and 2001. This increase is due to normal salary increases, an increase in staff, an increase in the cost of employee health insurance and a reduction in compensation and benefit costs deferred in connection with loan originations. The refinancing wave the Bank experienced during the first six months of 2001 resulted in a reduction of compensation and benefits of $220,000 during that time period due to the deferral of these costs associated with underwriting loans. During the first six months of 2002, that figure has decreased by $57,000 as the pace of loan originations has declined.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Other significant increases in noninterest expenses for 2002 compared to 2001 include loan expenses, ATM processing fees, office supplies expense and correspondent bank charges.

     Noninterest expense for the three month periods ended June 30, 2002 and 2001. Noninterest expense increased 14.0% to $1.7 million for the three month period ended June 30, 2002 compared to $1.5 million for the same period in 2001. Compensation and benefits increased $104,000 compared to the same quarter last year. The reduction in compensation and benefits deferred in connection with loan originations accounted for $66,000 of this increase. Other operating expenses increased $97,000 from 2001 to 2002 primarily due to increases in telephone expenses, loan expenses and consulting fees.

     Income tax expense. Income tax expense for the six month period ended June 30, 2002 was $840,000, compared to $832,000 for the same period in 2001. The effective tax rate decreased from 35.8% for 2001 to 34.9% for 2002. Income tax expense for the three month period ended June 30, 2002 was $428,000, compared to $435,000 for the same quarter in 2001. The effective tax rate for the three month period in 2002 was 35.6% compared to 35.9% for 2001.

Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2002, the Bank had cash and interest-bearing deposits with banks of $9.5 million and securities available-for-sale with a fair value of $62.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 2002, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 11.5%, 11.5% and 20.3%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on April 24, 2002. There were 2,539,120 shares entitled to vote at the time of the annual meeting. Holders of 1,989,804 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

          1.   The following individuals were elected as directors:

                                       Vote        Vote     Term to
                     Name               For      Withheld   Expire
               -------------------   ---------   --------   -------
               J. Gordon Pendleton   1,945,483    44,321      2005

               Gerald L. Uhl         1,945,537    44,267      2005

               Dennis L. Huber       1,944,178    45,626      2005

               William W. Harrod     1,945,592    44,212      2005

               The terms of directors John W. Buschemeyer, James S. Burden, James E. Nett, Kenneth R. Saulman, Mark D. Shireman, Michael L. Shireman, and Samuel E. Uhl continued after the annual meeting. Following the meeting, Earl H. Book and Loren E. Voyles retired from the Board of Directors. These seats on the Board will not be filled at this time.

          2. The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2002 was ratified by stockholders by the following vote:

               For 1,959,038; Against 11,728; Abstain 19,038

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 CEO Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 CFO Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           FIRST CAPITAL, INC.
                                           (Registrant)


Dated  August 13, 2002                     BY: /s/ William W. Harrod
                                               ---------------------------------
                                               William W. Harrod
                                               President and CEO


Dated  August 13, 2002                     BY: /s/ Michael C. Frederick
                                               ---------------------------------
                                               Michael C. Frederick
                                               Senior Vice President
                                                  and Treasurer