Form 10QSB
period 2002-09-30
FIRST CAPITAL INC
filed 2002-11-14
CIK 1070296

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                                   (Mark One)
                                   ----------
     (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002
                                               ------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________to _____________

                           Commission File No. 0-25023
                                               -------

                               First Capital, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

              Indiana                                          35-2056949
   -----------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification Number)

                  220 Federal Drive NW, Corydon, Indiana 47112
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 1-812-738-2198
                                                           --------------
                                 Not applicable
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

     APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,542,688 shares of common stock were outstanding as of October 31, 2002.


Transitional Small Business Issuer Format: Yes _____   No   X
                                                          -----

FIRST CAPITAL, INC

                                      INDEX

Part I     Financial Information                                           Page
                                                                           ----
           Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of September 30, 2002
               and December 31, 2001 (unaudited)                             3

             Consolidated Statements of Income for the three months and
               nine months ended September 30, 2002 and 2001 (unaudited)     4

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2002 and 2001 (unaudited)                 5

             Notes to consolidated financial statements (unaudited)         6-7

           Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-12

           Item 3. Controls and Procedures                                  13

Part II    Other Information                                                14


Signatures                                                                  15


Certifications                                                            16-17

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,    December 31,
                                                                      -------------    ------------
                                                                          2002             2001
                                                                          ----             ----
                                                                              (In thousands)
ASSETS
Cash and due from banks                                                 $   7,169       $   7,184
Interest bearing deposits with banks                                        3,186           5,199
Securities available for sale, at fair value                               67,714          54,891
Securities-held to maturity                                                 1,647           1,836
Loans receivable, net                                                     211,096         201,730
Federal Home Loan Bank stock, at cost                                       2,482           2,179
Foreclosed real estate                                                        147             212
Premises and equipment                                                      6,774           5,940
Accrued interest receivable:
   Loans                                                                    1,026           1,043
   Securities                                                                 702             798
Cash value of life insurance                                                1,254           1,214
Other assets                                                                  502             597
                                                                        -------------------------
     Total Assets                                                       $ 303,699       $ 282,823
                                                                        =========================
LIABILITIES
Deposits:
   Noninterest-bearing                                                  $  20,090       $  18,629
   Interest-bearing                                                       195,835         185,493
                                                                        -------------------------
        Total Deposits                                                    215,925         204,122

Retail repurchase agreements                                                  188             284
Advances from Federal Home Loan Bank                                       49,320          42,825
Accrued interest payable                                                    1,207           1,253
Accrued expenses and other liabilities                                      1,269             859
                                                                        -------------------------
     Total Liabilities                                                    267,909         249,343
                                                                        -------------------------

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share
   Authorized 1,000,000 shares; none issued                                     -               -
Common stock of $.01 par value per share
   Authorized 5,000,000 shares; issued 2,551,103 shares
   (2,545,961 shares in 2001)                                                  26              25
Additional paid-in capital                                                 12,938          12,878
Retained earnings-substantially restricted                                 22,551          21,127
Unearned ESOP shares                                                         (451)           (482)
Unearned stock compensation                                                  (161)           (212)
Accumulated other comprehensive income                                      1,004             231
Less treasury stock, at cost - 8,975 shares (7,146 shares in 2001)           (117)            (87)
                                                                        -------------------------
     Total Stockholders' Equity                                            35,790          33,480
                                                                        -------------------------
     Total Liabilities and Stockholders' Equity                         $ 303,699       $ 282,823
                                                                        =========================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                            2002      2001          2002      2001
INTEREST INCOME                                             (In thousands, except per share data)
   Loans receivable, including fees                       $  3,899   $  3,926    $ 11,582   $ 11,526
   Securities
     Taxable                                                   667        660       2,020      1,969
     Tax-exempt                                                113         94         303        273
   Federal Home Loan Bank dividends                             38         33         107         95
   Interest bearing deposits with banks                         51         98         153        327
                                                          -------------------    -------------------
        Total interest income                                4,768      4,811      14,165     14,190
INTEREST EXPENSE
   Deposits                                                  1,536      1,952       4,688      5,974
   Retail repurchase agreements                                  1          1           2          3
   Advances from Federal Home Loan Bank                        697        563       1,996      1,531
                                                          -------------------    -------------------
        Total interest expense                               2,234      2,516       6,686      7,508
        Net interest income                                  2,534      2,295       7,479      6,682
   Provision for loan losses                                    65          -         155         36
                                                          -------------------    -------------------
        Net interest income after provision for
          loan losses                                        2,469      2,295       7,324      6,646
NON-INTEREST INCOME
   Service charges on deposit accounts                         355        309       1,013        888
   Commission income                                            79         49         201        191
   Gain on sale of securities                                    -          -           -         15
   Gain on sale of mortgage loans                                -          8           -        134
   Other income                                                 13         20          49         69
                                                          -------------------    -------------------
          Total non-interest income                            447        386       1,263      1,297
                                                          -------------------    -------------------
NON-INTEREST EXPENSE
   Compensation and benefits                                   893        798       2,676      2,395
   Occupancy and equipment                                     238        228         677        667
   Other operating expenses                                    500        457       1,542      1,357
                                                          -------------------    -------------------
        Total non-interest expense                           1,631      1,483       4,895      4,419
                                                          -------------------    -------------------
        Income before income taxes                           1,285      1,198       3,692      3,524
   Income tax expense                                          456        423       1,296      1,255
                                                          -------------------    -------------------
        Net Income                                        $    829   $    775    $  2,396   $  2,269
OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized gain on securities:
   Unrealized holding gains arising during the period          345        484         773        784
     Less: reclassification adjustment                           -          -           -          -
                                                          -------------------    -------------------
        Other comprehensive income                             345        484         773        784
                                                          -------------------    -------------------
        Comprehensive Income                              $  1,174   $  1,259    $  3,169   $  3,053
                                                          ===================    ===================
        Net income per common share, basic                $   0.33   $   0.31    $   0.97   $   0.92
                                                          ===================    ===================
        Net income per common share, diluted              $   0.33   $   0.31    $   0.96   $   0.92
                                                          ===================    ===================

See accompanying notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                       FIRST CAPITAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES                                                      (In thousands)
   Net income                                                                           $  2,396   $  2,269
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization of premiums and accretion of discounts                                  143         16
        Depreciation expense                                                                 346        342
        Deferred income taxes                                                               (107)       (25)
        ESOP compensation expense                                                             49         42
        Stock compensation expense                                                            52         53
        Increase in cash value of life insurance                                             (40)       (39)
        Provision for loan losses                                                            155         36
        Net gain on sale of securities held to maturity                                        -        (15)
        Proceeds from sales of mortgage loans                                                  -      6,033
        Mortgage loans originated for sale                                                     -     (5,899)
        Net gain on sale of mortgage loans                                                     -       (134)
        Decrease in accrued interest receivable                                              113        101
        Increase (decrease) in accrued interest payable                                      (46)        83
        Net change in other assets/liabilities                                               107        317
                                                                                        -------------------
          Net Cash Provided By Operating Activities                                        3,168      3,180
                                                                                        -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Net (increase) decrease in interest bearing deposits with banks                    2,013     (1,029)
        Purchase of securities available for sale                                        (23,462)   (33,482)
        Proceeds from maturities of securities available for sale                         10,577     15,588
        Proceeds from sale of securities available for sale                                  235          -
        Purchase of securities held to maturity                                             (300)         -
        Proceeds from maturities of securities held to maturity                              419      8,189
        Proceeds from sale of maturities held to maturity                                      -        356
        Principal collected on mortgage-backed securities                                  1,034      1,173
        Net increase in loans receivable                                                  (9,698)   (16,568)
        Purchase of Federal Home Loan Bank stock                                            (303)      (475)
        Proceeds from sale of foreclosed real estate                                         242          -
        Purchase of premises and equipment                                                (1,179)      (142)
                                                                                        -------------------
          Net Cash Used By Investing Activities                                          (20,422)   (26,390)
                                                                                        -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                          11,803     14,524
        Net increase in advances from Federal Home Loan Bank                               6,495      9,501
        Net increase (decrease) in retail repurchase agreements                              (96)        93
        Exercise of stock options                                                             39         29
        Purchase of treasury stock                                                           (30)       (81)
        Dividends paid                                                                      (972)      (870)
                                                                                        -------------------
          Net Cash Provided By Financing Activities                                       17,239     23,196
                                                                                        -------------------
Net Decrease in Cash and Due From Banks                                                      (15)       (14)
Cash and due from banks at beginning of period                                             7,184      6,010
                                                                                        -------------------
Cash and Due From Banks at End of Period                                                $  7,169   $  5,996
                                                                                        ===================

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

     In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. All of these adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.

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

2.   Supplemental Disclosures of Cash Flow Information

                                                                  Nine Months Ended
                                                                    September 30,
                                                                    ------------
                                                                 2002           2001
                                                                 ----           ----
                                                                    (In thousands)
       Cash payments for:
         Interest                                                $6,732       $7,424
         Taxes                                                    1,543        1,206

       Noncash investing activity:
         Amortized cost of securities transferred from held to
             maturity to available for sale                           -          182

3.   Pending Merger

     On September 25, 2002, the Company and Hometown Bancshares, Inc. (Hometown), the bank holding company for Hometown National Bank in New Albany, Indiana, entered into an Agreement and Plan of Merger whereby each of the issued and outstanding common shares of Hometown will be exchanged for shares of the Company or $46.50 in cash per share. The number of shares of the Company's common stock to be exchanged for each share of Hometown common stock will be based on the average closing price of the Company's common stock over a twenty day trading period shortly before the closing of the merger. Elections to receive stock, cash or a combination of stock and cash by the shareholders of Hometown will be limited by a requirement that 50% of the total number of outstanding shares of Hometown common stock be exchanged for the Company's common stock. The merger is subject to regulatory and stockholder approvals. It is anticipated that the merger will be consummated in March 2003.

                      FIRST CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Comprehensive Income

     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2002 and 2001:

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                             -------------         -------------
                                                            2002       2001       2002       2001
                                                            ----       ----       ----       ----
          Unrealized gains on securities:                              (In thousands)
              Unrealized holding gains
                    arising during the period             $   571    $   802    $ 1,208    $ 1,298
              Income tax expense                             (226)      (318)      (507)      (514)
                                                          ----------------------------------------
                  Net of tax amount                           345        484        773        784
                                                          ----------------------------------------
              Less: reclassification
                adjustment for (gains)
                losses included in net income                  --         --         --         --
                Income tax expense (benefit)                   --         --         --         --
                                                          ----------------------------------------
          Other comprehensive income                      $   345    $   484    $   773    $   784
                                                          ========================================

5.   Supplemental Disclosure for Earnings Per Share

                                                                   Three months ended          Nine months ended
                                                                      September 30,               September 30,
                                                                   2002           2001         2002          2001
                                                                   ----           ----         ----          ----
                                                                   (Dollars in thousands, except per share data)
          Basic:
               Net income                                      $       829    $      775   $      2,396   $    2,269
                                                               =======================================================
          Shares:
               Weighted average common shares outstanding        2,477,636     2,462,891      2,474,692    2,463,318
                                                               =======================================================

               Net income per common share, basic              $      0.33    $     0.31   $       0.97   $     0.92
                                                               =======================================================

          Diluted:
            Net income                                         $       829    $      775   $      2,396   $    2,269
                                                               =======================================================
           Shares:
               Weighted average common shares outstanding        2,477,636     2,462,891      2,474,692    2,463,318
               Add: Dilutive effect of outstanding options          30,894        19,162         27,794       12,447
               Add: Dilutive effect of restricted share awards       5,268         3,921          4,192        1,979
                                                               -------------------------------------------------------
               Weighted average common shares
                  outstanding, as adjusted                       2,513,798     2,485,974      2,506,678    2,477,744
                                                               =======================================================

          Net income per common share, diluted                 $      0.33    $     0.31   $       0.96   $     0.92
                                                               =======================================================

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

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as may be required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

Financial Condition

     Total assets increased 7.4% from $282.8 million at December 31, 2001 to $303.7 million at September 30, 2002. Investment securities and net loans receivable provided the majority of this growth. The funding was provided by increases in deposits and borrowings from the Federal Home Loan Bank of Indianapolis.

     Net loans receivable grew from $201.7 million at December 31, 2001 to $211.1 million at September 30, 2002, a 4.6% increase. Residential mortgages and home equity lines of credit increased $10.3 million and $5.4 million, respectively, during this time period. Commercial and installment loans decreased by $1.8 million and $1.3 million, respectively, to offset some of the loan growth.

     Securities available for sale increased $12.8 million from $54.9 million at December 31, 2001 to $67.7 million at September 30, 2002. The increase was primarily due to purchases of $23.5 million offset by maturities of $10.6 million, principal repayments of $965,000 and sales of $235,000.

     Investment securities held-to-maturity decreased $189,000 as a result of purchases of $300,000, offset by maturities of $419,000 and principal repayments of $68,000.

     Cash and interest bearing deposits with banks decreased from $12.4 million at December 31, 2001 to $10.4 million at September 30, 2002 due to excess liquidity being invested in securities which generate higher yields than overnight funds.

     Total deposits grew 5.8%, from $204.1 million at December 31, 2001 to $215.9 million at September 30, 2002. Checking and savings accounts increased $6.6 million while time deposits increased $5.2 million during the period.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Federal Home Loan Bank borrowings increased $6.5 million from $42.8 million at December 31, 2001 to $49.3 million at September 30, 2002. The new advances were drawn primarily to fund loan growth while taking advantage of historically low interest rates at favorable terms.

     Total stockholders' equity increased from $33.5 million at December 31, 2001 to $35.8 million at September 30, 2002 primarily as a result of retained net income of $1.4 million and net unrealized gains of $773,000 on securities available for sale.

Results of Operations

     Net income for the nine month periods ended September 30, 2002 and 2001. Net income was $2.4 million ($.96 per share diluted) for the nine months ended September 30, 2002 compared to $2.3 million ($.92 per share diluted) for the nine months ended September 30, 2001. Net income increased due to an increase in net interest income partially offset by increases in noninterest expense and the provision for loan losses and a decrease in noninterest income.

     Net income for the three month periods ended September 30, 2002 and 2001. Net income was $829,000 ($.33 per share diluted) for the three months ended September 30, 2002 compared to $775,000 ($.31 per share diluted) for the three months ended September 30, 2001. Net income increased for 2002 compared to 2001 due to increases in net interest income and noninterest income offset by increases in noninterest expense and the provision for loan losses.

     Net interest income for the nine month periods ended September 30, 2002 and 2001. Net interest income increased 11.9% from $6.7 million in 2001 to $7.5 million in 2002 primarily as a result of a decrease in the average cost of funds partially offset by an increase in interest-earning assets.

     Total interest income decreased $25,000 during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The average balance of interest-earning assets was $276.6 million for the nine month period ended September 30, 2002 compared to $246.8 for the same period in 2001. However, the average tax-equivalent yield on interest-earning assets decreased from 7.76% in 2001 to 6.92% in 2002 due to the markedly lower interest rate environment.

     Total interest expense decreased $822,000 to $6.7 million for the nine months ended September 30, 2002 compared to $7.5 million for the same period in 2001. Interest on deposits decreased by $1.3 million while the interest on Federal Home Loan Bank advances increased by $465,000 when comparing the first nine months of 2002 against the same period in 2001. The average balance of interest-bearing liabilities increased from $208.2 million in 2001 to $235.7 million in 2002 while the average rate on interest-bearing liabilities decreased from 4.81% in 2001 to 3.78% in 2002. The Bank's tax-equivalent interest rate spread increased from 2.95% to 3.14% when comparing the first nine months results of 2001 with the same period in 2002 primarily due to the Bank's interest-bearing liabilities repricing faster than the interest-earning assets.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     Net interest income for the three month periods ended September 30, 2002 and 2001. Net interest income increased from $2.3 million for the three months ended September 30, 2001 to $2.5 million for the same period in 2002 due primarily to a decrease in the average cost of funds.

     Total interest income decreased $43,000 for the three months ended September 30, 2002 compared to the same period in 2001. The decrease was a result of a lower average yield on interest-earning assets which was offset by higher average balances in these interest-earning assets. The average balance of net loans receivable and investment securities increased from $193.2 million and $54.5 million, respectively, for the three months ended September 30, 2001 to $209.3 million and $66.5 million for the three months ended September 30, 2002. The average yield on interest-earning assets decreased from 7.60% for the three months ended September 30, 2001 to 6.84% for the same period in 2002.

     Total interest expense decreased $282,000 to $2.2 million for the three months ended September 30, 2002 compared to $2.5 million for the same period in 2001 due to the average cost of interest-bearing liabilities decreasing from 4.65% for the three months ended September 30, 2001 to 3.71% for the same period in 2002.

     Provision for loan losses. The provision for loan losses was $155,000 for the nine month period ended September 30, 2002 compared to $36,000 for the same period in 2001. During 2002, net loans receivable increased by $9.4 million primarily due to increases in residential mortgages and home equity lines of credit by $15.7 million. Offsetting these increases were decreases of $3.1 million in commercial and consumer loans. Residential mortgage loans and home equity lines of credit have an inherently lower degree of credit risk than commercial and consumer loans. However, the consistent application of management's allowance methodology resulted in an increase in the provision for loan losses due to net charge-offs during the nine months ended September 30, 2002 of $150,000 compared to $118,000 for the same period in 2001 and the general weakening of economic conditions.

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

     The allowance for loan losses was $1.1 million at both September 30, 2002 and December 31, 2001. Management has deemed these amounts as adequate on those dates based on its risk analysis. At September 30, 2002 nonperforming loans totaled $1.4 million, compared to $1.3 million at December 31, 2001. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $680,000, nonresidential mortgages amounting to $176,000 and consumer and commercial loans of $171,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

     Noninterest income for the nine month periods ended September 30, 2002 and 2001. Noninterest income decreased 2.6%, or $34,000, for the nine months ended September 30, 2002 compared to the same period of 2001. The Bank recognized gains of $134,000 on the sale of loans during the first nine months of 2001. The Bank sold no loans during the same period in 2002 in an effort to better leverage the Bank's capital. Service charges on deposits increased to $1.0 million for the nine months ended September 30, 2002 compared to $888,000 for the nine months ended September 30, 2001. Overdraft charges on the new "Carefree checking" account offered by the Bank is the primary reason for this increase.

     Noninterest income for the three month periods ended September 30, 2002 and 2001. Noninterest income increased 15.8% to $447,000 for the three months ended September 30, 2002 compared to $386,000 during the same period in 2001. Service charges on deposits and commission income increased $46,000 and $30,000, respectively, when comparing the three months ended September 30, 2002 to the same period in 2001.

     Noninterest expense for the nine month periods ended September 30, 2002 and 2001. Noninterest expense increased 10.8% to $4.9 million for the nine month period ended September 30, 2002, compared to $4.4 million for the same period in 2001 primarily due to increases in compensation and benefits and other operating expenses.

     Compensation and benefits increased by $281,000 when comparing the first nine months of 2002 and 2001. This increase is due to normal salary increases, an increase in staff, an increase in the cost of employee health insurance and a reduction in compensation and benefit costs deferred in connection with loan originations. The refinancing wave the Bank experienced during the first nine months of 2001 resulted in a reduction of compensation and benefits of $364,000 during that time period due to the deferral of these costs associated with underwriting loans. During the first nine months of 2002, that figure has decreased by $81,000 as the pace of loan originations has declined.

                                 PART I - ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                      FIRST CAPITAL, INC. AND SUBSIDIARIES


     Other operating expenses increased $185,000 compared to the same period in 2001 primarily due to increases in ATM processing fees, office supplies, correspondent banking expenses and consulting fees.

     Noninterest expense for the three month periods ended September 30, 2002 and 2001. Noninterest expense increased 10.0%, or $148,000, for the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001. Compensation and benefits increased $95,000 compared to the same quarter last year. Normal salary increases and an increase in staff were the primary factors in this increase. Other operating expenses increased $43,000 due to increases in postage, ATM processing fees, consulting fees and community donations.

     Income tax expense. Income tax expense for the nine month periods ended September 30, 2002 and September 30, 2001 was $1.3 million. The effective tax rate decreased from 35.6% for 2001 to 35.1% for 2002. Income tax expense for the three month period ended September 30, 2002 was $456,000, compared to $423,000 for the same quarter in 2001. The effective tax rate for the three month period in 2002 was 35.5% compared to 35.3% for 2001.


Liquidity and Capital Resources

     The Bank's primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2002, the Bank had cash and interest-bearing deposits with banks of $10.4 million and securities available-for-sale with a fair value of $67.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

     The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 2002, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 10.8%, 10.8% and 19.2%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

                                 PART I - ITEM 3

                             CONTROLS AND PROCEDURES
                      FIRST CAPITAL, INC. AND SUBSIDIARIES

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined on Section 13(a) - 14(c) of the Securities and Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

          Not applicable

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          3.1 Articles of Incorporation of First Capital, Inc. (incorporated by reference to Registration Statement on Form SB-2, and amendments thereto, File Number 333-63515)

          3.2 Second Amended and Restated Bylaws of First Capital, Inc. (incorporated by reference to Form 10-KSB filed on April 1,
                  2002)

          99.1 CEO Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 CFO Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

          On September 30, 2002, the Company filed a Form 8-K to announce a merger agreement with Hometown Bancshares, Inc. under which Hometown will merge with and into the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST CAPITAL, INC.
                                            (Registrant)



  Dated  November 13, 2002                  BY:  /s/ William W. Harrod
  --------------------------------             ---------------------------------
                                                     William W. Harrod
                                                     President and CEO

  Dated  November 13, 2002                  BY:  /s/ Michael C. Frederick
  ---------------------------------            ---------------------------------
                                                     Michael C. Frederick
                                                     Senior Vice President
                                                       and Treasurer

                                  CERTIFICATION

I, William W. Harrod, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Capital, Inc. and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 13, 2002             BY:   /s/ William W. Harrod
       -------------------                 -----------------------
                                           William W. Harrod
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Michael C. Frederick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Capital, Inc. and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  November 13, 2002               BY:   /s/ Michael C. Frederick
       -------------------                   ------------------------
                                             Michael C. Frederick
                                             Senior Vice President and Treasurer