Form 10-K
period 2002-12-31
FIRST CAPITAL INC
filed 2003-03-31
CIK 1070296

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-25023

                               FIRST CAPITAL, INC.
           -----------------------------------------------------------
                 (Name of small business issuer in its charter)

               Indiana                                 35-2056949
-----------------------------------------    ---------------------------------
   (State or other jurisdiction of                  (I.R.S.Employer
    incorporation or organization)                Identification No.)

220 Federal Drive, N.W., Corydon, Indiana                47112
-----------------------------------------    ---------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:                          (812) 738-2198

Securities registered under 12(b) of the Exchange Act:      None

Securities registered under
 Section 12(g) of the Exchange Act:     Common Stock, par value $0.01 per share
                                                     (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

          The issuer's revenues for the year ended December 31, 2002 were $20.6 million.

          The aggregate market value of the voting common equity held by non-affiliates as of March 3, 2003 was approximately $49.4 million. This figure is based on the average of the bid and asked price on the Nasdaq Stock Market for a share of the issuer's common stock on March 3, 2003, which was $21.13 per share. For purposes of this calculation, the issuer is assuming that the issuer's directors and executive officers are affiliates.

          As of March 3, 2003, there were 2,538,171 shares of the registrant's common stock outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2002 ("Annual Report"). (Parts I and II)

2. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement"). (Part III)

                                      INDEX

                                                                                                      PAGE
                                     Part I

Item 1.   Description of Business........................................................................3
Item 2.   Description of Property.......................................................................24
Item 3.   Legal Proceedings.............................................................................24
Item 4.   Submission of Matters to a Vote of Security Holders...........................................25

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters......................................25
Item 6.   Management's Discussion and Analysis..........................................................25
Item 7.   Financial Statements..........................................................................25
Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure .........25

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act........................................................25
Item 10.  Executive Compensation........................................................................26
Item 11.  Security Ownership of Certain Beneficial Owners and Management................................26
Item 12.  Certain Relationships and Related Transactions................................................26
Item 13.  Exhibits and Reports on Form 8-K..............................................................27
Item 14.  Controls and Procedures ......................................................................27

SIGNATURES
CERTIFICATIONS

          This report contains certain "forward-looking statements" concerning the future operations of First Capital, Inc. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the market area in which First Capital operates, as well as nationwide, First Capital's ability to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as may be required by applicable law or regulation, First Capital assumes no obligation to update any forward-looking statements.

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

          On September 25, 2002, the Company and Hometown Bancshares, Inc., the bank holding company for Hometown National Bank in New Albany, Indiana, entered into an Agreement and Plan of Merger whereby each of the issued and outstanding common shares of Hometown will be exchanged for shares of the Company or $46.50 in cash per share. The merger is subject to regulatory and stockholder approvals. It is anticipated that the merger will be consummated in March 2003.

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

MARKET AREA AND COMPETITION

          The Bank considers Harrison, Floyd, and Washington counties in Indiana as its primary market area. All of our offices are located in these three counties, which results in most of our loans being made in these three counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. The Bank aggressively competes for business with local banks as well as large regional banks. Its most direct competition for deposit and loan business has come from the commercial banks operating in these three counties. The Bank is the leader in deposit market share in Harrison County, its primary county of operation.

LENDING ACTIVITIES

          General. The principal lending activity of the Bank is the origination of residential mortgage loans. To a lesser extent, the Bank also originates consumer, commercial business, commercial real estate (including farm properties) and residential construction loans.

          Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                         AT DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                          2002                       2001                       2000
                                                -----------------------    -----------------------    -----------------------
                                                  AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT
                                                ----------   ----------    ----------   ----------    ----------   ----------
                                                                           (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential (1) ...........................   $  145,467        65.79%   $  132,350        64.35%   $  109,813        59.80%
  Land ......................................        4,821         2.18         4,381         2.13         3,356         1.83
  Commercial real estate ....................       16,760         7.58        15,811         7.69        20,372        11.10
  Residential construction (2) ..............        9,783         4.42        10,477         5.09         9,665         5.26
                                                ----------   ----------    ----------   ----------    ----------   ----------
    Total mortgage loans ....................      176,831        79.97       163,019        79.26       143,206        77.99
                                                ----------   ----------    ----------   ----------    ----------   ----------
Consumer Loans:
 Home equity and second
  mortgage loans ............................       18,640         8.43        12,963         6.30        11,349         6.18
 Automobile loans ...........................        9,598         4.34        10,376         5.04        10,156         5.53
 Loans secured by savings accounts ..........        1,249         0.56         1,309         0.64         1,554         0.85
 Unsecured loans ............................        1,193         0.54         1,721         0.84         1,609         0.88
 Mobile home loans ..........................           --           --            --           --            --           --
 Other (3) ..................................        4,176         1.89         4,949         2.41         5,920         3.22
                                                ----------   ----------    ----------   ----------    ----------   ----------
    Total consumer loans ....................       34,856        15.76        31,318        15.23        30,588        16.66
                                                ----------   ----------    ----------   ----------    ----------   ----------
 Commercial business loans ..................        9,440         4.27        11,339         5.51         9,816         5.35
                                                ----------   ----------    ----------   ----------    ----------   ----------
    Total loans .............................      221,127       100.00%      205,676       100.00%      183,610       100.00%
                                                ----------   ==========    ----------   ==========    ----------   ==========
Less:
  Due to borrowers on loans in process ......        3,887                      2,727                      2,893
  Deferred loan fees net of direct
   costs ....................................           26                        116                        229
  Allowance for loan losses .................        1,218                      1,103                      1,184
                                                ----------                 ----------                 ----------
    Total loans receivable, net .............   $  215,996                 $  201,730                 $  179,304
                                                ==========                 ==========                 ==========

                                                            AT DECEMBER 31,
                                                --------------------------------------------------
                                                          1999                       1998
                                                -----------------------    -----------------------
                                                  AMOUNT       PERCENT       AMOUNT       PERCENT
                                                ----------   ----------    ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential (1) ...........................   $   99,797        62.49%   $   89,779        65.10%
  Land ......................................        1,379         0.86         1,735         1.26
  Commercial real estate ....................       15,014         9.40         4,890         3.55
  Residential construction (2) ..............        8,774         5.49        11,125         8.07
                                                ----------   ----------    ----------   ----------
    Total mortgage loans ....................      124,964        78.24       107,529        77.98
                                                ----------   ----------    ----------   ----------
Consumer Loans:
 Home equity and second
  mortgage loans ............................        6,947         4.35         2,668         1.93
 Automobile loans ...........................        7,923         4.96         6,798         4.93
 Loans secured by savings accounts ..........        1,156         0.72         1,118         0.81
 Unsecured loans ............................        1,084         0.68           728         0.53
 Mobile home loans ..........................           --           --            --           --
 Other (3) ..................................        6,284         3.93         9,454         6.86
                                                ----------   ----------    ----------   ----------
    Total consumer loans ....................       23,394        14.64        20,766        15.06
                                                ----------   ----------    ----------   ----------
 Commercial business loans ..................       11,376         7.12         9,590         6.96
                                                ----------   ----------    ----------   ----------
    Total loans .............................      159,734       100.00%      137,885       100.00%
                                                ----------   ==========    ----------   ==========
Less:
  Due to borrowers on loans in process ......        3,307                      1,031
  Deferred loan fees net of direct
   costs ....................................          251                        235
  Allowance for loan losses .................        1,194                      1,240
                                                ----------                 ----------
    Total loans receivable, net .............   $  154,982                 $  135,379
                                                ==========                 ==========

----------
(1) Includes conventional one- to four-family and multi-family residential loans.
(2) Includes construction loans for which the Bank has committed to provide permanent financing.
(3) Includes loans secured by lawn and farm equipment, mobile homes, and other personal property.

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

          The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank's primary market area and with whom the Bank has well-established business relationships. At December 31, 2002, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $1.2 million. The Bank generally limits the number of speculative construction loans outstanding at any one time to any one builder to two loans.

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

          Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the Bank's cost of funds. Approved credit lines totaled $6.9 million at December 31, 2002, of which $4.1 million was outstanding. Lines of credit are originated at fixed interest rates for one year renewable terms.

          A director of the Bank is a shareholder of a farm implement dealership that has contracted with the Bank to provide sales financing to the dealership's customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the year ended December 31, 2002, the Bank granted approximately $1.8 million of credit to customers of the dealership and such loans had an aggregate outstanding balance of $3.3 million at December 31, 2002. At December 31, 2002, 15 loans were delinquent 30 days or more with an aggregate outstanding balance of $135,000.

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

LOAN MATURITY AND REPRICING

          The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

                                                       AFTER       AFTER       AFTER      AFTER
                                                      ONE YEAR    3 YEARS     5 YEARS    10 YEARS
                                          WITHIN      THROUGH     THROUGH     THROUGH     THROUGH     AFTER
                                         ONE YEAR     3 YEARS     5 YEARS    10 YEARS    15 YEARS    15 YEARS      TOTAL
                                         ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Mortgage loans:
   Residential ......................    $   7,600   $  13,243   $  14,222   $  35,066   $  31,443   $  43,893   $ 145,467
   Commercial real estate and
    land loans ......................        3,971       3,045       4,650       5,078       3,490       1,347      21,581
   Residential construction (1) .....        7,022         100           7          22          31       2,601       9,783
Consumer loans ......................        9,142       9,927      13,305       2,386          48          48      34,856
Commercial business .................        4,251       3,477       1,118         481          57          56       9,440
                                         ---------   ---------   ---------   ---------   ---------   ---------   ---------
      Total gross loans .............    $  31,986   $  29,792   $  33,302   $  43,033   $  35,069   $  47,945   $ 221,127
                                         =========   =========   =========   =========   =========   =========   =========

----------
(1) Includes construction loans for which the Bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.

          The following table sets forth the dollar amount of all loans due after December 31, 2003, which have fixed interest rates and have floating or adjustable interest rates.

                                                                FLOATING
                                                                   OR
                                                     FIXED     ADJUSTABLE
                                                     RATES        RATES
                                                  ----------   ----------
                                                       (IN THOUSANDS)
       Mortgage loans:
          Residential .........................   $  114,792   $   23,075
          Commercial real estate and land loans        8,448        9,162
          Residential construction ............        2,761           --
       Consumer loans .........................       11,545       14,169
       Commercial business ....................        3,687        1,502
                                                  ----------   ----------
             Total gross loans ................   $  141,233   $   47,908
                                                  ==========   ==========

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

          Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $5.8 million at December 31, 2002.

          As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2002, the Bank had outstanding letters of credit of $689,000.

          Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan that are charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. On residential construction loans the bank usually charges one point. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $26,000 of net deferred loan fees at December 31, 2002.

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

                                                                 AT DECEMBER 31,
                                             --------------------------------------------------------
                                               2002        2001        2000        1999        1998
                                             --------    --------    --------    --------    --------
Loans accounted for on a nonaccrual basis:
   Residential real estate ...............   $    494    $    172    $    241    $    197    $    189
   Commercial real estate ................         36         566          --          --          25
   Commercial business ...................         --          49          --          --          78
   Consumer ..............................         77          --          10          --          --
                                             --------    --------    --------    --------    --------
      Total ..............................        607         787         251         197         292
                                             --------    --------    --------    --------    --------
Loans past due 90 days on accrual status:
   Residential real estate ...............        373         375         280          --          19
   Commercial real estate ................        203          --          --           6          --
   Commercial business ...................          7          --          --          --          --
   Consumer...............................        147          97          41           5          54
                                             --------    --------    --------    --------    --------
      Total ..............................        730         472         321          11          73
                                             --------    --------    --------    --------    --------
Foreclosed real estate, net ..............        102         212         119         256          --
                                             --------    --------    --------    --------    --------
Total nonperforming assets ...............   $  1,439    $  1,471    $    691    $    464    $    365
                                             ========    ========    ========    ========    ========
Total loans delinquent 90 days or
 more to net loans .......................       0.62%       0.62%       0.32%       0.13%       0.27%

Total loans delinquent 90 days or more
 to total assets .........................       0.43%       0.45%       0.23%       0.09%       0.19%

Total nonperforming assets to
 total assets ............................       0.47%       0.52%       0.28%       0.21%       0.19%

          The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $82,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2002.

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

          At December 31, 2002, 2001 and 2000, the aggregate amounts of the Bank's classified assets at those dates and the general loss allowances for the periods then ended, were as follows:

                                                 AT DECEMBER 31,
                                           ---------------------------
                                             2002      2001      2000
                                           -------   -------   -------
                                                  (IN THOUSANDS)
          Classified assets:
             Loss ......................   $    --   $    --   $    --
             Doubtful (impaired) .......     1,158       806       251
             Substandard ...............       798     1,148       888
             Special mention ...........        --       426     3,010

          General loss allowances:
             Impaired loans ............       420       166        --
             Other .....................       798       937     1,184

          Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2002, the Bank had foreclosed real estate totaling $102,000.

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

          The methodology used in determining the allowance for loan losses includes segmenting the loan portfolio by identifying risk characteristics common to groups of loans, determining and measuring impairment of individual loans based on the present value of expected future cash flows or the fair value of collateral, and determining and measuring impairment for groups of loans with similar characteristics by applying loss factors that consider the qualitative factors which may effect the loss rates. The Allowance for Loan Loss Analysis table that follows shows changes in the break down of the allowance for loan losses by loan category. Management continues to refine the methodology used to allocate loan losses by category. Based on the Bank's low historical charge offs, management is continuing to refine their methodology for allocating loan loss reserves by type of loan.

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

          The allowance for loan losses was $1.2 million at December 31, 2002, $1.1 million at December 31, 2001 and $1.2 million at December 31, 2000. Management has deemed these amounts as adequate on those dates based on its evaluation methodology. At December 31, 2002, nonperforming loans totaled $1.3 million or 0.43% of total assets. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $373,000, commercial real estate loans totaling $203,000, commercial business loans totaling $7,000 and consumer loans in the amount of $147,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

          The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------
                                                        2002           2001           2000           1999           1998
                                                     ----------     ----------     ----------     ----------     ----------
                                                                             (DOLLARS IN THOUSANDS)
Allowance at beginning of period .................   $    1,103     $    1,184     $    1,194     $    1,240     $    1,222
Provision for loan losses ........................          305             66             48            142             83
                                                     ----------     ----------     ----------     ----------     ----------
                                                          1,408          1,250          1,242          1,382          1,305
                                                     ----------     ----------     ----------     ----------     ----------
Recoveries:
  Residential real estate ........................           --              8              3             13             79
  Commercial business ............................           22             --             --              2             --
  Consumer .......................................           35             67             15             21             23
                                                     ----------     ----------     ----------     ----------     ----------
    Total recoveries .............................           57             75             18             36            102
                                                     ----------     ----------     ----------     ----------     ----------
Charge-offs:
  Residential real estate ........................           78              2             13             --             10
  Commercial business ............................            2            114              3             79             --
  Consumer .......................................          167            106             60            145            157
                                                     ----------     ----------     ----------     ----------     ----------
    Total charge-offs ............................          247            222             76            224            167
                                                     ----------     ----------     ----------     ----------     ----------
    Net (charge-offs) recoveries .................         (190)          (147)           (58)          (188)           (65)
                                                     ----------     ----------     ----------     ----------     ----------
Balance at end of period .........................   $    1,218     $    1,103     $    1,184     $    1,194     $    1,240
                                                     ==========     ==========     ==========     ==========     ==========
Ratio of allowance to total loans outstanding
 at the end of the period ........................         0.55%          0.54%          0.64%          0.75%          0.90%

Ratio of net charge-offs to average loans
 outstanding  during the period ..................         0.09%          0.08%          0.03%          0.13%          0.05%

          Allowance for Loan Losses Analysis

          The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                AT DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                           2002                      2001                       2000
                                 ------------------------   ------------------------   ------------------------
                                               PERCENT OF                PERCENT OF                 PERCENT OF
                                              OUTSTANDING                OUTSTANDING                OUTSTANDING
                                                LOANS                       LOANS                      LOANS
                                   AMOUNT     IN CATEGORY     AMOUNT     IN CATEGORY     AMOUNT     IN CATEGORY
                                 ----------   -----------   ----------   -----------   ----------   -----------
Residential real estate (1) .... $      375         70.21%  $      199         69.44%  $      614         65.06%
Commercial real estate
   and land loans...............         18          9.76          120          9.82          226         12.93
Commercial business ............        297          4.27          294          5.51           90          5.35
Consumer .......................        528         15.76          490         15.23          254         16.66
Unallocated ....................         --           --            --            --           --            --
                                 ----------   -----------   ----------   -----------   ----------   -----------
  Total allowance for
   loan losses ................. $    1,218        100.00%  $    1,103        100.00%  $    1,184        100.00%
                                 ==========   ===========   ==========   ===========   ==========   ===========

                                                    AT DECEMBER 31,
                                 ---------------------------------------------------
                                            1999                       1998
                                 ------------------------   ------------------------
                                              PERCENT OF                 PERCENT OF
                                              OUTSTANDING                OUTSTANDING
                                                 LOANS                      LOANS
                                   AMOUNT     IN CATEGORY     AMOUNT     IN CATEGORY
                                 ----------   -----------   ----------   -----------
Residential real estate (1) .... $      504         67.98%  $      481         68.65%
Commercial real estate
   and land loans...............        190         10.26          253          9.33
Commercial business ............        150          7.12           96          6.96
Consumer .......................        350         14.64          410         15.06
Unallocated ....................         --            --           --            --
                                 ----------   -----------   ----------   -----------
 Total allowance for
  loan losses .................. $    1,194        100.00%  $    1,240        100.00%
                                 ==========   ===========   ==========   ===========

----------
(1)  Includes residential construction loans.

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

          The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank's total mortgage-backed securities portfolio, securities with a book value of $368,000 have adjustable rates as of December 31, 2002.

          At December 31, 2002, neither the Company nor the Bank had an investment in securities (other than U.S. Government and agency securities and mutual funds that invest in such securities), which exceeded 10% of the Company's stockholders' equity at that date.

          During 2002 and 2001, the Bank sold non-rated municipal securities classified as held to maturity with an amortized cost of $150,000 and $356,000, respectively and recognized gross gains of $900 and $16,000, respectively. These securities were sold following a recent examination by the OTS which has required divestiture of these holdings within three years. The OTS limits the holdings of non-rated municipal securities to those issued by a municipality in which the institution has an office. Through the merger with HCB Bancorp, the Bank acquired certain non-rated municipal securities issued by municipalities in which the Bank does not have an office. At December 31, 2002, the Bank did not hold any non-rated municipal securities subject to the OTS limitation.

          The following tables sets forth the securities portfolio at the dates indicated.

                                                                             AT DECEMBER 31,
                                        -------------------------------------------------------------------------------------
                                                         2002                                        2001
                                        -----------------------------------------   -----------------------------------------
                                                              PERCENT    WEIGHTED                         PERCENT    WEIGHTED
                                         FAIR      AMORTIZE      OF      AVERAGE      FAIR     AMORTIZE     OF       AVERAGE
                                         VALUE       COST     PORTFOLIO  YIELD(2)     VALUE      COST     PORTFOLIO  YIELD(2)
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Securities Held to Maturity

Debt securities:
U.S. agency:
   Due after five years
   through ten years................... $     --   $     --         --%        --%  $     --   $     --         --%        --%
Municipal:
   Due in one year or less ............      114        113       0.17       8.87        830        827       1.47       5.93
   Due after one year
      through five years...............      194        189       0.29       8.59        539        525       0.93       8.65
   Due after five years
      through ten years................       74         74       0.11      10.23         91         91       0.16      10.23
   Due after ten years ................      876        800       1.23       8.33         --         --         --         --
Mortgage-backed securities (3) ........      295        298       0.46       4.66        390        393       0.70       5.63
                                        --------   --------   --------              --------   --------   --------
                                        $  1,553    $ 1,474       2.26%             $  1,850   $  1,836       3.26%
                                        ========   ========   ========              ========   ========   ========
Securities Available for Sale
 Debt securities:
 U.S. agency:
   Due in one year or less ............ $  4,131   $  4,004       6.17%      5.65%  $  3,570   $  3,492       6.20%      6.56%
   Due after one year
    through five years ................   38,105     37,074      57.18       4.73     31,450     31,157      55.30       5.08
   Due after five years
    through ten years .................       --         --         --         --      5,053      5,013       8.90       6.06
   Due after ten years
    through fifteen years .............       --         --         --         --         --         --         --         --
Mortgage-backed securities ............   10,963     10,833      16.71       3.96      6,591      6,609      11.73       5.09
Municipal:
   Due in one year or less ............      145        140       0.22       7.89        427        425       0.75       5.91
   Due after one year
    through five years ................    1,885      1,769       2.73       6.79      1,093      1,055       1.87       7.02
   Due after five years
    through ten years .................    5,503      5,335       8.23       6.55      4,035      4,041       7.17       6.47
   Due after ten years ................    3,001      2,979       4.59       6.97      1,506      1,541       2.73       7.00
 Equity securities:
   Mutual fund ........................    1,247      1,238       1.91        N/A      1,166      1,176       2.09        N/A
                                        --------   --------   --------              --------   --------   --------
                                        $ 64,980   $ 63,372      97.74%             $ 54,891   $ 54,509      96.74%
                                        ========   ========   ========              ========   ========   ========


                                                      AT DECEMBER 31,
                                        -----------------------------------------
                                                          2000
                                        -----------------------------------------
                                                              PERCENT    WEIGHTED
                                          FAIRE    AMORTIZED     OF      AVERAGE
                                          VALUE      COST     PORTFOLIO  YIELD(2)
                                        --------   --------   --------   -------
Securities Held to Maturity

Debt securities:
U.S. agency:
   Due after five years
   through ten years................... $  8,388   $  8,485      18.35%      6.44%

Municipal:
   Due in one year or less ............      308        307       0.66       8.89
   Due after one year
    through five years ................    1,505      1,473       3.19       9.06
   Due after five years
    through ten years .................      455        440       0.95       9.67
   Due after ten years ................       14         14       0.03      10.23
Mortgage-backed securities (3)               492        510       1.10       6.07
                                        --------   --------   --------
                                        $ 11,162   $ 11,229      24.28%
                                        ========   ========   ========
Securities Available for Sale
 Debt securities:
 U.S. agency:
   Due in one year or less ............ $  3,774   $  3,781       8.18%      5.75%
   Due after one year
      through five years ..............    8,737      8,667      18.74       6.58
   Due after five years
       through ten years ..............    9,853     10,000      21.62       6.58
   Due after ten years
      through fifteen years ...........    2,912      3,000       6.49       6.69
Mortgage-backed securities (3).........    3,470      3,511       7.59       6.50
Municipal:
   Due in one year or less ............      100        100       0.22       5.99
   Due after one year
      through five years ..............      857        854       1.85       6.51
   Due after five years
      through ten years ...............    2,909      2,911       6.29       6.41
   Due after ten years ................    1,077      1,089       2.35       7.19
 Equity securities:
   Mutual fund ........................    1,090      1,106       2.39        N/A
                                        --------   --------   --------
                                        $ 34,779   $ 35,019      75.72%
                                        ========   ========   ========

----------
(1)  Securities held to maturity are carried at amortized cost.
(2) Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%.
(3) The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

          The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2002.

                                                AMOUNT AT
                MATURITY PERIOD             DECEMBER 31, 2002
          -----------------------------    ------------------
                                              (IN THOUSANDS)

          Three months or less...........  $            5,216
          Over three through six months..               2,653
          Over six through 12 months.....               6,194
          Over twelve months.............              11,066
                                           ------------------
             Total                         $           25,129
                                           ==================

          The following tables set forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                       AT DECEMBER 31,
                                 -------------------------------------------------------------------------------------------
                                                    2002                                           2001
                                 -------------------------------------------    --------------------------------------------
                                                  PERCENT                                        PERCENT
                                                    OF            INCREASE                         OF             INCREASE
                                    AMOUNT         TOTAL         (DECREASE)        AMOUNT         TOTAL          (DECREASE)
                                 ------------   ------------    ------------    ------------   ------------     ------------
                                                               (DOLLARS IN THOUSANDS)
Non-interest-bearing demand ..   $     20,052           9.27%   $      1,423    $     18,629           9.13%    $      1,506
NOW accounts .................         33,778          15.62           3,147          30,631          15.01            3,855
Savings accounts .............         20,075           9.29           2,801          17,274           8.46            2,490
Money market accounts ........         34,597          16.00           1,136          33,461          16.39            1,905
Fixed rate time deposits
 which mature:
 Within one year .............         50,758          23.48          (9,253)         60,011          29.40           14,936
 After one year, but
  within three years..........         30,407          14.06           1,268          29,139          14.28           (9,994)
 After three years, but
  within five years...........         25,732          11.90          11,487          14,245           6.98            3,935
 After five years ............            701           0.32              43             658           0.32              124
Club accounts ................            102           0.06              28              74           0.03               (3)
                                 ------------   ------------    ------------    ------------   ------------     ------------
    Total ....................   $    216,202         100.00%   $     12,080    $    204,122         100.00%    $     18,754
                                 ============   ============    ============    ============   ============     ============

                                        AT DECEMBER 31,
                                            2000
                                 ---------------------------
                                                  PERCENT
                                                    OF
                                    AMOUNT         TOTAL
                                 ------------   ------------
                                   (DOLLARS IN THOUSANDS)
Non-interest-bearing demand ..   $     17,123           9.24%
NOW accounts .................         26,776          14.44
Savings accounts .............         14,784           7.98
Money market accounts ........         31,556          17.02
Fixed rate time deposits
 which mature:
 Within one year .............         45,075          24.32
 After one year, but
  within three years..........         39,133          21.11
 After three years, but
  within five years...........         10,310           5.56
 After five years ............            534           0.29
Club accounts ................             77           0.04
                                 ------------   ------------
    Total ....................   $    185,368         100.00%
                                 ============   ============

          The following table sets forth the amount and maturities of time deposits by rates at December 31, 2002.

                                                           AMOUNT DUE                                         PERCENT
                                 ---------------------------------------------------------                    OF TOTAL
                                  LESS THAN         1 - 3         3 - 5         AFTER 5                         TIME
                                   ONE YEAR         YEARS         YEARS          YEARS           TOTAL        DEPOSITS
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Below 2.00% ..................   $      9,228   $      1,540   $          -   $          -   $     10,768          10.01%
2.00% -- 2.99% ...............         15,649          4,495             10              -         20,154          18.73
3.00% -- 3.99% ...............          9,955          5,335          5,186             14         20,490          19.04
4.00% -- 4.99% ...............          2,764          6,388          8,035            249         17,436          16.20
5.00% -- 5.99% ...............          4,224          4,091         11,559            268         20,142          18.72
6.00% -- 6.99% ...............          6,187          6,292            890            160         13,529          12.57
7.00% -- 7.99% ...............          2,733          2,266             52              1          5,052           4.70
8.00% -- 8.99% ...............             18              -              -              9             27           0.03
                                 ------------   ------------   ------------   ------------   ------------   ------------
   Total .....................   $     50,758   $     30,407   $     25,732   $        701   $    107,598         100.00%
                                 ============   ============   ============   ============   ============   ============

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

          The following table sets forth certain information regarding the Bank's use of FHLB advances.

                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                        2002           2001          2000
                                     -----------    ----------    ----------
                                            (DOLLARS IN THOUSANDS)

   Maximum balance at any month end  $    53,320    $   43,575    $   30,074

   Average balance ................       46,750        34,918        19,159

   Period end balance .............       53,320        42,825        30,074

   Weighted average interest rate:
    At end of period ..............         5.49%         5.87%         6.30%

    During period .................         5.80%         6.19%         6.43%

          The following table sets forth certain information regarding the Bank's use of retail repurchase agreements during the periods indicated.

                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                        2002           2001          2000
                                     -----------    ----------    ----------
                                            (DOLLARS IN THOUSANDS)
   Maximum balance at any month end  $       457    $      579    $       --

   Average balance..................         186            91
                                                                          --

   Period end balance...............         457           284
                                                                          --

   Weighted average interest rate:
    At end of period................        0.93%         1.50%          N/A
    During period...................        1.39%         3.12%          N/A

SUBSIDIARY ACTIVITIES

          As of December 31, 2002, the Bank was the Company's only insured subsidiary, and was wholly owned by the Company. The Bank's sole subsidiary, First Harrison Financial Services, Inc., is involved with the sale of property and casualty insurance, life insurance and non-deposit investment products.

PERSONNEL

          As of December 31, 2002, the Bank had 104 full-time employees and 18 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

HOLDING COMPANY REGULATION

          The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test the Company does not qualify for the grandfather. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

          The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2002, the Bank met each of its capital requirements.

          The following table presents the Bank's capital position at December 31, 2002.

                                                                  Capital
                                                            -------------------
                           Actual    Required     Excess     Actual    Required
                          Capital    Capital      Amount    Percent    Percent
                          --------   ---------   --------   --------   ---------
                                         (Dollars in thousands)

Tangible................  $ 33,564   $   4,612   $ 28,952      10.92%      1.50%

Core (Leverage).........    33,564      12,299     21,265      10.92       4.00

Risk-based..............    34,782      14,257     20,525      19.52       8.00

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

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the Savings Association Insurance Fund. During 2002, FICO payments for Savings Association Insurance Fund members approximated 1.75 basis points of assessable deposits.

          The Bank's risk-based classifications resulted in no assessments during 2002. The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

          Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2002, the Bank's limit on loans to one borrower was $5.2 million, and the Bank's largest aggregate outstanding balance of loans to one borrower was $1.7 million.

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

          A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, the Bank maintained 83.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

          Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2002 totaled $70,000.

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

          The recently enacted Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

FEDERAL HOME LOAN BANK SYSTEM

          The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank complied with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2002 of $2.7 million.

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

FEDERAL RESERVE SYSTEM

          The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; and a 10% reserve ratio is applied above $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complied with the foregoing requirements at December 31, 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY.

          The following table sets forth certain information regarding the Bank's offices as of December 31, 2002.

                                                                             APPROXIMATE
                                      YEAR       NET BOOK         OWNED/       SQUARE
LOCATION                             OPENED      VALUE (1)        LEASED       FOOTAGE
-----------------------------------  ------   --------------    ---------    -----------
                                              (In thousands)
MAIN OFFICE:

220 Federal Drive, N.W.
Corydon, Indiana 47112 .............  1997        $    2,131       Owned          12,000

BRANCH OFFICES:

391 Old Capitol Plaza, N.W.
Corydon, Indiana 47112 .............  1997                12    Leased/(2)/          425

8095 State Highway 135, N.W.
New Salisbury, Indiana 47161 .......  1999             1,006      Owned            3,500

710 Main Street
Palmyra, Indiana  47114 ............  1991             1,452       Owned           6,000

6040 Main Street NE
Crandall, Indiana  47114 ...........  1938                92       Owned           1,000

9849 Highway 150
Greenville, Indiana  47124 .........  1986               231       Owned           2,484

1058 North Luther Road
Georgetown, Indiana  47122 .........  1995               110    Leased/(3)/        1,800

State Road 150
Hardinsburg, Indiana  47125 ........  1996               110       Owned           1,834

4303 Charlestown Road
New Albany, Indiana  47150 .........  1999               988       Owned           3,500

----------
(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)  Lease expires on November 30, 2003.
(3)  Lease expires November 2005.

ITEM 3. LEGAL PROCEEDINGS.

          At December 31, 2002, neither the Company nor the Bank was involved in any pending legal proceedings that are believed by management to be material to the Company's financial condition or results of operations. In addition, from time to time, the Bank is involved in legal proceeding occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The information contained in the section captioned, "Corporate Information" in the Annual Report is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS.

          .    Independent Auditors' Report*
          .    Consolidated Balance Sheets as of December 31, 2002 and 2001*
          .    Consolidated Statements of Stockholders Equity for the Years
               Ended December 31, 2002 and 2001*
          .    Consolidated Statements of Income for the Years Ended December
               31, 2002 and 2001*
          .    Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2002 and 2001*
          .    Notes to Consolidated Financial Statements*

----------
          *Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information required by this Item with respect to Directors is incorporated herein by reference to the Proxy Statement under the heading "Proposal 1--Election of Directors." The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

                    EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

NAME                                   AGE(1)    POSITION
------------------------------------   ------    ------------------------------------------------------------
M. Chris Frederick .................     35      Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles .....................     50      Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas ...................     46      Senior Vice President - Lending
Bradley B. Backherms ...............     52      Senior Vice President - Operations

----------
(1)  As of December 31, 2002.

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

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002

PLAN CATEGORY                   NUMBER OF SECURITIES         WEIGHTED-AVERAGE EXERCISE   NUMBER OF SECURITIES
                                TO BE ISSUED UPON EXERCISE   PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND       FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS          RIGHTS                      EQUITY COMPENSATION PLANS
                                                                                         (EXCLUDING SECURITIES
                                                                                         REFLECTED IN COLUMN (a))
                                (a)                          (b)                         (c)
-----------------------------   --------------------------   -------------------------   ----------------------------

Equity compensation plans                 73,923                       $ 10.68                      39,292
approved by security holders
-----------------------------   --------------------------   -------------------------   ----------------------------

Equity compensation plans
not approved by security                       -                             -                           -
holders
-----------------------------   --------------------------   -------------------------   ----------------------------

Total                                     73,923                       $ 10.68                      39,292
-----------------------------   --------------------------   -------------------------   ----------------------------

          The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading "Proposal 1 -- Election of Directors" and "Transactions with Management."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

          3.1     Articles of Incorporation of First Capital, Inc. (1)
          3.2     Second Amended and Restated Bylaws of First Capital, Inc.(6)
          10.1    Employment Agreement with James G. Pendleton (3)
          10.2    Employment Agreement with Samuel E. Uhl (2)
          10.3    Employment Agreement with M. Chris Frederick (2)
          10.4    Employment Agreement with Joel E. Voyles (2)
          10.5    Employee Severance Compensation Plan (3)
          10.6 First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31,
                  1998) (4)
          10.7    First Capital, Inc. 1999 Stock-Based Incentive Plan (5)
          10.8 1998 Officers' and Key Employees' Stock Option Plan for HCB Bancorp (5)
          10.9    Employment Agreement with William W. Harrod (2)
          13.0    Annual Report to Stockholders
          21.0 Subsidiaries of the Registrant (incorporated by reference to Part I, "Business--Subsidiary Activities" of this Form 10-KSB).
          23.0    Consent of Monroe Shine and Co., Inc.
          99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
        (1) Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
        (2) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
        (3) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
        (4) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
        (5) Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
        (6) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.

(b)      REPORTS ON FORM 8-K

          No Forms 8-K were filed during the quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

          (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

          (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and the Chief Financial Officer.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST CAPITAL, INC.


                                /s/ William W. Harrod
                                --------------------------
                                William W. Harrod
                                President, Chief Executive Officer and Director

          In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

Name                                 Title                             Date
----------------------------      -----------------------------   --------------

/s/ William W. Harrod             President, Chief Executive      March 28, 2003
----------------------------      Officer and Director
William W. Harrod                 (principal executive officer)


/s/ J. Gordon Pendleton           Chairman                        March 28, 2003
----------------------------
J. Gordon Pendleton


/s/ Michael C. Frederick          Chief Financial Officer and     March 28, 2003
----------------------------      Treasurer
Michael C. Frederick              (principal accounting
                                  and financial officer)


/s/ Samuel E. Uhl                 Director                        March 28, 2003
----------------------------
Samuel E. Uhl


/s/ Mark D. Shireman              Director                        March 28, 2003
----------------------------
Mark D. Shireman


/s/ Dennis L. Huber               Director                        March 28, 2003
----------------------------
Dennis L. Huber


/s/ Kenneth R. Saulman            Director                        March 28, 2003
----------------------------
Kenneth R. Saulman


/s/ John W. Buschemeyer           Director                        March 28, 2003
----------------------------
John W. Buschemeyer

/s/ Gerald L. Uhl                 Director                        March 28, 2003
----------------------------
Gerald L. Uhl


/s/ James S. Burden               Director                        March 28, 2003
----------------------------
James S. Burden


/s/ James E. Nett                 Director                        March 28, 2003
----------------------------
James E. Nett


/s/ Michael L. Shireman           Director                        March 28, 2003
----------------------------
Michael L. Shireman


/s/ Kathy Ernstberger             Director                        March 28, 2003
----------------------------
Kathy Ernstberger

                                 CERTIFICATIONS

I, William W. Harrod, President and Chief Executive Officer, of First Capital, Inc., certify that:

(1)  I have reviewed this annual report on Form 10-KSB of First Capital, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                       /s/ William W. Harrod
                                           -------------------------------------
                                           William W. Harrod
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                 CERTIFICATIONS

I, Michael C. Frederick, Senior Vice President, Chief Financial Officer and Treasurer of First Capital, Inc., certify that:

(1)  I have reviewed this annual report on Form 10-KSB of First Capital, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                /s/ Michael C. Frederick
                                    --------------------------------------------
                                    Michael C. Frederick
                                    Senior Vice President, Chief
                                    Financial Officer and Treasurer
                                    (principal financial and accounting officer)