Form 10-Q
period 2003-03-31
FIRST CAPITAL INC
filed 2003-05-15
CIK 1070296

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission File No. 0-25023

First Capital, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-2056949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Federal Drive NW, Corydon, Indiana 47112

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 1-812-738-2198

Not applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all required reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,825,519 shares of common stock were outstanding as of April 30, 2003.

FIRST CAPITAL, INC.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$8,051	$6,610
Interest bearing deposits with banks	16,943	6,044
Securities available for sale, at fair value	66,466	64,980
Securities—held to maturity	1,568	1,474
Loans receivable, net	280,629	215,996
Federal Home Loan Bank stock, at cost	2,980	2,716
Foreclosed real estate	363	102
Premises and equipment	10,207	7,001
Accrued interest receivable:
Loans	1,316	956
Securities	671	839
Cash value of life insurance	1,280	1,267
Goodwill	5,307	—
Core deposit intangibles	663	102
Other assets	465	466

Total Assets	$396,909	$308,553

LIABILITIES
Deposits:
Noninterest—bearing	$26,026	$20,052
Interest—bearing	271,281	196,150

Total Deposits	297,307	216,202

Retail repurchase agreements	192	457
Advances from Federal Home Loan Bank	54,595	53,320
Accrued interest payable	1,245	1,128
Accrued expenses and other liabilities	957	1,116

Total Liabilities	354,296	272,223

STOCKHOLDERS' EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 2,840,129 shares (2,551,763 shares in 2002)	28	26
Additional paid-in capital	19,142	12,955
Retained earnings—substantially restricted	23,471	23,079
Unearned ESOP shares	(430)	(441)
Unearned stock compensation	(126)	(143)
Accumulated other comprehensive income	791	971
Less treasury stock, at cost—15,952 shares (8,980 shares in 2002)	(263)	(117)

Total Stockholders’ Equity	42,613	36,330

Total Liabilities and Stockholders’ Equity	$396,909	$308,553

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$3,916	$3,836
Securities
Taxable	588	659
Tax-exempt	125	93
Federal Home Loan Bank dividends	37	33
Interest bearing deposits with banks	42	56

Total interest income	4,708	4,677

INTEREST EXPENSE
Deposits	1,327	1,584
Advances from Federal Home Loan Bank	735	641

Total interest expense	2,062	2,225

Net interest income	2,646	2,452
Provision for loan losses	150	45

Net interest income after provision for loan losses	2,496	2,407

NON-INTEREST INCOME
Service charges on deposit accounts	370	311
Commission income	60	66
Gain on sale of securities	51	—
Other income	28	19

Total non-interest income	509	396

NON-INTEREST EXPENSE
Compensation and benefits	1,024	877
Occupancy and equipment	194	179
Data processing	197	110
Other operating expenses	503	432

Total non-interest expense	1,918	1,598

Income before income taxes	1,087	1,205
Income tax expense	366	412

Net Income	721	793

OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on securities:
Unrealized holding losses arising during the period	(149)	(303)
Less: reclassification adjustment	(31)	—

Other comprehensive loss	(180)	(303)

Comprehensive Income	$541	$490

Net income per common share, basic	$0.29	$0.32

Net income per common share, diluted	$0.28	$0.32

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$721	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	87	44
Depreciation and amortization expense	135	102
Deferred income taxes	296	(41)
ESOP compensation expense	22	15
Stock compensation expense	17	17
Increase in cash value of life insurance	(13)	(13)
Provision for loan losses	150	45
Net gain on sale of securities available for sale	(51)	—
Decrease in accrued interest receivable	137	57
Increase (decrease) in accrued interest payable	(111)	8
Net change in other assets/liabilities	130	305

Net Cash Provided By Operating Activities	1,520	1,332

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks	7,260	(886)
Purchase of securities available for sale	(8,143)	(9,372)
Proceeds from maturities of securities available for sale	6,000	2,427
Purchase of securities held to maturity	—	(300)
Proceeds from maturities of securities held to maturity	107	313
Proceeds from sale of securities available for sale	2,551	—
Principal collected on mortgage-backed securities	2,104	415
Net (increase) decrease in loans receivable	(663)	271
Purchase of Federal Home Loan Bank stock	(64)	(112)
Proceeds from sale of Federal Reserve Bank stock	180	—
Proceeds from sale of foreclosed real estate	—	96
Purchase of premises and equipment	(689)	(113)
Net cash paid in acquisition of Hometown Bancshares, Inc.	(5,726)	—

Net Cash Provided (Used) By Investing Activities	2,917	(7,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,568)	3,150
Net increase in advances from Federal Home Loan Bank	1,275	2,315
Net decrease in retail repurchase agreements	(265)	(97)
Exercise of stock options	32	7
Purchase of treasury stock	(146)	—
Dividends paid	(324)	(324)

Net Cash Provided (Used) By Financing Activities	(2,996)	5,051

Net Increase (Decrease) in Cash and Due From Banks	1,441	(878)
Cash and due from banks at beginning of period	6,610	7,184

Cash and Due From Banks at End of Period	$8,051	$6,306

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2002 included in the Form 10-KSB.

The unaudited consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly owned subsidiary, First Harrison Financial Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(247)	$(502)
Income tax benefit	98	199

Net of tax amount	(149)	(303)

Less: reclassification adjustment for gains included in net income	(51)	—
Income expense benefit	20	—

	(31)	—

Other comprehensive loss	$(180)	$(303)

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Merger with Hometown Bancshares, Inc.

On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (Hometown), a bank holding company located in New Albany, Indiana, pursuant to an Agreement and Plan of Merger dated September 25, 2002. Hometown is the parent company of Hometown National Bank, which was merged with and into the Bank. The acquisition was made for the purpose of expanding the Company’s presence in the New Albany and Floyd County, Indiana market area and the Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of Hometown.

Pursuant to the terms of the merger agreement, Hometown stockholders who elected to receive Company stock received 2.487 shares of Company common stock and Hometown shareholders who elected to receive cash received $46.50 in cash for each share of Hometown common stock. Hometown stockholders who did not submit properly completed election forms within the required timeframe received 0.773 shares of Company common stock and $32.05 in cash for each share of Hometown common stock. The Company issued 285,446 shares of common stock and paid approximately $5.4 million in cash consideration to former Hometown stockholders. The value assigned to the common shares issued in the transaction was approximately $6.1 million determined by the average closing price of the Company’s common stock over a twenty day period ending March 17, 2003. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of Hometown have been included in the Company’s results of operations since the date of acquisition. Under the purchase method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess of cost over the fair value of the net assets acquired of approximately $5.3 million has been recorded as goodwill.

The following unaudited pro forma information assumes that the acquisition was consummated on January 1, 2002:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Interest income	$5,699	$5,920
Interest expense	2,460	2,743

Net interest income	3,239	3,177
Provision for loan losses	179	70

Net interest income after provision for loan losses	3,060	3,107

Noninterest income	580	481
Noninterest expense	2,591	2,044

Income before income taxes	1,049	1,544
Income tax expense	332	537

Net income	$717	$1,007

Net income per common share, basic	$0.26	$0.37
Net income per common share, diluted	$0.25	$0.36

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the Hometown acquisition actually been consummated on January 1, 2002, or results that may occur in the future.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Basic:
Earnings:
Net income	$721	$793

Shares:
Weighted average common shares outstanding	2,514,198	2,463,416

Net income per common share, basic	$0.29	$0.32

Diluted:
Earnings:
Net income	$721	$793

Shares:
Weighted average common shares outstanding	2,514,198	2,463,416

Add: Dilutive effect of outstanding options	33,000	23,555
Add: Dilutive effect of restricted shares	4,369	3,107

Weighted average common shares outstanding, as adjusted	2,551,567	2,490,078

Net income per common share, diluted	$0.28	$0.32

5.	Stock Option Plan

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net income, as reported	$721	$793
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)

Pro forma net income	$718	$790

Earnings per share:
Basic—as reported	$0.29	$0.32

Basic—pro forma	$0.29	$0.32

Diluted—as reported	$0.28	$0.32

Diluted—pro forma	$0.28	$0.32

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash payments for:
Interest	$1,945	$2,217
Taxes	10	149

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	261	—

Acquisition of Hometown Bancshares, Inc. (Note 3)
Assets acquired:
Cash and due from banks	$(100)	$—
Interest—bearing deposits with banks	18,159	—
Investment securities	4,533	—
Loans, net	64,301	—
Premises and equipment	2,647	—
Goodwill	5,307	—
Core deposit intangible	566	—
Other assets	1,472	—

	96,885	—

Liabilities assumed:
Deposit accounts	84,673	—
Other liabilities	449	—

	85,122	—

Net assets acquired	$11,763	$—

Cash paid	$5,626	$—
Stock issued	6,137	—

Total purchase price	$11,763	$—

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Safe Harbor Statement for Forward Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

Financial Condition

Total assets increased $88.3 million, or 28.6%, from $308.6 million at December 31, 2002 to $396.9 million at March 31, 2003. The increase in total assets includes the assets acquired in the merger with Hometown, which had assets of $90.5 million, excluding goodwill and other purchase accounting adjustments.

Net loans receivable increased $64.6 million from $216.0 million at December 31, 2002 to $280.6 million at March 31, 2003, a 29.9% increase. Loans totaling $64.3 million were acquired in the acquisition of Hometown, consisting primarily of commercial mortgages and commercial loans.

Securities available for sale increased $1.5 million from $65.0 million at December 31, 2002 to $66.5 million at March 31, 2003. The increase was primarily due to purchases of $8.1 million and the acquisition of Hometown’s securities portfolio of $4.3 million, offset by maturities of $6.0 million, sales of $2.5 million and principal repayments of $2.1 million. The available for sale securities acquired from Hometown consisted of government agencies, mortgage-backed securities, notes and bonds.

Investment securities held-to-maturity increased $94,000 primarily as a result of $223,000 in securities acquired in the Hometown merger, offset by maturities of $107,000 and principal repayments of $21,000. The securities acquired in the Hometown merger consisted of local municipal obligations.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Cash and short-term investments increased from $12.7 million at December 31, 2002 to $25.0 million at March 31, 2003. This increase is the result of the acquisition of Hometown, which had $18.1 million in cash and short-term investments at the date of the acquisition, offset by $5.4 million in cash consideration paid to the Hometown shareholders.

Total deposits increased 37.5%, from $216.2 million at December 31, 2002 to $297.3 million at March 31, 2003. Hometown had deposits of $84.7 million at the date of the acquisition, including time deposits of $63.3 million and checking and savings accounts $21.4 million.

Federal Home Loan Bank borrowings increased $1.3 million from $53.3 million at December 31, 2002 to $54.6 million at March 31, 2003. The new advance was drawn primarily to take advantage of low interest rates at favorable terms.

Total stockholders equity increased from $36.3 million at December 31, 2002 to $42.6 million at March 31, 2003 primarily as a result of the issuance of common stock of $6.1 million related to the acquisition of Hometown and retained net income of $397,000 offset by net unrealized losses of $180,000 on securities available for sale and purchases of treasury stock of $146,000.

Results of Operations

Net Income. Net income was $721,000 ($.28 per share diluted) for the three months ended March 31, 2003 compared to $793,000 ($.32 per share diluted) for the same period in 2002. Net income decreased due to an increase in noninterest expense partially offset by increases in net interest income and noninterest income.

Net interest income for the three-month periods ended March 31, 2003 and 2002. Net interest income increased 7.9% from $2.5 million in 2002 to $2.6 million in 2003 as a result of an increase in interest-earning assets funded by growth in deposits and borrowings from the Federal Home Loan Bank.

Total interest income increased $31,000 during the quarter ended March 31, 2003 compared to the first quarter in 2002. The average balance of interest-earning assets increased from $271.3 million to $299.9 million when comparing the same periods. The average tax-equivalent yield on interest-earning assets declined from 6.93% in 2002 to 6.31% in 2003. The decline in yield can be primarily attributed to the continued refinancing of residential mortgages and the repricing of the investment portfolio at lower interest rates.

Total interest expense decreased $163,000 to $2.1 million during the three months ended March 31, 2003 compared to $2.2 million for the same period in 2002. Interest on deposits decreased $257,000 while interest on Federal Home Loan Bank borrowings increased $94,000 when comparing the first quarter of 2003 against the same period in 2002. The average balance of interest-bearing liabilities increased from $231.1 million in 2002 to $257.5 million in 2003 while the average rate on these same liabilities decreased from 3.85% in 2002 to 3.20% in 2003. As a result, the Bank’s taxable-equivalent interest rate spread remained virtually unchanged at 3.11% for the first quarter of 2003 compared to 3.08% for the same period in 2002.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Provision for loan losses. The provision for loan losses was $150,000 for the three-month period ended March 31, 2003 as compared to $45,000 for the same period in 2002. During 2003, gross loans receivable increased $65.8 million. The acquisition of Hometown accounted for $65.4 million of that increase. The allowance for loan losses related to the acquired loans amounted to $1.1 million as of the acquisition date. However, the consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses due to higher levels of nonperforming loans as compared to the prior year and the general weakening of economic conditions.

Provisions for loan losses are charges to earnings to maintain the total allowance for loan losses at a level considered reasonable by management to provide for probable known and inherent loan losses based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank’s control. While the Bank maintains the allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

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

The allowance for loan losses was $2.4 million at March 31, 2003 compared to $1.2 million at December 31, 2002. As previously discussed, Hometown’s allowance for loan losses was $1.1 million at the date of acquisition. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2003, nonperforming loans amounted to $2.4 million compared to $1.3 million at December 31, 2002. Loans acquired in the Hometown acquisition accounted for $943,000 of the $2.4 million. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $806,000, commercial mortgages of $273,000, consumer loans amounting to $82,000 and commercial loans of $45,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

Noninterest income. Noninterest income increased 28.5% to $509,000 for the three months ended March 31, 2003 compared to $396,000 for the three months ended March 31, 2002. Service charges on deposits increased $59,000, or 19.0%, from $311,000 in 2002 to $370,000 in 2003. Fees charged on deposit accounts were raised effective March 21, 2003, but the primary reason for the increase was an increase in the number of transaction accounts. The Bank also recognized gains of $51,000 on the sale of securities during the first quarter of 2003. The Bank had a large amount of securities due to mature in the same time frame so a portion of these securities were sold to reduce the interest rate risk. No securities were sold during the same period in 2002.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Noninterest expense. Noninterest expense increased 20.0% to $1.9 million for the three month period ended March 31, 2003 compared to $1.6 million for the same period in 2002. When comparing the two periods, compensation and benefits increased $147,000 primarily due to additional personnel from the Hometown acquisition and the new branch location in Jeffersonville, Indiana scheduled to open in May of 2003. Other factors include the increased cost of employee health insurance and normal salary increases.

Data processing fees increased $87,000 from the first quarter of 2002 to the same period in 2003, primarily due to the conversion of the Hometown accounts to the Bank’s computer system. Other operating expenses increased $71,000 compared to the same period one year ago. The primary factor causing this rise was an increase of $42,000 in advertising expenses. The Bank has adopted a more aggressive marketing campaign, specifically to target the areas where the acquired offices are located as well as the new Jeffersonville location. Other contributing factors include an increase in ATM charges of $15,000 due to the conversion of the Hometown ATMs to the Bank’s system and an increase of $12,000 in telephone expense. The Bank has added T-1 phone lines between all offices to increase the speed of transactions as well as the transfer of documents leading to improved customer service.

Income tax expense. Income tax expense for the three-month period ended March 31, 2003 was $366,000, compared to $412,000 for the same period in 2002. The effective tax rate was 34.2% for 2002 compared to 33.7% for 2003.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2003, the Bank had cash and interest-bearing deposits with banks of $25.0 million and securities available-for-sale with a fair value of $66.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family mortgage loans and, to a lesser extent, consumer, multi-family, commercial real estate and residential construction loans. The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2003, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.8%, 8.8% and 14.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC. AND SUBSIDIARIES

At March 31, 2003, there has been no material change in the information set forth under the caption “Market Risk Analysis” contained in the Company’s 2002 Annual Report to Stockholders, filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2002.

PART I—ITEM 4

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC. AND SUBSIDIARIES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined on Section 13(a) – 14(c) of the Securities and Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on its financial condition or operations.

Item 2.	Changes in Securities and Use of Proceeds

In connection with the Hometown merger, the Company issued 285,446 shares of common stock to shareholders of Hometown. The shares were issued at an assumed price of $21.50 per share.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 23, 2003. There were 2,554,123 shares entitled to vote at the time of the annual meeting. Holders of 1,994,467 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected as directors:

Name	Vote For	Vote Withheld	Term to Expire
John W. Buschemeyer	1,931,314	63,153	2006

Kenneth R. Saulman	1,945,791	48,676	2006

Kathryn W. Ernstberger	1,910,613	83,854	2006

The terms of directors James S. Burden, James E. Nett, Mark D. Shireman, Michael L. Shireman, Samuel E. Uhl, J. Gordon Pendleton, Gerald L. Uhl, Dennis L. Huber and William W. Harrod continued after the annual meeting.

2.	The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2003 was ratified by stockholders by the following vote:

For 1,966,288; Against 9,014; Abstain 19,165

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (incorporated by reference to Registration Statement on Form SB-2, and amendments thereto, File Number 333-63515)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (incorporated by reference to Form 10-KSB filed on April 1, 2002)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 10, 2003, the Company filed Form 8-K to announce the annual meeting of stockholders would be held on April 23, 2003.

On January 22, 2003, the Company filed Form 8-K to announce the earnings for the year ended and quarter ended December 31, 2002.

On March 25, 2003, the Company filed Form 8-K to announce the consummation of its acquisition of Hometown Bancshares, Inc. pursuant to the Agreement and Plan of Merger dated September 25, 2002 by and between First Capital and Hometown.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 14, 2003	BY:	/s/ WILLIAM W. HARROD
William W. Harrod President and CEO

Dated May 14, 2003	BY:	/s/ MICHAEL C. FREDERICK
Michael C. Frederick Senior Vice President and Treasurer

CERTIFICATIONS

I, William W. Harrod, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Capital, Inc. and Subsidiaries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 14, 2003	BY:	/s/ WILLIAM W. HARROD
William W. Harrod President and Chief Executive Officer

CERTIFICATIONS

I, Michael C. Frederick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Capital, Inc. and Subsidiaries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 14, 2003	BY:	/s/ MICHAEL C. FREDERICK
Michael C. Frederick Senior Vice President and Treasurer