Form 10-Q
period 2003-06-30
FIRST CAPITAL INC
filed 2003-08-14
CIK 1070296

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,825,777 shares of common stock were outstanding as of July 31, 2003.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$9,169	$6,610
Interest bearing deposits with banks	5,113	6,044
Securities available for sale, at fair value	73,336	64,980
Securities-held to maturity	1,559	1,474
Loans receivable, net	285,808	215,996
Federal Home Loan Bank stock, at cost	3,019	2,716
Foreclosed real estate	182	102
Premises and equipment	10,441	7,001
Accrued interest receivable:
Loans	1,346	956
Securities	854	839
Cash value of life insurance	1,294	1,267
Goodwill	5,386	—
Core deposit intangibles	645	102
Other assets	438	466

Total Assets	$398,590	$308,553

LIABILITIES
Deposits:
Noninterest-bearing	$29,784	$20,052
Interest-bearing	268,870	196,150

Total Deposits	298,654	216,202

Retail repurchase agreements	421	457
Advances from Federal Home Loan Bank	53,677	53,320
Accrued interest payable	1,209	1,128
Accrued expenses and other liabilities	1,088	1,116

Total Liabilities	355,049	272,223

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share, Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share, Authorized 5,000,000 shares; issued 2,841,471 shares (2,551,763 shares in 2002)	28	26
Additional paid-in capital	19,169	12,955
Retained earnings-substantially restricted	24,082	23,079
Unearned ESOP shares	(420)	(441)
Unearned stock compensation	(108)	(143)
Accumulated other comprehensive income	1,053	971
Less treasury stock, at cost - 15,954 shares (8,980 shares in 2002)	(263)	(117)

Total Stockholders’ Equity	43,541	36,330

Total Liabilities and Stockholders’ Equity	$398,590	$308,553

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$4,847	$3,847	$8,763	$7,683
Securities
Taxable	570	694	1,158	1,353
Tax-exempt	128	97	253	190
Federal Home Loan Bank dividends	38	36	75	69
Interest bearing deposits with banks	55	46	97	102

Total interest income	5,638	4,720	10,346	9,397
INTEREST EXPENSE
Deposits	1,512	1,568	2,839	3,152
Retail repurchase agreements	1	1	1	1
Advances from Federal Home Loan Bank	738	658	1,473	1,299

Total interest expense	2,251	2,227	4,313	4,452
Net interest income	3,387	2,493	6,033	4,945
Provision for loan losses	175	45	325	90

Net interest income after provision for loan losses	3,212	2,448	5,708	4,855
NON-INTEREST INCOME
Service charges on deposit accounts	478	347	848	658
Commission income	85	56	145	122
Gain on sale of securities	—	—	51	—
Mortgage brokerage fees	12	—	12	—
Other income	20	20	48	39

Total non-interest income	595	423	1,104	819

NON-INTEREST EXPENSE
Compensation and benefits	1,214	906	2,238	1,783
Occupancy and equipment	436	306	827	595
Other operating expenses	616	457	1,119	889

Total non-interest expense	2,266	1,669	4,184	3,267

Income before income taxes	1,541	1,202	2,628	2,407
Income tax expense	541	428	907	840

Net Income	$1,000	$774	$1,721	$1,567
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on securities:
Unrealized holding gains arising during the period	262	731	853	428
Less: reclassification adjustment	—	—	(31)	—

Other comprehensive income	262	731	822	428

Comprehensive Income	$1,262	$1,505	$2,543	$1,995

Net income per common share, basic	$0.36	$0.31	$0.65	$0.63

Net income per common share, diluted	$0.36	$0.31	$0.64	$0.63

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,721	$1,567
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	199	89
Depreciation and amortization expense	322	224
Deferred income taxes	361	(77)
ESOP compensation expense	44	31
Stock compensation expense	35	35
Increase in cash value of life insurance	(27)	(26)
Provision for loan losses	325	90
Net gain on sale of securities available for sale	(51)	—
Stock dividends on Federal Home Loan Bank stock	(39)	—
Increase in accrued interest receivable	(76)	(71)
Decrease in accrued interest payable	(147)	(46)
Net change in other assets/liabilities	(27)	(47)

Net Cash Provided By Operating Activities	2,640	1,769

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	19,090	1,973
Purchase of securities available for sale	(23,172)	(15,209)
Proceeds from maturities of securities available for sale	10,500	7,427
Purchase of securities held to maturity	—	(300)
Proceeds from maturities of securities held to maturity	107	313
Proceeds from sale of securities available for sale	2,551	235
Principal collected on mortgage-backed securities	6,094	746
Net increase in loans receivable	(5,836)	(3,173)
Purchase of Federal Home Loan Bank stock	(64)	(147)
Proceeds from sale of Federal Reserve Bank stock	180	—
Proceeds from sale of foreclosed real estate	—	63
Purchase of premises and equipment	(1,092)	(927)
Net cash paid in acquisition of Hometown Bancshares, Inc.	(5,726)	—

Net Cash Provided (Used) By Investing Activities	2,632	(8,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,221)	4,050
Net increase in advances from Federal Home Loan Bank	357	2,803
Net decrease in retail repurchase agreements	(36)	149
Exercise of stock options	47	11
Purchase of treasury stock	(146)	(8)
Dividends paid	(714)	(648)

Net Cash Provided (Used) By Financing Activities	(2,713)	6,357

Net Increase (Decrease) in Cash and Due From Banks	2,559	(873)
Cash and due from banks at beginning of period	6,610	7,184

Cash and Due From Banks at End of Period	$9,169	$6,311

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$434	$1,211	$1,412	$708
Income tax expense	(172)	(480)	(559)	(280)

Net of tax amount	262	731	853	428

Less: reclassification adjustment for gains included in net income	—	—	(51)	—
Income tax benefit	—	—	20	—

Other comprehensive income	$262	$731	$822	$428

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Merger with Hometown Bancshares, Inc.

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

Pursuant to the terms of the merger agreement, Hometown stockholders who elected to receive Company stock received 2.487 shares of Company common stock and Hometown shareholders who elected to receive cash received $46.50 in cash for each share of Hometown common stock. Hometown stockholders who did not submit properly completed election forms within the required timeframe received 0.773 shares of Company common stock and $32.05 in cash for each share of Hometown common stock. The Company issued 285,446 shares of common stock and paid approximately $5.4 million in cash consideration to former Hometown stockholders. The value assigned to the common shares issued in the transaction was approximately $6.1 million determined by the average closing price of the Company’s common stock over a twenty day period ended March 17, 2003. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of Hometown have been included in the Company’s results of operations since the date of acquisition. Under the purchase method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess of cost over the fair value of the net assets acquired of approximately $5.4 million has been recorded as goodwill.

The following unaudited pro forma information assumes that the acquisition was consummated on January 1, 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Interest income	$5,622	$6,008	$11,321	$11,928
Interest expense	2,189	2,925	4,649	5,668

Net interest income	3,433	3,083	6,672	6,260
Provision for loan losses	175	135	354	205

Net interest income after provision for loan losses	3,258	2,948	6,318	6,055

Noninterest income	595	538	1,175	1,019
Noninterest expense	2,285	1,549	4,876	3,593

Income before income taxes	1,568	1,937	2,617	3,481
Income tax expense	541	607	873	1,144

Net income	$1,027	$1,330	$1,744	$2,337

Net income per common share, basic	$0.34	$0.48	$0.60	$0.85
Net income per common share, diluted	$0.34	$0.48	$0.59	$0.84

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Merger with Hometown Bancshares, Inc. - continued

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

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2003	6/30/2002	6/30/2003	6/30/2002
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$1,000	$774	$1,721	$1,567

Shares:
Weighted average common shares outstanding	2,770,392	2,474,262	2,642,998	2,473,204

Net income per common share, basic	$0.36	$0.31	$0.65	$0.63

Diluted
Earnings:
Net income	$1,000	$774	$1,721	$1,567

Shares:
Weighted average common shares outstanding	2,770,392	2,474,262	2,642,998	2,473,204
Add: Dilutive effect of outstanding options	32,005	28,849	32,819	26,146
Add: Dilutive effect of restricted stock	4,095	4,110	4,146	3,608

Weighted average common shares outstanding, as adjusted	2,806,492	2,507,221	2,679,963	2,502,958

Net income per common share, diluted	$0.36	$0.31	$0.64	$0.63

5.	Stock Option Plan

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock Option Plan—continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported	$1,000	$774	$1,721	$1,567
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(2)	(5)	(5)

Pro forma net income	$998	$773	$1,716	$1,562

Earnings per share:
Basic—as reported	$0.36	$0.31	$0.65	$0.63
Basic—pro forma	$0.36	$0.31	$0.65	$0.63
Diluted—as reported	$0.36	$0.31	$0.64	$0.63
Diluted—pro forma	$0.36	$0.31	$0.64	$0.63

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash payments for:
Interest	$4,231	$4,497
Taxes	809	974
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	261	—
Acquisition of Hometown Bancshares, Inc. (Note 3)
Assets acquired:
Cash and due from banks	$(100)	$—
Interest-bearing deposits with banks	18,159	—
Investment securities	4,533	—
Loans, net	64,301	—
Premises and equipment	2,647	—
Goodwill	5,386	—
Core deposit intangible	566	—
Other assets	1,393	—

	96,885	—

Liabilities assumed:
Deposit accounts	84,673	—
Other liabilities	449	—

	85,122	—

Net assets acquired	$11,763	$—

Cash paid	$5,626	$—
Stock issued	6,137	—

Total purchase price	$11,763	$—

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

Financial Condition

Total assets increased from $308.6 million at December 31, 2002 to $398.6 million at June 30, 2003. The increase in total assets includes the assets acquired in the merger with Hometown, which had assets of $90.5 million, excluding goodwill and other purchase accounting adjustments.

Net loans receivable were $216.0 million at December 31, 2002, compared to $285.8 million at June 30, 2003. Loans totaling $64.3 million were added in the acquisition of Hometown, consisting primarily of commercial mortgages and commercial loans.

Securities available for sale increased $8.4 million from $65.0 million at December 31, 2002 to $73.3 million at June 30, 2003. The increase was primarily due to purchases of $23.2 million and the acquisition of Hometown’s securities portfolio of $4.3 million, offset by maturities of $10.5 million, principal repayments of $6.1 million and sales of $2.5 million. The securities in Hometown’s portfolio classified as available for sale consisted of government agencies, mortgage-backed securities, notes and bonds.

Investment securities held-to-maturity increased $85,000 primarily as a result of $223,000 in municipal obligations acquired from Hometown, offset by maturities of $107,000 and principal repayments of $30,000.

Cash and short-term investments increased from $12.7 million at December 31, 2002 to $14.3 million at June 30, 2003. Hometown had $18.1 million in cash and short-term investments at the date of the acquisition. Cash consideration of $5.4 million was paid to Hometown shareholders in connection with the merger. The majority of the remainder of cash and short-term investments was used for the investment purchases previously mentioned.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Total deposits increased 38.1%, from $216.2 million at December 31, 2002 to $298.7 million at June 30, 2003. Hometown had deposits of $84.7 million at the date of the acquisition, including time deposits of $63.3 million and checking and savings accounts $21.4 million.

Federal Home Loan Bank borrowings increased from $53.3 million at December 31, 2002 to $53.7 million at June 30, 2003. New advances of $4.6 million have been drawn during the six month period, primarily to take advantage of lower interest rates at favorable terms and replace maturing advances of $4.2 million.

Total stockholders equity increased from $36.3 million at December 31, 2002 to $43.5 million at June 30, 2003 primarily as a result of the issuance of common stock of $6.1 million related to the acquisition of Hometown and retained net income of $1.0 million.

Results of Operations

Net Income for the six month periods ended June 30, 2003 and 2002. Net income was $1.7 million ($.64 per share diluted) for the six months ended June 30, 2003 compared to $1.6 million ($.63 per share diluted) for the six months ended June 30, 2002. Net income increased due to increases in interest and noninterest income, partially offset by increases in the provision for loan losses and noninterest expenses.

Net Income for the three month periods ended June 30, 2003 and 2002. Net income was $1.0 million ($.36 per share diluted) for the three months ended June 30, 2003 compared to $774,000 ($.31 per share diluted) for the same period in 2002. Net income increased due to increases in interest and noninterest income, partially offset by increases in the provision for loan losses and noninterest expenses.

Net interest income for the six month periods ended June 30, 2003 and 2002. Net interest income increased 22.0% from $4.9 million in 2002 to $6.0 million in 2003 primarily as a result of an increase in interest-earning assets funded by growth in deposits and borrowings from the Federal Home Loan Bank.

Total interest income increased $949,000 during the six months ended June 30, 2003 compared to the same period in 2002. The average balance of interest-earning assets increased from $272.7 million to $335.9 million when comparing the same periods. The average tax-equivalent yield on interest-earning assets declined from 6.98% in 2002 to 6.24% in 2003, primarily due to the continued refinancing of residential mortgages and the repricing of the investment portfolio and adjustable rate loans at lower interest rates.

Total interest expense decreased $139,000 to $4.3 million during the six months ended June 30, 2003 compared to $4.5 million for the same period in 2002. Interest on deposits decreased $313,000 while interest on Federal Home Loan Bank borrowings increased $174,000 when comparing the two periods. The average balance of interest-bearing liabilities increased from $232.9 million in 2002 to $291.4 million in 2003 while the average rate on these same liabilities decreased from 3.82% in 2002 to 2.96% in 2003. This resulted in the Bank’s interest rate spread increasing to 3.28% during the first six months of 2003 from 3.16% for the same period in 2002.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Net interest income for the three month periods ended June 30, 2003 and 2002. Net interest income increased from $2.5 million for the three months ended June 30, 2002 to $3.4 million for the same period in 2003 primarily due to the increase in interest-earning assets and an increase in the interest rate spread.

Total interest income increased $918,000 for the three months ended June 30, 2003 compared to the same period in 2002. The increase in the average balance of earning assets from $274.1 million in 2002 to $371.0 million in 2003 more than made up for the reduction in the average taxable-equivalent yield from 6.98% in 2002 to 6.15% in 2003.

Total interest expense increased $24,000 for the three months ended June 30, 2003 compared to the same period in 2002. The average balance of interest-bearing liabilities increased from $234.7 million in 2002 to $325.3 million in 2003. This was offset by the decrease in the average yield on these liabilities from 3.79% in 2002 to 2.77% in 2003. The result was an increase in the interest rate spread from 3.19% in 2002 to 3.38% in 2003.

Provision for loan losses. The provision for loan losses was $325,000 for the six month period ended June 30, 2003 as compared to $90,000 for the same period in 2002. During 2003, gross loans receivable increased $71.0 million. The acquisition of Hometown accounted for $65.4 million of that increase. The allowance for loan losses related to the acquired loans amounted to $1.1 million as of the acquisition date. However, the consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses due to the higher levels of nonperforming loans as compared to the prior year and the general weakening of economic conditions.

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

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

The allowance for loan losses was $2.4 million at June 30, 2003 compared to $1.2 million at December 31, 2002. As previously discussed, Hometown’s allowance for loan losses was $1.1 million at the date of acquisition. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2003, nonperforming loans amounted to $4.0 million compared to $1.3 million at December 31, 2002. Loans acquired in the Hometown acquisition accounted for $2.3 million of the $4.0 million. Nonperforming loans at June 30, 2003 include $1.5 million in nonaccrual loans loans over 90 days past due, but still accruing interest, including nonresidential mortgages of $1.2 million, residential mortgages of $700,000, commercial loans of $500,000 and consumer loans of $150,000. These loans are still accruing interest as the collateral and collection efforts are deemed sufficient to ensure full recovery.

Noninterest income for the six month periods ended June 30, 2003 and 2002. Noninterest income increased 34.8% to $1.1 million for the six months ended June 30, 2003 compared to $819,000 for the six months ended June 30, 2002. Service charges on deposits increased $190,000, from $658,000 in 2002 to $848,000 in 2003, primarily due to an increase in the number of savings and checking accounts from 16,000 at June 30, 2002 to 21,800 at June 30, 2003. The Bank also recognized gains of $51,000 on the sale of securities during the first quarter of 2003. The Bank had a large amount of securities due to mature in the same time frame so a portion of these securities were sold to reduce the interest rate risk. No securities were sold during the same period in 2002.

Noninterest income for the three month periods ended June 30, 2003 and 2002. Noninterest income increased 40.7% to $595,000 for the three months ended June 30, 2003 compared to $423,000 for the same period in 2002. Again, this is primarily attributable to an increase in service charges on deposit accounts, which were $478,000 during the quarter ended June 30, 2003 and $347,000 during the same period in 2002. Also contributing to the positive trend was an increase of $29,000 in commission income, primarily attributable to commissions recognized by agents of First Harrison Financial Services, a subsidiary of the Bank.

Noninterest expense for the six month periods ended June 30, 2003 and 2002. Noninterest expense increased by $917,000, or 28.1%, for the six month period ended June 30, 2003 compared to the six months ended June 30, 2002. Increases in compensation and benefits, data processing fees and other operating expenses fueled this increase.

Compensation and benefits increased by $455,000 when making comparisons between the first six months of 2003 and 2002. The primary factor behind this increase is the addition of staff due to the Hometown acquisition and the opening of the new Jeffersonville, Indiana branch office in May of 2003. At June 30, 2002, the Bank had 102 full-time equivalent employees compared to 138 at June 30, 2003.

Data processing fees increased $232,000 when comparing the six months ended June 30, 2003 to the same period in 2002, primarily due to the conversion of the Hometown accounts to the Bank’s computer system and the additional depreciation on the new equipment to serve the three additional offices. Other operating expenses were $230,000 higher for the fist six months of 2003 compared to 2002. An increase of $116,000 in advertising expenses is the primary factor as the Bank adopted a more aggressive marketing campaign to target the new areas and incurred the costs associated with the grand opening of the Jeffersonville office.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Noninterest expense for the three month periods ended June 30, 2003 and 2002. Noninterest expense increased 35.8% to $2.3 million for the quarter ended June 30, 2003 compared to $1.7 million for the same period in 2002. Costs associated with compensation and benefits due to the addition of staff were the primary factor, increasing by $308,000 when comparing the two periods. Other operating expenses accounted for $159,000 of the increase, with advertising expenses increasing $74,000.

Income tax expense. Income tax expense for the six month period ended June 30, 2003 was $907,000, compared to $840,000 for the same period in 2002. The effective tax rate decreased from 34.9% in 2002 to 34.5% in 2003. Income tax expense for the three month period ended June 30, 2003 was $541,000, compared to $428,000 for the same quarter in 2002. The effective tax rate for the three month period in 2003 was 35.1%, compared to 35.6% in 2002.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2003, the Bank had cash and interest-bearing deposits with banks of $14.3 million and securities available-for-sale with a fair value of $73.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (OTS) requirements. As of June 30, 2003, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 9.0%, 9.0% and 14.8%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC. AND SUBSIDIARIES

Qualitative Aspects of Market Risk. The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Bank has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term commercial and consumer loans, all of which are retained by the Bank for its portfolio. The Bank relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Quantitative Aspects of Market Risk. The Bank does not maintain a trading account for any class of financial instrument nor does the Bank engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in NPV (net portfolio value) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in NPV (net portfolio value) over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the “gap” analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2002 and March 31, 2003, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Due to the level of market interest rates over these time periods, the tables provide information for only a sustained 100 basis point decrease in market interest rates. Given the timing of the release of this information by the OTS, information as of June 30, 2003, is unavailable for inclusion in this report.

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC. AND SUBSIDIARIES

	At December 31, 2002
	Net Portfolio Value			Net Portfolio Value as a
Change In Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$32,637	$(7,632)	(19)%	10.66%	(178	)bp
200bp	36,565	(3,704)	(9)	11.68	(76	)bp
100bp	39,685	(584)	(1)	12.42	(2	)bp
— bp	40,269	—	—	12.44	—	bp
(100)bp	38,533	(1,736)	(4)	11.82	(62	)bp

	At March 31, 2003
	Net Portfolio Value			Net Portfolio Value as a
Change In Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$34,730	$(8,432)	(20)%	8.91%	(163	)bp
200bp	38,768	(4,394)	(10)	9.76	(78	)bp
100bp	42,039	(1,123)	(3)	10.40	(14	)bp
— bp	43,162	—	—	10.54	—	bp
(100)bp	41,376	(1,786)	(4)	10.04	(50	)bp

The preceding tables indicate that in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2003, approximately 75% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

For 1,966,288; Against 9,014; Abstain 19,165

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (incorporated by reference to Registration Statement on Form SB-2, and amendments thereto, File Number 333-63515)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (incorporated by reference to Form 10-KSB filed on April 1, 2002)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

31.1	Rule 13a-14(a)/15-14(a) Certification

31.2	Rule 13a-14(a)/15-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(b)	Reports on Form 8-K

On May 6, 2003, the Company filed Form 8-K to announce the earnings for the quarter ended March 31, 2003.

On June 2, 2003, the Company filed Form 8-K/A to amend the Form 8-K filed on March 25, 2003 to include the financial statements of Hometown Bancshares, Inc. and pro forma financial information in connection with the acquisition of Hometown Bancshares, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 14, 2003	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated August 14, 2003	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer