Form 10-Q
period 2003-09-30
FIRST CAPITAL INC
filed 2003-11-14
CIK 1070296

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,825,944 shares of common stock were outstanding as of October 31, 2003.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$7,092	$6,610
Interest bearing deposits with banks	6,620	6,044
Securities available for sale, at fair value	65,354	64,980
Securities-held to maturity	1,522	1,474
Loans receivable, net	294,525	215,996
Federal Home Loan Bank stock, at cost	3,056	2,716
Foreclosed real estate	260	102
Premises and equipment	10,293	7,001
Accrued interest receivable:
Loans	1,393	956
Securities	675	839
Cash value of life insurance	1,307	1,267
Goodwill	5,386	—
Core deposit intangibles	627	102
Other assets	902	466

Total Assets	$399,012	$308,553

LIABILITIES
Deposits:
Noninterest-bearing	$26,627	$20,052
Interest-bearing	273,019	196,150

Total Deposits	299,646	216,202
Retail repurchase agreements	71	457
Advances from Federal Home Loan Bank	53,341	53,320
Accrued interest payable	1,172	1,128
Accrued expenses and other liabilities	1,372	1,116

Total Liabilities	355,602	272,223

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 2,843,839 shares (2,551,763 shares in 2002)	28	26
Additional paid-in capital	19,202	12,955
Retained earnings-substantially restricted	24,578	23,079
Unearned ESOP shares	(410)	(441)
Unearned stock compensation	(90)	(143)
Accumulated other comprehensive income	379	971
Less treasury stock, at cost - 16,695 shares (8,980 shares in 2002)	(277)	(117)

Total Stockholders’ Equity	43,410	36,330

Total Liabilities and Stockholders’ Equity	$399,012	$308,553

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$4,746	$3,899	$13,509	$11,582
Securities
Taxable	548	667	1,706	2,020
Tax-exempt	141	113	394	303
Federal Home Loan Bank dividends	37	38	112	107
Interest bearing deposits with banks	34	51	131	153

Total interest income	5,506	4,768	15,852	14,165
INTEREST EXPENSE
Deposits	1,460	1,536	4,299	4,688
Retail repurchase agreements	—	1	1	2
Advances from Federal Home Loan Bank	729	697	2,202	1,996

Total interest expense	2,189	2,234	6,502	6,686
Net interest income	3,317	2,534	9,350	7,479
Provision for loan losses	275	65	600	155

Net interest income after provision for loan losses	3,042	2,469	8,750	7,324
NON-INTEREST INCOME
Service charges on deposit accounts	471	355	1,319	1,013
Commission income	63	79	208	201
Gain on sale of securities	—	—	51	—
Mortgage brokerage fees	38	—	52	—
Other income	13	10	59	49

Total non-interest income	585	444	1,689	1,263

NON-INTEREST EXPENSE
Compensation and benefits	1,224	893	3,462	2,676
Occupancy	279	189	730	553
Data processing	190	135	566	366
Other operating expenses	564	411	1,683	1,300

Total non-interest expense	2,257	1,628	6,441	4,895

Income before income taxes	1,370	1,285	3,998	3,692
Income tax expense	484	456	1,391	1,296

Net Income	$886	$829	$2,607	$2,396
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on securities:
Unrealized holding gains arising during the period	(674)	345	(561)	773
Less: reclassification adjustment	—	—	(31)	—

Other comprehensive income	(674)	345	(592)	773

Comprehensive Income	$212	$1,174	$2,015	$3,169

Net income per common share, basic	$0.32	$0.33	$0.97	$0.97

Net income per common share, diluted	$0.32	$0.33	$0.96	$0.96

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,607	$2,396
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	310	143
Depreciation and amortization expense	516	346
Deferred income taxes	321	(107)
ESOP compensation expense	64	49
Stock compensation expense	53	52
Increase in cash value of life insurance	(40)	(40)
Provision for loan losses	600	155
Net gain on sale of securities available for sale	(51)	—
Stock dividends on Federal Home Loan Bank stock	(76)	—
Decrease accrued interest receivable	56	113
Decrease in accrued interest payable	(184)	(46)
Net change in other assets/liabilities	273	107

Net Cash Provided By Operating Activities	4,449	3,168

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits with banks	17,583	2,013
Purchase of securities available for sale	(26,077)	(23,462)
Proceeds from maturities of securities available for sale	17,000	10,577
Purchase of securities held to maturity	—	(300)
Proceeds from maturities of securities held to maturity	118	419
Proceeds from sale of securities available for sale	2,551	235
Principal collected on mortgage-backed securities	9,280	1,034
Net increase in loans receivable	(14,906)	(9,698)
Purchase of Federal Home Loan Bank stock	(64)	(303)
Proceeds from sale of Federal Reserve Bank stock	180	—
Proceeds from sale of foreclosed real estate	—	242
Purchase of premises and equipment	(1,120)	(1,179)
Net cash paid in acquisition of Hometown Bancshares, Inc.	(5,726)	—

Net Cash Used By Investing Activities	(1,181)	(20,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,229)	11,803
Net increase in advances from Federal Home Loan Bank	21	6,495
Net decrease in retail repurchase agreements	(386)	(96)
Exercise of stock options	71	39
Purchase of treasury stock	(160)	(30)
Dividends paid	(1,103)	(972)

Net Cash Provided (Used) By Financing Activities	(2,786)	17,239

Net Increase (Decrease) in Cash and Due From Banks	482	(15)
Cash and due from banks at beginning of period	6,610	7,184

Cash and Due From Banks at End of Period	$7,092	$7,169

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,116)	$571	$(929)	$1,280
Income tax (expense) benefit	442	(226)	368	(507)

Net of tax amount	(674)	345	(561)	773

Less: reclassification adjustment for gains included in net income	—	—	(51)	—
Income tax benefit	—	—	20	—

Other comprehensive income (loss)	$(674)	$345	$(592)	$773

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Merger with Hometown Bancshares, Inc.

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

The following unaudited pro forma information assumes that the acquisition was consummated on January 1, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Interest income	$5,506	$5,990	$16,843	$17,918
Interest expense	2,331	2,444	7,249	8,112

Net interest income	3,175	3,546	9,594	9,806
Provision for loan losses	275	279	629	484

Net interest income after provision for loan losses	2,900	3,267	8,965	9,322

Noninterest income	585	587	1,760	1,606
Noninterest expense	2,257	2,639	7,114	6,232

Income before income taxes	1,228	1,215	3,611	4,696
Income tax expense	428	539	1,208	1,683

Net income	$800	$676	$2,403	$3,013

Net income per common share, basic	$0.26	$0.24	$0.81	$1.09
Net income per common share, diluted	$0.26	$0.24	$0.80	$1.08

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

4.	Supplemental Disclosure for Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Basic:
Earnings:
Net income	$886	$829	$2,607	$2,396
Shares:
Weighted average common shares outstanding	2,772,387	2,477,636	2,686,597	2,474,692
Net income per common share, basic	$0.32	$0.33	$0.97	$0.97
Diluted:
Earnings:	$886	$829	$2,607	$2,396
Shares:
Weighted average common shares outstanding	2,772,387	2,477,636	2,686,597	2,474,692
Add: Dilutive effect of outstanding options	29,402	30,894	31,674	27,794
Add: Dilutive effect of restricted stock	4,425	5,268	4,230	4,192
Weighted average common shares outstanding, as adjusted	2,806,214	2,513,798	2,722,501	2,506,678
Net income per common share, diluted	$0.32	$0.33	$0.96	$0.96

5.	Stock Option Plan

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock Option Plan – continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported	$886	$829	$2,607	$2,396
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)	(8)	(8)

Pro forma net income	$883	$826	$2,599	$2,388

Earnings per share:
Basic - as reported	$0.32	$0.33	$0.97	$0.97
Basic - pro forma	$0.32	$0.33	$0.97	$0.97
Diluted - as reported	$0.32	$0.33	$0.96	$0.96
Diluted - pro forma	$0.32	$0.33	$0.96	$0.96

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash payments for:
Interest	$6,458	$6,732
Taxes	1,371	1,543
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	261	—
Acquisition of Hometown Bancshares, Inc. (Note 3)
Assets acquired:
Cash and due from banks	$(100)	$—
Interest-bearing deposits with banks	18,159	—
Investment securities	4,533	—
Loans, net	64,301	—
Premises and equipment	2,647	—
Goodwill	5,386	—
Core deposit intangible	566	—
Other assets	1,393	—

	96,885	—

Liabilities assumed:
Deposit accounts	84,673	—
Other liabilities	449	—

	85,122	—

Net assets acquired	$11,763	$—

Cash paid	$5,626	$—
Stock issued	6,137	—

Total purchase price	$11,763	$—

PART I - ITEM 2

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

Financial Condition

Total assets increased from $308.6 million at December 31, 2002 to $399.0 million at September 30, 2003. The increase in total assets includes the assets acquired in the merger with Hometown, which had assets of $90.5 million, excluding goodwill and other purchase accounting adjustments.

Net loans receivable were $216.0 million at December 31, 2002, compared to $294.5 million at September 30, 2003. The Hometown acquisition added $64.3 million in net loans, primarily in commercial mortgages and commercial loans. Since the March acquisition, net loans receivable have increased $13.9 million, with over half of the growth in residential mortgages.

Securities available for sale increased $374,000 from December 31, 2002 to September 30, 2003. Securities purchased during the period totaled $26.1 million in addition to the $4.3 million acquired from Hometown. The purchases were primarily government agencies, mortgage-backed securities and, to a lesser extent, municipal obligations. During the same period, the available-for-sale portfolio had maturities of $17.0 million, principal repayments of $9.2 million and sales of $2.6 million.

Cash and short-term investments increased from $12.7 million at December 31, 2002 to $13.7 million at September 30, 2003. Hometown had $18.1 million in cash and short-term investments at the date of the acquisition. Cash consideration of $5.4 million was paid to Hometown shareholders in connection with the merger. The majority of the remainder of cash and short-term investments was used to fund the previously mentioned loan growth and investment purchases.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Total deposits increased from $216.2 million at December 31, 2002 to $299.6 million at September 30, 2003. Hometown had deposits of $84.7 million at the date of the acquisition, including time deposits of $63.3 million and checking and savings deposits of $21.4 million.

Federal Home Loan Bank borrowings have not changed and totaled $53.3 million at both December 31, 2002 and September 30, 2003. New advances of $4.6 million have been drawn during the nine month period, primarily to take advantage of lower interest rates at favorable terms and to replace maturing advances of $4.6 million.

Total stockholders equity increased from $36.3 million at December 31, 2002 to $43.4 million at September 30, 2003 primarily as a result of the issuance of common stock of $6.1 million related to the Hometown acquisition and retained net income of $1.5 million offset by a $592,000 reduction in the unrealized gain on securities.

Results of Operations

Net Income for the nine month periods ended September 30, 2003 and 2002. Net income was $2.6 million ($.96 per share diluted) for the nine months ended September 30, 2003 compared to $2.4 million ($.96 per share diluted) for the nine months ended September 30, 2002. Increases in interest and noninterest income were partially offset by increases in noninterest expenses and the provision for loan losses.

Net Income for the three month periods ended September 30, 2003 and 2002. Net income was $886,000 ($.32 per share diluted) for the three months ended September 30, 2003 compared to $829,000 ($.33 per share diluted) for the same period in 2002. Again, increases in interest and noninterest income were partially offset by increases in noninterest expenses and the provision for loan losses.

Net interest income for the nine month periods ended September 30, 2003 and 2002. Net interest income increased 25.0% from $7.5 million in 2002 to $9.4 million in 2003 primarily as a result of an increase in interest-earning assets through the Hometown acquisition and internal growth.

Total interest income increased $1.7 million during the nine months ended September 30, 2003 compared to the same period in 2002. The average balance of interest-earning assets increased from $276.6 million to $348.0 million when comparing the same periods. The average tax-equivalent yield on these assets declined from 6.92% in 2002 to 6.16% in 2003, primarily due to the continued refinancing of residential mortgages and the repricing of the investment portfolio and adjustable rate loans at lower interest rates.

Total interest expense decreased $184,000 when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002. Interest on deposits decreased $389,000 which was partially offset by a $205,000 increase in interest on borrowed funds when comparing the two periods. The average rate on interest-bearing liabilities decreased from 3.78% in 2002 to 2.87% in 2003, resulting in an increase in the Bank’s interest rate spread to 3.29% during the first nine months of 2003 from 3.14% during the same period of 2002.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Net interest income for the three month periods ended September 30, 2003 and 2002. Net interest income increased from $2.5 million for the three months ended September 30, 2002 to $3.3 million for the same period in 2003 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $738,000 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase in the average balance of interest-earning assets to $372.0 million from $282.8 million more than offset the reduction in corresponding tax-equivalent yield on those assets to 6.00% in 2003 from 6.84% in 2002.

Total interest expense decreased $45,000 during the three months ended September 30, 2003 compared to the same period in 2002. The average cost of interest-bearing liabilities decreased from 3.71% in 2002 to 2.70% in 2003, resulting in the Bank’s interest rate spread increasing from 3.13% to 3.30% during the same time frames.

Provision for loan losses. The provision for loan losses was $600,000 for the nine month period ended September 30, 2003 compared to $155,000 for the same period in 2002. During 2003, gross loans receivable increased $79.9 million. The acquisition of Hometown accounted for $65.4 million of that increase. The allowance for loan losses related to the acquired loans amounted to $1.1 million as of the acquisition date. However, the consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses due to the higher levels of nonperforming loans as compared to the prior year and the general weakening of economic conditions.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

The allowance for loan losses was $2.5 million at September 30, 2003 compared to $1.2 million at December 31, 2002. As previously discussed, Hometown’s allowance for loan losses was $1.1 million at the date of acquisition. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2003, nonperforming loans amounted to $4.9 million compared to $1.3 million at December 31, 2002. Loans acquired in the Hometown acquisition accounted for $3.0 million of the $4.9 million. Included in nonperforming loans at September 30, 2003 are loans secured by residential mortgages of $1.4 million, nonresidential mortgages and land loans of $933,000, commercial business loans of $514,000 and consumer loans of $120,000. These loans are still accruing interest as the collateral and collection efforts are deemed sufficient to ensure full recovery. Also included in nonperforming loans at September 30, 2003 are nonaccrual loans totaling $2.0 million consisting of residential mortgages of $680,000, nonresidential mortgages of $981,000, commercial business loans of $325,000 and consumer loans of $53,000.

Noninterest income for the nine month periods ended September 30, 2003 and 2002. Noninterest income increased 33.7% to $1.7 million for the nine months ended September 30, 2003 compared to $1.3 million for the nine months ended September 30, 2002. Service charges on deposits increased $306,000, primarily due to a 35% increase in the number of savings and checking accounts from September 30, 2002 to September 30, 2003. The Bank also recognized gains of $51,000 on the sale of securities during the first quarter of 2003. The Bank had a large amount of securities due to mature in the same time frame so a portion of these securities were sold to reduce the interest rate risk. No securities were sold during the same period in 2002.

Noninterest income for the three month periods ended September 30, 2003 and 2002. Noninterest income increased 31.8% to $585,000 for the three months ended September 30, 2003 compared to $444,000 for the same period in 2002. Increases of $116,000 in service charges on deposits and $38,000 in mortgage brokerage fees contributed to the income growth.

Noninterest expense for the nine month periods ended September 30, 2003 and 2002. Noninterest expense increased by $1.5 million, or 31.6%, for the nine month period ended September 30, 2003 compared to the nine months ended September 30, 2002. Increases in compensation and benefits, occupancy and data processing fees and other operating expenses fueled this increase.

Compensation and benefits increased by $786,000 when making comparisons between the first nine months of 2003 and 2002. The primary factor behind this increase is the addition of staff due to the Hometown acquisition and the opening of the new Jeffersonville, Indiana branch office in May of 2003. The Bank had an increase in staff of 35% when comparing September 2002 to September 2003.

Other operating expenses increased $383,000 when comparing the two periods primarily due to $145,000 increase in advertising expenses as the bank heavily marketed the new areas of operation. Data processing fees and occupancy expenses have increased $200,000 and $177,000, respectively. Both of these increases are primarily related to the addition of three new offices. The data processing increase also reflects the expenses associated with converting the Hometown accounts to the Bank’s computer system.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARIES

Noninterest expense for the three month periods ended September 30, 2003 and 2002. Noninterest expense increased 38.6% to $2.3 million for the quarter ended September 30, 2003 compared to $1.6 million for the same period in 2002. Costs associated with compensation and benefits due to the addition of staff were the primary factor, increasing by $331,000 when comparing the two periods. Other operating expenses accounted for $153,000 of the increase, with advertising expenses increasing $29,000 and consulting fees $21,000.

Income tax expense. Income tax expense for the nine month period ended September 30, 2003 was $1.4 million, compared to $1.3 million for the same period in 2002. The effective tax rate decreased from 35.1% in 2002 to 34.8% in 2003. Income tax expense for the three month period ended September 30, 2003 was $484,000, compared to $456,000 for the same quarter in 2002. The effective tax rate for the three month period in 2003 was 35.3%, compared to 35.5% in 2002.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2003, the Bank had cash and interest-bearing deposits with banks of $13.7 million and securities available-for-sale with a fair value of $65.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision requirements. As of September 30, 2003, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 9.2%, 9.2% and 15.1%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

PART I – ITEM 3

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2002 and June 30, 2003, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Due to the level of market interest rates over these time periods, the tables provide information for only a sustained 100 basis point decrease in market interest rates. Given the timing of the release of this information by the OTS, information as of September 30, 2003, is unavailable for inclusion in this report.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC. AND SUBSIDIARIES

	At December 31, 2002
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
(Dollars in thousands)
300bp	$32,637	$(7,632)	(19)%	10.66%	(178	)bp
200bp	36,565	(3,704)	(9)	11.68	(76	)bp
100bp	39,685	(584)	(1)	12.42	(2	)bp
—bp	40,269	—	—	12.44	—	bp
(100)bp	38,533	(1,736)	(4)	11.82	(62	)bp

	At June 30, 2003
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
(Dollars in thousands)
300bp	$34,677	$(6,978)	(17)%	8.88%	(129	)bp
200bp	38,371	(3,284)	(8)	9.64	(53	)bp
100bp	41,077	(578)	(1)	10.15	(2	)bp
—bp	41,655	—	—	10.17	—	bp
(100)bp	39,232	(2,422)	(6)	9.52	(65	)bp

The preceding tables indicate that in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At September 30, 2003, approximately 73% of the loan portfolio consisted of fixed-rate loans.

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

PART I - ITEM 4

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC. AND SUBSIDIARIES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (incorporated by reference to Registration Statement on Form SB-2, and amendments thereto, File Number 333-63515)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (incorporated by reference to Form 10-KSB filed on April 1, 2002)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

31.1	Rule 13a-14(a)/15-14(a) Certification

31.2	Rule 13a-14(a)/15-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits and Reports on Form 8-K – continued

(b)	Reports on Form 8-K

On July 17, 2003, the Company filed Form 8-K to announce the earnings for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC. (Registrant)

Dated November 13, 2003	BY:	/s/ William W. Harrod

William W. Harrod President and CEO

Dated November 13, 2003	BY:	/s/ Michael C. Frederick

Michael C. Frederick Senior Vice President and Treasurer