Form 10-K
period 2003-12-31
FIRST CAPITAL INC
filed 2004-03-29
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-25023

FIRST CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2056949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Federal Drive, N.W., Corydon, Indiana	47112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 738-2198

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $54.0 million, based upon the average bid and asked price of $20.65 as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 3, 2004 was 2,818,479.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Stockholders and of the Proxy Statement

for the 2003 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on First Capital, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends; the general economic climate in the specific market area in which First Capital operates, as well as nationwide; First Capital’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as may be required by applicable law or regulation, First Capital assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

First Capital, Inc. (also referred to as the “Company” or “First Capital”) was incorporated under Indiana law in September 1998. The Company was organized for the purpose of becoming the holding company for First Federal Bank, A Federal Savings Bank (also referred to as the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (“MHC”), from a federal mutual holding company to a stock holding company (“Conversion and Reorganization”). On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger. On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana. The acquisition was made for the purpose of expanding the Company’s presence in the New Albany and Floyd County, Indiana market area and the Company expects to benefit from growth in this market area as well as from expansion of the banking services provided to the existing customers of Hometown.

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

The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are federally insured by the FDIC under the Savings Association Insurance Fund (“SAIF”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Market Area and Competition

The Bank considers Harrison, Floyd, Clark and Washington counties in Indiana its primary market area. All of its offices are located in these four counties, which results in most of the Bank’s loans being made in these four counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. The Bank aggressively competes for business with local banks, as well as large regional banks. Its most direct competition for deposit and loan business comes from the commercial banks operating in these four counties. The Bank is the leader in deposit market share in Harrison County, its primary county of operation.

Lending Activities

General. The principal lending activity of the Bank is the origination of residential mortgage loans. To a lesser extent, the Bank also originates consumer, commercial business, commercial real estate (including farm properties) and residential construction loans.

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$176,569	55.77%	$145,467	65.79%	$132,350	64.35%	$109,813	59.80%	$99,797	62.49%
Land	7,771	2.45	4,821	2.18	4,381	2.13	3,356	1.83	1,379	0.86
Commercial real estate	42,936	13.56	16,760	7.58	15,811	7.69	20,372	11.10	15,014	9.40
Residential construction(2)	25,077	7.92	9,783	4.42	10,477	5.09	9,665	5.26	8,774	5.49

Total mortgage loans	252,353	79.70	176,831	79.97	163,019	79.26	143,206	77.99	124,964	78.24

Consumer Loans:
Home equity and second mortgage loans	27,656	8.73	18,640	8.43	12,963	6.30	11,349	6.18	6,947	4.35
Automobile loans	12,863	4.06	9,598	4.34	10,376	5.04	10,156	5.53	7,923	4.96
Loans secured by savings accounts	1,248	0.39	1,249	0.56	1,309	0.64	1,554	0.85	1,156	0.72
Unsecured loans	1,855	0.59	1,193	0.54	1,721	0.84	1,609	0.88	1,084	0.68
Other(3)	4,543	1.43	4,176	1.89	4,949	2.41	5,920	3.22	6,284	3.93

Total consumer loans	48,165	15.20	34,856	15.76	31,318	15.23	30,588	16.66	23,394	14.64

Commercial business loans	16,162	5.10	9,440	4.27	11,339	5.51	9,816	5.35	11,376	7.12

Total gross loans	316,680	100.00%	221,127	100.00%	205,676	100.00%	183,610	100.00%	159,734	100.00%

Less:
Due to borrowers on loans in process	10,085		3,887		2,727		2,893		3,307
Deferred loan fees net of direct costs	(38)		26		116		229		251
Allowance for loan losses	2,433		1,218		1,103		1,184		1,194

Total loans receivable, net	$304,200		$215,996		$201,730		$179,304		$154,982

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, primarily for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties are an immaterial portion of the residential loan portfolio. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. Although the Bank originates all residential mortgage loans for investment, the Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). ARM loans originated have interest rates that adjust at regular intervals of one year, with 1.5% annual and 6% lifetime caps, and at intervals of five years with 1.5% per adjustment period and 6% lifetime caps, based upon changes in the prevailing interest rates on United States Treasury Bills. The Bank may occasionally use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to 1.5% (upward or downward) per adjustment period and generally contains minimum and maximum interest rates. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on fixed-rate and ARM loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained, in which case the mortgage is limited to 90% (or 97% under a Freddie Mac program) of the lesser of appraised value or purchase price. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. The Bank requires title, fire and extended insurance coverage on all mortgage loans originated. All of the Bank’s real estate loans contain due on sale clauses. The Bank generally obtains appraisals on all its real estate loans from outside appraisers.

Construction Loans. Although the Bank originates construction loans that are repaid with the proceeds of a limited number of mortgage loans obtained by the borrower from another lender, the majority of the construction loans that the Bank originates are construction/permanent loans, which are originated with one loan closing at either a fixed or variable rate of interest and for terms of up to 30 years. Construction loans originated without a commitment by the Bank to provide permanent financing are generally originated for a term of six to 12 months and at a fixed interest rate based on the prime rate. In the case of construction/permanent loans, the construction loan is also generally for a term of six to 12 months and the rate charged is the rate chosen by the borrower for the permanent loan. Accordingly, if the borrower chooses a fixed interest rate for the permanent loan, the construction loan rate is also fixed at the same rate.

The Bank originates speculative construction loans to a limited number of builders that are operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2003, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $4.9 million. The Bank generally limits the number of speculative construction loans outstanding at any one time to any one builder to two loans.

All construction loans are generally originated with a loan-to-value ratio not to exceed 80% of the appraised estimated value of the completed property. The construction loan documents require the disbursement of the loan proceeds in increments as construction progresses. Disbursements are based on periodic on-site inspections by an independent appraiser and/or Bank personnel approved by the Board of Directors.

Construction lending is inherently riskier than one- to four-family mortgage lending. Construction loans, on average, generally have higher loan balances than one- to four-family mortgage loans. In addition, the potential for cost overruns because of the inherent difficulties in estimating construction costs and, therefore, collateral values and the difficulties and costs associated with monitoring construction progress, among other things, are major contributing factors to this greater credit risk. Speculative construction loans have the added risk that there is not an identified buyer for the completed home when the loan is originated, with the risk that the builder will have to service the construction loan debt and finance the other carrying costs of the completed home for an extended time period until a buyer is identified. Furthermore, the demand for construction loans and the ability of construction loan borrowers to service their debt depends highly on the state of the general economy, including market interest rate levels and the state of the economy of the Bank’s primary market area. A material downturn in economic conditions would be expected to have a material adverse effect on the credit quality of the construction loan portfolio.

Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 75% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank’s Board of Directors. The Bank attempts to originate commercial real estate loans at variable interest rates based on the United States Treasury Bill rate for terms ranging from ten to 15 years and with interest rate adjustment intervals of five years. However, in the current low interest rate environment, borrower demand for variable rate loans is low and the Bank is generally originating commercial real estate loans with fixed interest rates for five-year terms, with principal and interest payments amortized over 15 years.

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

Commercial Business Loans. Commercial business loans are generally secured by inventory, accounts receivable and business equipment such as trucks and tractors. Many commercial business loans also have real estate as collateral. The Bank generally requires a personal guaranty of payment by the principals of a corporate borrower, and reviews the personal financial statements and income tax returns of the guarantors. Commercial business loans are generally originated with loan-to-value ratios not exceeding 75%.

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $12.4 million at December 31, 2003, of which $5.0 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the year ended December 31, 2003, the Bank granted approximately $1.2 million of credit to customers of the dealership and such loans had an aggregate outstanding balance of $2.7 million at December 31, 2003. At December 31, 2003, 11 loans were delinquent 30 days or more with an aggregate outstanding balance of $57,000.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary, and often insufficient, source of repayment.

Consumer Loans. The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans, home equity loans, home improvement loans, boat loans, mobile home loans and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank’s consumer loan portfolio consists of home equity and second mortgage loans followed by automobile and truck loans. Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to five years and at loan-to-value ratios up to 80% of the blue book value in the case of used vehicles and 80% of the purchase price in the case of new vehicles.

Home equity and second mortgage loans are generally originated for terms not to exceed five years and at adjustable rates of interest. The loan-to-value ratio on such loans is limited to 95%, taking into account the outstanding balance on the first mortgage loan.

The Bank’s underwriting procedures for consumer loans includes an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank underwrites and originates the majority of its consumer loans internally, which management believes limits exposure to credit risks relating to loans underwritten or purchased from brokers or other outside sources.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Bank as the holder of the loan, and a borrower may be able to assert claims and defenses which it has against the seller of the underlying collateral.

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$10,500	$16,688	$17,619	$42,734	$37,805	$51,223	$176,569
Commercial real estate and land loans	14,423	9,689	9,142	8,664	6,217	2,572	50,707
Residential construction(1)	22,567	80	89	98	129	2,114	25,077
Consumer loans	11,312	13,707	19,922	2,414	51	759	48,165
Commercial business	7,587	4,429	2,889	1,139	59	59	16,162

Total gross loans	$66,389	$44,593	$49,661	$55,049	$44,261	$56,727	$316,680

(1)	Includes construction loans for which the Bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.

The following table sets forth the dollar amount of all loans due after December 31, 2004, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$142,079	$23,990
Commercial real estate and land loans	15,745	20,539
Residential construction	2,510	—
Consumer loans	14,487	22,366
Commercial business	6,310	2,265

Total gross loans	$181,131	$69,160

Loan Solicitation and Processing. A majority of the loans originated by the Bank are made to existing customers. Walk-ins and customer referrals are also a source of loan originations. Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. A loan applicant’s income is verified through the applicant’s employer or from the applicant’s tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Bank. The mortgage loan documents used by the Bank conform to secondary market standards.

The Bank requires that borrowers obtain certain types of insurance to protect its interest in the collateral securing the loan. The Bank requires either a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate or an opinion by an attorney regarding the validity of title. Fire and casualty insurance is also required on collateral for loans.

The Bank’s lending practices generally limit the maximum loan to value ratio on conventional residential mortgage loans to 80% (or 90% under a Freddie Mac program) of the appraised value of the property as determined by an independent appraisal or the purchase price, whichever is less, and 75% for commercial real estate loans.

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $2.9 million at December 31, 2003.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2003, the Bank had outstanding letters of credit of $1.2 million.

Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees or discount “points.” Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. On residential construction loans, the Bank usually charges one point. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $38,000 of net deferred loan costs at December 31, 2003.

Delinquencies. The Bank’s collection procedures provide for a series of contacts with delinquent borrowers. A late charge is assessed and a late charge notice is sent to the borrower after the 15th day of delinquency. After 20 days, the collector places a phone call to the borrower. When a payment becomes 60 days past due, the collector issues a default letter. If a loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure or other litigation proceedings.

Nonperforming Assets. Loans are reviewed regularly and when loans become 90 days delinquent, the loan is given nonaccrual status and the previously accrued interest income is reversed. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$964	$494	$172	$241	$151
Commercial real estate	1,056	36	566	—	46
Commercial business	569	—	49	—	—
Consumer	48	77	—	10	—

Total	2,637	607	787	251	197

Loans past due 90 days on accrual status:
Residential real estate	1,825	385	375	280	—
Commercial real estate	575	228	—	—	6
Commercial business	78	8	—	—	—
Consumer	188	151	97	41	5

Total	2,666	772	472	321	11

Foreclosed real estate, net	225	102	212	119	256

Total nonperforming assets	$5,528	$1,481	$1,471	$691	$464

Total loans delinquent 90 days or more to net loans	1.74%	0.64%	0.62%	0.32%	0.13%

Total loans delinquent 90 days or more to total assets	1.30%	0.45%	0.45%	0.23%	0.09%

Total nonperforming assets to total assets	1.35%	0.48%	0.52%	0.28%	0.21%

The increase in nonperforming assets during 2003 is primarily the result of $3.3 million in impaired loans that were acquired in the Hometown merger.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $93,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2003.

Classified Assets. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention” and monitored by the Bank.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or if expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated “special mention” by management.

An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowance is subject to review by the OTS, which can order the establishment of additional general loss allowances. The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

At December 31, 2003, 2002 and 2001, the aggregate amounts of the Bank’s classified assets at those dates were as follows:

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	2,733	1,158	806
Substandard	3,628	798	1,148
Special mention	1,360	—	426

Loans classified as impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2003	2002	2001
	(Dollars in thousands)

Impaired loans with related allowance	$3,589	$1,160	$806
Impaired loans with no allowance	1,714	—	—

Total impaired loans	$5,303	$1,160	$806

Allowance for loan losses:
Related to impaired loans	1,075	420	166
Related to other loans	1,358	798	937

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2003, the Bank had foreclosed real estate totaling $225,000.

Allowance for Loan Losses. Loans are the Company’s largest concentration of assets and continue to represent the most significant potential risk. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable loan losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the loan portfolio, including historical loan loss experience, delinquencies, known and inherent risks in the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values and economic conditions.

The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter. Management applies a systematic methodology that incorporates its current judgments about the credit quality of the loan portfolio. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on its judgments about information available to the OTS at the time of its examination.

The methodology used in determining the allowance for loan losses includes segmenting the loan portfolio by identifying risk characteristics common to groups of loans, determining and measuring impairment of individual loans based on the present value of expected future cash flows or the fair value of collateral, and determining and measuring impairment for groups of loans with similar characteristics by applying loss factors that consider the qualitative factors which may affect the loss rates. The Allowance for Loan Losses Analysis table below shows changes in the breakdown of the allowance for loan losses by loan category. Management continues to refine the methodology used to allocate loan losses by category and the methodology for allocating loan loss allowances by type of loan.

Specific allowances related to impaired loans and other classified loans are established where management has identified significant conditions or circumstances related to a loan that management believes indicate that a loss was incurred. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

For loans evaluated on a group basis, management applies loss factors to groups of loans with common risk characteristics (i.e., residential mortgage loans, home equity loans and credit card loans). The loss factors are derived from the Bank’s historical loss experience or, where the Bank does not have loss experience, the peer group loss experience. Peer group loss experience is used after evaluating the attributes of the Bank’s loan portfolio as compared to the peer group. Loss factors are adjusted for significant environmental factors that, in management’s judgment, affect the collectibility of the loan portfolio segment. The significant environmental factors include the levels and trends in charge-offs and recoveries, trends in volume and terms of loans, levels and trends in delinquencies, the effects of changes in underwriting standards and other lending practices or procedures, the experience and depth of the lending management and staff, effects of changes in credit concentration, changes in industry and market conditions and national and local economic trends and conditions. Management evaluates these conditions on a quarterly basis and evaluates and modifies the assumptions used in establishing the loss factors.

The allowance for loan losses was $2.4 million at December 31, 2003, $1.2 million at December 31, 2002 and $1.1 million at December 31, 2001. Management has deemed these amounts as adequate on those dates based on its evaluation methodology. At December 31, 2003, nonperforming loans totaled $5.3 million or 1.30% of total assets. Included in nonperforming loans are loans over 90 days past due secured by one- to-four family residential real estate in the amount of $1.8 million, commercial real estate loans totaling $575,000, commercial business loans totaling $78,000 and consumer loans in the amount of $188,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance at beginning of period	$1,218	$1,103	$1,184	$1,194	$1,240
Provision for loan losses	725	305	66	48	142

	1,943	1,408	1,250	1,242	1,382

Allowance for loan losses on loans acquired in the Hometown merger	1,065	—	—	—	—

Recoveries:
Residential real estate	4	—	8	3	13
Commercial real estate	—	—	—	—	—
Commercial business	3	22	—	—	2
Consumer	45	35	67	15	21

Total recoveries	52	57	75	18	36

Charge-offs:
Residential real estate	172	78	2	13	—
Commercial real estate	6	—	—	—	—
Commercial business	55	2	114	3	79
Consumer	394	167	106	60	145

Total charge-offs	627	247	222	76	224

Net (charge-offs) recoveries	(575)	(190)	(147)	(58)	(188)

Balance at end of period	$2,433	$1,218	$1,103	$1,184	$1,194

Ratio of allowance to total loans outstanding at the end of the period	0.77%	0.55%	0.54%	0.64%	0.75%
Ratio of net charge-offs to average loans outstanding during the period	0.21%	0.09%	0.08%	0.03%	0.13%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$673	63.69%	$375	70.21%	$199	69.44%	$614	65.06%	$504	67.98%
Commercial real estate and land loans	464	16.01	18	9.76	120	9.82	226	12.93	190	10.26
Commercial business	576	5.10	297	4.27	294	5.51	90	5.35	150	7.12
Consumer	720	15.20	528	15.76	490	15.23	254	16.66	350	14.64
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,433	100.00%	$1,218	100.00%	$1,103	100.00%	$1,184	100.00%	$1,194	100.00%

(1)	Includes residential construction loans.

Investment Activities

Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets that vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. The balance of the Bank’s investments in short-term securities in excess of regulatory requirements reflects management’s response to the significantly increasing percentage of deposits with short maturities. It is the intention of management to hold securities with short maturities in the Bank’s investment portfolio in order to enable the Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio, securities with a book value of $294,000 have adjustable rates as of December 31, 2003.

At December 31, 2003, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities and mutual funds that invest in such securities) which exceeded 10% of the Company’s stockholders’ equity at that date.

During 2002, the Bank sold non-rated municipal securities classified as held to maturity with an amortized cost of $150,000 and recognized a gross gain of $900. These securities were sold following a recent examination by the OTS which has required divestiture of these holdings within three years. The OTS limits the holdings of non-rated municipal securities to those issued by a municipality in which the institution has an office. Through the merger with HCB Bancorp, the Bank acquired certain non-rated municipal securities issued by municipalities in which the Bank does not have an office. At December 31, 2003, the Bank did not hold any non-rated municipal securities subject to the OTS limitation.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2003				2002				2001
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)
	(Dollars in thousands)
Securities Held to Maturity(1)
Debt securities:
U.S. agency:
Due after five years through ten years	$—	$—	—%	—%	$—	$—	—%	—%	$—	$—	—%	—%

Municipal:
Due in one year or less	169	167	0.25	8.40	114	113	0.17	8.87	830	827	1.47	5.93
Due after one year through five years	174	167	0.25	9.08	194	189	0.29	8.59	539	525	0.93	8.65
Due after five years through ten years	142	137	0.20	8.10	74	74	0.11	10.23	91	91	0.16	10.23
Due after ten years	880	811	1.21	8.02	876	800	1.23	8.33	—	—	—	—
Mortgage-backed securities(3)	220	225	0.34	4.10	295	298	0.46	4.66	390	393	0.70	5.63

	$1,585	$1,507	2.25%		$1,553	$1,474	2.26%		$1,850	$1,836	3.26%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$2,562	$2,515	3.75%	4.42%	$4,131	$4,004	6.17%	5.65%	$3,570	$3,492	6.20%	6.56%
Due after one year through five years	29,864	29,547	44.01	4.11	38,105	37,074	57.18	4.73	31,450	31,157	55.30	5.08
Due after five years through ten years	3,500	3,522	0.05	3.43	—	—	—	—	5,053	5,013	8.90	6.06
Due after ten years through fifteen years	951	1,000	0.01	5.14	—	—	—	—	—	—	—	—
Mortgage-backed securities (3)	15,506	15,581	23.21	3.60	10,963	10,833	16.71	3.96	6,591	6,609	11.73	5.09

Municipal:
Due in one year or less	177	175	0.26	7.02	145	140	0.22	7.89	427	425	0.75	5.91
Due after one year through five years	2,637	2,489	3.71	6.32	1,885	1,769	2.73	6.79	1,093	1,055	1.87	7.02
Due after five years through ten years	6,305	6,097	9.08	5.85	5,503	5,335	8.23	6.55	4,035	4,041	7.17	6.47
Due after ten years	3,449	3,401	5.07	5.91	3,001	2,979	4.59	6.97	1,506	1,541	2.73	7.00
Equity securities:
Mutual fund	1,293	1,287	1.92	N/A	1,247	1,238	1.91	N/A	1,166	1,176	2.09	N/A

	$66,244	$65,614	97.75%		$64,980	$63,372	97.74%		$54,891	$54,509	96.74%

(1)	Securities held to maturity are carried at amortized cost.
(2)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(3)	The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major source of the Bank’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowing may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or may also be used on a longer-term basis for interest rate risk management.

Deposit Accounts. Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal (“NOW”) accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers the rates offered by its competition, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2003.

Maturity Period	Amount at December 31, 2003
(Dollars in thousands)
Three months or less	$9,558
Over three through six months	5,062
Over six through 12 months	11,631
Over twelve months	16,859

Total	$43,110

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2003			2002			2001
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)
Non-interest-bearing demand	$30,535	10.10%	$10,483	$20,052	9.27%	$1,423	$18,629	9.13%	$1,506
NOW accounts	44,728	14.79	10,950	33,778	15.62	3,147	30,631	15.01	3,855
Savings accounts	31,437	10.39	11,362	20,075	9.29	2,801	17,274	8.46	2,490
Money market accounts	36,124	11.94	1,527	34,597	16.00	1,136	33,461	16.39	1,905
Fixed rate time deposits which mature:
Within one year	81,458	26.93	30,700	50,758	23.48	(9,253)	60,011	29.40	14,936
After one year, but within three years	50,883	16.82	20,476	30,407	14.06	1,268	29,139	14.28	(9,994)
After three years, but within five years	26,169	8.65	437	25,732	11.90	11,487	14,245	6.98	3,935
After five years	1,046	0.35	345	701	0.32	43	658	0.32	124
Club accounts	88	0.03	(14)	102	0.06	28	74	0.03	(3)

Total	$302,468	100.00%	$86,266	$216,202	100.00%	$12,080	$204,122	100.00%	$18,754

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2003.

	Amount Due
	Less Than One Year	1—3 Years	3—5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)

Below 1.00%	$9,139	$—	$—	$—	$9,139	5.73%
1.00% — 1.99%	25,787	4,555	—	—	30,342	19.02
2.00% — 2.99%	19,862	7,758	437	—	28,057	17.58
3.00% — 3.99%	13,154	14,050	10,320	69	37,593	23.56
4.00% — 4.99%	6,386	13,838	6,186	713	27,123	17.00
5.00% — 5.99%	3,732	4,224	8,837	247	17,040	10.68
6.00% — 6.99%	2,701	4,629	360	2	7,692	4.82
7.00% — 7.99%	697	1,829	29	—	2,555	1.60
8.00% — 8.99%	—	—	—	15	15	0.01

Total	$81,458	$50,883	$26,169	$1,046	$159,556	100.00%

Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank has at times relied upon advances from the FHLB of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Indianapolis are secured by certain first mortgage loans and investment and mortgage-backed securities. The Bank also uses retail repurchase agreements as a source of borrowings.

The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member’s assets, and short-term borrowing of less than one year may not exceed 10% of the institution’s assets. The FHLB determines specific lines of credit for each member institution.

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Maximum balance at any month end	$60,242	$53,320	$43,575

Average balance	54,722	46,753	34,885

Period end balance	60,242	53,320	42,825

Weighted average interest rate:

At end of period	5.05%	5.49%	5.87%

During the period	5.41%	5.80%	6.19%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements during the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Maximum balance at any month end	$520	$457	$579
Average balance	157	186	92
Period end balance	520	457	284
Weighted average interest rate:
At end of period	0.68%	0.93%	1.50%
During the period	0.64%	1.61%	3.26%

Subsidiary Activities

As of December 31, 2003, the Bank was the Company’s only insured subsidiary. The Bank is wholly owned by the Company. The Bank’s sole subsidiary, First Harrison Financial Services, Inc., sells property and casualty insurance, life insurance and non-deposit investment products.

Personnel

As of December 31, 2003, the Bank had 131 full-time employees and 10 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Institution Regulation—QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does not qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of the Company. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. Federal law and regulations govern the activities of federal savings institutions. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2003, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2003.

				Capital
	Actual Capital	Required Capital	Excess Amount (Deficiency)	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$35,073	$6,044	$29,029	8.70%	1.50%
Core (Leverage)	35,073	16,118	18,955	8.70	4.00
Risk-based	37,506	20,904	16,602	14.35	8.00

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2003, FICO payments for Savings Association Insurance Fund members approximated 1.60 basis points of assessable deposits.

The Bank’s risk-based classifications resulted in no assessments during 2003. The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2003, the Bank’s limit on loans to one borrower was $6.2 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $2.9 million.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, the Bank maintained 84.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2003 totaled $82,000.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2003 of $3.1 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; and a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Bank was in compliance with the foregoing requirements at December 31, 2003.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service (“IRS”) in the past five years.

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

Under the 1996 Tax Act, the Bank is required to recapture all or a portion of its additions to its bad debt reserve made subsequent to the base year (which is the Bank’s last taxable year beginning before January 1, 1988). This recapture is required to be made, after a deferral period based on certain specified criteria, ratably over a six-year period commencing in the Bank’s calendar 1998 tax year. The Bank, in fiscal 1997, recorded a deferred tax liability for this bad debt recapture. As a result, the recapture is not anticipated to affect the Bank’s future net income or federal income tax expense for financial reporting purposes.

Potential Recapture of Base Year Bad Debt Revenue. The Bank’s bad debt reserve as of the base year is not subject to automatic recapture as long as the Bank continues to carry on the business of banking. If the Bank no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Bank no longer qualifies as a bank. Such base year bad debt reserve is subject to recapture to the extent that the Bank makes “non-dividend distributions” that are considered as made from the base year bad debt. To the extent that such reserves exceed the amount that would have been allowed under the experience method (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. The Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carry-overs, of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax (“AMT”) is paid. The Bank does not expect to be subject to the AMT.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

Indiana Taxation

Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Bank’s state income tax returns were audited for the years ended December 31, 1993, 1994 and 1995 without amendment and without additional tax liability. The Bank’s state income tax returns have not been audited for any subsequent period.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2003.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)

Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$2,228	Owned		12,000

Branch Offices:

391 Old Capitol Plaza, N.E. Corydon, Indiana 47112	1997	4	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	956	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,369	Owned		6,000

6040 Main Street NE Crandall, Indiana 47114	1938	86	Owned		1,000

9849 Highway 150 Greenville, Indiana 47124	1986	216	Owned		2,484

1058 North Luther Road Georgetown, Indiana 47122	1995	94	Leased	(3)	1,800

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	102	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	943	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,678	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	697	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,621	Owned		4,090

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires April 2005.
(3)	Lease expires November 2005.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2003, neither the Company nor the Bank was involved in any pending legal proceedings that are believed by management to be material to the Company’s financial condition or results of operations. In addition, from time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information regarding the market for First Capital’s common equity and related stockholder matters is incorporated herein by reference to First Capital’s 2003 Annual Report to Stockholders at “Corporate Information.”

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the Section captioned “Selected Financial and Other Data” in the 2003 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Capital’s 2003 Annual Report to Stockholders in the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements by this Item are incorporated by reference to the Company’s Audited Financial Statements and the Notes thereto found in First Capital’s 2003 Annual Report to Stockholders.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to Directors is incorporated herein by reference to the Proxy Statement under the heading “Proposal 1—Election of Directors.” The information contained under the section captioned “Other Information Relating to Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	36	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	51	Senior Vice President—Retail and Corporate Secretary
Dennis L. Thomas	47	Senior Vice President—Lending

(1)	As of December 31, 2003.

Biographical Information

M. Chris Frederick has been affiliated with the Bank since June, 1990 and has served in his present position since 1997.

Joel E. Voyles has been affiliated with the Bank since December 1996 and has served in his present position since 1997.

Dennis L. Thomas has been affiliated with the Bank since January 2000. He was employed by Harrison County Bank from 1981 until the merger with the Bank.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading “Executive Compensation” and “Proposal 1—Election of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading “Stock Ownership.”

Equity Compensation Plan Information as of December 31, 2003

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	67,138	$10.67	39,447

Equity compensation plans not approved by security holders	—	—	—

Total	67,138	$10.67	39,447

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading “Proposal 1—Election of Directors” and “Other Information Relating to Directors and Executive Officers.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND EXPENSES

The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading “Proposal 2—Ratification of Independent Auditors.”

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The exhibits and financial statement schedules filed as part of this report are as follows:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted as the required information either is not applicable or is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	Employment Agreement with James G. Pendleton (3)

10.2	Employment Agreement with Samuel E. Uhl (4)

10.3	Employment Agreement with M. Chris Frederick (4)

10.4	Employment Agreement with Joel E. Voyles (4)

10.5	Employee Severance Compensation Plan (3)

10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.9	Employment Agreement with William W. Harrod (4)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Exhibit 13 to this Form 10-K)

13.0	Annual Report to Stockholders

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K).

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.

(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.

(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.

(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

(b)	Reports on Form 8-K

On October 21, 2003, First Capital, Inc. furnished a Form 8-K to announce its financial results for the quarter ended September 30, 2003. A copy of the earnings release is filed as an exhibit to the Form 8-K.

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

Name	Title	Date

/s/ William W. Harrod William W. Harrod	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2004

/s/ J. Gordon Pendleton J. Gordon Pendleton	Chairman	March 29, 2004

/s/ Michael C. Frederick Michael C. Frederick	Chief Financial Officer and Treasuer (principal accounting and financial officer)	March 29, 2004

Samuel E. Uhl	Director

/s/ Mark D. Shireman Mark D. Shireman	Director	March 29, 2004

/s/ Dennis L. Huber Dennis L. Huber	Director	March 29, 2004

/s/ Kenneth R. Saulman Kenneth R. Saulman	Director	March 29, 2004

/s/ John W. Buschemeyer John W. Buschemeyer	Director	March 29, 2004

/s/ Gerald L. Uhl Gerald L. Uhl	Director	March 29, 2004

/s/ James S. Burden James S. Burden	Director	March 29, 2004

James E. Nett	Director

Michael L. Shireman	Director

Kathryn W. Ernstberger	Director