Form 10-Q
period 2004-03-31
FIRST CAPITAL INC
filed 2004-05-14
CIK 1070296

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS; Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,818,579 shares of common stock were outstanding as of April 30, 2004.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(In thousands)
ASSETS
Cash and due from banks	$8,337	$12,190
Interest bearing deposits with banks	5,610	1,371
Securities available for sale, at fair value	64,026	66,244
Securities-held to maturity	1,333	1,507
Loans, net	311,755	304,200
Federal Home Loan Bank stock, at cost	3,251	3,094
Foreclosed real estate	387	225
Premises and equipment	10,221	10,291
Accrued interest receivable:
Loans	1,425	1,407
Securities	590	767
Cash value of life insurance	1,239	1,228
Goodwill	5,386	5,386
Core deposit intangibles	590	609
Other assets	428	619

Total Assets	$414,578	$409,138

LIABILITIES
Deposits:
Noninterest-bearing	$30,849	$30,535
Interest-bearing	274,911	271,933

Total Deposits	305,760	302,468

Retail repurchase agreements	213	520
Advances from Federal Home Loan Bank	61,562	60,242
Accrued interest payable	1,160	1,160
Accrued expenses and other liabilities	1,476	853

Total Liabilities	370,171	365,243

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 2,843,863 shares (2,843,763 shares in 2003)	28	28
Additional paid-in capital	19,195	19,183
Retained earnings-substantially restricted	25,508	25,092
Unearned ESOP shares	(389)	(400)
Unearned stock compensation	(56)	(73)
Accumulated other comprehensive income	584	380
Less treasury stock, at cost - 25,284 shares (18,639 shares in 2003)	(463)	(315)

Total Stockholders’ Equity	44,407	43,895

Total Liabilities and Stockholders’ Equity	$414,578	$409,138

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,741	$3,916
Securities:
Taxable	501	588
Tax-exempt	144	125
Federal Home Loan Bank dividends	39	37
Interest bearing deposits with banks	14	42

Total interest income	5,439	4,708

INTEREST EXPENSE
Deposits	1,430	1,327
Advances from Federal Home Loan Bank	796	735

Total interest expense	2,226	2,062

Net interest income	3,213	2,646
Provision for loan losses	125	150

Net interest income after provision for loan losses	3,088	2,496

NONINTEREST INCOME
Service charges on deposit accounts	433	370
Commission income	99	60
Gain on sale of securities	—	51
Mortgage brokerage fees	38	—
Other income	18	28

Total noninterest income	588	509

NONINTEREST EXPENSE
Compensation and benefits	1,424	1,029
Occupancy and equipment	254	194
Data processing	202	197
Other operating expenses	559	498

Total noninterest expense	2,439	1,918

Income before income taxes	1,237	1,087
Income tax expense	404	366

Net Income	833	721
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	204	(149)
Less: reclassification adjustment	—	(31)

Other comprehensive income (loss)	204	(180)

Comprehensive Income	$1,037	$541

Net income per common share, basic	$0.30	$0.29

Net income per common share, diluted	$0.30	$0.28

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$833	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	63	87
Depreciation and amortization expense	191	135
Deferred income taxes	35	296
ESOP compensation expense	23	22
Stock compensation expense	18	17
Increase in cash value of life insurance	(11)	(13)
Provision for loan losses	125	150
Net gain on sale of securities available for sale	—	(51)
Stock dividends on Federal Home Loan Bank stock	(39)	—
Decrease in accrued interest receivable	159	137
Decrease in accrued interest payable	—	(111)
Net change in other assets/liabilities	646	130

Net Cash Provided By Operating Activities	2,043	1,520

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks	(4,239)	7,260
Purchase of securities available for sale	(3,603)	(8,143)
Proceeds from maturities of securities available for sale	5,070	6,000
Proceeds from maturities of securities held to maturity	154	107
Proceeds from sale of securities available for sale	—	2,551
Principal collected on mortgage-backed securities	1,045	2,104
Net increase in loans receivable	(7,874)	(663)
Purchase of Federal Home Loan Bank stock	(118)	(64)
Proceeds from sale of Federal Reserve Bank stock	—	180
Proceeds from sale of foreclosed real estate	32	—
Purchase of premises and equipment	(104)	(689)
Net cash paid in acquisition of Hometown Bancshares, Inc.	—	(5,726)

Net Cash Provided (Used) By Investing Activities	(9,637)	2,917

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,292	(3,568)
Net increase in advances from Federal Home Loan Bank	1,320	1,275
Net decrease in retail repurchase agreements	(307)	(265)
Exercise of stock options	1	32
Purchase of treasury stock	(148)	(146)
Dividends paid	(417)	(324)

Net Cash Provided (Used) By Financing Activities	3,741	(2,996)

Net Increase (Decrease) in Cash and Due From Banks	(3,853)	1,441
Cash and due from banks at beginning of period	12,190	6,610

Cash and Due From Banks at End of Period	$8,337	$8,051

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2003 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$338	$(247)
Income tax (expense) benefit	(134)	98

Net of tax amount	204	(149)

Less: reclassification adjustment for gains included in net income	—	(51)
Income tax benefit	—	20

	—	(31)

Other comprehensive income (loss)	$204	$(180)

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Merger with Hometown Bancshares, Inc.

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

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2004	2003
	(In thousands, except share and per share data)
Basic:
Earnings:
Net income	$833	$721

Shares:
Weighted average common shares outstanding	2,775,847	2,514,198

Net income per common share, basic	$0.30	$0.29

Diluted:
Earnings:
Net income	$833	$721

Shares:
Weighted average common shares outstanding	2,775,847	2,514,198

Add: Dilutive effect of outstanding options	33,610	33,000
Add: Dilutive effect of restricted stock	2,763	4,369

Weighted average common shares outstanding, assuming full dilution	2,812,220	2,551,567

Net income per common share, diluted	$0.30	$0.28

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock Option Plan

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net income, as reported	$833	$721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)

Pro forma net income	$830	$718

Earnings per share:
Basic - as reported	$0.30	$0.29

Basic - pro forma	$0.30	$0.29

Diluted - as reported	$0.30	$0.28

Diluted - pro forma	$0.30	$0.28

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2004		2003
	(In thousands)
Cash payments for:
Interest		$2,226	$1,945
Taxes		67	10

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure		197	261

Acquisition of Hometown Bancshares, Inc. (Note 3)
Assets acquired		—	96,885
Liabilities assumed		—	85,122

Net assets acquired		$—	$11,763

Cash paid	$		$5,626
Stock issued		—	6,137

Total purchase price		$—	$11,763

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Safe Harbor Statement for Forward-Looking Statements

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

Financial Condition

Total assets increased from $409.1 million at December 31, 2003 to $414.6 million at March 31, 2004, an increase of 1.3%. When compared to March 31, 2003, the growth in assets was $17.7 million.

Net loans receivable increased $7.6 million from $304.2 million at December 31, 2003 to $311.8 million at March 31, 2004. The primary growth categories were nontaxable commercial loans, commercial mortgages and commercial loans, increasing by $3.9 million, $1.5 million and $1.5 million, respectively.

Securities available for sale decreased $2.2 million from $66.2 million at December 31, 2003 to $64.0 million at March 31, 2004. The decrease was primarily due to maturities of $5.1 million and principal repayments of $1.0 million, partially offset by purchases of $3.6 million. The funds from the investment portfolio were used to help fund the loan growth.

Investment securities held-to-maturity decreased $174,000 primarily due to maturities of $154,000 and principal repayments of $19,000.

Cash and short-term investments increased from $13.6 million at December 31, 2003 to $13.9 million at March 31, 2004. Short-term investments increased $4.2 million which was partially offset by a decrease in cash of $3.9 million.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Total deposits increased 1.1%, from $302.5 million at December 31, 2003 to $305.8 million at March 31, 2004. Checking and savings accounts increased $6.4 million during the period while time deposits decreased $3.1 million. Hometown National Bank had a large number of customers with jumbo certificates and no other deposit relationship. The Bank made a strategic decision to not give a rate premium on these jumbo certificates without attracting the customers’ primary deposit accounts. This decision has helped attract new savings and checking deposits while keeping interest expense down by not paying a premium for jumbo certificates without other deposit relationships.

Federal Home Loan Bank borrowings increased $1.3 million to $61.6 million at March 31, 2004. New advances of $6.0 million were partially offset by principal payments of $4.7 million.

Total stockholders’ equity increased from $43.9 million at December 31, 2003 to $44.4 million at March 31, 2004, primarily as a result of retained net income of $416,000 and an unrealized gain of $204,000 on securities available for sale partially offset by payments of $148,000 for treasury stock.

Results of Operations

Net Income. Net income was $833,000 ($0.30 per share diluted) for the three months ended March 31, 2004 compared to $721,000 ($0.28 per share diluted) for the same period in 2003. Net income increased due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income for the three-month periods ended March 31, 2004 and 2003. Net interest income increased 21.4% from $2.6 million in 2003 to $3.2 million in 2004 as a result of an increase in interest-earning assets funded by growth in deposits and borrowings from the Federal Home Loan Bank.

Total interest income increased $731,000 during the quarter ended March 31, 2004 compared to the same period in 2003. The average balance of interest-earning assets increased from $299.9 million in 2003 to $383.3 million in 2004. The average tax-equivalent yield on these same assets decreased from 6.32% in 2003 to 5.72% in 2004. The decline in yield can be primarily attributed to the continued refinancing of residential mortgages and the repricing of the investment portfolio at lower interest rates.

Total interest expense increased $164,000 to $2.2 million for the quarter ended March 31, 2004 as compared to the same period in 2003. Interest on deposits and Federal Home Loan Bank advances increased $103,000 and $61,000, respectively, when comparing the two periods. The average balance of interest-bearing liabilities increased from $257.5 million in 2003 to $334.5 million in 2004 while the average rate on these same liabilities decreased from 3.20% in 2003 to 2.66% in 2004. As a result, the Bank’s taxable-equivalent interest rate spread decreased from 3.12% for the first quarter of 2003 to 3.06% for the same period in 2004.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Provision for loan losses. The provision for loan losses was $125,000 for the three-month period ended March 31, 2004 as compared to $150,000 for the same period in 2003. During 2004, gross loans receivable increased $7.6 million. The majority of that growth can be attributed to a $4.0 million short-term loan made to a local municipality to be paid back with tax payments. Other significant increases include commercial mortgages and commercial loans, each increasing $1.5 million. However, the consistent application of management’s allowance methodology resulted in a slight decrease in the provision for loan losses due to the lower levels of nonperforming loans at March 31, 2004 compared to December 31, 2003.

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

The allowance for loan losses was $2.5 million at March 31, 2004 compared to $2.4 million at December 31, 2003. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2004, nonperforming loans amounted to $4.4 million compared to $5.2 million at December 31, 2003. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $1.3 million, commercial mortgages of $587,000, consumer loans amounting to $84,000 and commercial loans of $39,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2004, nonaccrual loans amounted to $2.4 million compared to $2.6 million at December 31, 2003.

Noninterest income. Noninterest income increased 15.5% to $588,000 for the three months ended March 31, 2004 compared to $509,000 for the three months ended March 31, 2003. Service charges on deposits increased $63,000 to $433,000 when comparing the two periods, primarily due to the increase in the number of transaction accounts. Commission income and mortgage brokerage fees increased $39,000 and $38,000, respectively. During the quarter ended March 31, 2003, the Bank recognized a gain of $51,000 on the sale of securities. No securities were sold during the first quarter of 2004.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Noninterest expense. Noninterest expense increased $521,000 to $2.4 million for the three month period ended March 31, 2004 compared to $1.9 million for the same period in 2003. When comparing the two periods, compensation and benefits increased $395,000, primarily from the additional staff from three new offices, the two Hometown National Bank locations (see Note 3) and the new Jeffersonville, Indiana office that opened in May of 2003.

Occupancy and equipment expenses increased $60,000 comparing the first quarter of 2004 to the same period in 2003. The three additional facilities were the primary factor behind this increase. Other operating expenses were $61,000 higher in 2004 when comparing the same two periods. Fees for professional services, telephone expenses and the amortization of the core deposit intangible related to the Hometown acquisition were the primary factors behind this increase.

Income tax expense. Income tax expense for the three-month period ended March 31, 2004 was $404,000, compared to $366,000 for the same period in 2003. The effective tax rate was 33.7% for 2003 compared to 32.7% for 2004.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2004, the Bank had cash and interest-bearing deposits with banks of $13.9 million and securities available-for-sale with a fair value of $64.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2004, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.8%, 8.8% and 13.9%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC. AND SUBSIDIARY

At March 31, 2004, there has been no material change in the information set forth under the caption “Market Risk Analysis” contained in the Company’s 2003 Annual Report to Stockholders, filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003.

PART I - ITEM 4

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC. AND SUBSIDIARY

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31,2004	—	—	—	326,369
February 1 through February 29	6,645	22.22	6,645	319,724
March 1 through March 31	—	—	—	319,724
Total	6,645	22.22	6,645	319,724

On January 4, 2001, the Company announced a stock repurchase program to purchase up to 101,000 shares of its outstanding common stock. On September 30, 2002, the board of directors authorized an increase in the stock repurchase program in connection with the merger of Hometown Bancshares whereby the Company would purchase up to 345,000 shares of its outstanding common stock. The stock repurchase program expires upon purchase of the maximum number of shares authorized under the program.

The Company has purchased eight shares of its common stock from the First Harrison Bank Employee Stock Ownership Plan representing the aggregate amount of fractional shares of terminated participants.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 21, 2004. There were 2,818,527 shares entitled to vote at the time of the annual meeting. Holders of 2,141,665 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected as directors:

Name	Vote For	Vote Withheld	Term to Expire
Samuel E. Uhl	2,071,631	70,034	2007
Mark D. Shireman	2,101,547	40,034	2007
Michael L. Shireman	2,098,265	43,400	2007
James S. Burden	2,101,960	39,705	2007
James E. Nett	2,101,960	39,705	2007

The terms of directors J. Gordon Pendleton, Gerald L. Uhl, Dennis L. Huber, William W. Harrod, John W. Buschemeyer, Kenneth R. Saulman and Kathryn W. Ernstberger continued after the annual meeting.

2.	The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2004 was ratified by stockholders by the following vote:

For 2,106,152; Against 21,929; Abstain 13,584

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (6)

10.1	Employment Agreement with James G. Pendleton (3)

10.2	Employment Agreement with Samuel E. Uhl (2)

10.3	Employment Agreement with M. Chris Frederick (2)

10.4	Employment Agreement with Joel E. Voyles (2)

Item 6.    Exhibits and Reports on Form 8-K - (continued)

10.5	Employee Severance Compensation Plan (3)

10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.9	Employment Agreement with William W. Harrod (2)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On January 8, 2004, the Company filed a Form 8-K to announce the annual meeting of stockholders would be held on April 21, 2004.

On January 23, 2004, the Company filed a Form 8-K to announce its earnings for the year and quarter ended December 31, 2003.

On February 6, 2004, the Company filed a Form 8-K to announce an update of its ongoing stock repurchase program.

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC. (Registrant)

Dated May 13, 2004	BY:	/s/ William W. Harrod
William W. Harrod President and CEO

Dated May 13, 2004	BY:	/s/ Michael C. Frederick
Michael C. Frederick Senior Vice President and Treasurer