Form 10-Q
period 2004-06-30
FIRST CAPITAL INC
filed 2004-08-16
CIK 1070296

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

The Registrant had 2,817,097 shares of common stock, par value $0.01 per share, outstanding as of July 30, 2004.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands)
ASSETS

Cash and due from banks	$7,961	$12,190
Interest bearing deposits with banks	1,449	1,371
Securities available for sale, at fair value	66,406	66,244
Securities held-to-maturity	1,289	1,507
Loans held for sale	490	—
Loans	316,087	304,200
Federal Home Loan Bank stock, at cost	3,287	3,094
Foreclosed real estate	514	225
Premises and equipment	10,125	10,291
Accrued interest receivable:
Loans	1,371	1,407
Securities	721	767
Cash value of life insurance	1,249	1,228
Goodwill	5,386	5,386
Core deposit intangibles	572	609
Other assets	933	619

Total Assets	$417,840	$409,138

LIABILITIES

Deposits:
Noninterest-bearing	$32,100	$30,535
Interest-bearing	275,393	271,933

Total Deposits	307,493	302,468

Retail repurchase agreements	697	520
Advances from Federal Home Loan Bank	62,988	60,242
Accrued interest payable	1,191	1,160
Accrued expenses and other liabilities	1,619	853

Total Liabilities	373,988	365,243

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 5,000,000 shares; issued 2,843,863 shares (2,843,763 shares in 2003)	28	28
Additional paid-in capital	19,214	19,183
Retained earnings-substantially restricted	25,953	25,092
Unearned ESOP shares	(369)	(400)
Unearned stock compensation	(38)	(73)
Accumulated other comprehensive income	(438)	380
Less treasury stock, at cost - 26,766 shares (18,639 shares in 2003)	(498)	(315)

Total Stockholders’ Equity	43,852	43,895

Total Liabilities and Stockholders’ Equity	$417,840	$409,138

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$4,745	$4,847	$9,486	$8,763
Securities
Taxable	475	570	976	1,158
Tax-exempt	147	128	291	253
Federal Home Loan Bank dividends	33	38	72	75
Interest bearing deposits with banks	18	55	32	97

Total interest income	5,418	5,638	10,857	10,346
INTEREST EXPENSE
Deposits	1,428	1,512	2,858	2,839
Retail repurchase agreements	1	1	1	1
Advances from Federal Home Loan Bank	804	738	1,600	1,473

Total interest expense	2,233	2,251	4,459	4,313
Net interest income	3,185	3,387	6,398	6,033
Provision for loan losses	120	175	245	325

Net interest income after provision for loan losses	3,065	3,212	6,153	5,708
NON-INTEREST INCOME
Service charges on deposit accounts	496	478	929	848
Commission income	84	85	183	145
Gain on sale of securities	—	—	—	51
Gain on sale of mortgage loans	37	14	37	14
Mortgage brokerage fees	32	—	70	—
Other income	59	18	77	46

Total non-interest income	708	595	1,296	1,104

NON-INTEREST EXPENSE
Compensation and benefits	1,420	1,218	2,844	2,247
Occupancy and equipment	257	256	511	450
Data processing	179	180	381	377
Other operating expenses	593	612	1,152	1,110

Total non-interest expense	2,449	2,266	4,888	4,184

Income before income taxes	1,324	1,541	2,561	2,628
Income tax expense	463	541	867	907

Net Income	$861	$1,000	$1,694	$1,721
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(1,023)	262	(819)	113
Less: reclassification adjustment	—	—	—	(31)

Other comprehensive income (loss)	(1,023)	262	(819)	82

Comprehensive Income (Loss)	$(162)	$1,262	$875	$1,803

Net income per common share, basic	$0.31	$0.36	$0.61	$0.65

Net income per common share, diluted	$0.31	$0.36	$0.60	$0.64

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,694	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	132	199
Depreciation and amortization expense	396	322
Deferred income taxes	35	361
ESOP compensation expense	71	44
Stock compensation expense	35	35
Increase in cash value of life insurance	(21)	(27)
Provision for loan losses	245	325
Net gain on sale of securities available for sale	—	(51)
Mortgage loans originated for sale	(490)	—
Stock dividends on Federal Home Loan Bank stock	(75)	(39)
(Increase) decrease in accrued interest receivable	82	(76)
Increase (decrease) in accrued interest payable	31	(147)
Net change in other assets/liabilities	946	(27)

Net Cash Provided By Operating Activities	3,081	2,640

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks	(78)	19,090
Purchase of securities available for sale	(15,214)	(23,172)
Proceeds from maturities of securities available for sale	11,070	10,500
Proceeds from maturities of securities held to maturity	154	107
Proceeds from sale of securities available for sale	—	2,551
Principal collected on mortgage-backed securities	2,558	6,094
Net increase in loans receivable	(12,453)	(5,836)
Purchase of Federal Home Loan Bank stock	(118)	(64)
Proceeds from sale of Federal Reserve Bank stock	—	180
Proceeds from sale of foreclosed real estate	32	—
Purchase of premises and equipment	(194)	(1,092)
Net cash paid in acquisition of Hometown Bancshares, Inc.	—	(5,726)

Net Cash Provided (Used) By Investing Activities	(14,243)	2,632

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,025	(2,221)
Net increase in advances from Federal Home Loan Bank	2,746	357
Net increase (decrease) in retail repurchase agreements	177	(36)
Exercise of stock options	1	47
Purchase of treasury stock	(183)	(146)
Dividends paid	(833)	(714)

Net Cash Provided (Used) By Financing Activities	6,933	(2,713)

Net Increase (Decrease) in Cash and Due From Banks	(4,229)	2,559
Cash and due from banks at beginning of period	12,190	6,610

Cash and Due From Banks at End of Period	$7,961	$9,169

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (the “Company”) is the holding company for First Harrison Bank (the “Bank”). The information presented in this report relates primarily to the Bank’s operations.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,694)	$ 434	$(1,356)	$ 187
Income tax (expense) benefit	671	(172)	537	(74)

Net of tax amount	(1,023)	262	(819)	113

Less: reclassification adjustment for gains included in net income	—	—	—	(51)
Income tax benefit	—	—	—	20

Net of tax amount	—	—	—	(31)

Other comprehensive income (loss)	$(1,023)	$ 262	$ (819)	$ 82

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Merger with Hometown Bancshares, Inc.

On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana, pursuant to an Agreement and Plan of Merger dated September 25, 2002. Hometown is the parent company of Hometown National Bank, which was merged with and into the Bank. The acquisition was made for the purpose of expanding the Company’s presence in the New Albany and Floyd County, Indiana market area and the Company expects to benefit from growth in this market area, as well as from expansion of the banking services provided to the existing customers of Hometown.

Pursuant to the terms of the merger agreement, Hometown stockholders who elected to receive Company stock received 2.487 shares of Company common stock and Hometown shareholders who elected to receive cash received $46.50 in cash for each share of Hometown common stock. Hometown stockholders who did not submit properly completed election forms within the required timeframe received 0.773 shares of Company common stock and $32.05 in cash for each share of Hometown common stock. The Company issued 285,446 shares of common stock and paid approximately $5.4 million in cash consideration to former Hometown stockholders. The value assigned to the common shares issued in the transaction was approximately $6.1 million determined by the average closing price of the Company’s common stock over a twenty- day period ending March 17, 2003. The transaction was accounted for under the purchase method of accounting. Accordingly, the results of operations of Hometown have been included in the Company’s results of operations since the date of acquisition. Under the purchase method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess of cost over the fair value of the net assets acquired of approximately $5.4 million has been recorded as goodwill.

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$861	$1,000	$1,694	$1,721

Shares:
Weighted average common shares outstanding	2,773,463	2,770,392	2,774,654	2,642,998

Net income per common share, basic	$0.31	$0.36	$0.61	$0.65

Diluted
Earnings:
Net income	$861	$1,000	$1,694	$1,721

Shares:
Weighted average common shares outstanding	2,773,463	2,770,392	2,774,654	2,642,998
Add: Dilutive effect of outstanding options	33,906	32,005	33,453	32,819
Add: Dilutive effect of restricted stock	2,582	4,095	2,593	4,146

Weighted average common shares outstanding, as adjusted	2,809,951	2,806,492	2,810,700	2,679,963

Net income per common share, diluted	$0.31	$0.36	$0.60	$0.64

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock Option Plan

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$ 861	$1,000	$1,694	$1,721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(2)	(11)	(5)

Pro forma net income	$ 855	$ 998	$1,683	$1,716

Earnings per share:
Basic - as reported	$ 0.31	$ 0.36	$ 0.61	$ 0.65
Basic - pro forma	$ 0.31	$ 0.36	$ 0.61	$ 0.65
Diluted - as reported	$ 0.31	$ 0.36	$ 0.60	$ 0.64
Diluted - pro forma	$ 0.31	$ 0.36	$ 0.60	$ 0.64

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash payments for:
Interest	$4,427	$4,231
Taxes	656	809
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	274	261

Acquisition of Hometown Bancshares, Inc. (Note 3)
Assets acquired	—	96,885
Liabilities assumed	—	85,122

Net assets acquired	$—	$11,763

Cash paid	$—	$5,626
Stock issued	—	6,137

Total purchase price	$—	$11,763

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

Financial Condition

Total assets increased from $409.1 million at December 31, 2003 to $417.8 million at June 30, 2004, an increase of 2.1%. When compared to June 30, 2003, the growth in assets was $19.3 million.

Net loans receivable increased $12.4 million from $304.2 million at December 31, 2003 to $316.6 million at June 30, 2004. The primary growth occurred in residential mortgages, increasing $4.6 million. Nontaxable commercial loans and home equity lines of credit also increased $3.9 million and $2.8 million, respectively.

Securities available for sale changed little from December 31, 2003 to June 30, 2004, increasing $162,000. The Bank had purchases of $15.2 million offset by maturities of $11.1 million and principal payments of $2.5 million. The portfolio also experienced an unrealized loss of $1.0 million during the period due to an increase in market rates and, therefore, a decrease in security prices.

Investment securities held-to-maturity decreased $218,000 primarily due to maturities of $154,000 and principal repayments of $63,000.

Cash and short-term investments decreased from $13.6 million at December 31, 2003 to $9.4 million at June 30, 2004. These funds were used to facilitate loan growth.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Total deposits increased 1.7%, from $302.5 million at December 31, 2003 to $307.5 million at June 30, 2004. Checking and savings accounts increased $8.1 million during the period while time deposits decreased $3.1 million. Hometown National Bank had a large number of customers with jumbo certificates and no other deposit relationship. The Bank made a strategic decision not to give a rate premium on these jumbo certificates without attracting the customers’ primary deposit accounts. This decision has helped attract new savings and checking deposits while better managing interest expense by not paying a premium for jumbo certificates without other deposit relationships.

Federal Home Loan Bank borrowings increased $2.7 million to $63.0 million at June 30, 2004. New advances of $9.7 million were partially offset by principal payments of $7.0 million.

Total stockholders’ equity decreased $43,000 during the period to $43.9 million at June 30, 2004. This was primarily the result of retained net income of $861,000 offset by a net unrealized loss of $818,000 on securities available for sale and payments of $183,000 for treasury stock.

Results of Operations

Net Income for the six-month periods ended June 30, 2004 and 2003. Net income was $1.7 million ($0.60 per share diluted) for the six months ended June 30, 2004 compared to $1.7 million ($0.64 per share diluted) for the six months ended June 30, 2003. The Company experienced increases in net interest income after the provision for loan losses and noninterest income, offset by an increase in noninterest expenses.

Net Income for the three-month periods ended June 30, 2004 and 2003. Net income was $861,000 ($0.31 per share diluted) for the three months ended June 30, 2004 compared to $1.0 million ($0.36 per share diluted) for the same period in 2003. An increase in noninterest income was offset by a decrease in net interest income after the provision for loan losses and an increase in noninterest expenses.

Net interest income for the six-month periods ended June 30, 2004 and 2003. Net interest income increased 6.1% from $6.0 million in 2003 to $6.4 million in 2004 due to an increase in interest-earning assets, partially offset by a decrease in the tax-equivalent interest rate spread.

Total interest income increased $511,000 to $10.9 million during the six months ended June 30, 2004 compared to the same period in 2003. The average balance of interest-earning assets increased from $335.9 million in 2003 to $386.4 million in 2004 while the average tax-equivalent yield on these assets decreased from 6.24% in 2003 to 5.71% in 2004. The decline in yield can be primarily attributed to the continued refinancing of residential mortgages and, to a lesser extent, the repricing of the investment portfolio at lower interest rates.

Total interest expense increased $146,000 during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Interest on Federal Home Loan Bank advances and on deposits increased $127,000 and $19,000, respectively. The average balance of interest-bearing liabilities increased from $291.4 million in 2003 to $336.7 million in 2004 while the average rate on these liabilities decreased from 2.96% in 2003 to 2.65% in 2004. As a result, the Bank’s tax-equivalent interest rate spread decreased from 3.28% during the first six months of 2003 to 3.06% for the same period in 2004.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Net interest income for the three-month periods ended June 30, 2004 and 2003. Net interest income decreased from $3.4 million for the three months ended June 30, 2003 to $3.2 million for the same period in 2004 primarily due to a decrease in the tax-equivalent interest rate spread.

Total interest income decreased $220,000 for the three months ended June 30, 2004 compared to the same period in 2003. The decrease was caused by a decrease in the average tax-equivalent yield on interest-earning assets from 6.15% for the quarter ended June 30, 2003 to 5.65% for the quarter ended June 30, 2004. This decrease was partially offset by an increase in the average balance of interest-earning assets from $371.0 million in 2003 compared to $389.5 million in 2004.

Total interest expense decreased $18,000 for the three months ended June 30, 2004 compared to the same period in 2003. While the average balance of interest-bearing liabilities increased from $325.3 million in 2003 to $339.0 million in 2004, the average cost of these liabilities decreased from 2.77% in 2003 to 2.63% in 2004. The result was a decrease in the interest rate spread from 3.38% in 2003 to 3.02% in 2004.

Provision for loan losses. The provision for loan losses was $245,000 for the six month period ended June 30, 2004 as compared to $325,000 for the same period in 2003. During 2004, gross loans receivable increased $12.5 million. A significant portion of that growth is attributable to a $4.0 million short-term loan to a local municipality for which the source of repayment is tax revenues. Other significant increases include residential mortgages and home equity lines of credit, increasing $4.6 million and $2.8 million, respectively. However, the consistent application of management’s allowance methodology resulted in a slight decrease in the provision for loan losses due to the lower levels of nonperforming loans at June 30, 2004 compared to December 31, 2003.

Provisions for loan losses are charges to earnings to maintain the total allowance for loan losses at a level considered reasonable by management to provide for probable known and inherent loan losses based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank’s control. While the Bank maintains the allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

The allowance for loan losses was $2.5 million at June 30, 2004 compared to $2.4 million at December 31, 2003. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2004, nonperforming loans amounted to $4.3 million compared to $5.2 million at December 31, 2003. Included in nonperforming loans are loans over 90 days past due secured by commercial mortgages in the amount of $647,000, residential mortgages of $568,000, consumer loans amounting to $153,000 and commercial loans of $97,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2004, nonaccrual loans amounted to $2.9 million compared to $2.6 million at December 31, 2003.

Noninterest income for the six-month periods ended June 30, 2004 and 2003. Noninterest income increased 17.4% to $1.3 million for the six months ended June 30, 2004 compared to $1.1 million for the six months ended June 30, 2003. Service charges on deposits increased $81,000 when comparing the two periods, primarily due to the increase in the number of transaction accounts. Mortgage brokerage fees and commission income increased $70,000 and $38,000, respectively, when comparing the two periods. During the six months ended June 30, 2003, the Bank recognized a gain of $51,000 on the sale of securities. No securities were sold during the same period of 2004.

Noninterest income for the three-month periods ended June 30, 2004 and 2003. Noninterest income for the quarter ended June 30, 2004 increased 19.0% to $708,000 compared to $595,000 for the quarter ended June 30, 2003. During this period in 2004, the Bank recognized a gain of $43,000 on the sale of property adjacent to the New Salisbury office. Mortgage brokerage fees for the second quarter of 2004 were $32,000. The Bank did not engage in mortgage brokerage activity during the same period of 2003.

Noninterest expense for the six-month periods ended June 30, 2004 and 2003. Noninterest expense increased 16.8% to $4.9 million for the six months ended June 30, 2004 compared to the same period in 2003. When comparing the two periods, compensation and benefits increased $597,000, primarily from the additional staff from three new offices, the two Hometown National Bank locations (see Note 3) and the new Jeffersonville, Indiana office that opened in May of 2003. This resulted in an increase of over 20% in the number of employees.

Occupancy and equipment expenses increased $61,000 comparing the first quarter of 2004 to the same period in 2003. The three additional facilities were the primary factor behind this increase. Other operating expenses were $42,000 higher in 2004 when comparing the same two periods. Fees for professional services and the amortization of the core deposit intangible related to the Hometown acquisition were the primary factors behind this increase.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Noninterest expense for the three-month periods ended June 30, 2004 and 2003. Noninterest expense increased 8.1% to $2.4 million for the three months ended June 30, 2004 compared to $2.3 million for the three months ended June 30, 2003. Compensation and benefits increased by $202,000 to account for the entire increase, primarily due to a reduction in compensation and benefit costs deferred in connection with loan originations.

The low interest rates of 2003 and corresponding large number of mortgage refinancings led to a reduction of compensation and benefits expense of $164,000 during the quarter ended June 30, 2003. For the same period in 2004, the Bank recorded deferrals of direct loan origination costs of $99,000 as the pace of loan originations declined. Other factors resulting in an increase in compensation and benefits include an increase in staff, insurance costs and the acceleration of the employee stock ownership plan benefits.

Income tax expense. Income tax expense for the six-month period ended June 30, 2004 was $867,000, compared to $907,000 for the same period in 2003. The effective tax rate decreased from 34.5% in 2003 to 33.9% in 2004. Income tax expense for the three-month period ended June 30, 2004 was $463,000, compared to $541,000 for the same quarter in 2003. The effective tax rate was 35.1% for the second quarter 2003 compared to 35.0% for the same period in 2004.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2004, the Bank had cash and interest-bearing deposits with banks of $9.4 million and securities available-for-sale with a fair value of $66.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of June 30, 2004, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 9.0%, 9.0% and 14.0%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the “gap” analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2003 and March 31, 2004, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Due to the level of market interest rates over these time periods, the tables provide information for only a sustained 100 basis point decrease in market interest rates. Given the timing of the release of this information by the OTS, information as of June 30, 2004 is unavailable for inclusion in this report.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC. AND SUBSIDIARIES

	At December 31, 2003
	Net Portfolio Value			Net Portfolio Value as a
Change In Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$34,141	$(12,197)	(26)%	8.60%	(240)bp
200bp	38,863	(7,474)	(16)	9.58	(142)bp
100bp	43,158	(3,179)	(7)	10.43	(57)bp
Static	46,337	—	—	11.00	— bp
(100)bp	45,463	(874)	(2)	10.70	(30)bp

	At March 31, 2004
	Net Portfolio Value			Net Portfolio Value as a
Change In Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$35,529	$(10,541)	(23)%	8.79%	(200)bp
200bp	40,205	(5,865)	(13)	9.74	(105)bp
100bp	44,105	(1,965)	(4)	10.48	(30)bp
Static	46,070	—	—	10.78	— bp
(100)bp	43,856	(2,214)	(5)	10.20	(58)bp

The preceding tables indicate that in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2004, approximately 70% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the company in the second quarter of 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2004	77	23.10	77	319,647
May 1 through May 31, 2004	1,405	23.48	1,405	318,242
June 1 through June 30, 2004	—	—	—	318,242
Total	1,482	23.46	1,482	318,242

On January 4, 2001, the Company announced a stock repurchase program to purchase up to 101,000 shares of its outstanding common stock. On September 30, 2002, the Board of Directors authorized an increase in the stock repurchase program in connection with the merger of Hometown Bancshares whereby the Company would purchase up to 345,000 shares of its outstanding common stock. The stock repurchase program expires upon the purchase of the maximum number of shares authorized under the program.

The Company has purchased eight shares of its common stock from the First Harrison Bank Employee Stock Ownership Plan representing the aggregate amount of fractional shares of terminated participants.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

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

Item 6. Exhibits and Reports on Form 8-K - (continued)

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

On April 26, 2004, the Company filed a Form 8-K to announce its earnings for the quarter ended March 31, 2004.

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 16, 2004	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 16, 2004	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President
and Treasurer