Form 10-Q
period 2004-09-30
FIRST CAPITAL INC
filed 2004-11-15
CIK 1070296

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Registrant’s telephone number, including area code 812-738-2198

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The Registrant had 2,816,109 shares of common stock, par value $0.01 per share, outstanding as of October 28, 2004.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands)
ASSETS
Cash and due from banks	$13,244	$12,190
Interest bearing deposits with banks	2,849	1,371
Securities available for sale, at fair value	61,978	66,244
Securities-held to maturity	1,264	1,507
Loans held for sale	574	—
Loans, net	320,197	304,200
Federal Home Loan Bank stock, at cost	3,630	3,094
Foreclosed real estate	706	225
Premises and equipment	10,070	10,291
Accrued interest receivable:
Loans	1,437	1,407
Securities	560	767
Cash value of life insurance	1,259	1,228
Goodwill	5,386	5,386
Core deposit intangibles	554	609
Other assets	526	619

Total Assets	$424,234	$409,138

LIABILITIES
Deposits:
Noninterest-bearing	$34,162	$30,535
Interest-bearing	277,893	271,933

Total Deposits	312,055	302,468

Retail repurchase agreements	295	520
Advances from Federal Home Loan Bank	64,249	60,242
Accrued interest payable	1,173	1,160
Accrued expenses and other liabilities	1,497	853

Total Liabilities	379,269	365,243

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 5,000,000 shares; issued 2,845,331 shares (2,843,763 shares in 2003)	28	28
Additional paid-in capital	19,249	19,183
Retained earnings-substantially restricted	26,392	25,092
Unearned ESOP shares	(348)	(400)
Unearned stock compensation	(21)	(73)
Accumulated other comprehensive income	212	380
Less treasury stock, at cost - 29,194 shares (18,639 shares - 2003)	(547)	(315)

Total Stockholders’ Equity	44,965	43,895

Total Liabilities and Stockholders’ Equity	$424,234	$409,138

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$4,845	$4,746	$14,331	$13,509
Securities:
Taxable	486	548	1,462	1,706
Tax-exempt	152	141	443	394
Federal Home Loan Bank dividends	38	37	110	112
Interest bearing deposits with banks	9	34	41	131

Total interest income	5,530	5,506	16,387	15,852
INTEREST EXPENSE
Deposits	1,482	1,460	4,340	4,299
Retail repurchase agreements	1	—	2	1
Advances from Federal Home Loan Bank	807	729	2,407	2,202

Total interest expense	2,290	2,189	6,749	6,502
Net interest income	3,240	3,317	9,638	9,350
Provision for loan losses	100	275	345	600

Net interest income after provision for loan losses	3,140	3,042	9,293	8,750
NON-INTEREST INCOME
Service charges on deposit accounts	498	471	1,427	1,319
Commission income	58	63	241	208
Gain on sale of securities	—	—	—	51
Gain on sale of mortgage loans	60	—	97	14
Mortgage brokerage fees	33	38	103	38
Other income	30	13	107	59

Total non-interest income	679	585	1,975	1,689

NON-INTEREST EXPENSE
Compensation and benefits	1,444	1,228	4,288	3,475
Occupancy and equipment	264	280	775	730
Data processing	201	189	582	566
Other operating expenses	611	560	1,763	1,670

Total non-interest expense	2,520	2,257	7,408	6,441

Income before income taxes	1,299	1,370	3,860	3,998
Income tax expense	443	484	1,310	1,391

Net Income	$856	$886	$2,550	$2,607
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	650	(674)	(169)	(561)
Less: reclassification adjustment	—	—	—	(31)

Other comprehensive income (loss)	650	(674)	(169)	(592)

Comprehensive Income	$1,506	$212	$2,381	$2,015

Net income per common share, basic	$0.31	$0.32	$0.92	$0.97

Net income per common share, diluted	$0.30	$0.32	$0.91	$0.96

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,550	$2,607
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	178	310
Depreciation and amortization expense	606	516
Deferred income taxes	108	321
ESOP compensation expense	114	64
Stock compensation expense	53	53
Increase in cash value of life insurance	(31)	(40)
Provision for loan losses	345	600
Net gain on sale of securities available for sale	—	(51)
Proceeds from sales of mortgage loans	5,120	705
Mortgage loans originated for sale	(5,597)	(691)
Net gain on sale of mortgage loans	(97)	(14)
Stock dividends on Federal Home Loan Bank stock	(111)	(76)
Decrease in accrued interest receivable	177	56
Increase (decrease) in accrued interest payable	13	(184)
Net change in other assets/liabilities	725	273

Net Cash Provided By Operating Activities	4,153	4,449

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits with banks	(1,478)	17,583
Purchase of securities available for sale	(19,212)	(26,077)
Proceeds from maturities of securities available for sale	19,675	17,000
Proceeds from maturities of securities held to maturity	166	118
Proceeds from sale of securities available for sale	—	2,551
Principal collected on mortgage-backed securities	3,423	9,280
Net increase in loans receivable	(17,105)	(14,906)
Purchase of Federal Home Loan Bank stock	(425)	(64)
Proceeds from sale of Federal Reserve Bank stock	—	180
Proceeds from sale of foreclosed real estate	282	—
Purchase of premises and equipment	(330)	(1,120)
Net cash paid in acquisition of Hometown Bancshares, Inc.	—	(5,726)

Net Cash Used By Investing Activities	(15,004)	(1,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,587	(1,229)
Net increase in advances from Federal Home Loan Bank	4,007	21
Net decrease in retail repurchase agreements	(225)	(386)
Exercise of stock options	18	71
Purchase of treasury stock	(232)	(160)
Dividends paid	(1,250)	(1,103)

Net Cash Provided (Used) By Financing Activities	11,905	(2,786)

Net Increase in Cash and Due From Banks	1,054	482
Cash and due from banks at beginning of period	12,190	6,610

Cash and Due From Banks at End of Period	$13,244	$7,092

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (the “Company”) is the holding company for First Harrison Bank (the “Bank”). The information presented in this report relates primarily to the Bank’s operations.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,076	$(1,116)	$(280)	$(929)
Income tax (expense) benefit	(426)	442	111	368

Net of tax amount	650	(674)	(169)	(561)

Less: reclassification adjustment for gains included in net income	—	—	—	(51)
Income tax expense	—	—	—	20

Net of tax amount	—	—	—	(31)

Other comprehensive income (loss)	$650	$(674)	$(169)	$(592)

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Merger with Hometown Bancshares, Inc.

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

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$856	$886	$2,550	$2,607

Shares:
Weighted average common shares outstanding	2,774,524	2,772,387	2,774,604	2,686,597

Net income per common share, basic	$0.31	$0.32	$0.92	$0.97

Diluted
Earnings:
Net income	$856	$886	$2,550	$2,607

Shares:
Weighted average common shares outstanding	2,774,524	2,772,387	2,774,604	2,686,597
Add: Dilutive effect of outstanding options	29,892	29,402	32,216	31,674
Add: Dilutive effect of restricted stock	2,939	4,425	2,692	4,230

Weighted average common shares outstanding, as adjusted	2,807,355	2,806,214	2,809,512	2,722,501

Net income per common share, diluted	$0.30	$0.32	$0.91	$0.96

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock Option Plan

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported	$856	$886	$2,550	$2,607
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(3)	(17)	(8)

Pro forma net income	$850	$883	$2,533	$2,599

Earnings per share:
Basic - as reported	$0.31	$0.32	$0.92	$0.97
Basic - pro forma	$0.31	$0.32	$0.92	$0.97
Diluted - as reported	$0.30	$0.32	$0.91	$0.96
Diluted - pro forma	$0.30	$0.32	$0.91	$0.96

FIRST CAPITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash payments for:
Interest	$6,736	$6,458
Taxes	1,116	1,371

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	928	261

Acquisition of Hometown Bancshares, Inc. (Note 3)
Assets acquired	—	96,885
Liabilities assumed	—	85,122

Net assets acquired	$—	$11,763

Cash paid	$—	$5,626
Stock issued	—	6,137

Total purchase price	$—	$11,763

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

Financial Condition

Total assets increased to $424.2 million at September 30, 2004 from $409.1 million at December 31, 2003, an increase of 3.7%. When compared to September 30, 2003, the asset growth was $25.2 million.

Net loans receivable (excluding loans held for sale) increased to $320.2 million at September 30, 2004 from $304.2 million at December 31, 2003. The primary growth occurred in home equity lines of credit, increasing $6.0 million. Commercial loans and residential mortgages also increased $3.7 million and $2.8 million, respectively.

Securities available for sale decreased to $62.0 million at September 30, 2004 from $66.2 million at December 31, 2003. The Bank had purchases of $19.2 million offset by maturities of $19.7 million and principal payments of $3.3 million. The funds from the portfolio were used to help fund the previously-described loan growth.

Cash and short-term investments increased to $16.1 million at September 30, 2004 from $13.6 million at December 31, 2003 due to a temporary increase in the balance of overnight funds held at the Federal Reserve.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Total deposits increased to $312.1 million at September 30, 2004 from $302.5 million at December 31, 2003, an increase of 3.2%. Checking and savings accounts increased $13.4 million during the period while time deposits decreased $3.8 million. Hometown National Bank had a large number of customers with jumbo certificates and no other deposit relationship. The Bank made a strategic decision not to give a rate premium on these jumbo certificates without attracting the customers’ primary deposit accounts. This decision has helped attract new savings and checking deposits while better managing interest expense by not paying a premium for jumbo certificates without other deposit relationships.

Federal Home Loan Bank borrowings increased $4.0 million to $64.2 million at September 30, 2004. New advances of $19.2 million were partially offset by principal payments of $15.2 million.

Total stockholders’ equity increased $1.1 million to $45.0 million at September 30, 2004 compared to $43.9 million at December 31, 2003. This was primarily the result of retained net income of $1.3 million offset by $232,000 in treasury stock purchases and a net unrealized loss of $169,000 on securities available for sale.

Results of Operations

Net income for the nine-month periods ended September 30, 2004 and 2003. Net income was $2.6 million ($0.91 per share diluted) for the nine months ended September 30, 2004 compared to $2.6 million ($0.96 per share diluted) for the nine months ended September 30, 2003. The Company experienced increases in net interest income after the provision for loan losses and noninterest income, offset by an increase in noninterest expenses.

Net income for the three-month periods ended September 30, 2004 and 2003. Net income was $856,000 ($0.30 per share diluted) for the three months ended September 30, 2004 compared to $886,000 ($0.32 per share diluted) for the same period in 2003. Increases in net interest income after the provision for loan losses and noninterest income were offset by an increase in noninterest expenses.

Net interest income for the nine-month periods ended September 30, 2004 and 2003. Net interest income increased to $9.6 million in 2004 from $9.4 million in 2003. This 3.1% increase was primarily due to an increase in earning assets offset by a decrease in the tax-equivalent interest rate spread.

Total interest income increased $535,000 to $16.4 million when comparing the first nine months of 2004 to the same period in 2003. The average balance of interest-earning assets for 2004 was $388.2 million compared to $348.0 million for the prior year. The average tax-equivalent yield on these assets decreased to 5.72% in 2004 from 6.16% in 2003 primarily due to continued refinancing of residential mortgages and, to a lesser extent, an increase in lower-yielding, adjustable-rate loans.

Total interest expense increased $247,000 during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to an increase of $205,000 in interest on borrowed funds. The average balance of interest-bearing liabilities increased to $337.6 million in 2004 from $302.6 million in 2003 while the average rate on these liabilities decreased to 2.67% in 2004 from 2.87% in 2003. As a result, the tax-equivalent interest rate spread decreased to 3.05% during the first nine months of 2004 from 3.29% for the same period in 2003.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Net interest income for the three-month periods ended September 30, 2004 and 2003. Net interest income decreased from $3.3 million for the three months ended September 30, 2003 to $3.2 million for the same period in 2004 primarily due to a decrease in the tax-equivalent yield on interest-earning assets.

Total interest income increased $24,000 for the three months ended September 30, 2004 compared to the same period in 2003. The increase was caused by a $19.6 million increase in the average balance of interest-earning assets offset by a decrease in the tax-equivalent yield on interest-earning assets to 5.74% during the three months ended September 30, 2004 compared to 6.00% for the same period in 2003.

Total interest expense increased $101,000 for the three months ended September 30, 2004 compared to the same period in 2003. The average balance of interest-bearing liabilities increased to $339.3 million in 2004 from $324.4 million in 2003 while the average cost of these liabilities remained relatively unchanged, decreasing to 2.69% in 2004 from 2.70% in 2003. As a result, the interest rate spread decreased to 3.05% in 2004 from 3.30% in 2003.

Provision for loan losses. The provision for loan losses was $345,000 for the nine-month period ended September 30, 2004 compared to $600,000 for the same period in 2003. During 2004, gross loans receivable increased $16.0 million. A significant portion of that growth is attributable to a $3.0 million short-term loan to a local municipality for which the source of repayment is tax revenues. Other significant increases include home equity lines of credit and commercial loans, increasing $6.0 million and $3.7 million, respectively. However, the consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses due to the lower levels of nonperforming loans at September 30, 2004 compared to December 31, 2003.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

The allowance for loan losses was $2.4 million at September 30, 2004 and December 31, 2003. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2004, nonperforming loans amounted to $4.1 million compared to $5.2 million at December 31, 2003. Included in nonperforming loans are loans over 90 days past due secured by commercial mortgages in the amount of $809,000, residential mortgages of $564,000, consumer loans amounting to $23,000 and commercial loans of $17,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2004, nonaccrual loans amounted to $2.7 million compared to $2.6 million at December 31, 2003.

Noninterest income for the nine-month periods ended September 30, 2004 and 2003. Noninterest income increased 16.9% to $2.0 million for the nine months ended September 30, 2004 compared to $1.7 million for the nine months ended September 30, 2003. Service charges on deposits increased $108,000 when comparing the two periods, primarily due to an increase of 949 transaction accounts when comparing September 30, 2004 to September 30, 2003. Gains on the sale of loans and mortgage brokerage fees increased $83,000 and $65,000, respectively, when comparing the two periods.

Noninterest income for the three-month periods ended September 30, 2004 and 2003. Noninterest income for the quarter ended September 30, 2004 increased 16.1% to $679,000 compared to $585,000 for the quarter ended September 30, 2003. During this period in 2004, the Bank recognized gains of $60,000 on the sale of mortgage loans. The Bank did not sell mortgage loans during the same period of 2003.

Noninterest expense for the nine-month periods ended September 30, 2004 and 2003. Noninterest expense increased 15.0% to $7.4 million for the nine months ended September 30, 2004 compared to $6.4 million for the same period in 2003. Compensation and benefits increased $813,000 when comparing the two periods due to an increase in staff caused by three new offices, the two Hometown National Bank locations (see Note 3) and the new Jeffersonville, Indiana office that opened in May 2003, and by a reduction in the deferral of direct loan origination costs. The low interest rates of 2003 and corresponding large number of mortgage refinancings led to a reduction of compensation and benefits expense of $446,000 during the nine months ended September 30, 2003. For the same period in 2004, the Bank recorded deferrals of direct loan origination costs of $230,000 as the pace of loan originations declined.

Other operating expenses increased $93,000 during the nine months ended September 30, 2004 compared to September 30, 2003. Charitable contributions and expenses on foreclosed property contributed $28,000 each to this increase.

Noninterest expense for the three-month periods ended September 30, 2004 and 2003. Noninterest expense increased 11.7% to $2.5 million for the three months ended September 30, 2004 compared to $2.3 million for the same period in 2003. Compensation and benefits increased by $216,000 to account for the majority of this increase, primarily due to a $125,000 reduction in compensation and benefit costs deferred in connection with loan originations.

Other operating expenses increased $51,000 when comparing the two periods. Expenses on foreclosed property and advertising fees increased $19,000 and $11,000, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC. AND SUBSIDIARY

Income tax expense. Income tax expense for the nine-month period ended September 30, 2004 was $1.3 million, compared to $1.4 million for the same period in 2003. The effective tax rate decreased to 33.9% in 2004 from 34.8% in 2003 primarily due to an increase in tax-exempt income in 2004. Income tax expense for the three-month period ended September 30, 2004 was $443,000, compared to $484,000 for the same quarter in 2003. The effective tax rate was 34.1% for the third quarter 2004 compared to 35.3% for the same period in 2003.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2004, the Bank had cash and interest-bearing deposits with banks of $16.1 million and securities available-for-sale with a fair value of $62.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of September 30, 2004, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 9.1%, 9.1% and 14.5%, respectively. The minimum regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Form 10-K for the year ended December 31, 2003.

For the three and nine months ended September 30, 2004, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2003 and June 30, 2004, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Due to the level of market interest rates over these time periods, the tables provide information for only a sustained 100 basis point decrease in market interest rates. Given the timing of the release of this information by the OTS, information as of September 30, 2004 is unavailable for inclusion in this report.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC. AND SUBSIDIARIES

	At December 31, 2003
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$34,141	$(12,197)	(26)%	8.60%	(240	)bp
200bp	38,863	(7,474)	(16)	9.58	(142	)bp
100bp	43,158	(3,179)	(7)	10.43	(57	)bp
Static	46,337	—	—	11.00	—	bp
(100)bp	45,463	(874)	(2)	10.70	(30	)bp

	At June 30, 2004
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$38,103	$(13,177)	(26)%	9.41%	(253	)bp
200bp	43,101	(8,179)	(16)	10.43	(151	)bp
100bp	47,676	(3,604)	(7)	11.31	(64	)bp
Static	51,280	—	—	11.94	—	bp
(100)bp	51,648	369	1	11.89	(5	)bp

The preceding tables indicate that in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At December 31, 2003 and September 30, 2004, approximately 71% and 69%, respectively, of the loan portfolio consisted of fixed-rate loans.

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

PART I - ITEM 4

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC. AND SUBSIDIARY

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with regard to shares repurchased by the company in the third quarter of 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2004	402	20.50	402	317,840
August 1 through August 31, 2004	2,025	20.25	2,025	315,815
September 1 through September 30, 2004	—	—	—	315,815
Total	2,427	20.29	2,427	315,815

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

The Company has purchased nine shares of its common stock from the First Harrison Bank Employee Stock Ownership Plan representing the aggregate amount of fractional shares of terminated participants.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)

	3.2	Second Amended and Restated Bylaws of First Capital, Inc. (6)

	10.1	Employment Agreement with James G. Pendleton (3)

	10.2	Employment Agreement with Samuel E. Uhl (2)

	10.3	Employment Agreement with M. Chris Frederick (2)

	10.4	Employment Agreement with Joel E. Voyles (2)

	10.5	Employee Severance Compensation Plan (3)

	10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

	10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

	10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

	10.9	Employment Agreement with William W. Harrod (2)

	11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits - (continued)

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 12, 2004	BY:	/s/ William W. Harrod
William W. Harrod
President and Chief Executive Officer
(Principal Executive Officer)

Dated November 12, 2004	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)