Form 10-K
period 2004-12-31
FIRST CAPITAL INC
filed 2005-03-30
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $55.3 million, based upon the average bid and asked price of $23.13 as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 3, 2005 was 2,596,705.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report of Stockholders and of the Proxy Statement

for the 2005 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

General

First Capital, Inc. (also referred to as the “Company” or “First Capital”) was incorporated under Indiana law in September 1998. The Company was organized for the purpose of becoming the holding company for First Federal Bank, A Federal Savings Bank (also referred to as the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (“MHC”), from a federal mutual holding company to a stock holding company (“Conversion and Reorganization”). On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger. On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana. The acquisition expanded the Company’s presence in the New Albany and Floyd County, Indiana market area and the Company expects to benefit from growth in this market area, as well as from expansion of the banking services provided to the existing customers of Hometown.

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

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission are made available free of charge on the Company’s website, www.firstharrison.com, as soon as practicable after the Company electronically files such material, or furnishes it to, the Securities and Exchange Commission. The contents of the Company’s website shall not be incorporated by reference into this Form 10-K.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$179,816	55.10%	$176,569	55.77%	$145,467	65.79%	$132,350	64.35%	$109,813	59.80%
Land	6,696	2.05	7,771	2.45	4,821	2.18	4,381	2.13	3,356	1.83
Commercial real estate	38,654	11.84	42,936	13.56	16,760	7.58	15,811	7.69	20,372	11.10
Residential construction(2)	23,215	7.11	25,077	7.92	9,783	4.42	10,477	5.09	9,665	5.26

Total mortgage loans	248,381	76.10	252,353	79.70	176,831	79.97	163,019	79.26	143,206	77.99

Consumer Loans:
Home equity and second mortgage loans	35,385	10.84	27,656	8.73	18,640	8.43	12,963	6.30	11,349	6.18
Automobile loans	13,726	4.20	12,863	4.06	9,598	4.34	10,376	5.04	10,156	5.53
Loans secured by savings accounts	1,611	0.49	1,248	0.39	1,249	0.56	1,309	0.64	1,554	0.85
Unsecured loans	2,307	0.71	1,855	0.59	1,193	0.54	1,721	0.84	1,609	0.88
Other(3)	4,154	1.27	4,543	1.43	4,176	1.89	4,949	2.41	5,920	3.22

Total consumer loans	57,183	17.51	48,165	15.20	34,856	15.76	31,318	15.23	30,588	16.66

Commercial business loans	20,866	6.39	16,162	5.10	9,440	4.27	11,339	5.51	9,816	5.35

Total gross loans	326,430	100.00%	316,680	100.00%	221,127	100.00%	205,676	100.00%	183,610	100.00%

Less:
Due to borrowers on loans in process	6,933		10,085		3,887		2,727		2,893
Deferred loan fees net of direct costs	(67)		(38)		26		116		229
Allowance for loan losses	2,478		2,433		1,218		1,103		1,184

Total loans, net	$317,086		$304,200		$215,996		$201,730		$179,304

(1)	Includes conventional one- to four-family and multi-family residential loans.

(2)	Includes construction loans for which the Bank has committed to provide permanent financing.

(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale and retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties are an immaterial portion of the residential loan portfolio. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2004, the Bank originated and funded $11.0 million of residential mortgage loans for sale in the secondary market. The Bank also originated $9.5 million of residential mortgage loans as an agent for a third-party mortgage company. The third-party mortgage company funded such originations and the Bank received a fee for each loan funded by the third party mortgage company. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders that are operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2004, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $6.6 million. The Bank generally limits the number of speculative construction loans outstanding at any one time to any one builder to two loans.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $14.1 million at December 31, 2004, of which $7.8 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the year ended December 31, 2004, the Bank granted approximately $1.7 million of credit to customers of the dealership and such loans had an aggregate outstanding balance of $2.7 million at December 31, 2004. At December 31, 2004, seven loans were delinquent 30 days or more with an aggregate outstanding balance of $42,000.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$10,121	$17,872	$20,871	$42,482	$35,196	$53,274	$179,816
Commercial real estate and land loans	10,362	7,550	9,635	7,591	6,987	3,225	45,350
Residential construction(1)	20,681	154	504	548	664	664	23,215
Consumer loans	11,716	18,314	24,102	2,510	131	410	57,183
Commercial business	9,897	5,762	3,893	800	441	73	20,866

Total gross loans	$62,777	$49,652	$59,005	$53,931	$43,419	$57,646	$326,430

(1)	Includes construction loans for which the Bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.

The following table sets forth the dollar amount of all loans due after December 31, 2005, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$139,868	$29,827
Commercial real estate and land loans	14,743	20,245
Residential construction	2,534	—
Consumer loans	16,479	28,988
Commercial business	8,429	2,540

Total gross loans	$182,053	$81,600

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $3.8 million at December 31, 2004.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2004, the Bank had outstanding letters of credit of $1.3 million.

Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees or discount “points.” Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. On residential construction loans, the Bank usually charges one point. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $67,000 of net deferred loan costs at December 31, 2004.

Mortgage Banking Activities. Mortgage loans originated and funded by the Bank and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Aggregate market value is determined based on the quoted prices under a “best efforts” sales agreement with a third party. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains on sales of mortgage loans are included in noninterest income.

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2004, the Bank had commitments to originate $2.4 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

The Bank also serves as an agent for a third-party mortgage company. In this role, the Bank accepts and processes mortgage loan applications and performs other loan origination activities, except funding, on behalf of the third-party mortgage company. The third-party mortgage company funds such loans and the Bank receives a fee for each loan funded. The fee is typically 1.5 to 2.0% of the loan principal amount.

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

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$882	$964	$494	$172	$241
Commercial real estate	485	1,056	36	566	—
Commercial business	525	569	—	49	—
Consumer	183	48	77	—	10

Total	2,075	2,637	607	787	251

Loans past due 90 days on accrual status:
Residential real estate	706	1,825	385	375	280
Commercial real estate	671	575	228	—	—
Commercial business	70	78	8	—	—
Consumer	38	188	151	97	41

Total	1,485	2,666	772	472	321

Foreclosed real estate, net	442	225	102	212	119

Total nonperforming assets	$4,002	$5,528	$1,481	$1,471	$691

Total loans delinquent 90 days or more to net loans	1.12%	1.74%	0.64%	0.62%	0.32%
Total loans delinquent 90 days or more to total assets	0.84%	1.30%	0.45%	0.45%	0.23%
Total nonperforming assets to total assets	0.94%	1.35%	0.48%	0.52%	0.28%

The increase in nonperforming assets during 2003 is primarily the result of $3.3 million in impaired loans that were acquired in the Hometown merger.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $113,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2004.

Classified Assets. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention” and monitored by the Bank.

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

At December 31, 2004, 2003 and 2002, the aggregate amounts of the Bank’s classified assets at those dates were as follows:

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	1,135	2,733	1,158
Substandard	2,807	3,628	798
Special mention	2,679	1,360	—

Loans classified as impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
Impaired loans with related allowance	$2,046	$3,589	$1,160
Impaired loans with no allowance	1,514	1,714	—

Total impaired loans	$3,560	$5,303	$1,160

Allowance for loan losses:
Related to impaired loans	820	1,075	420
Related to other loans	1,658	1,358	798

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2004, the Bank had foreclosed real estate totaling $442,000.

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

The allowance for loan losses was $2.5 million at December 31, 2004, $2.4 million at December 31, 2003 and $1.2 million at December 31, 2002. Management has deemed these amounts as adequate on those dates based on its evaluation methodology. At December 31, 2004, nonperforming loans totaled $3.6 million or 0.84% of total assets. Included in nonperforming loans are loans over 90 days past due secured by one- to-four family residential real estate in the amount of $706,000, commercial real estate loans totaling $671,000, commercial business loans totaling $70,000 and consumer loans in the amount of $38,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance at beginning of period	$2,433	$1,218	$1,103	$1,184	$1,194
Provision for loan losses	510	725	305	66	48

	2,943	1,943	1,408	1,250	1,242

Allowance for loan losses on loans acquired in the Hometown merger	—	1,065	—	—	—
Recoveries:
Residential real estate	—	4	—	8	3
Commercial real estate	—	—	—	—	—
Commercial business	—	3	22	—	—
Consumer	56	45	35	67	15

Total recoveries	56	52	57	75	18

Charge-offs:
Residential real estate	129	172	78	2	13
Commercial real estate	162	6	—	—	—
Commercial business	20	55	2	114	3
Consumer	210	394	167	106	60

Total charge-offs	521	627	247	222	76

Net (charge-offs) recoveries	(465)	(575)	(190)	(147)	(58)

Balance at end of period	$2,478	$2,433	$1,218	$1,103	$1,184

Ratio of allowance to total loans outstanding at the end of the period	0.76%	0.77%	0.55%	0.54%	0.64%
Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.21%	0.09%	0.08%	0.03%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$446	62.21%	$673	63.69%	$375	70.21%	$199	69.44%	$614	65.06%
Commercial real estate and land loans	455	13.89	464	16.01	18	9.76	120	9.82	226	12.93
Commercial business	827	6.39	576	5.10	297	4.27	294	5.51	90	5.35
Consumer	750	17.51	720	15.20	528	15.76	490	15.23	254	16.66
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,478	100.00%	$2,433	100.00%	$1,218	100.00%	$1,103	100.00%	$1,184	100.00%

(1)	Includes residential construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio, securities with a book value of $252,000 have adjustable rates as of December 31, 2004.

At December 31, 2004, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities and mutual funds that invest in such securities) which exceeded 10% of the Company’s stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2004				2003				2002
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)
	(Dollars in thousands)
Securities Held to Maturity(1)
Municipal:
Due in one year or less	38	37	0.05	9.17	169	167	0.25	8.40	114	113	0.17	8.87
Due after one year through five years	188	180	0.27	9.16	174	167	0.25	9.08	194	189	0.29	8.59
Due after five years through ten years	101	99	0.15	7.38	142	137	0.20	8.10	74	74	0.11	10.23
Due after ten years	883	800	1.21	8.33	880	811	1.21	8.02	876	800	1.23	8.33
Mortgage-backed securities(3)	139	142	0.21	3.71	220	225	0.34	4.10	295	298	0.46	4.66

	$1,349	$1,258	1.89%		$1,585	$1,507	2.25%		$1,553	$1,474	2.26%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$2,022	$2,011	3.03%	3.85%	$2,562	$2,515	3.75%	4.42%	$4,131	$4,004	6.17%	5.65%
Due after one year through five years	25,999	26,055	39.25	3.91	29,864	29,547	44.01	4.11	38,105	37,074	57.18	4.73
Due after five years through ten years	1,473	1,501	2.26	3.36	3,500	3,522	5.25	3.43	—	—	—	—
Due after ten years through fifteen years	946	1,000	1.51	5.26	951	1,000	1.49	5.14	—	—	—	—
Mortgage-backed securities (3)	17,939	18,064	27.21	3.71	15,506	15,581	23.21	3.60	10,963	10,833	16.71	3.96
Municipal:
Due in one year or less	115	115	0.17	6.82	177	175	0.26	7.02	145	140	0.22	7.89
Due after one year through five years	3,970	3,857	5.81	6.05	2,637	2,489	3.71	6.32	1,885	1,769	2.73	6.79
Due after five years through ten years	8,483	8,335	12.55	6.13	6,305	6,097	9.08	5.85	5,503	5,335	8.23	6.55
Due after ten years	2,894	2,852	4.30	7.22	3,449	3,401	5.07	5.91	3,001	2,979	4.59	6.97
Equity securities:
Mutual funds	1,351	1,342	2.02	N/A	1,293	1,287	1.92	N/A	1,247	1,238	1.91	N/A

	$65,192	$65,132	98.11%		$66,244	$65,614	97.75%		$64,980	$63,372	97.74%

(1)	Securities held to maturity are carried at amortized cost.

(2)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.

(3)	The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2004.

Maturity Period	Amount at December 31, 2004
(Dollars in thousands)
Three months or less	$5,282
Over three through six months	2,681
Over six through 12 months	7,313
Over 12 months	23,967

Total	$39,243

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2004			2003			2002
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)
Non-interest-bearing demand	$33,801	10.68%	$3,266	$30,535	10.10%	$10,483	$20,052	9.27%	$1,423
NOW accounts	59,380	18.77	14,652	44,728	14.79	10,950	33,778	15.62	3,147
Savings accounts	36,000	11.38	4,563	31,437	10.39	11,362	20,075	9.29	2,801
Money market accounts	32,479	10.26	(3,645)	36,124	11.94	1,527	34,597	16.00	1,136
Fixed rate time deposits which mature:
Within one year	61,799	19.53	(19,659)	81,458	26.93	30,700	50,758	23.48	(9,253)
After one year, but within three years	68,401	21.61	17,518	50,883	16.82	20,476	30,407	14.06	1,268
After three years, but within five years	23,619	7.46	(2,550)	26,169	8.65	437	25,732	11.90	11,487
After five years	860	0.27	(186)	1,046	0.35	345	701	0.32	43
Club accounts	123	0.04	35	88	0.03	(14)	102	0.06	28

Total	$316,462	100.00%	$13,994	$302,468	100.00%	$86,266	$216,202	100.00%	$12,080

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2004.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
Below 1.00%	$162	$—	$—	$—	$162	0.10%
1.00% — 1.99%	20,206	2,367	—	—	22,573	14.59
2.00% — 2.99%	22,359	14,387	209	—	36,955	23.89
3.00% — 3.99%	5,469	25,367	11,799	338	42,973	27.78
4.00% — 4.99%	4,465	13,002	11,348	192	29,007	18.76
5.00% — 5.99%	715	12,316	48	313	13,392	8.66
6.00% — 6.99%	6,578	911	213	2	7,704	4.98
7.00% — 7.99%	1,845	51	2	—	1,898	1.23
8.00% — 8.99%	—	—	—	15	15	0.01%

Total	$61,799	$68,401	$23,619	$860	$154,679	100.00%

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Maximum balance at any month end	$67,488	$60,242	$53,320
Average balance	63,122	54,722	46,753
Period end balance	65,099	60,242	53,320
Weighted average interest rate:
At end of period	4.84%	5.05%	5.49%
During the period	5.07%	5.41%	5.80%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Maximum balance at any month end	$697	$520	$457
Average balance	296	156	186
Period end balance	640	520	457
Weighted average interest rate:
At end of period	1.99%	0.68%	0.93%
During the period	1.21%	0.76%	1.61%

Subsidiary Activities

As of December 31, 2004, the Bank was the Company’s only subsidiary. The Bank is wholly owned by the Company.

First Harrison Financial Services, Inc. is a former wholly-owned subsidiary of First Harrison Bank that sold property and casualty insurance, life insurance and non-deposit investment products. Effective January 1, 2004, First Harrison Financial Services, Inc. dissolved its charter and all accounts were combined with the Bank. During 2004, the Bank organized three wholly-owned subsidiaries to manage a portion of the investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio.

Personnel

As of December 31, 2004, the Bank had 127 full-time employees and 24 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

RISK FACTORS

Above average interest rate risk associated with fixed-rate loans

At December 31, 2004, approximately 42.3% of the Bank’s assets consisted of residential mortgage loans held for investment. Such loans represented 55.1% of the total loan portfolio at that date. While generally considered to involve less risk than other types of lending, such as commercial mortgage loans, commercial business loans and consumer loans, residential mortgage loans provide relatively lower yields. The Bank’s loan portfolio also includes a significant amount of loans with fixed rates of interest. At December 31, 2004, $182.1 million, or 69%, of the Bank’s total loans receivable had fixed interest rates all of which were held for investment. Although the Bank offers ARM loans, customer demand for them is generally low in times of low market interest rates, as currently exists. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

Commercial business lending risks

At December 31, 2004, the Bank’s commercial business loan portfolio amounted to $20.9 million, or 6.39% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than one- to four-family mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial Real Estate Lending Risks

At December 31, 2004, the Bank’s commercial real estate loan portfolio amounted to $38.7 million, or 11.84% of total loans. Commercial real estate lending is inherently riskier than one- to-four family mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

A downturn in the local economy or a decline in real estate values could hurt the Company’s profits.

Nearly all of the Bank’s loans are secured by real estate or made to businesses in our primary market area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profit. In recent years there has been a significant increase in real estate values in our market area. As a result of rising home prices, the Bank’s loans have been well collateralized. A decline in real estate values could cause some of the Bank’s mortgages to become adequately collateralized, which would expose the Company to a greater risk of loss.

Strong competition within the Bank’s market area could hurt the Company’s profit and growth.

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for it to make new loans and at times has forced it to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than it has and may offer services that the Bank does not provide. Competition will likely increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon the Bank’s continued ability to compete successfully in its market area.

The Bank and the Company operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Company and the Bank are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, their chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits. The Company and the Bank are both subject to regulation and supervision by the Office of Thrift Supervision. Such regulations and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including to imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory claim may have a material impact on the Bank’s operations.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with, the rules and regulations of the OTS. The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Acquisition of the Company. Under the federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company or savings association), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2004.

				Capital
	Actual Capital	Required Capital	Excess Amount (Deficiency)	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$32,461	$6,292	$26,169	7.74%	1.50%
Core (Leverage)	32,461	16,778	15,683	7.74	4.00
Risk-based	33,638	20,821	12,817	12.92	8.00

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2004, FICO payments for Savings Association Insurance Fund members approximated 1.51 basis points of assessable deposits.

The Bank’s risk-based classifications resulted in no assessments during 2004. The FDIC has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2004, the Bank’s limit on loans to one borrower was $5.8 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $6.0 million. During the fourth quarter of 2004, the Company repurchased 220,519 shares of common stock. In order to facilitate the repurchase, the Bank declared a dividend to the Company, reducing the Bank’s capital to $38.6 million. At year-end, the Bank had a loan commitment to one borrower that totaled $6.0 million. The balance on this loan at year-end 2004 was $3,886,151, and the unused commitment totaled $2,126,302. Management has taken steps to rewrite the loan reducing the potential loan balance to less than 15% of unimpaired capital and surplus.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:

(i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, the Bank maintained 84.05% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 2004 totaled $93,823.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $3.7 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; and a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Bank was in compliance with the foregoing requirements at December 31, 2004.

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

Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Bank is entitled to take a bad debt deduction for federal income tax purposes which is based on its current or historic net charge-offs by applying the experience reserve method for banks. For tax years beginning prior to December 31, 1995, the Bank as a qualifying thrift had been permitted to establish a reserve for bad debts and to make annual additions to such reserve, which were deductible for federal income tax purposes. Under such prior tax law, generally the Bank recognized a bad debt deduction equal to 8% of taxable income.

Under the 1996 Tax Act, the Bank was required to recapture all or a portion of its additions to its bad debt reserve made subsequent to the base year (which is the Bank’s last taxable year beginning before January 1, 1988). This recapture was required to be made, after a deferral period based on certain specified criteria, ratably over a six-year period commencing in the Bank’s calendar 1998 tax year. All post-1987 additions to the statutory bad debt reserve have been recaptured in taxable income as of December 31, 2002.

Potential Recapture of Base Year Bad Debt Reserve. The Bank’s bad debt reserve as of the base year is not subject to automatic recapture as long as the Bank continues to carry on the business of banking. If the Bank no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Bank no longer qualifies as a bank. Such base year bad debt reserve is subject to recapture to the extent that the Bank makes “non-dividend distributions” that are considered as made from the base year bad debt reserve. To the extent that such reserves exceed the amount that would have been allowed under the experience method (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carry-overs, of which the Bank currently has a balance of $69,000 related to the acquisition of Hometown. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax (“AMT”) is paid. The Bank does not expect to be subject to the AMT.

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

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2004.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$2,708	Owned		12,000

Branch Offices:
391 Old Capitol Plaza, N.E. Corydon, Indiana 47112	1997	13	Leased	(2)	425
8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	871	Owned		3,500
710 Main Street Palmyra, Indiana 47164	1991	1,246	Owned		6,000
6040 Main Street NE Crandall, Indiana 47114	1938	84	Owned		1,000
9849 Highway 150 Greenville, Indiana 47124	1986	284	Owned		2,484
1058 North Luther Road Georgetown, Indiana 47122	1995	94	Leased	(3)	1,800
317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	94	Owned		1,834
4303 Charlestown Crossing New Albany, Indiana 47150	1999	912	Owned		3,500
3131 Grant Line Road New Albany, Indiana 47150	2003	2,197	Owned		12,200
5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	347	Owned		4,160
2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,032	Owned		4,090

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.

(2)	Lease expires April 2005.

(3)	Lease expires November 2005.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2004, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for First Capital’s common equity and related stockholder matters is incorporated herein by reference to First Capital’s 2004 Annual Report to Stockholders at “Corporate Information.”

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2004	—	—	—	—
November 1 through November 30, 2004	—	—	—	—
December 1 through December 31, 2004	220,520	$21.00	249,742	95,258
Total	220,520	$21.00	249,742	95,258

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

The information required by this item is incorporated herein by reference to the Section captioned “Selected Financial and Other Data” in the 2004 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Capital’s 2004 Annual Report to Stockholders in the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements by this Item are incorporated by reference to the Company’s Audited Financial Statements and the Notes thereto found in First Capital’s 2004 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to Directors is incorporated herein by reference to the Proxy Statement under the heading “Proposal 1—Election of Directors.” The information contained under the section captioned “Other Information Relating to Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	37	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	52	Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas	48	Senior Vice President - Lending

(1)	As of December 31, 2004.

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

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its affiliates. A copy of the Code of Ethics and Business Conduct is filed as Exhibit 14.0 of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading “Executive Compensation” and “Proposal 1 — Election of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item regarding security ownership of certain beneficial owners is incorporated herein by reference to the Proxy Statement under the heading “Stock Ownership.”

Equity Compensation Plan Information as of December 31, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	110,894	$15.81	$44,295
Equity compensation plans not approved by security holders	—	—	—
Total	110,894	$15.81	$44,295

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading “Proposal 1 — Election of Directors” and “Other Information Relating to Directors and Executive Officers.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement under the heading “Proposal 2 — Ratification of Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The exhibits and financial statement schedules filed as part of this report are as follows:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

(2)	All financial statement schedules are omitted as the required information either is not applicable or is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (6)

10.1	Employment Agreement with James G. Pendleton (3)

10.2	Employment Agreement with Samuel E. Uhl (2)

10.3	Employment Agreement with M. Chris Frederick (2)

10.4	Employment Agreement with Joel E. Voyles (2)

10.5	Employee Severance Compensation Plan (3)

10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.9	Employment Agreement with William W. Harrod (2)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Exhibit 13 to this Form 10-K)

13.0	Annual Report to Stockholders

14.0	Code of Ethics and Business Conduct

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.

(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.

(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.

(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

(6)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

/s/ William W. Harrod
William W. Harrod President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod William W. Harrod	President, Chief Executive Officer and Director (principal executive officer)	March 28, 2005

/s/ J. Gordon Pendleton J. Gordon Pendleton	Chairman	March 28, 2005

/s/ Michael C. Frederick Michael C. Frederick	Chief Financial Officer and Treasurer (principal accounting and financial officer)	March 28, 2005

/s/ Samuel E. Uhl Samuel E. Uhl	Director	March 28, 2005

/s/ Mark D. Shireman Mark D. Shireman	Director	March 28, 2005

/s/ Dennis L. Huber Dennis L. Huber	Director	March 28, 2005

/s/ Kenneth R. Saulman Kenneth R. Saulman	Director	March 28, 2005

/s/ John W. Buschemeyer John W. Buschemeyer	Director	March 28, 2005

/s/ Gerald L. Uhl Gerald L. Uhl	Director	March 28, 2005

/s/ James S. Burden James S. Burden	Director	March 28, 2005

/s/ James E. Nett James E. Nett	Director	March 28, 2005

/s/ Michael L. Shireman Michael L. Shireman	Director	March 28, 2005

/s/ Kathryn W. Ernstberger Kathryn W. Ernstberger	Director	March 28, 2005