Form 10-Q
period 2005-03-31
FIRST CAPITAL INC
filed 2005-05-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,598,333 shares of common stock were outstanding as of April 29, 2005.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$15,078	$14,191
Interest bearing deposits with banks	11,993	2,175
Fed funds sold	1,203	1,059

Total cash and cash equivalents	28,274	17,425

Securities available for sale, at fair value	68,466	65,192
Securities-held to maturity	1,231	1,258
Loans, net	313,199	317,086
Loans held for sale	841	510
Federal Home Loan Bank stock, at cost	3,707	3,668
Foreclosed real estate	868	442
Premises and equipment	9,752	9,896
Accrued interest receivable	2,068	2,104
Cash value of life insurance	1,278	1,269
Goodwill	5,386	5,386
Core deposit intangibles	517	536
Other assets	1,046	530

Total Assets	$436,633	$425,302

LIABILITIES
Deposits:
Noninterest-bearing	$34,753	$33,801
Interest-bearing	286,566	282,661

Total Deposits	321,319	316,462

Retail repurchase agreements	8,583	635
Advances from Federal Home Loan Bank	63,399	65,099
Accrued interest payable	1,238	1,286
Accrued expenses and other liabilities	1,490	1,106

Total Liabilities	396,029	384,588

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 2,848,107 shares (2,846,457 shares in 2004)	28	28
Additional paid-in capital	19,315	19,278
Retained earnings-substantially restricted	27,360	26,888
Unearned ESOP shares	(307)	(328)
Unearned stock compensation	(3)	(3)
Accumulated other comprehensive income	(610)	29
Less treasury stock, at cost - 249,774 shares (249,742 shares in 2004)	(5,179)	(5,178)

Total Stockholders’ Equity	40,604	40,714

Total Liabilities and Stockholders’ Equity	$436,633	$425,302

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,888	$4,741
Securities:
Taxable	488	501
Tax-exempt	158	144
Federal Home Loan Bank dividends	39	39
Fed funds sold and interest bearing deposits with banks	47	14

Total interest income	5,620	5,439

INTEREST EXPENSE
Deposits	1,597	1,430
Retail repurchase agreements	16	—
Advances from Federal Home Loan Bank	788	796

Total interest expense	2,401	2,226

Net interest income	3,219	3,213
Provision for loan losses	150	125

Net interest income after provision for loan losses	3,069	3,088

NONINTEREST INCOME
Service charges on deposit accounts	509	433
Commission income	129	99
Gain on sale of mortgage loans	87	—
Mortgage brokerage fees	42	38
Other income	19	18

Total noninterest income	786	588

NONINTEREST EXPENSE
Compensation and benefits	1,511	1,424
Occupancy and equipment	269	254
Data processing	199	202
Professional fees	85	95
Advertising	65	53
Other operating expenses	462	411

Total noninterest expense	2,591	2,439

Income before income taxes	1,264	1,237
Income tax expense	408	404

Net Income	856	833
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(639)	204
Less: reclassification adjustment	—	—

Other comprehensive income (loss)	(639)	204

Comprehensive Income	$217	$1,037

Net income per common share, basic	$0.33	$0.30

Net income per common share, diluted	$0.33	$0.30

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$856	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	44	63
Depreciation and amortization expense	206	191
Deferred income taxes	187	35
ESOP and stock compensation expense	41	41
Increase in cash value of life insurance	(10)	(11)
Provision for loan losses	150	125
Proceeds from sales of mortgage loans	6,546	—
Mortgage loans originated for sale	(6,790)	—
Net gain on sale of mortgage loans	(87)	—
Stock dividends on Federal Home Loan Bank stock	(39)	(39)
Decrease in accrued interest receivable	36	159
Decrease in accrued interest payable	(48)	—
Net change in other assets/liabilities	62	646

Net Cash Provided By Operating Activities	1,154	2,043

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(6,964)	(3,603)
Proceeds from maturities of securities available for sale	1,615	5,070
Proceeds from maturities of securities held to maturity	12	154
Principal collected on mortgage-backed securities	1,028	1,045
Net decrease (increase) in loans receivable	3,227	(7,874)
Purchase of Federal Home Loan Bank stock	—	(118)
Proceeds from sale of foreclosed real estate	84	32
Purchase of premises and equipment	(43)	(104)

Net Cash Used In Investing Activities	(1,041)	(5,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,857	3,292
Net increase (decrease) in advances from Federal Home Loan Bank	(1,700)	1,320
Net increase (decrease) in retail repurchase agreements	7,948	(307)
Exercise of stock options	17	1
Purchase of treasury stock	(1)	(148)
Dividends paid	(385)	(417)

Net Cash Provided By Financing Activities	10,736	3,741

Net Increase in Cash and Cash Equivalents	10,849	386
Cash and cash equivalents at beginning of period	17,425	13,561

Cash and Cash Equivalents at End of Period	$28,274	$13,947

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. During 2004, the Bank established three wholly-owned subsidiaries to manage a portion of its investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2004 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,059)	$338
Income tax (expense) benefit	420	(134)

Net of tax amount	(639)	204

Less: reclassification adjustment for gains included in net income	—	—
Income tax benefit	—	—

Other comprehensive income (loss)	$(639)	$204

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share data)
Basic:
Earnings:
Net income	$856	$833

Shares:
Weighted average common shares outstanding	2,564,467	2,775,847

Net income per common share, basic	$0.33	$0.30

Diluted:
Earnings:
Net income	$856	$833

Shares:
Weighted average common shares outstanding	2,564,467	2,775,847

Add: Dilutive effect of outstanding options	26,870	33,610
Add: Dilutive effect of restricted stock	547	2,763

Weighted average common shares outstanding, assuming full dilution	2,591,884	2,812,220

Net income per common share, diluted	$0.33	$0.30

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Stock Option Plan

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

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$856	$833
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(3)

Pro forma net income	$850	$830

Earnings per share:
Basic - as reported	$0.33	$0.30

Basic - pro forma	$0.33	$0.30

Diluted - as reported	$0.33	$0.30

Diluted - pro forma	$0.33	$0.30

5.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash payments for:
Interest	$2,449	$2,226
Taxes	111	67

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	549	197

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

Financial Condition

Total assets increased from $425.3 million at December 31, 2004 to $436.6 million at March 31, 2005, an increase of 2.7%. When compared to March 31, 2004, the growth in assets was $22.0 million.

Net loans receivable (excluding loans held for sale) decreased $3.9 million from $317.1 million at December 31, 2004 to $313.2 million at March 31, 2005. Residential mortgage loans decreased by $5.1 million during the period as the Bank originated and sold or acted as a mortgage broker on residential mortgages totaling $8.8 million, of which $5.2 million of the loan proceeds were used to pay off existing loans in the Bank’s portfolio. These loans were sold to help better manage interest rate risk. Commercial mortgages and commercial loans increased by $717,000 and $543,000, respectively.

Securities available for sale increased $3.3 million from $65.2 million at December 31, 2004 to $68.5 million at March 31, 2005. Purchases of these securities totaled $7.0 million while maturities and principal repayments were $1.6 million and $1.0 million, respectively. Due to increasing market interest rates, the portfolio experienced an unrealized loss in market value of $1.1 million during the quarter ended March 31, 2005.

Investment securities held-to-maturity decreased $27,000 due to principal repayments of $15,000 and maturities of $12,000.

Cash and cash equivalents increased from $17.4 million at December 31, 2004 to $28.3 million at March 31, 2005. Interest bearing deposits with banks accounted for $9.8 million of that increase. This was funded primarily by an increase in public funds.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total deposits increased 1.5% from $316.5 million at December 31, 2004 to $321.3 million at March 31, 2005. Time deposits increased $2.8 million during the period. Checking and savings accounts increased $2.0 million, of which $1.7 million was in the form of noninterest bearing checking accounts.

Federal Home Loan Bank borrowings decreased from $65.1 million at December 31, 2004 to $63.4 million at March 31, 2005. New advances of $5.0 million were offset by principal repayments of $6.7 million.

Retail repurchase agreements increased from $635,000 at December 31, 2004 to $8.6 million at March 31, 2005. This increase was primarily due to the Bank’s successful efforts to acquire local public funds.

Total stockholders’ equity decreased from $40.7 million at December 31, 2004 to $40.6 million at March 31, 2005. Retained net income of $472,000 was offset by a net unrealized loss of $639,000 on securities available for sale for the quarter ended March 31, 2005.

Results of Operations

Net Income. Net income was $856,000 ($0.33 per share diluted) for the three months ended March 31, 2005 compared to $833,000 ($0.30 per share diluted) for the same period in 2004. Net income increased primarily due to an increase in noninterest income partially offset by an increase in noninterest expense. The increase in earnings per share is due to the Company repurchasing approximately 221,000 shares of its stock in December 2004, thereby lowering the number of weighted average shares used in the earnings per share calculation. As of March 31, 2005, the Company has repurchased 249,764 shares of the 345,000 originally authorized in the repurchase plan.

Net interest income for the three-month periods ended March 31, 2005 and 2004. Net interest income was virtually unchanged when comparing the two periods.

Total interest income increased $181,000 during the quarter ended March 31, 2005 compared to the same period in 2004. The average balance of interest-earning assets increased from $383.3 million in 2004 to $396.0 million in 2005. The average tax-equivalent yield on these same assets remained unchanged at 5.76% when comparing the two periods. The average tax-equivalent yield on loans increased .03% while the security portfolio yield experienced a .10% decline as higher yielding securities prepaid and the Company reinvested the funds in shorter-term securities.

Total interest expense increased $175,000 to $2.4 million for the quarter ended March 31, 2005 as compared to the same period in 2004. The average balance of interest-bearing liabilities increased from $334.5 million in 2004 to $348.5 million in 2005 while the average rate on these same liabilities increased from 2.66% in 2004 to 2.76% in 2005. As a result, the Company’s taxable-equivalent interest rate spread decreased from 3.10% for the first quarter of 2004 to 3.00% for the same period in 2005.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. The provision for loan losses was $150,000 for the three-month period ended March 31, 2005 as compared to $125,000 for the same period in 2004. During 2005, gross loans receivable decreased $4.1 million while net charge offs totaled $400,000. As stated earlier in this report, the primary cause for the decrease in loans was the $5.1 million decrease in residential mortgages, partially offset by increases in commercial mortgages and commercial loans. The consistent application of management’s allowance methodology resulted in a slight increase in the provision for loan losses due to changed economic conditions, particularly the loss of jobs caused by the closing of two large local manufacturing facilities, and the increased balance of commercial business loans.

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

The allowance for loan losses was $2.2 million at March 31, 2005 compared to $2.5 million at December 31, 2004. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2005, nonperforming loans amounted to $2.7 million compared to $3.6 million at December 31, 2004. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $512,000, commercial mortgages of $447,000, consumer loans amounting to $31,000 and commercial loans of $22,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2005, nonaccrual loans amounted to $1.5 million compared to $2.1 million at December 31, 2004.

Noninterest income. Noninterest income increased 33.7% to $786,000 for the three months ended March 31, 2005 compared to $588,000 for the three months ended March 31, 2004. Gains on the sale of mortgage loans increased $87,000 when comparing the two periods as the Bank did not sell loans during the first quarter of 2004. Service charges on deposits and commission income increased $76,000 and $30,000, respectively, when comparing the two periods.

Noninterest expense. Noninterest expense increased 6.2% to $2.6 million for the three month period ended March 31, 2005 compared to $2.4 million for the same period in 2004. Compensation and benefits increased $87,000 when comparing the two periods, primarily due to increases in wages, the cost of health insurance and acceleration of the release of ESOP plan shares.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Other operating expenses increased $51,000 when comparing the first quarter 2005 to the same period in 2004. Employee training and postage fees were the primary contributors to this increase.

Income tax expense. Income tax expense for the three-month period ended March 31, 2005 was $408,000, compared to $404,000 for the same period in 2004. The effective tax rate was 32.3% for 2005 compared to 32.7% for 2004.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities, FHLB advances and retail repurchase agreements. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2005, the Bank had cash and cash equivalents of $28.3 million and securities available-for-sale with a fair value of $68.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2005, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 7.7%, 7.7% and 13.3%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2005, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2004 Annual Report to Stockholders, filed as an exhibit to the Form 10-K for the year ended December 31, 2004.

For the three months ended March 31, 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Market Risk Analysis” in the Company’s 2004 Annual Report to Stockholders, filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004. Management reviews periodically the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2004.

PART I - ITEM 4

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC.

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

The Company is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse affect on its financial condition or operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2005	10	$20.25	10	95,258

February 1 through February 28, 2005	22	$20.40	22	95,236

March 1 through March 31, 2005	—	—	—	95,236

Total	32	$20.35	32	95,236

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

The Company has purchased ten shares of its common stock from the First Harrison Bank Employee Stock Ownership Plan representing the aggregate amount of fractional shares of terminated participants.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (6)

10.1	Employment Agreement with James G. Pendleton (3)

10.2	Employment Agreement with Samuel E. Uhl (2)

10.3	Employment Agreement with M. Chris Frederick (2)

10.4	Employment Agreement with Joel E. Voyles (2)

10.5	Employee Severance Compensation Plan (3)

10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.9	Employment Agreement with William W. Harrod (2)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Item 6.	Exhibits - (continued)

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 13, 2005	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 13, 2005	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer