Form 10-Q
period 2005-06-30
FIRST CAPITAL INC
filed 2005-08-15
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,595,381 shares of common stock were outstanding as of August 2, 2005.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$17,910	$14,191
Interest-bearing deposits with banks	780	2,175
Federal funds sold	412	1,059

Total cash and cash equivalents	19,102	17,425

Securities available for sale, at fair value	76,721	65,192
Securities-held to maturity	1,224	1,258
Loans, net	316,161	317,086
Loans held for sale	1,023	510
Federal Home Loan Bank stock, at cost	3,746	3,668
Foreclosed real estate	647	442
Premises and equipment	9,583	9,896
Accrued interest receivable	2,348	2,104
Cash value of life insurance	1,288	1,269
Goodwill	5,386	5,386
Core deposit intangibles	499	536
Other assets	692	530

Total Assets	$438,420	$425,302

LIABILITIES
Deposits:
Noninterest-bearing	$35,849	$33,801
Interest-bearing	288,504	282,661

Total Deposits	324,353	316,462

Retail repurchase agreements	8,710	635
Advances from Federal Home Loan Bank	61,274	65,099
Accrued interest payable	1,367	1,286
Accrued expenses and other liabilities	1,166	1,106

Total Liabilities	396,870	384,588

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 2,850,593 shares (2,846,457 shares in 2004)	29	28
Additional paid-in capital	19,359	19,278
Retained earnings-substantially restricted	27,847	26,888
Unearned ESOP shares	(287)	(328)
Unearned stock compensation	(3)	(3)
Accumulated other comprehensive income (loss)	(113)	29
Less treasury stock, at cost - 255,056 shares (249,742 shares in 2004)	(5,282)	(5,178)

Total Stockholders’ Equity	41,550	40,714

Total Liabilities and Stockholders’ Equity	$438,420	$425,302

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,029	$4,745	$9,917	$9,486
Securities
Taxable	563	475	1,051	976
Tax-exempt	161	147	319	291
Federal Home Loan Bank dividends	39	33	78	72
Interest bearing deposits with banks	73	18	120	32

Total interest income	5,865	5,418	11,485	10,857
INTEREST EXPENSE
Deposits	1,701	1,428	3,298	2,858
Retail repurchase agreements	62	1	78	1
Advances from Federal Home Loan Bank	774	804	1,562	1,600

Total interest expense	2,537	2,233	4,938	4,459
Net interest income	3,328	3,185	6,547	6,398
Provision for loan losses	163	120	313	245

Net interest income after provision for loan losses	3,165	3,065	6,234	6,153

NON-INTEREST INCOME
Service charges on deposit accounts	523	496	1,032	929
Commission income	61	84	190	183
Gain on sale of mortgage loans	79	37	166	37
Mortgage brokerage fees	52	32	94	70
Other income	40	59	59	77

Total non-interest income	755	708	1,541	1,296

NON-INTEREST EXPENSE
Compensation and benefits	1,439	1,420	2,950	2,844
Occupancy and equipment	297	257	566	511
Data processing	184	179	383	381
Professional fees	100	90	185	185
Advertising	90	66	155	119
Other operating expenses	482	437	944	848

Total non-interest expense	2,592	2,449	5,183	4,888

Income before income taxes	1,328	1,324	2,592	2,561
Income tax expense	456	463	864	867

Net Income	$872	$861	$1,728	$1,694

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	497	(1,023)	(142)	(819)
Less: reclassification adjustment	—	—	—	—

Other comprehensive income (loss)	497	(1,023)	(142)	(819)

Comprehensive Income (Loss)	$1,369	$(162)	$1,586	$875

Net income per common share, basic	$0.34	$0.31	$0.67	$0.61

Net income per common share, diluted	$0.34	$0.31	$0.67	$0.60

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,728	$1,694
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	74	132
Depreciation and amortization expense	423	396
Deferred income taxes	223	35
ESOP and stock compensation expense	81	106
Increase in cash value of life insurance	(20)	(21)
Provision for loan losses	313	245
Proceeds from sales of mortgage loans	11,108	—
Mortgage loans originated for sale	(11,455)	(490)
Net gain on sale of mortgage loans	(166)	—
Stock dividends on Federal Home Loan Bank stock	(78)	(75)
(Increase) decrease in accrued interest receivable	(244)	82
Increase in accrued interest payable	81	31
Net change in other assets/liabilities	(239)	946

Net Cash Provided By Operating Activities	1,829	3,081

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(19,466)	(15,214)
Proceeds from maturities of securities available for sale	5,115	11,070
Proceeds from maturities of securities held to maturity	12	154
Principal collected on mortgage-backed securities	2,539	2,558
Net increase in loans receivable	(158)	(12,453)
Purchase of Federal Home Loan Bank stock	—	(118)
Proceeds from sale of foreclosed real estate	565	32
Purchase of premises and equipment	(73)	(194)

Net Cash Used In Investing Activities	(11,466)	(14,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,892	5,025
Net increase (decrease) in advances from Federal Home Loan Bank	(3,826)	2,746
Net increase in retail repurchase agreements	8,075	177
Exercise of stock options	45	1
Purchase of treasury stock	(103)	(183)
Dividends paid	(769)	(833)

Net Cash Provided By Financing Activities	11,314	6,933

Net Increase (Decrease) in Cash and Cash Equivalents	1,677	(4,151)
Cash and cash equivalents at beginning of period	17,425	13,561

Cash and Cash Equivalents at End of Period	$19,102	$9,410

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$823	$(1,694)	$(236)	$(1,356)
Income tax (expense) benefit	(326)	671	94	537

Net of tax amount	497	(1,023)	(142)	(819)

Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income (loss)	$497	$(1,023)	$(142)	$(819)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$872	$861	$1,728	$1,694

Shares:
Weighted average common shares outstanding	2,566,197	2,773,463	2,565,333	2,774,654

Net income per common share, basic	$0.34	$0.31	$0.67	$0.61

Diluted
Earnings:
Net income	$872	$861	$1,728	$1,694

Shares:
Weighted average common shares outstanding	2,566,197	2,773,463	2,565,333	2,774,654
Add: Dilutive effect of outstanding options	25,702	33,906	26,468	33,453
Add: Dilutive effect of restricted stock	55	2,582	312	2,593

Weighted average common shares outstanding, as adjusted	2,591,954	2,809,951	2,592,113	2,810,700

Net income per common share, diluted	$0.34	$0.31	$0.67	$0.60

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Stock Option Plan

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$872	$861	$1,728	$1,694
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(6)	(12)	(11)

Pro forma net income	$866	$855	$1,716	$1,683

Earnings per share:
Basic - as reported	$0.34	$0.31	$0.67	$0.61
Basic - pro forma	$0.34	$0.31	$0.67	$0.61
Diluted - as reported	$0.34	$0.31	$0.67	$0.60
Diluted - pro forma	$0.33	$0.31	$0.66	$0.60

5.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash payments for:
Interest	$4,857	$4,427
Taxes	767	656

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	764	274

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; change in accounting principles and guidelines; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission (SEC).

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Financial Condition

Total assets increased from $425.3 million at December 31, 2004 to $438.4 million at June 30, 2005, an increase of 3.1%. When compared to June 30, 2004, the growth in assets was $20.6 million.

Net loans receivable (excluding loans held for sale) decreased $925,000 from $317.1 million at December 31, 2004 to $316.2 million at June 30, 2005. Residential mortgage loans decreased by $6.4 million during the period as the Bank originated and sold or acted as a mortgage broker on residential mortgages totaling $17.0 million, of which $8.8 million of the loan proceeds were used to pay off existing loans in the Bank’s portfolio. These loans were sold to help better manage interest rate risk. Commercial mortgages and home equity lines of credit increased by $3.2 million and $2.1 million, respectively.

Securities available for sale increased $11.5 million from $65.2 million at December 31, 2004 to $76.7 million at June 30, 2005. Purchases of these securities totaled $19.5 million while maturities and principal repayments were $5.1 million and $2.5 million, respectively. This increase was funded primarily with increases in public funds on deposit.

Investment securities held-to-maturity decreased $34,000 primarily due to principal repayments of $21,000 and maturities of $12,000.

Cash and cash equivalents increased from $17.4 million at December 31, 2004 to $19.1 million at June 30, 2005. A $3.7 million increase in cash and due from banks was partially offset by decreases in interest bearing deposits with banks and federal funds sold.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total deposits increased 2.5% from $316.5 million at December 31, 2004 to $324.4 million at June 30, 2005. Time deposits increased $3.5 million during the period. Checking and savings accounts increased $3.4 million, of which $2.4 million was in the form of noninterest bearing checking accounts.

Federal Home Loan Bank borrowings decreased from $65.1 million at December 31, 2004 to $61.3 million at June 30, 2005. New advances of $6.5 million were offset by principal repayments of $10.3 million.

Retail repurchase agreements increased from $635,000 at December 31, 2004 to $8.7 million at June 30, 2005. This increase was primarily due to the Bank’s successful efforts to acquire local public funds which are held in retail repurchase accounts due to sweep agreements.

Total stockholders’ equity increased from $40.7 million at December 31, 2004 to $41.6 million at June 30, 2005. This was primarily the result of retained net income of $959,000 offset by a net unrealized loss of $142,000 on securities available for sale and payments of $104,000 for treasury stock.

Results of Operations

Net Income for the six-month periods ended June 30, 2005 and 2004. Net income was $1.7 million ($0.67 per share diluted) for the six months ended June 30, 2005 compared to $1.7 million ($0.60 per share diluted) for the six months ended June 30, 2004. The Company experienced increases in net interest income after the provision for loan losses and noninterest income, offset by an increase in noninterest expenses. The increase in earnings per share is due to the Company repurchasing approximately 221,000 shares of its stock in December 2004, thereby lowering the number of weighted average shares used in the earnings per share calculation. As of June 30, 2005, the Company has repurchased 255,056 shares of the 345,000 originally authorized in the repurchase plan.

Net Income for the three-month periods ended June 30, 2005 and 2004. Net income was $872,000 ($0.34 per share diluted) for the three months ended June 30, 2005 compared to $861,000 ($0.31 per share diluted) for the same period in 2004. Increases in net interest income after the provision for loan losses and noninterest income were offset by an increase in noninterest expenses.

Net interest income for the six-month periods ended June 30, 2005 and 2004. Net interest income increased $149,000 to $6.5 million in 2005 compared to $6.4 million in 2004.

Total interest income increased $628,000 during the six months ended June 30, 2005 compared to the same period in 2004. The average balance of interest-earning assets and their tax-equivalent yield increased from $386.4 million and 5.71% in 2004 to $400.00 million and 5.83% in 2005 primarily due to a 19 basis point increase in the average loan yield.

Total interest expense increased $479,000 during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The average balance of interest-bearing liabilities increased from $336.7 million in 2004 to $351.0 million in 2005 while the average rate on these liabilities increased from 2.65% in 2004 to 2.81% in 2005. As a result, the Bank’s tax-equivalent interest rate spread decreased from 3.06% during the first six months of 2004 to 3.02% for the same period in 2005.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the three-month periods ended June 30, 2005 and 2004. Net interest income increased from $3.2 million for the three months ended June 30, 2004 to $3.3 million for the same period in 2005 primarily due to growth in interest-earning assets.

Total interest income increased $447,000 for the three months ended June 30, 2005 compared to the same period in 2004. This increase was caused by increases in the average balance of interest-earning assets and the tax-equivalent yield on those assets. For the quarter ended June 30, 2004, those totaled $389.5 million and 5.65%, respectively, but increased during the same period in 2005 to $404.1 million and 5.89%.

Total interest expense increased $304,000 for the three months ended June 30, 2005 compared to the same period in 2004. While the average balance of interest-bearing liabilities increased from $339.0 million in 2004 to $353.5 million in 2005, the average cost of these liabilities increased from 2.63% in 2004 to 2.87% in 2005. As a result, the interest rate spread remained unchanged at 3.02% when comparing the two periods.

Provision for loan losses. The provision for loan losses was $163,000 for the three-month period ended June 30, 2005 as compared to $120,000 for the same period in 2004. Net charge offs amounted to $281,000 and $74,000 for the three-month periods ended June 30, 2005 and 2004, respectively. The provision for loan losses was $313,000 for the six-month period ended June 30, 2005 as compared to $245,000 for the same period in 2004. During the six-month period ended June 30, 2005, gross loans receivable decreased $1.3 million while net charge offs amounted to $681,000. Net charge offs totaled $164,000 for the six-month period ended June 30, 2004. As stated earlier in this report, residential mortgages decreased $6.4 million during the six-month period ended June 30, 2005 while commercial mortgages and home equity lines of credit increased $3.2 million and $2.1 million, respectively. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses due to the increased amount of net charge offs for the six-month period ended June 30, 2005 compared the same period in 2004.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The allowance for loan losses was $2.1 million at June 30, 2005 compared to $2.5 million at December 31, 2004. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2005, nonperforming loans amounted to $2.1 million compared to $3.6 million at December 31, 2004. During the quarter ended June 30, 2004, nonperforming loans decreased approximately $600,000. Included in nonperforming loans are loans over 90 days past due secured by commercial mortgages in the amount of $451,000, residential mortgages of $374,000, commercial loans amounting to $80,000 and consumer loans of $45,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2005, nonaccrual loans amounted to $1.2 million compared to $2.1 million at December 31, 2004.

Noninterest income for the six-month periods ended June 30, 2005 and 2004. Noninterest income increased 18.9% to $1.5 million for the six months ended June 30, 2005 compared to $1.3 million for the six months ended June 30, 2004. Gains on the sale of mortgage loans and service charges on deposit accounts increased $129,000 and $103,000 when comparing the two periods.

Noninterest income for the three-month periods ended June 30, 2005 and 2004. Noninterest income for the quarter ended June 30, 2005 increased to $755,000 compared to $708,000 for the quarter ended June 30, 2004. Gains on the sale of mortgage loans and service charges on deposit accounts fueled this increase as well, increasing $42,000 and $27,000, respectively.

Noninterest expense for the six-month periods ended June 30, 2005 and 2004. Noninterest expense increased 6.0% to $5.2 million for the six months ended June 30, 2005 compared to the same period in 2004. Compensation and benefits increased $106,000 when comparing the two periods, primarily due to a reduction in compensation and benefit costs deferred in connection with loan originations. During the first six months of 2004, $168,000 in compensation and benefit costs associated with loan originations were deferred. However, due to a decrease in the number of loans originated for retention in the lending portfolio, that amount decreased to $108,000 during the same period in 2005.

Other operating expenses increased $96,000 when comparing the first six months of 2005 to the same period in 2004. Increases in charitable contributions, losses on debit cards, postage expense and costs associated with foreclosed real estate were primary factors behind this increase.

Noninterest expense for the three-month periods ended June 30, 2005 and 2004. Noninterest expense for the quarter ended June 30, 2005 increased 5.8% to $2.6 million compared to $2.4 million for the quarter ended June 30, 2004. Other operating expenses increased $45,000 when comparing the two periods, primarily due to an increase in charitable contributions as the Bank donated improved real estate to Harrison County, Indiana for an access road adjacent to a branch.

Occupancy and equipment expenses increased $40,000 when comparing the second quarter of 2005 to the same period in 2004. Increases in depreciation and equipment maintenance charges were the primary factors in this increase.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense. Income tax expense for the six-month period ended June 30, 2005 was $864,000, compared to $867,000 for the same period in 2004. The effective tax rate decreased from 33.9% in 2004 to 33.3% in 2005. Income tax expense for the three-month period ended June 30, 2005 was $456,000, compared to $463,000 for the same quarter in 2004. The effective tax rate was 35.0% for the second quarter 2004 compared to 34.3% for the same period in 2005.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2005, the Bank had cash and cash equivalents of $19.1 million and securities available-for-sale with a fair value of $76.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2005, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 7.9%, 7.9% and 13.5%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2005, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123, Share-Based Payment. This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements based on the grant date fair value of the award. The compensation cost will be recognized over the period that an employee is required to provide service in exchange for the award (the requisite service period) which is usually the vesting period. This statement requires public companies other than small business issuers to apply its provisions as of the first interim reporting period that begins after June 15, 2005. On April 15, 2005, the SEC announced it would permit calendar year registrants to continue to follow the guidance in SFAS 123 throughout 2005 and implement the new rules reflected in SFAS 123R beginning January 1, 2006. The Company plans to adopt the new rules beginning with the deferred effective date. This statement will apply to the Company’s stock option plan awards. Under the statement’s transition provisions, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under this statement. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2004, FASB issued SFAS 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29 (APB 29) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged with certain exceptions. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as result of the exchange. The provisions of this statement are to be applied prospectively and the statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2004 and March 31, 2005, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Due to the low level of market interest rates at December 31, 2004, the table for that date provides information for only a sustained 100 basis point decrease in market interest rates. However, due to increasing market interest rates at March 31, 2005, that table provides information for a sustained 200 basis point increase as well. Given the timing of the release of this information by the OTS, information as of June 30, 2005 is unavailable for inclusion in this report.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2004
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change

	(Dollars in thousands)
300bp	$39,696	$(9,586)	(19)%	9.50%	(173	)bp
200bp	44,144	(5,138)	(10)	10.36	(87	)bp
100bp	47,771	(1,511)	(3)	11.02	(21	)bp
Static	49,282	—	—	11.23	—	bp
(100)bp	47,665	(1,617)	(3)	10.79	(44	)bp

	At March 31, 2005
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change

	(Dollars in thousands)
300bp	$41,430	$(11,117)	(21)%	9.68%	(200	)bp
200bp	45,810	(6,737)	(13)	10.51	(117	)bp
100bp	49,797	(2,750)	(5)	11.23	(45	)bp
Static	52,547	—	—	11.68	—	bp
(100)bp	52,290	(258)	(0)	11.51	(17	)bp
(200)bp	48,845	(3,702)	(7)	10.72	(96	)bp

The preceding tables indicate that in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At March 31, 2005 and June 30, 2005, approximately 66% and 65%, respectively, of the loan portfolio consisted of fixed-rate loans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2005	5,000	19.50	5,000	90,236
May 1 through May 31, 2005	280	18.78	280	89,956
June 1 through June 30, 2005	—	—	—	89,956
Total	5,280	19.46	5,280	89,956

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

On June 15, 2005, the Company purchased two shares of its common stock from the First Harrison Bank Employee Stock Ownership Plan representing the amount of fractional shares of terminated participants.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 20, 2005. There were 2,596,705 shares entitled to vote at the time of the annual meeting. Holders of 2,009,299 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected as directors:

Name	Vote For	Vote Withheld	Term to Expire
J. Gordon Pendleton	1,965,291	44,008	2008
Dennis L. Huber	1,969,219	40,080	2008
Gerald L. Uhl	1,968,736	40,563	2008
William W. Harrod	1,970,786	38,513	2008

The terms of directors John W. Buschemeyer, Kenneth R. Saulman, Kathryn W. Ernstberger, Samuel E. Uhl, Mark D. Shireman, Michael L. Shiremen, James S. Burden and James E. Nett continued after the annual meeting.

2.	The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2005 was ratified by stockholders by the following vote:

For 1,993,387; Against 13,126; Abstain 2,786

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (6)

10.1	Employment Agreement with J. Gordon Pendleton (3)

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6. Exhibits - (continued)

10.2	Employment Agreement with Samuel E. Uhl (2)

10.3	Employment Agreement with Michael C. Frederick (2)

10.4	Employment Agreement with Joel E. Voyles (2)

10.5	Employee Severance Compensation Plan (3)

10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.9	Employment Agreement with William W. Harrod (2)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 12, 2005	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 12, 2005	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President
and Treasurer