Form 10-Q
period 2005-09-30
FIRST CAPITAL INC
filed 2005-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,592,038 shares of common stock were outstanding as of October 31, 2005.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$13,215	$14,191
Interest bearing deposits with banks	2,502	2,175
Fed funds sold	591	1,059

Total cash and cash equivalents	16,308	17,425

Securities available for sale, at fair value	76,831	65,192
Securities-held to maturity	1,204	1,258
Loans, net	319,050	317,086
Loans held for sale	282	510
Federal Home Loan Bank stock, at cost	3,746	3,668
Foreclosed real estate	640	442
Premises and equipment	9,445	9,896
Accrued interest receivable	2,230	2,104
Cash value of life insurance	1,299	1,269
Goodwill	5,386	5,386
Core deposit intangibles	481	536
Other assets	755	530

Total Assets	$437,657	$425,302

LIABILITIES
Deposits:
Noninterest-bearing	$33,667	$33,801
Interest-bearing	290,589	282,661

Total Deposits	324,256	316,462

Retail repurchase agreements	10,002	635
Advances from Federal Home Loan Bank	58,647	65,099
Accrued interest payable	1,333	1,286
Accrued expenses and other liabilities	1,577	1,106

Total Liabilities	395,815	384,588

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 2,852,509 shares (2,846,457 shares in 2004)	29	28
Additional paid-in capital	19,390	19,278
Retained earnings-substantially restricted	28,413	26,888
Unearned ESOP shares	(267)	(328)
Unearned stock compensation	(2)	(3)
Accumulated other comprehensive income (loss)	(339)	29
Less treasury stock, at cost - 260,471 shares (249,742 shares in 2004)	(5,382)	(5,178)

Total Stockholders’ Equity	41,842	40,714

Total Liabilities and Stockholders’ Equity	$437,657	$425,302

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans receivable, including fees	$5,193	$4,845	$15,110	$14,331
Securities
Taxable	599	486	1,650	1,462
Tax-exempt	160	152	479	443
Federal Home Loan Bank dividends	45	38	123	110
Interest bearing deposits with banks	49	9	169	41

Total interest income	6,046	5,530	17,531	16,387
INTEREST EXPENSE
Deposits	1,831	1,482	5,129	4,340
Retail repurchase agreements	100	1	178	2
Advances from Federal Home Loan Bank	734	807	2,296	2,407

Total interest expense	2,665	2,290	7,603	6,749
Net interest income	3,381	3,240	9,928	9,638
Provision for loan losses	150	100	463	345

Net interest income after provision for loan losses	3,231	3,140	9,465	9,293
NON-INTEREST INCOME
Service charges on deposit accounts	543	498	1,575	1,427
Commission income	93	58	283	241
Gain on sale of mortgage loans	26	60	192	97
Mortgage brokerage fees	40	33	134	103
Other income	25	30	84	107

Total non-interest income	727	679	2,268	1,975

NON-INTEREST EXPENSE
Compensation and benefits	1,392	1,444	4,342	4,288
Occupancy and equipment	281	264	847	775
Data processing	178	201	561	582
Professional fees	92	73	277	258
Advertising	85	75	240	194
Other operating expenses	437	463	1,381	1,311

Total non-interest expense	2,465	2,520	7,648	7,408

Income before income taxes	1,493	1,299	4,085	3,860
Income tax expense	518	443	1,382	1,310

Net Income	$975	$856	$2,703	$2,550
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(226)	650	(368)	(169)
Less: reclassification adjustment	—	—	—	—

Other comprehensive income (loss)	(226)	650	(368)	(169)

Comprehensive Income	$749	$1,506	$2,335	$2,381

Net income per common share, basic	$0.38	$0.31	$1.05	$0.92

Net income per common share, diluted	$0.38	$0.30	$1.04	$0.91

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,703	$2,550
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	110	178
Depreciation and amortization expense	617	606
Deferred income taxes	172	108
ESOP and stock compensation expense	119	167
Increase in cash value of life insurance	(30)	(31)
Provision for loan losses	463	345
Proceeds from sales of mortgage loans	13,030	5,120
Mortgage loans originated for sale	(12,610)	(5,597)
Net gain on sale of mortgage loans	(192)	(97)
Stock dividends on Federal Home Loan Bank stock	(78)	(111)
(Increase) decrease in accrued interest receivable	(126)	177
Increase in accrued interest payable	47	13
Net change in other assets/liabilities	288	725

Net Cash Provided By Operating Activities	4,513	4,153

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(22,466)	(19,212)
Proceeds from maturities of securities available for sale	6,023	19,675
Proceeds from maturities of securities held to maturity	25	166
Principal collected on mortgage-backed securities	4,136	3,423
Net increase in loans receivable	(3,299)	(17,105)
Purchase of Federal Home Loan Bank stock	—	(425)
Proceeds from sale of foreclosed real estate	674	282
Purchase of premises and equipment	(111)	(330)

Net Cash Used In Investing Activities	(15,018)	(13,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,794	9,587
Net increase (decrease) in advances from Federal Home Loan Bank	(6,452)	4,007
Net increase (decrease) in retail repurchase agreements	9,367	(225)
Exercise of stock options	61	18
Purchase of treasury stock	(203)	(232)
Dividends paid	(1,179)	(1,250)

Net Cash Provided By Financing Activities	9,388	11,905

Net Increase (Decrease) in Cash and Cash Equivalents	(1,117)	2,532
Cash and cash equivalents at beginning of period	17,425	13,561

Cash and Cash Equivalents at End of Period	$16,308	$16,093

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(374)	$1,076	$(610)	$(280)
Income tax (expense) benefit	148	(426)	242	111

Net of tax amount	(226)	650	(368)	(169)
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income (loss)	$(226)	$650	$(368)	$(169)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$975	$856	$2,703	$2,550

Shares:
Weighted average common shares outstanding	2,566,627	2,774,524	2,565,757	2,774,604

Net income per common share, basic	$0.38	$0.31	$1.05	$0.92

Diluted
Earnings:
Net income	$975	$856	$2,703	$2,550

Shares:
Weighted average common shares outstanding	2,566,627	2,774,524	2,565,757	2,774,604
Add: Dilutive effect of outstanding options	23,422	29,892	25,459	32,216
Add: Dilutive effect of restricted stock	65	2,939	237	2,692

Weighted average common shares outstanding, as adjusted	2,590,114	2,807,355	2,591,453	2,809,512

Net income per common share, diluted	$0.38	$0.30	$1.04	$0.91

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Stock Option Plan

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$975	$856	$2,703	$2,550
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(6)	(18)	(17)

Pro forma net income	$969	$850	$2,685	$2,533

Earnings per share:
Basic - as reported	$0.38	$0.31	$1.05	$0.92
Basic - pro forma	$0.38	$0.31	$1.05	$0.92
Diluted - as reported	$0.38	$0.30	$1.04	$0.91
Diluted - pro forma	$0.38	$0.30	$1.04	$0.91

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash payments for:
Interest	$7,556	$6,736
Taxes	1,244	1,116

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	839	928

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 under “Item 1. Business-Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Financial Condition

Total assets increased from $425.3 million at December 31, 2004 to $437.7 million at September 30, 2005, an increase of 2.9%.

Net loans receivable (excluding loans held for sale) increased $2.0 million from $317.1 million at December 31, 2004 to $319.1 million at September 30, 2005. Home equity lines of credit increased $1.7 million during this period. Commercial and consumer loans also increased $1.2 million and $1.1 million, respectively. Residential mortgage loans decreased by $2.8 million during the period as the Bank originated and sold or acted as a mortgage broker on residential mortgages totaling $21.6 million, of which $11.1 million of the loan proceeds were used to pay off existing loans in the Bank’s portfolio. These loans were sold to help better manage interest rate risk. These changes in the loan portfolio are evidence of the Bank’s effort to transform the balance sheet from a traditional thrift institution to that of a commercial bank.

Securities available for sale increased $11.6 million to $76.8 million at September 30, 2005. Purchases of these securities totaled $22.5 million while maturities and principal repayments were $6.0 million and $4.1 million, respectively. This increase was funded primarily with increases in public funds on deposit.

Investment securities held-to-maturity decreased $54,000 primarily due to principal repayments of $27,000 and maturities of $25,000.

Cash and cash equivalents decreased from $17.4 million at December 31, 2004 to $16.3 million at September 30, 2005. A $1.0 million decrease in cash and due from banks was the primary cause for the decrease.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total deposits increased 2.5% from $316.5 million at December 31, 2004 to $324.3 million at September 30, 2005. Time deposits and checking accounts increased $6.1 million and $5.0 million during the period. Savings accounts decreased $3.3 million as customers moved their funds to certificates of deposit and money-market deposit accounts as interest rates continued to rise.

Federal Home Loan Bank borrowings decreased from $65.1 million at December 31, 2004 to $58.6 million at September 30, 2005. New advances of $6.5 million were offset by principal repayments of $13.0 million.

Retail repurchase agreements increased from $635,000 at December 31, 2004 to $10.0 million at September 30, 2005. This increase was primarily due to the Bank’s successful efforts to acquire local public funds which are held in retail repurchase accounts in connection with sweep account agreements.

Total stockholders’ equity increased from $40.7 million at December 31, 2004 to $41.8 million at September 30, 2005. This increase was primarily the result of retained net income of $1.5 million offset by a net unrealized loss of $368,000 on securities available for sale and payments of $203,000 for treasury stock.

Results of Operations

Net Income for the nine-month periods ended September 30, 2005 and 2004. Net income was $2.7 million ($1.04 per share diluted) for the nine months ended September 30, 2005 compared to $2.6 million ($0.91 per share diluted) for the nine months ended September 30, 2004. The Company experienced increases in net interest income after the provision for loan losses and noninterest income, offset by an increase in noninterest expenses. Part of the increase in earnings per share is due to the Company repurchasing approximately 221,000 shares of its stock in December 2004, thereby lowering the number of weighted average shares used in the earnings per share calculation. As of September 30, 2005, the Company had repurchased 260,471 shares of the 345,000 originally authorized in the repurchase plan.

Net Income for the three-month periods ended September 30, 2005 and 2004. Net income was $975,000 ($0.38 per share diluted) for the three months ended September 30, 2005 compared to $856,000 ($0.30 per share diluted) for the same period in 2004. This increase was due to increases in net interest income after the provision for loan losses and noninterest income and a decrease in noninterest expense.

Net interest income for the nine-month periods ended September 30, 2005 and 2004. Net interest income increased $290,000 to $9.9 million in 2005 compared to $9.6 million in 2004.

Total interest income increased $1.1 million during the nine months ended September 30, 2005 compared to the same period in 2004. The average balance of interest-earning assets and their tax-equivalent yield increased from $388.2 million and 5.72% in 2004 to $402.4 million and 5.89% in 2005 primarily due to a 24 basis point increase in the average loan yield.

Total interest expense increased $854,000 during the nine months ended September 30, 2005 compared to the same period ended the prior year. The average balance of interest-bearing liabilities increased from $337.6 million in 2004 to $352.7 million in 2005 while the average rate on these liabilities increased from 2.67% in 2004 to 2.87% in 2005. As a result, the Bank’s tax-equivalent interest rate spread decreased from 3.05% during the first nine months of 2004 to 3.02% for the same period in 2005.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the three-month periods ended September 30, 2005 and 2004. Net interest income increased from $3.2 million for the three months ended September 30, 2004 to $3.4 million for the same period in 2005 primarily due to growth in interest-earning assets.

Total interest income increased $516,000 for the three months ended September 30, 2005 compared to the same period in 2004. This increase was caused by increases in the average balance of interest-earning assets and the tax-equivalent yield on those assets. For the quarter ended September 30, 2004, those totaled $391.6 million and 5.74%, respectively, but increased during the same period in 2005 to $405.3 million and 6.05%.

Total interest expense increased $375,000 for the three months ended September 30, 2005 compared to the same period in 2004. While the average balance of interest-bearing liabilities increased from $339.3 million in 2004 to $356.1 million in 2005, the average cost of these liabilities increased from 2.69% in 2004 to 2.99% in 2005. As a result, the interest rate spread increased from 3.05% to 3.06% when comparing the two periods.

Provision for loan losses. The provision for loan losses was $150,000 for the three-month period ended September 30, 2005 as compared to $100,000 for the same period in 2004. Net charge offs amounted to $85,000 and $198,000 for the three-month periods ended September 30, 2005 and 2004, respectively. The provision for loan losses was $463,000 for the nine-month period ended September 30, 2005 as compared to $345,000 for the same period in 2004. During the nine-month period ended September 30, 2005, gross loans receivable increased $1.7 million while net charge offs amounted to $767,000. Net charge offs totaled $363,000 for the nine-month period ended September 30, 2004. As stated earlier in this report, residential mortgages decreased $2.8 million during the nine-month period ended September 30, 2005 while home equity lines of credit, commercial and consumer loans increased $1.7 million, $1.2 million and $1.1 million, respectively. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses due to the increased amount of net charge offs for the nine-month period ended September 30, 2005 compared to the same period in 2004.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The allowance for loan losses was $2.2 million at September 30, 2005 compared to $2.5 million at December 31, 2004. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2005, nonperforming loans amounted to $3.1 million compared to $3.6 million at December 31, 2004. During the quarter ended September 30, 2005, nonperforming loans increased $958,000. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages in the amount of $713,000, commercial mortgages of $310,000, commercial loans amounting to $18,000 and consumer loans of $17,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2005, nonaccrual loans amounted to $2.0 million compared to $2.1 million at December 31, 2004.

Noninterest income for the nine-month periods ended September 30, 2005 and 2004. Noninterest income increased 14.8% to $2.3 million for the nine months ended September 30, 2005 compared to $2.0 million for the nine months ended September 30, 2004. Service charges on deposit accounts and gains on the sale of mortgage loans increased $148,000 and $95,000 when comparing the two periods.

Noninterest income for the three-month periods ended September 30, 2005 and 2004. Noninterest income for the quarter ended September 30, 2005 increased to $727,000 compared to $679,000 for the quarter ended September 30, 2004. Service charges on deposit accounts accounted for this increase as well, increasing $45,000.

Noninterest expense for the nine-month periods ended September 30, 2005 and 2004. Noninterest expense increased 3.2% to $7.6 million for the nine months ended September 30, 2005 compared to $7.4 million for the same period in 2004. Occupancy and equipment expense increased $72,000 primarily due to increases in equipment depreciation and maintenance.

Other operating expenses increased $70,000 when comparing the first nine months of 2005 to the same period in 2004. Increases in charitable contributions, correspondent bank charges and postage expense contributed primarily to this increase.

Noninterest expense for the three-month periods ended September 30, 2005 and 2004. Noninterest expense for the quarter ended September 30, 2005 decreased 2.2%, or $55,000, when compared to the quarter ended September 30, 2004. Compensation and benefits decreased $52,000 when comparing the two periods, primarily due to decreases in stock compensation expense and employee salaries.

Other operating expenses decreased $26,000 when comparing the third quarter of 2005 to the same period in 2004. Decreases in telephone and office supply expenses contributed primarily to this decrease.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2005 was $1.4 million, compared to $1.3 million for the same period in 2004. The effective tax rate decreased from 33.9% in 2004 to 33.8% in 2005. Income tax expense for the three-month period ended September 30, 2005 was $518,000, compared to $443,000 for the same quarter in 2004. The effective tax rate was 34.1% for the third quarter 2004 compared to 34.7% for the same period in 2005.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2005, the Bank had cash and cash equivalents of $16.3 million and securities available-for-sale with a fair value of $76.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of September 30, 2005, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.2%, 8.2% and 13.9%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2005, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

In December 2004, FASB issued SFAS 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29 (APB 29) is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged with certain exceptions. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are to be applied prospectively and the statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2004 and June 30, 2005, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Due to the low level of market interest rates at December 31, 2004, the table for that date provides information for only a sustained 100 basis point decrease in market interest rates. However, due to increasing market interest rates at June 30, 2005, that table provides information for a sustained 200 basis point increase as well. Given the timing of the release of this information by the OTS, information as of September 30, 2005 is unavailable for inclusion in this report.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2004
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$39,696	$(9,586)	(19)%	9.50%	(173	)bp
200bp	44,144	(5,138)	(10)	10.36	(87	)bp
100bp	47,771	(1,511)	(3)	11.02	(21	)bp
Static	49,282	—	—	11.23	—	bp
(100)bp	47,665	(1,617)	(3)	10.79	(44	)bp

	At June 30, 2005
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$42,342	$(9,363)	(18)%	9.83%	(163	)bp
200bp	46,578	(5,127)	(10)	10.62	(84	)bp
100bp	50,110	(1,595)	(3)	11.24	(22	)bp
Static	51,705	—	—	11.46	—	bp
(100)bp	49,807	(1,898)	(4)	10.97	(49	)bp
(200)bp	45,617	(6,088)	(12)	10.04	(142	)bp

The preceding tables indicate that in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2005 and September 30, 2005, approximately 65% and 66%, respectively, of the loan portfolio consisted of fixed-rate loans.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2005	156	19.25	156	89,800
August 1 through August 31, 2005	5,259	18.35	5,259	84,541
September 1 through September 30, 2005	—	—	—	84,541

Total	5,415	18.38	5,415	84,541

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

Item 3. Defaults upon Senior Securities

Not applicable.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2005	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated November 14, 2005	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer