Form 10-K
period 2005-12-31
FIRST CAPITAL INC
filed 2006-03-30
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $45.3 million, based upon the average bid and asked price of $19.07 as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 2,588,029.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report of Stockholders and of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

i

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

PART I

ITEM 1. BUSINESS

General

First Capital, Inc. (also referred to as the “Company” or “First Capital”) was incorporated under Indiana law in September 1998. The Company was organized for the purpose of becoming the holding company for First Federal Bank, A Federal Savings Bank (also referred to as the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (“MHC”), from a federal mutual holding company to a stock holding company (“Conversion and Reorganization”). On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger. On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana. The acquisition expanded the Company’s presence in the New Albany and Floyd County, Indiana market area and expanded the banking services provided to the existing customers of Hometown.

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

The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are federally insured by the FDIC under the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (BIF). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Lending Activities

General. The Bank is in the process of transforming its balance sheet from that of a traditional thrift institution to that of a commercial bank. On the asset side, this is being accomplished by selling in the secondary market the newly-originated qualified fixed-rate residential mortgage loans while retaining variable rate residential mortgage loans in the portfolio. This transformation is enhanced by an expanded commercial lending staff dedicated to growing commercial real estate and commercial business loans. The Bank also continues to originate consumer loans and residential construction loans for the loan portfolio.

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$178,329	53.93%	$179,816	55.10%	$176,569	55.77%	$145,467	65.79%	$132,350	64.35%
Land	7,772	2.35	6,696	2.05	7,771	2.45	4,821	2.18	4,381	2.13
Commercial real estate	38,896	11.76	38,654	11.84	42,936	13.56	16,760	7.58	15,811	7.69
Residential construction(2)	19,513	5.90	23,215	7.11	25,077	7.92	9,783	4.42	10,477	5.09

Total mortgage loans	244,510	73.94	248,381	76.10	252,353	79.70	176,831	79.97	163,019	79.26

Consumer Loans:
Home equity and second mortgage loans	36,951	11.18	35,385	10.84	27,656	8.73	18,640	8.43	12,963	6.30
Automobile loans	14,526	4.39	13,726	4.20	12,863	4.06	9,598	4.34	10,376	5.04
Loans secured by savings accounts	1,950	0.59	1,611	0.49	1,248	0.39	1,249	0.56	1,309	0.64
Unsecured loans	2,932	0.89	2,307	0.71	1,855	0.59	1,193	0.54	1,721	0.84
Other(3)	5,142	1.56	4,154	1.27	4,543	1.43	4,176	1.89	4,949	2.41

Total consumer loans	61,501	18.61	57,183	17.51	48,165	15.20	34,856	15.76	31,318	15.23

Commercial business loans	24,626	7.45	20,866	6.39	16,162	5.10	9,440	4.27	11,339	5.51

Total gross loans	330,637	100.00%	326,430	100.00%	316,680	100.00%	221,127	100.00%	205,676	100.00%

Less:
Due to borrowers on loans in process	6,197		6,933		10,085		3,887		2,727
Deferred loan fees net of direct costs	(117)		(67)		(38)		26		116
Allowance for loan losses	2,104		2,478		2,433		1,218		1,103

Total loans, net	$322,453		$317,086		$304,200		$215,996		$201,730

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

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

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. During 2005, the Bank hired a mortgage banking manager, charged with hiring more mortgage originators and increasing the Bank’s secondary market business in Southern Indiana. For the year ended December 31, 2005, the Bank originated and funded $15.4 million of residential mortgage loans for sale in the secondary market. The Bank also originated $10.2 million of residential mortgage loans as an agent for a third-party mortgage company. The third-party mortgage company funded such originations and the Bank received a fee for each loan funded by the third party mortgage company. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

ARM loans originated have interest rates that adjust at regular intervals of one year, with 2.0% annual and 6% lifetime caps, and at intervals of five years with 1.5% per adjustment period and 6% lifetime caps, based upon changes in the prevailing interest rates on United States Treasury Bills. The Bank may occasionally use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to 2.0% (upward or downward) per adjustment period and generally contains minimum and maximum interest rates. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on fixed-rate and ARM loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained, in which case the mortgage is limited to 95% (or 97% under a Freddie Mac program) of the lesser of appraised value or purchase price. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. The Bank requires title, fire and extended insurance coverage on all mortgage loans originated. All of the Bank’s real estate loans contain due on sale clauses. The Bank generally obtains appraisals on all its real estate loans from outside appraisers.

Construction Loans. Although the Bank originates construction loans that are repaid with the proceeds of a limited number of mortgage loans obtained by the borrower from another lender, the majority of the construction loans that the Bank originates are permanently financed in the secondary market by the Bank. Construction loans originated without a commitment by the Bank to provide permanent financing are generally originated for a term of six to 12 months and at a fixed interest rate based on the prime rate.

The Bank originates speculative construction loans to a limited number of builders that are operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2005, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $5.2 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the builder’s capacity to service the debt.

Most construction loans are originated with a loan-to-value ratio not to exceed 80% of the appraised estimated value of the completed property. The construction loan documents require the disbursement of the loan proceeds in increments as construction progresses. Disbursements are based on periodic on-site inspections by an independent appraiser.

Construction lending is inherently riskier than one- to four-family mortgage lending. Construction loans, on average, generally have higher loan balances than one- to four-family mortgage loans. In addition, the potential for cost overruns because of the inherent difficulties in estimating construction costs and, therefore, collateral values and the difficulties and costs associated with monitoring construction progress, among other things, are major contributing factors to this greater credit risk. Speculative construction loans have the added risk that there is not an identified buyer for the completed home when the loan is originated, with the risk that the builder will have to service the construction loan debt and finance the other carrying costs of the completed home for an extended time period until a buyer is identified. Furthermore, the demand for construction loans and the ability of construction loan borrowers to service their debt depends highly on the state of the general economy, including market interest rate levels and the state of the economy of the Bank’s primary market area. A material downturn in economic conditions could be expected to have a material adverse effect on the credit quality of the construction loan portfolio.

Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 75% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank’s Board of Directors. The Bank attempts to originate commercial real estate loans at variable interest rates based on the United States Treasury Bill rate for terms ranging from ten to 15 years and with interest rate adjustment intervals of five years. The Bank also originates fixed-rate balloon loans with a short maturity, but a longer amortization schedule.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $22.9 million at December 31, 2005, of which $13.5 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the year ended December 31, 2005, the Bank granted approximately $1.1 million of credit to customers of the dealership and such loans had an aggregate outstanding balance of $2.4 million at December 31, 2005. At December 31, 2005, 15 loans were delinquent 30 days or more with an aggregate outstanding balance of $53,000.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary, and often insufficient, source of repayment. The Bank has three commercial lenders and one commercial credit analyst committed to growing commercial business loans to facilitate the changes desired in the Bank’s balance sheet. The Bank also uses an outside loan review company to review selected commercial credits on a semi-annual basis.

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

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Bank as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral.

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$9,679	$16,834	$19,909	$42,418	$33,217	$56,272	$178,329
Commercial real estate and land loans	8,709	10,112	7,939	7,921	7,079	4,908	46,668
Residential construction(1)	19,511	2	—	—	—	—	19,513
Consumer loans	14,379	21,932	23,116	1,564	152	358	61,501
Commercial business	11,444	6,869	2,837	1,366	1,937	173	24,626

Total gross loans	$63,722	$55,749	$53,801	$53,269	$42,385	$61,711	$330,637

(1)	Includes construction loans for which the Bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.

The following table sets forth the dollar amount of all loans due after December 31, 2006, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$134,304	$34,346
Commercial real estate and land loans	13,560	24,399
Residential construction	—	2
Consumer loans	18,502	28,620
Commercial business	10,551	2,631

Total gross loans	$176,917	$89,998

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $12.7 million at December 31, 2005.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2005, the Bank had outstanding letters of credit of $1.0 million.

Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees or discount “points.” Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. On residential construction loans, the Bank usually charges one point. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $117,000 of net deferred loan costs at December 31, 2005.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2005, the Bank had commitments to originate $1.1 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Nonperforming Assets. Loans are reviewed regularly and when loans become 90 days delinquent, the loan is placed on nonaccrual status and the previously accrued interest income is reversed unless, in the opinion of management, the outstanding interest remains collectible. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan when the likelihood of further loss on the loan is remote. Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance.

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$792	$882	$964	$494	$172
Commercial real estate	805	485	1,056	36	566
Commercial business	92	525	569	—	49
Consumer	217	183	48	77	—

Total	1,906	2,075	2,637	607	787

Loans past due 90 days on accrual status:
Residential real estate	663	706	1,825	385	375
Commercial real estate	409	671	575	228	—
Commercial business	48	70	78	8	—
Consumer	173	38	188	151	97

Total	1,293	1,485	2,666	772	472

Foreclosed real estate, net	749	442	225	102	212

Total nonperforming assets	$3,948	$4,002	$5,528	$1,481	$1,471

Total loans delinquent 90 days or more to net loans	0.99%	1.12%	1.74%	0.64%	0.62%

Total loans delinquent 90 days or more to total assets	0.73%	0.84%	1.30%	0.45%	0.45%

Total nonperforming assets to total assets	0.90%	0.94%	1.35%	0.48%	0.52%

The increase in nonperforming assets during 2003 is primarily the result of $3.3 million in impaired loans that were acquired in the Hometown merger.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $99,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2005.

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

At December 31, 2005, 2004 and 2003, the aggregate amounts of the Bank’s classified assets at those dates were as follows:

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	151	1,135	2,733
Substandard	4,158	2,807	3,628
Special mention	2,692	2,679	1,360

Loans classified as impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Impaired loans with related allowance	$2,415	$2,046	$3,589
Impaired loans with no allowance	784	1,514	1,714

Total impaired loans	$3,199	$3,560	$5,303

Allowance for loan losses:
Related to impaired loans	290	820	1,075
Related to other loans	1,814	1,658	1,358

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2005, the Bank had foreclosed real estate totaling $749,000.

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

Specific allowances related to impaired loans and other classified loans are established where management has identified significant conditions or circumstances related to a loan that management believes indicate that a loss will occur. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.

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

The allowance for loan losses was $2.1 million at December 31, 2005, $2.5 million at December 31, 2004 and $2.4 million at December 31, 2003. Management has deemed these amounts as adequate on those dates based on its evaluation methodology. At December 31, 2005, nonperforming loans totaled $3.2 million or 0.73% of total assets. Included in nonperforming loans are loans over 90 days past due secured by one- to-four family residential real estate in the amount of $792,000, commercial real estate loans totaling $805,000, commercial business loans totaling $92,000 and consumer loans in the amount of $217,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance at beginning of period	$2,478	$2,433	$1,218	$1,103	$1,184
Provision for loan losses	563	510	725	305	66

	3,041	2,943	1,943	1,408	1,250

Allowance for loan losses on loans acquired in the Hometown merger	—	—	1,065	—	—

Recoveries:
Residential real estate	—	—	4	—	8
Commercial real estate	—	—	—	—	—
Commercial business	—	—	3	22	—
Consumer	124	56	45	35	67

Total recoveries	124	56	52	57	75

Charge-offs:
Residential real estate	182	129	172	78	2
Commercial real estate	114	162	6	—	—
Commercial business	459	20	55	2	114
Consumer	306	210	394	167	106

Total charge-offs	1,061	521	627	247	222

Net (charge-offs) recoveries	(937)	(465)	(575)	(190)	(147)

Balance at end of period	$2,104	$2,478	$2,433	$1,218	$1,103

Ratio of allowance to total loans outstanding at the end of the period	0.64%	0.76%	0.77%	0.55%	0.54%

Ratio of net charge-offs to average loans outstanding during the period	0.29%	0.15%	0.21%	0.09%	0.08%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31
	2005		2004		2003		2002		2001
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$474	59.83%	$446	62.21%	$673	63.69%	$375	70.21%	$199	69.44%
Commercial real estate and land loans	373	14.11	455	13.89	464	16.01	18	9.76	120	9.82
Commercial business	496	7.45	827	6.39	576	5.10	297	4.27	294	5.51
Consumer	761	18.61	750	17.51	720	15.20	528	15.76	490	15.23
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,104	100.00%	$2,478	100.00%	$2,433	100.00%	$1,218	100.00%	$1,103	100.00%

(1)	Includes residential construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio, securities with a book value of $205,000 have adjustable rates as of December 31, 2005.

At December 31, 2005, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2005				2004				2003
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(2)
	(Dollars in thousands)
Securities Held to Maturity(1)
Municipal:
Due in one year or less	$39	$37	0.05%	9.44%	$38	$37	0.05%	9.17%	$169	$167	0.25%	8.40%
Due after one year through five years	186	179	0.23	9.45	188	180	0.27	9.16	174	167	0.25	9.08
Due after five years through ten years	77	75	0.10	8.19	101	99	0.15	7.38	142	137	0.20	8.10
Due after ten years	892	800	1.02	8.33	883	800	1.21	8.33	880	811	1.21	8.02
Mortgage-backed securities(3)	99	103	0.13	3.45	139	142	0.21	3.71	220	225	0.34	4.10

	$1,293	$1,194	1.53%		$1,349	$1,258	1.89%		$1,585	$1,507	2.25%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$3,471	$3,489	4.47%	3.86%	$2,022	$2,011	3.03%	3.85%	$2,562	$2,515	3.75%	4.42%
Due after one year through five years	33,842	34,509	44.17	3.99	25,999	26,055	39.25	3.91	29,864	29,547	44.01	4.11
Due after five years through ten years	—	—	—	—	1,473	1,501	2.26	3.36	3,500	3,522	5.25	3.43
Due after ten years through fifteen years	933	1,000	0.01	5.39	946	1,000	1.51	5.26	951	1,000	1.49	5.14
Mortgage-backed securities (3)	17,643	18,107	23.17	4.00	17,939	18,064	27.21	3.71	15,506	15,581	23.21	3.60

Municipal:
Due in one year or less	568	565	0.72	7.11	115	115	0.17	6.82	177	175	0.26	7.02
Due after one year through five years	6,218	6,233	7.98	5.19	3,970	3,857	5.81	6.05	2,637	2,489	3.71	6.32
Due after five years through ten years	5,585	5,547	7.10	5.60	8,483	8,335	12.55	6.13	6,305	6,097	9.08	5.85
Due after ten years	3,627	3,621	4.64	5.72	2,894	2,852	4.30	7.22	3,449	3,401	5.07	5.91

Corporate notes:
Due in one year or less	2,450	2,453	3.14	3.49	—	—	—	—	—	—	—	—

Equity securities:
Mutual funds	1,384	1,404	1.80	N/A	1,351	1,342	2.02	N/A	1,293	1,287	1.92	N/A

	$75,721	$76,928	98.47%		$65,192	$65,132	98.11%		$66,244	$65,614	97.75%

(1)	Securities held to maturity are carried at amortized cost.
(2)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(3)	The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

Deposit Accounts. Deposits are attracted from within the Bank’s primary market area through the offering of a broad selection of deposit instruments, including non-interest bearing checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers the rates offered by its competition, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2005.

Maturity Period	Amount at December 31, 2005
(Dollars in thousands)
Three months or less	$4,222
Over three through six months	5,457
Over six through 12 months	8,172
Over 12 months	21,596

Total	$39,447

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2005			2004			2003
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)
	(Dollars in thousands)
Non-interest- bearing demand	$35,111	11.07%	$1,310	$33,801	10.68%	$3,266	$30,535	10.10%	$10,483
NOW accounts	54,556	17.20	(4,824)	59,380	18.77	14,652	44,728	14.79	10,950
Savings accounts	32,197	10.15	(3,803)	36,000	11.38	4,563	31,437	10.39	11,362
Money market accounts	37,547	11.83	5,068	32,479	10.26	(3,645)	36,124	11.94	1,527
Fixed rate time deposits which mature:
Within one year	65,806	20.74	4,007	61,799	19.53	(19,659)	81,458	26.93	30,700
After one year, but within three years	65,603	20.68	(2,798)	68,401	21.61	17,518	50,883	16.82	20,476
After three years, but within five years	25,384	8.00	1,765	23,619	7.46	(2,550)	26,169	8.65	437
After five years	924	0.29	64	860	0.27	(186)	1,046	0.35	345
Club accounts	136	0.04	13	123	0.04	35	88	0.03	(14)

Total	$317,264	100.00%	$802	$316,462	100.00%	$13,994	$302,468	100.00%	$86,266

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2005.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
1.00% — 1.99%	$13,716	$1,324	$193	$—	$15,233	9.66%
2.00% — 2.99%	14,289	5,410	10	—	19,709	12.50
3.00% — 3.99%	19,950	29,523	4,916	327	54,716	34.68
4.00% — 4.99%	9,931	20,100	19,514	287	49,832	31.61
5.00% — 5.99%	3,470	8,820	734	295	13,319	8.44
6.00% — 6.99%	4,417	406	—	—	4,823	3.06
7.00% — 7.99%	33	20	17	—	70	0.04
8.00% — 8.99%	—	—	—	15	15	0.01

Total	$65,806	$65,603	$25,384	$924	$157,717	100.00%

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum balance at any month end	$65,947	$67,488	$60,242

Average balance	61,535	63,122	54,722

Period end balance	65,947	65,099	60,242

Weighted average interest rate:
At end of period	4.71%	4.84%	5.05%

During the period	4.94%	5.07%	5.41%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum balance at any month end	$13,276	$697	$520

Average balance	7,986	296	156

Period end balance	10,704	640	520

Weighted average interest rate:
At end of period	4.05%	1.99%	0.68%

During the period	3.42%	1.36%	0.76%

Subsidiary Activities

As of December 31, 2005, the Bank was the Company’s only subsidiary. The Bank is wholly owned by the Company.

First Harrison Financial Services, Inc. is a former wholly-owned subsidiary of First Harrison Bank that sold property and casualty insurance, life insurance and non-deposit investment products. Effective January 1, 2004, First Harrison Financial Services, Inc. dissolved its charter and all accounts were combined with the Bank. During 2005, the Bank organized three wholly-owned subsidiaries to manage a portion of the investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio.

Personnel

As of December 31, 2005, the Bank had 124 full-time employees and 20 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund and the Bank Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2005.

	Actual Capital	Required Capital	Excess (Deficiency) Amount	Capital
				Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$34,391	$6,499	$27,892	7.94%	1.50%
Core (Leverage)	34,391	17,332	17,059	7.94	4.00
Risk-based	35,796	21,395	14,401	13.39	8.00

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lessor of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank is a member of the Savings Association Insurance Fund and the Bank Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund and Bank Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During fiscal 2005, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.365 basis points of assessable deposits. Payments for Bank Insurance Fund members also approximated 1.365 basis points of assessable deposits.

The Bank’s total assessments paid for fiscal 2005 (including the Financing Corporation assessment) were $17,920 for the Savings Association Insurance Fund and $27,389 for the Bank Insurance Fund. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund or Bank Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the Bank and Savings Association Insurance Funds must occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2005, the Bank’s limit on loans to one borrower was $5.4 million, and the Bank’s largest aggregate outstanding balance of loans to one borrower was $4.8 million.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2005, the Bank maintained 86.63% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The OTS assessments paid by the Bank for the fiscal year ended December 31, 2005 totaled $100,164.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $3.7 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $48.3 million; a 10% reserve ratio is applied above $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

Indiana Taxation

Indiana imposes an 8.5%] franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Bank’s state income tax returns were audited for the years ended December 31, 1993, 1994 and 1995 without amendment and without additional tax liability. The Bank’s state income tax returns have not been audited for any subsequent period.

ITEM 1A. RISK FACTORS

Above average interest rate risk associated with fixed-rate loans

At December 31, 2005, approximately 40.7% of the Bank’s assets consisted of residential mortgage loans held for investment. Such loans represented 53.9% of the total loan portfolio at that date. While generally considered to involve less risk than other types of lending, such as commercial mortgage loans, commercial business loans and consumer loans, residential mortgage loans provide relatively lower yields. The Bank’s loan portfolio also includes a significant amount of loans with fixed rates of interest. At December 31, 2005, $222.6 million, or 67.3%, of the Bank’s total loans receivable had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

Commercial business lending risks

At December 31, 2005, the Bank’s commercial business loan portfolio amounted to $24.6 million, or 7.5% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than one- to four-family mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial Real Estate Lending Risks

At December 31, 2005, the Bank’s commercial real estate loan portfolio amounted to $38.9 million, or 11.8% of total loans. Commercial real estate lending is inherently riskier than one- to-four family mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

A downturn in the local economy or a decline in real estate values could hurt the Company’s profits.

Nearly all of the Bank’s loans are secured by real estate or made to businesses in our primary market area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profit. In recent years there has been a significant increase in real estate values in our market area. As a result of rising home prices, the Bank’s loans have been well collateralized. A decline in real estate values could cause some of the Bank’s mortgages to become inadequately collateralized, which would expose the Company to a greater risk of loss.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2005.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$2,009	Owned		12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	10	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	814	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,106	Owned		6,000

6040 Main Street NE Crandall, Indiana 47114(3)	1938	81	Owned		1,000

9849 Highway 150 Greenville, Indiana 47124	1986	267	Owned		2,484

1058 North Luther Road Georgetown, Indiana 47122	1995	94	Leased	(4)	1,800

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	89	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	880	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,521	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	653	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,494	Owned		4,090

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires April 2010.
(3)	This branch is scheduled to close on April 1, 2006.
(4)	Lease expires November 2010.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2005, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for First Capital’s common equity and related stockholder matters is incorporated herein by reference to First Capital’s 2005 Annual Report to Stockholders at “Corporate Information.”

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2005	—	—	—	84,541
November 1 through November 30, 2005	3,925	$17.50	3,925	80,616
December 1 through December 31, 2005	—	—	—	80,616
Total	3,925	$17.50	3,925	80,616

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

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section captioned “Selected Financial and Other Data” in the 2005 Annual Report to Stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Capital’s 2005 Annual Report to Stockholders in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference to the Company’s Audited Financial Statements and the Notes thereto found in First Capital’s 2005 Annual Report to Stockholders.

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

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	38	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	53	Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas	49	Senior Vice President - Lending

(1)	As of December 31, 2005.

Biographical Information

M. Chris Frederick has been affiliated with the Bank since June 1990 and has served in his present position since 1997.

Joel E. Voyles has been affiliated with the Bank since December 1996 and has served in his present position since 1997.

Dennis L. Thomas has been affiliated with the Bank since January 2000. He was employed by Harrison County Bank from 1981 until the merger with the Bank.

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its affiliates. See Exhibit 14.0 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement under the heading “Executive Compensation” and “Proposal 1 — Election of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	101,654	$16.10	47,483
Equity compensation plans not approved by security holders	—	—	—

Total	101,654	$16.10	47,483

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)

	3.2	Second Amended and Restated Bylaws of First Capital, Inc. (2)

	10.1	*Employment Agreement with James G. Pendleton (3)

	10.2	*Employment Agreement with Samuel E. Uhl (4)

	10.3	*Employment Agreement with M. Chris Frederick (4)

	10.4	*Employment Agreement with Joel E. Voyles (4)

	10.5	*Employee Severance Compensation Plan (3)

	10.6	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

	10.7	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

	10.8	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

	10.9	*Employment Agreement with William W. Harrod (4)

	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Exhibit 13 to this Form 10-K)

	13.0	Annual Report to Stockholders

	14.0	Code of Ethics and Business Conduct (7)

	21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

	23.0	Consent of Monroe Shine and Co., Inc.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(7)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.

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

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive	March 30, 2006
William W. Harrod	Officer and Director
(principal executive officer)

/s/ J. Gordon Pendleton	Chairman	March 30, 2006
J. Gordon Pendleton

/s/ Michael C. Frederick	Chief Financial Officer and Treasurer	March 30, 2006
Michael C. Frederick	(principal accounting and financial officer)

/s/ Samuel E. Uhl	Director	March 30, 2006
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 30, 2006
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 30, 2006
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 30, 2006
Kenneth R. Saulman

/s/ John W. Buschemeyer	Director	March 30, 2006
John W. Buschemeyer

/s/ Gerald L. Uhl	Director	March 30, 2006
Gerald L. Uhl

/s/ James S. Burden	Director	March 30, 2006
James S. Burden

/s/ James E. Nett	Director	March 30, 2006
James E. Nett

/s/ Michael L. Shireman	Director	March 30, 2006
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 30, 2006
Kathryn W. Ernstberger