Form 10-Q
period 2006-03-31
FIRST CAPITAL INC
filed 2006-05-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,588,029 shares of common stock were outstanding as of April 20, 2006.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and due from banks	$11,626	$12,625
Interest bearing deposits with banks	3,135	1,780
Fed funds sold	292	268

Total cash and cash equivalents	15,053	14,673
Securities available for sale, at fair value	73,171	75,721
Securities-held to maturity	1,162	1,194
Loans, net	330,950	322,453
Loans held for sale	374	—
Federal Home Loan Bank stock, at cost	3,746	3,746
Foreclosed real estate	535	749
Premises and equipment	9,222	9,287
Accrued interest receivable	2,255	2,462
Cash value of life insurance	1,317	1,308
Goodwill	5,386	5,386
Core deposit intangibles	445	463
Other assets	1,188	912

Total Assets	$444,804	$438,354

LIABILITIES
Deposits:
Noninterest-bearing	$34,224	$35,110
Interest-bearing	295,792	282,154

Total Deposits	330,016	317,264
Retail repurchase agreements	12,284	10,704
Advances from Federal Home Loan Bank	56,997	65,947
Accrued interest payable	1,458	1,498
Accrued expenses and other liabilities	1,687	984

Total Liabilities	402,442	396,397

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 2,853,887 shares (2,852,509 shares in 2005)	29	29
Additional paid-in capital	19,443	19,403
Retained earnings—substantially restricted	29,487	28,989
Unearned ESOP shares	(226)	(246)
Unearned stock compensation	(1)	(2)
Accumulated other comprehensive income	(894)	(766)
Less treasury stock, at cost—265,858 shares (264,398 shares in 2005)	(5,476)	(5,450)

Total Stockholders’ Equity	42,362	41,957

Total Liabilities and Stockholders’ Equity	$444,804	$438,354

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,436	$4,888
Securities:
Taxable	596	488
Tax-exempt	169	158
Federal Home Loan Bank dividends	46	39
Fed funds sold and interest bearing deposits with banks	44	47

Total interest income	6,291	5,620

INTEREST EXPENSE
Deposits	2,018	1,597
Retail repurchase agreements	137	16
Advances from Federal Home Loan Bank	708	788

Total interest expense	2,863	2,401

Net interest income	3,428	3,219
Provision for loan losses	170	150

Net interest income after provision for loan losses	3,258	3,069

NONINTEREST INCOME
Service charges on deposit accounts	545	509
Commission income	86	129
Gain on sale of mortgage loans	50	87
Mortgage brokerage fees	31	42
Other income	25	19

Total noninterest income	737	786

NONINTEREST EXPENSE
Compensation and benefits	1,500	1,511
Occupancy and equipment	280	269
Data processing	161	199
Professional fees	109	85
Advertising	85	65
Other operating expenses	448	462

Total noninterest expense	2,583	2,591

Income before income taxes	1,412	1,264
Income tax expense	478	408

Net Income	934	856
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(128)	(639)
Less: reclassification adjustment	—	—

Other comprehensive income (loss)	(128)	(639)

Comprehensive Income	$806	$217

Net income per common share, basic	$0.36	$0.33

Net income per common share, diluted	$0.36	$0.33

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$934	$856
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	11	44
Depreciation and amortization expense	184	206
Deferred income taxes	(71)	187
ESOP and stock compensation expense	46	41
Increase in cash value of life insurance	(9)	(10)
Provision for loan losses	170	150
Proceeds from sales of mortgage loans	3,289	6,546
Mortgage loans originated for sale	(3,613)	(6,790)
Net gain on sale of mortgage loans	(50)	(87)
Stock dividends on Federal Home Loan Bank stock	—	(39)
Decrease in accrued interest receivable	207	36
Decrease in accrued interest payable	(40)	(48)
Net change in other assets/liabilities	575	62

Net Cash Provided By Operating Activities	1,633	1,154

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(2,203)	(6,964)
Proceeds from maturities of securities available for sale	3,751	1,615
Proceeds from maturities of securities held to maturity	23	12
Principal collected on mortgage-backed securities	794	1,028
Net decrease (increase) in loans receivable	(8,682)	3,227
Purchase of Federal Home Loan Bank stock	—	—
Proceeds from sale of foreclosed real estate	229	84
Purchase of premises and equipment	(100)	(43)

Net Cash Used In Investing Activities	(6,188)	(1,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,752	4,857
Net decrease in advances from Federal Home Loan Bank	(8,950)	(1,700)
Net increase in retail repurchase agreements	1,580	7,948
Exercise of stock options	15	17
Purchase of treasury stock	(26)	(1)
Dividends paid	(436)	(385)

Net Cash Provided By Financing Activities	4,935	10,736

Net Increase in Cash and Cash Equivalents	380	10,849
Cash and cash equivalents at beginning of period	14,673	17,425

Cash and Cash Equivalents at End of Period	$15,053	$28,274

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. The Bank has three wholly-owned subsidiaries that manage a portion of its investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2005 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2. Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(204)	$(1,059)
Income tax (expense) benefit	76	420

Net of tax amount	(128)	(639)
Less: reclassification adjustment for gains included in net income	—	—
Income tax benefit	—	—

Net of tax amount	—	—

Other comprehensive income (loss)	$(128)	$(639)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Supplemental Disclosure for Earnings Per Share

	3/31/2006	3/31/2005
	(In thousands, except share and per share data)
Basic
Earnings:
Net income	$934	$856

Shares:
Weighted average common shares outstanding	2,564,346	2,564,467

Net income per common share, basic	$0.36	$0.33

Diluted
Earnings:
Net income	$934	$856

Shares:
Weighted average common shares outstanding	2,564,346	2,564,467
Add: Dilutive effect of outstanding options	21,953	26,870
Add: Dilutive effect of restricted stock	51	547

Weighted average common shares outstanding, as adjusted	2,586,350	2,591,884

Net income per common share, diluted	$0.36	$0.33

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, a revision of SFAS 123, Accounting for Stock-Based Compensation. The Company’s stock option plan was previously accounted for in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no stock-based employee compensation cost was reflected in net income because all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS 123R using the modified prospective method and, as such, results from prior periods have not been restated. Under the statement’s transition provisions, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the statement.

For the quarter ended March 31, 2006, the Company recognized compensation expense of $8,000 related to the stock option plan as expense is recognized ratably over the five-year vesting period of the options. At March 31, 2006, there was $102,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in 2005.

Three Months Ended March 31, 2005
(In thousands, except per share data)

Net income, as reported	$856
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)

Pro forma net income	$850

Earnings per share:
Basic - as reported	$0.33

Basic - pro forma	$0.33

Diluted - as reported	$0.33

Diluted - pro forma	$0.33

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash payments for:
Interest	$2,903	$2,449
Taxes	66	111
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	—	549

6. Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2004, FASB revised SFAS 123, Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements based on the grant date fair value of the award. This statement was effective for the Company’s stock option plan awards effective January 1, 2006. (See Note 4) The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, FASB issued SFAS 154, Accounting Changes and Error Corrections. The statement replaces APB Opinion No. 20 (APB 20), Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. The statement requires retrospective application of most voluntary changes in accounting principles, so that those changes will be reflected in financial statements presented for comparative purposes. The statement carries forward the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 (January 1, 2006 for First Capital, Inc.). The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2006, FASB issued SFAS 156, Accounting for Servicing of Financial Assets. The guidance in SFAS 156 amends the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Specifically, the guidance in SFAS 156 addresses the recognition and measurement of separately-recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. The guidance clarifies when an obligation to service financial assets should be recognized separately as a servicing asset or a servicing liability and requires that a separately-recognized servicing asset or servicing liability initially be measured at fair value. The guidance further permits an entity with a separately-recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. The statement is effective for all separately-recognized servicing assets and liabilities acquired or issued after the beginning of the fiscal year that begins after September 15, 2006 with early implementation permitted. The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2006, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2005.

Financial Condition

Total assets increased from $438.4 million at December 31, 2005 to $444.8 million at March 31, 2006, an increase of 1.5%.

Net loans receivable (excluding loans held for sale) increased $8.5 million from $322.5 million at December 31, 2005 to $331.0 million at March 31, 2006. Nontaxable commercial loans increased $4.0 million primarily due to a single loan to a local school corporation. Installment loans and residential mortgage loans increased $2.5 million and $2.4 million, respectively. Commercial mortgage loans increased $1.8 million as the Bank expanded its commercial lending program. Adjustable rate loans increased $4.9 million during the period as the Bank continued to reposition its balance sheet to more resemble that of a commercial bank rather than a traditional thrift institution.

Securities available for sale decreased $2.6 million from $75.7 million at December 31, 2005 to $73.2 million at March 31, 2006. Purchases of these securities totaled $2.2 million while maturities and principal repayments were $3.8 million and $786,000, respectively. Due to increasing market interest rates, the portfolio experienced an unrealized loss in market value of $204,000 during the quarter ended March 31, 2006.

Investment securities held-to-maturity decreased $31,000 due to maturities of $23,000 and principal repayments of $8,000.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $14.7 million at December 31, 2005 to $15.1 million at March 31, 2006. Interest bearing deposits with banks increased $1.4 million which was partially offset by a decrease of $1.0 million in cash and due from banks.

Total deposits increased 4.0% from $317.3 million at December 31, 2005 to $330.0 million at March 31, 2006. Time deposits increased $7.2 million during the period. Interest-bearing checking accounts increased $5.9 million as customers moved into money market checking accounts to take advantage of the increased market interest rates.

Federal Home Loan Bank borrowings decreased from $65.9 million at December 31, 2005 to $57.0 million at March 31, 2006. New advances of $3.8 million were offset by principal repayments of $12.7 million.

Retail repurchase agreements increased from $10.7 million at December 31, 2005 to $12.3 million at March 31, 2006.

Total stockholders’ equity increased from $42.0 million at December 31, 2005 to $42.4 million at March 31, 2006. Net income of $934,000 was partially offset by dividends paid of $436,000 and by a net unrealized loss of $128,000 on securities available for sale for the quarter ended March 31, 2006.

Results of Operations

Net Income. Net income was $934,000 ($0.36 per share diluted) for the three months ended March 31, 2006 compared to $856,000 ($0.33 per share diluted) for the same period in 2005. Net income increased primarily due to an increase in net interest income partially offset by an decrease in noninterest income.

Net interest income for the three-month periods ended March 31, 2006 and 2005. Net interest income increased $209,000 when comparing the two periods.

Total interest income increased $671,000 during the quarter ended March 31, 2006 compared to the same period in 2005. The average balance of interest-earning assets increased from $396.0 million in 2005 to $411.0 million in 2006. The average tax-equivalent yield on these same assets increased from 5.76% in 2005 to 6.23% in 2006 when comparing the two periods. The average tax-equivalent yield on loans increased 0.52% while the securities portfolio yield increased 0.14%. These increases are due to an increase in market interest rates and, in the case of the loan portfolio, increases in higher yielding commercial and installment loans.

Total interest expense increased $462,000 to $2.9 million for the quarter ended March 31, 2006 compared to $2.4 million for the same period in 2005. The average balance of interest-bearing liabilities increased from $348.5 million in 2005 to $360.6 million in 2006 while the average cost of funds increased from 2.76% in 2005 to 3.18% in 2006. As a result of the increase in the average tax-equivalent yield outpacing the increase in the average cost of funds, the Company’s tax-equivalent interest rate spread increased from 3.00% for the first quarter of 2005 to 3.05% for the same period in 2006.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. The provision for loan losses was $170,000 for the three-month period ended March 31, 2006 as compared to $150,000 for the same period in 2005. During 2006, gross loans receivable increased $8.5 million while net charge offs totaled $37,000. As stated earlier in this report, the increase in loans was due to increases in commercial and installment loans and residential and commercial mortgages. The consistent application of management’s allowance methodology resulted in a slight increase in the provision for loan losses primarily due to these increases in these loan balances.

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

The allowance for loan losses was $2.2 million at March 31, 2006 compared to $2.1 million at December 31, 2005. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2006, nonperforming loans amounted to $2.6 million compared to $3.2 million at December 31, 2005. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $646,000, commercial mortgages of $209,000, commercial loans amounting to $59,000 and consumer loans of $25,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2006, nonaccrual loans amounted to $1.7 million compared to $1.9 million at December 31, 2005.

Noninterest income. Noninterest income decreased from $786,000 for the three months ended March 31, 2005 to $737,000 for the three months ended March 31, 2006. Gains on the sale of mortgage loans and mortgage brokerage fees decreased $48,000 when comparing the two periods as the increase in market interest rates reduced residential mortgage loan demand in the Bank’s lending area. Commission income decreased $43,000 and service charges on deposit accounts increased $36,000 when comparing the two periods.

Noninterest expense. Noninterest expense remained virtually unchanged at $2.6 million for the three month periods ended March 31, 2006 and March 31, 2005. Professional fees increased $24,000 primarily due to an increase in legal expense.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Data processing expenses decreased $38,000 when comparing the first quarter 2006 to the same period in 2005. Equipment depreciation and a reduction in electronic banking fees were the primary contributors to this decrease.

Income tax expense. Income tax expense for the three-month period ended March 31, 2006 was $478,000, compared to $408,000 for the same period in 2005. The effective tax rate was 33.9% for 2006 compared to 32.3% for 2005. The increase in the effective tax rate for 2006 compared to 2005 was primarily the result of a decrease in tax exempt income.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities, FHLB advances and retail repurchase agreements. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2006, the Bank had cash and cash equivalents of $15.1 million and securities available-for-sale with a fair value of $73.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2006, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.1%, 8.1% and 13.7%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2006, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2005 Annual Report to Stockholders, filed as an exhibit to the Form 10-K for the year ended December 31, 2005.

For the three months ended March 31, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Market Risk Analysis” in the Company’s 2005 Annual Report to Stockholders, filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005. Management reviews periodically the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2005.

PART I—ITEM 4

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2006	178	$18.00	178	80,438
February 1 through February 28, 2006	1,282	$17.76	1,282	79,156
March 1 through March 31, 2006	—	—	—	79,156
Total	1,460	$17.79	1,460	79,156

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

Item 6. Exhibits—(continued)

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

FIRST CAPITAL, INC. (Registrant)

Date:	May 12, 2006	BY:	/s/ WILLIAM W. HARROD
William W. Harrod President and CEO

Date:	May 12, 2006	BY:	/s/ MICHAEL C. FREDERICK
Michael C. Frederick Senior Vice President and Treasurer