Form 10-Q
period 2006-06-30
FIRST CAPITAL INC
filed 2006-08-11
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

Registrant’s telephone number including area code 1-812-738-2198

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,846,572 shares of common stock were outstanding as of July 31, 2006.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and due from banks	$12,968	$12,625
Interest bearing deposits with banks	3,042	1,780
Fed funds sold	271	268

Total cash and cash equivalents	16,281	14,673

Securities available for sale, at fair value	69,631	75,721
Securities-held to maturity	1,157	1,194
Loans, net	335,236	322,453
Loans held for sale	1,082	—
Federal Home Loan Bank stock, at cost	3,746	3,746
Foreclosed real estate	677	749
Premises and equipment	9,129	9,287
Accrued interest receivable	2,415	2,462
Cash value of life insurance	1,328	1,308
Goodwill	5,386	5,386
Core deposit intangibles	426	463
Other assets	1,455	912

Total Assets	$447,949	$438,354

LIABILITIES
Deposits:
Noninterest-bearing	$35,774	$35,110
Interest-bearing	286,476	282,154

Total Deposits	322,250	317,264

Retail repurchase agreements	24,346	10,704
Advances from Federal Home Loan Bank	56,049	65,947
Accrued interest payable	1,654	1,498
Accrued expenses and other liabilities	1,127	984

Total Liabilities	405,426	396,397

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,113,358 shares (2,852,509 shares in 2005)	31	29
Additional paid-in capital	23,596	19,403
Retained earnings-substantially restricted	25,863	28,989
Unearned ESOP shares	(205)	(246)
Unearned stock compensation	(1)	(2)
Accumulated other comprehensive income	(1,267)	(766)
Less treasury stock, at cost - 266,786 shares (264,398 shares in 2005)	(5,494)	(5,450)

Total Stockholders’ Equity	42,523	41,957

Total Liabilities and Stockholders’ Equity	$447,949	$438,354

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,663	$5,029	$11,099	$9,917
Securities:
Taxable	568	563	1,164	1,051
Tax-exempt	180	161	349	319
Federal Home Loan Bank dividends	47	39	93	78
Fed funds sold and interest bearing deposits with banks	36	73	80	120

Total interest income	6,494	5,865	12,785	11,485
INTEREST EXPENSE
Deposits	2,142	1,701	4,160	3,298
Retail repurchase agreements	189	62	326	78
Advances from Federal Home Loan Bank	692	774	1,400	1,562

Total interest expense	3,023	2,537	5,886	4,938
Net interest income	3,471	3,328	6,899	6,547
Provision for loan losses	200	163	370	313

Net interest income after provision for loan losses	3,271	3,165	6,529	6,234
NON-INTEREST INCOME
Service charges on deposit accounts	613	523	1,158	1,032
Commission income	84	61	170	190
Gain on sale of mortgage loans	63	79	113	166
Mortgage brokerage fees	35	52	66	94
Other income	14	40	39	59

Total non-interest income	809	755	1,546	1,541

NON-INTEREST EXPENSE
Compensation and benefits	1,546	1,439	3,046	2,950
Occupancy and equipment	297	297	577	566
Data processing	145	184	306	383
Professional fees	90	100	199	185
Advertising	88	90	173	155
Other operating expenses	511	482	959	944

Total non-interest expense	2,677	2,592	5,260	5,183

Income before income taxes	1,403	1,328	2,815	2,592
Income tax expense	467	456	945	864

Net Income	$936	$872	$1,870	$1,728
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(373)	497	(501)	(142)
Less: reclassification adjustment	—	—	—	—

Other comprehensive income (loss)	(373)	497	(501)	(142)

Comprehensive Income	$563	$1,369	$1,369	$1,586

Net income per common share, basic	$0.33	$0.31	$0.66	$0.61

Net income per common share, diluted	$0.33	$0.31	$0.66	$0.61

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,870	$1,728
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	17	74
Depreciation and amortization expense	364	423
Deferred income taxes	(112)	223
ESOP and stock compensation expense	93	81
Increase in cash value of life insurance	(19)	(20)
Provision for loan losses	370	313
Proceeds from sales of mortgage loans	7,314	11,108
Mortgage loans originated for sale	(8,283)	(11,455)
Net gain on sale of mortgage loans	(113)	(166)
Stock dividends on Federal Home Loan Bank stock	—	(78)
(Increase) decrease in accrued interest receivable	47	(244)
Increase in accrued interest payable	156	81
Net change in other assets/liabilities	10	(239)

Net Cash Provided By Operating Activities	1,714	1,829

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(4,055)	(19,466)
Proceeds from maturities of securities available for sale	7,411	5,115
Proceeds from maturities of securities held to maturity	23	12
Principal collected on mortgage-backed securities	1,934	2,539
Net increase in loans receivable	(13,412)	(158)
Proceeds from sale of foreclosed real estate	331	565
Purchase of premises and equipment	(171)	(73)

Net Cash Used In Investing Activities	(7,939)	(11,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,985	7,892
Net decrease in advances from Federal Home Loan Bank	(9,898)	(3,826)
Net increase in retail repurchase agreements	13,642	8,075
Exercise of stock options	19	45
Purchase of treasury stock	(43)	(103)
Dividends paid	(872)	(769)

Net Cash Provided By Financing Activities	7,833	11,314

Net Increase in Cash and Cash Equivalents	1,608	1,677
Cash and cash equivalents at beginning of period	14,673	17,425

Cash and Cash Equivalents at End of Period	$16,281	$19,102

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(617)	$823	$(830)	$(236)
Income tax (expense) benefit	244	(326)	329	94

Net of tax amount	(373)	497	(501)	(142)
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income (loss)	$(373)	$497	$(501)	$(142)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

(As restated for the stock dividend declared on June 19, 2006)

	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
	(Dollars in thousands, except for per share data)
Basic
Earnings:
Net income	$936	$872	$1,870	$1,728

Shares:
Weighted average common shares outstanding	2,822,982	2,822,817	2,821,929	2,821,866

Net income per common share, basic	$0.33	$0.31	$0.66	$0.61

Diluted
Earnings:
Net income	$936	$872	$1,870	$1,728

Shares:
Weighted average common shares outstanding	2,822,982	2,822,817	2,821,929	2,821,866
Add: Dilutive effect of outstanding options	26,990	28,272	27,084	29,115
Add: Dilutive effect of restricted stock	43	61	62	343

Weighted average common shares outstanding, as adjusted	2,850,015	2,851,150	2,849,075	2,851,324

Net income per common share, diluted	$0.33	$0.31	$0.66	$0.61

4.	Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, a revision of SFAS 123, Accounting for Stock-Based Compensation. The Company’s stock option plan was previously accounted for in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no stock-based employee compensation cost was reflected in net income because all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS 123R using the modified prospective method and, as such, results from prior periods have not been restated. Under the statement’s transition provisions, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the statement.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized compensation expense of $16,000 and $8,000 for the six month and three month periods ended June 30, 2006, respectively, related to the stock option plan as expense is recognized ratably over the five-year vesting period of the options. At June 30, 2006, there was $94,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005
	(In thousands, except per share data)
Net Income, as reported	$872	$1,728
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(12)

Pro forma net income	$866	$1,716

Earnings per share:
Basic - as reported	$0.31	$0.61
Basic - pro forma	$0.31	$0.61

Diluted - as reported	$0.31	$0.61
Diluted - pro forma	$0.30	$0.60

5.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash payments for:
Interest	$5,730	$4,857
Taxes	1,117	767

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	248	764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Recent Accounting Pronouncements

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

7.	Stock Dividend

On June 19, 2006, the Company declared a 10% stock dividend payable on or about August 8, 2006 to shareholders of record as of the close of business on July 19, 2006. Based on the number of common shares outstanding on the record date, the Company issued 258,779 new shares. The fair market value of the additional shares issued, aggregating $4.1 million, was charged to retained earnings, and common stock and additional paid-in capital were increased by $3,000 and $4.1 million, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the six months ended June 30, 2006, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2005.

Financial Condition

Total assets increased from $438.4 million at December 31, 2005 to $447.9 million at June 30, 2006, an increase of 2.2%.

Net loans receivable (excluding loans held for sale) increased $12.8 million from $322.5 million at December 31, 2005 to $335.2 million at June 30, 2006. Installment loans increased $5.9 million during the period while residential and commercial mortgages increased $2.8 million and $2.3 million, respectively. Adjustable rate loans increased $4.7 million during the period.

Securities available for sale decreased $6.1 million from $75.7 million at December 31, 2005 to $69.6 million at June 30, 2006. Maturities and principal repayments of these securities totaled $7.4 million and $1.9 million, respectively. Purchases of $4.1 million of securities classified as available for sale were made during the period. Due to increasing market interest rates, the portfolio experienced an unrealized loss in market value of $797,000 during the six months ended June 30, 2006.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Investment securities held-to-maturity decreased $37,000 primarily due to principal repayments of $23,000 and maturities of $13,000.

Cash and cash equivalents increased from $14.7 million at December 31, 2005 to $16.3 million at June 30, 2006. Interest bearing deposits with banks increased $1.3 million during the period while cash and due from banks increased $343,000.

Total deposits increased 1.6% from $317.3 million at December 31, 2005 to $322.3 million at June 30, 2006. Time deposits increased $6.5 million during the period as customers took advantage of increasing market rates by moving funds into certificates of deposit. Interest-bearing checking and savings accounts decreased $2.2 million primarily due to a local municipality withdrawing $5 million from a money market account.

Federal Home Loan Bank borrowings decreased from $65.9 million at December 31, 2005 to $56.0 million at June 30, 2006. New advances of $14.0 million were offset by principal repayments of $23.9 million.

Retail repurchase agreements increased from $10.7 million at December 31, 2005 to $24.3 million at June 30, 2006. This increase was primarily due to the Bank’s successful efforts to acquire local public funds which are held in retail repurchase accounts due to sweep agreements.

Total stockholders’ equity increased from $42.0 million at December 31, 2005 to $42.5 million at June 30, 2006. This increase was primarily the result of retained net income of $1.0 million offset by a net unrealized loss of $501,000 on securities available for sale.

Results of Operations

Net Income for the six-month periods ended June 30, 2006 and 2005. Net income was $1.9 million ($0.66 per share diluted) for the six months ended June 30, 2006 compared to $1.7 million ($0.61 per share diluted) for the six months ended June 30, 2005. The earnings per share figures for 2005 have been restated to reflect the ten percent (10%) stock dividend the Company declared on June 19, 2006. The Company experienced an increase in net interest income after the provision for loan losses offset by an increase in noninterest expenses.

Net Income for the three-month periods ended June 30, 2006 and 2005. Net income was $936,000 ($0.33 per share diluted) for the three months ended June 30, 2006 compared to $872,000 ($0.31 per share diluted) for the same period in 2005. Again, the earnings per share figure for 2005 reflects the stock dividend discussed above. Increases in net interest income after the provision for loan losses and noninterest income were partially offset by an increase in noninterest expenses.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the six-month periods ended June 30, 2006 and 2005. Net interest income increased $352,000 to $6.9 million in 2006 compared to $6.5 million in 2005.

Total interest income increased $1.3 million during the six months ended June 30, 2006 compared to the same period in 2005. The average balance of interest-earning assets and their tax-equivalent yield increased from $400.0 million and 5.83% in 2005 to $413.3 million and 6.30% in 2006. This increase in yield is due to the general increase in market interest rates, as well as the increase of loans as a percentage of the Bank’s earning assets.

Total interest expense increased $948,000 during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The average balance of interest-bearing liabilities increased from $351.0 million in 2005 to $361.9 million in 2006 while the average rate on these liabilities increased from 2.81% in 2005 to 3.25% in 2006. As a result, the Bank’s tax-equivalent interest rate spread increased from 3.02% during the first six months of 2005 to 3.05% for the same period in 2006.

Net interest income for the three-month periods ended June 30, 2006 and 2005. Net interest income increased from $3.3 million for the three months ended June 30, 2005 to $3.5 million for the same period in 2006 primarily due to growth in interest-earning assets and an increase in the tax-equivalent interest rate spread.

Total interest income increased $629,000 for the three months ended June 30, 2006 compared to the same period in 2005. This increase was caused by increases in the average balance of interest-earning assets and the tax-equivalent yield on those assets. For the quarter ended June 30, 2005, those totaled $404.1 million and 5.89%, respectively, but increased during the same period in 2006 to $415.6 million and 6.37%, respectively.

Total interest expense increased $486,000 for the three months ended June 30, 2006 compared to the same period in 2005. While the average balance of interest-bearing liabilities increased from $353.5 million in 2005 to $363.3 million in 2006, the average cost of these liabilities increased from 2.87% in 2005 to 3.33% in 2006. As a result, the tax-equivalent interest rate spread increased from 3.02% in the three-month period ended June 30, 2005 to 3.04% during the same period in 2006.

Provision for loan losses. The provision for loan losses was $200,000 for the three-month period ended June 30, 2006 as compared to $163,000 for the same period in 2005. Net charge offs amounted to $148,000 and $281,000 for the three-month periods ended June 30, 2006 and 2005, respectively. The provision for loan losses was $370,000 for the six-month period ended June 30, 2006 as compared to $313,000 for the same period in 2005. During the six-month period ended June 30, 2006, gross loans receivable increased $12.9 million while net charge offs amounted to $185,000. Net charge offs totaled $681,000 for the six-month period ended June 30, 2005. As stated earlier in this report, installment loans increased $5.9 million during the six-month period ended June 30, 2006, while residential and commercial mortgages increased $2.8 million and $2.3 million, respectively. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses due to growth in the loan portfolio.

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

The allowance for loan losses was $2.3 million at June 30, 2006 compared to $2.1 million at December 31, 2005. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2006, nonperforming loans amounted to $3.4 million compared to $3.2 million at December 31, 2005. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages in the amount of $1.1 million, commercial mortgages of $169,000, commercial loans amounting to $147,000 and consumer loans of $16,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At both June 30, 2006 and December 31, 2005, nonaccrual loans amounted to $1.9 million.

Noninterest income for the six-month periods ended June 30, 2006 and 2005. Noninterest income remained at $1.5 million for the six months ended June 30, 2006 and 2005. Service charges on deposit accounts increased $126,000 when comparing the two periods while gains on mortgage sales and mortgage brokerage fees decreased $53,000 and $28,000, respectively.

Noninterest income for the three-month periods ended June 30, 2006 and 2005. Noninterest income for the quarter ended June 30, 2006 increased to $809,000 compared to $755,000 for the quarter ended June 30, 2005. Service charges on deposits increased $90,000 as the Bank increased fees on deposit accounts in the first quarter of 2006.

Noninterest expense for the six-month periods ended June 30, 2006 and 2005. Noninterest expense increased 1.5% to $5.3 million for the six months ended June 30, 2006 compared to the same period in 2005. The bulk of that increase was in compensation and benefit expenses, which increased $96,000 when comparing the two periods. This was due to an increase in lending personnel, as well as normal salary and benefit increases.

Data processing expenses decreased $77,000 during the six months ended June 30, 2006 as compared to the same period in 2005 due to decreases in equipment depreciation and lower fees associated with electronic banking.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended June 30, 2006 and 2005. Noninterest expense for the quarter ended June 30, 2006 increased 3.3% to $2.7 million compared to $2.6 million for the quarter ended June 30, 2005. This increase was primarily due to an increase in compensation and benefits partially offset by a reduction in data processing fees.

Income tax expense. Income tax expense for the six-month period ended June 30, 2006 was $945,000, compared to $864,000 for the same period in 2005. The effective tax rate increased from 33.3% in 2005 to 33.6% in 2006. Income tax expense for the three-month period ended June 30, 2006 was $467,000, compared to $456,000 for the same quarter in 2005. The effective tax rate was 34.3% for the second quarter in 2005 compared to 33.3% for the same period in 2006.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2006, the Bank had cash and cash equivalents of $16.3 million and securities available-for-sale with a fair value of $69.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2006, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.2%, 8.2% and 13.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2006, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2005 and March 31, 2006, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of June 30, 2006 is unavailable for inclusion in this report.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2005
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$39,849	$(12,408)	(24)%	9.33%	(230	)bp
200bp	44,647	(7,610)	(15)	10.27	(136	)bp
100bp	49,055	(3,202)	(6)	11.09	(54	)bp
Static	52,257	—	—	11.63	—	bp
(100)bp	52,955	698	1	11.66	3	bp
(200)bp	50,286	(1,971)	(4)	11.03	(60	)bp

	At March 31, 2006
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$36,973	$(15,631)	(30)%	8.61%	(298	)bp
200bp	42,605	(9,999)	(19)	9.73	(186	)bp
100bp	48,062	(4,542)	(9)	10.77	(82	)bp
Static	52,604	—	—	11.59	—	bp
(100)bp	55,262	2,658	5	12.00	41	bp
(200)bp	54,468	1,864	4	11.75	16	bp

The preceding tables indicate that in the event of a sudden and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2006, approximately 66% of the loan portfolio consisted of fixed-rate loans.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2006	716	$18.88	716	78,440
May 1 through May 31, 2006	212	$18.81	212	78,228
June 1 through June 30, 2006	—	—	—	78,228
Total	928	$18.86	928	78,228

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

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

The Annual Meeting of Stockholders of the Company was held on April 19, 2006. There were 2,588,029 shares entitled to vote at the time of the annual meeting. Holders of 1,940,560 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected as directors:

Name	Vote For	Vote Withheld	Term to Expire
John W. Buschemeyer	1,852,409	88,151	2009
Kenneth R. Saulman	1,850,087	90,389	2009
Kathryn W. Ernstberger	1,900,067	40,493	2009

The terms of directors Samuel E. Uhl, Mark D. Shireman, Michael L. Shireman, James S. Burden, James E. Nett, J. Gordon Pendleton, Dennis L. Huber, Gerald L. Uhl and William W. Harrod continued after the annual meeting.

2.	The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2006 was ratified by stockholders by the following vote:

For 1,923,035; Against 3,139; Abstain 14,386

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 11, 2006	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 11, 2006	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer