Form 10-Q
period 2006-09-30
FIRST CAPITAL INC
filed 2006-11-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,846,543 shares of common stock were outstanding as of October 31, 2006.

FIRST CAPITAL, INC.

IN DEX

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and due from banks	$9,551	$12,625
Interest bearing deposits with banks	4,994	1,780
Fed funds sold	689	268

Total cash and cash equivalents	15,234	14,673
Securities available for sale, at fair value	69,133	75,721
Securities-held to maturity	1,124	1,194
Loans, net	340,653	322,453
Loans held for sale	1,058	—
Federal Home Loan Bank stock, at cost	3,605	3,746
Foreclosed real estate	1,192	749
Premises and equipment	9,003	9,287
Accrued interest receivable	2,428	2,462
Cash value of life insurance	1,338	1,308
Goodwill	5,386	5,386
Core deposit intangibles	408	463
Other assets	1,163	912

Total Assets	$451,725	$438,354

LIABILITIES
Deposits:
Noninterest-bearing	$34,950	$35,110
Interest-bearing	288,678	282,154

Total Deposits	323,628	317,264
Retail repurchase agreements	19,723	10,704
Advances from Federal Home Loan Bank	61,911	65,947
Accrued interest payable	1,656	1,498
Accrued expenses and other liabilities	1,299	984

Total Liabilities	408,217	396,397

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,113,358 shares (2,852,509 shares in 2005)	31	29
Additional paid-in capital	23,620	19,403
Retained earnings-substantially restricted	26,230	28,989
Unearned ESOP shares	(184)	(246)
Unearned stock compensation	(1)	(2)
Accumulated other comprehensive income	(694)	(766)
Less treasury stock, at cost—266,815 shares (264,398 shares in 2005)	(5,494)	(5,450)

Total Stockholders’ Equity	43,508	41,957

Total Liabilities and Stockholders’ Equity	$451,725	$438,354

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,837	$5,193	$16,936	$15,110
Securities:
Taxable	548	599	1,712	1,650
Tax-exempt	181	160	530	479
Federal Home Loan Bank dividends	41	45	134	123
Fed funds sold and interest bearing deposits with banks	28	49	108	169

Total interest income	6,635	6,046	19,420	17,531
INTEREST EXPENSE
Deposits	2,339	1,831	6,499	5,129
Retail repurchase agreements	292	100	618	178
Advances from Federal Home Loan Bank	720	734	2,120	2,296

Total interest expense	3,351	2,665	9,237	7,603
Net interest income	3,284	3,381	10,183	9,928
Provision for loan losses	215	150	585	463

Net interest income after provision for loan losses	3,069	3,231	9,598	9,465
NON-INTEREST INCOME
Service charges on deposit accounts	611	543	1,769	1,575
Commission income	69	93	239	283
Gain on sale of mortgage loans	116	26	229	192
Mortgage brokerage fees	5	40	71	134
Other income	29	25	68	84

Total non-interest income	830	727	2,376	2,268

NON-INTEREST EXPENSE
Compensation and benefits	1,524	1,392	4,570	4,342
Occupancy and equipment	304	281	881	847
Data processing	163	178	469	561
Professional fees	102	92	301	277
Advertising	73	85	246	240
Other operating expenses	479	437	1,438	1,381

Total non-interest expense	2,645	2,465	7,905	7,648

Income before income taxes	1,254	1,493	4,069	4,085
Income tax expense	402	518	1,347	1,382

Net Income	$852	$975	$2,722	$2,703
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	573	(226)	72	(368)
Less: reclassification adjustment	—	—	—	—

Other comprehensive income (loss)	573	(226)	72	(368)

Comprehensive Income	$1,425	$749	$2,794	$2,335

Net income per common share, basic	$0.30	$0.35	$0.96	$0.96

Net income per common share, diluted	$0.30	$0.34	$0.96	$0.95

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,722	$2,703
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	25	110
Depreciation and amortization expense	546	617
Deferred income taxes	(133)	172
ESOP and stock compensation expense	138	119
Increase in cash value of life insurance	(30)	(30)
Provision for loan losses	585	463
Proceeds from sales of mortgage loans	13,048	13,030
Mortgage loans originated for sale	(13,877)	(12,610)
Net gain on sale of mortgage loans	(229)	(192)
Stock dividends on Federal Home Loan Bank stock	—	(78)
(Increase) decrease in accrued interest receivable	34	(126)
Increase in accrued interest payable	159	47
Net change in other assets/liabilities	152	288

Net Cash Provided By Operating Activities	3,140	4,513

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(4,390)	(22,466)
Proceeds from maturities of securities available for sale	8,056	6,023
Proceeds from maturities of securities held to maturity	35	25
Principal collected on mortgage-backed securities	3,043	4,136
Net increase in loans receivable	(19,559)	(3,299)
Redemption of Federal Home Loan Bank stock	140	—
Proceeds from sale of foreclosed real estate	331	674
Purchase of premises and equipment	(206)	(111)

Net Cash Used In Investing Activities	(12,550)	(15,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,364	7,794
Net decrease in advances from Federal Home Loan Bank	(4,036)	(6,452)
Net increase in retail repurchase agreements	9,018	9,367
Exercise of stock options	19	61
Purchase of treasury stock	(44)	(203)
Dividends paid	(1,350)	(1,179)

Net Cash Provided By Financing Activities	9,971	9,388

Net Increase (Decrease) in Cash and Cash Equivalents	561	(1,117)
Cash and cash equivalents at beginning of period	14,673	17,425

Cash and Cash Equivalents at End of Period	$15,234	$16,308

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related notes for the year ended December 31, 2005 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$949	$(374)	$119	$(610)
Income tax (expense) benefit	(376)	148	(47)	242

Net of tax amount	573	(226)	72	(368)
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income (loss)	$573	$(226)	$72	$(368)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

(As restated for the stock dividend declared on June 19, 2006)

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$852	$975	$2,722	$2,703

Shares:
Weighted average common shares outstanding	2,825,249	2,823,290	2,823,034	2,822,333

Net income per common share, basic	$0.30	$0.35	$0.96	$0.96

Diluted
Earnings:
Net income	$852	$975	$2,722	$2,703

Shares:
Weighted average common shares outstanding	2,825,249	2,823,290	2,823,034	2,822,333
Add: Dilutive effect of outstanding options	25,149	25,764	24,483	28,005
Add: Dilutive effect of restricted stock	55	72	67	261

Weighted average common shares outstanding, as adjusted	2,850,453	2,849,126	2,847,584	2,850,599

Net income per common share, diluted	$0.30	$0.34	$0.96	$0.95

4.	Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, a revision of SFAS 123, Accounting for Stock-Based Compensation. The Company’s stock option plan was previously accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no stock-based employee compensation cost was reflected in net income because all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS 123R using the modified prospective method and, as such, results from prior periods have not been restated. Under the statement’s transition provisions, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the statement.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized compensation expense of $24,000 and $8,000 for the nine month and three month periods ended September 30, 2006, respectively, related to the stock option plan as expense is recognized ratably over the five-year vesting period of the options. At September 30, 2006, there was $86,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation in 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005
	(In thousands, except per share data)
Net Income, as reported	$975	$2,703
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(18)

Pro forma net income	$969	$2,685

Earnings per share:
Basic—as reported	$0.35	$0.96
Basic—pro forma	$0.34	$0.95

Diluted—as reported	$0.34	$0.95
Diluted—pro forma	$0.34	$0.94

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash payments for:
Interest	$9,078	$7,556
Taxes	1,596	1,244

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	761	829

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Recent Accounting Pronouncements

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

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation are effective for fiscal years beginning after December 15, 2006. The application of this Interpretation is not expected to have a material impact on the Company’s financial condition or results of operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, FASB issued SFAS 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements under existing accounting pronouncements. The definition of fair value retains the exchange price notion found in earlier definitions of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact the sell or transfer. The statement further emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the statement provides that fair value measurement should be determined based on the assumptions that market participants would use in pricing the assets or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with earlier implementation permitted. The application of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, entitled Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance related to the consideration of the carryover or reversal effects of prior-year misstatements in quantifying current-year misstatements for purposes of materiality assessments. The SEC Staff concluded that registrants should quantify errors using both an income statement approach and a balance sheet approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, would be considered material. The guidance in SAB 108 is effective for evaluating the effect of prior-year misstatements on financial statements for the first fiscal year ending after November 15, 2006 and provides that the cumulative effect of misstatements considered material under this guidance should be reported as an adjustment to the opening balance of retained earnings as of the beginning of that first fiscal year with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The Company has applied the guidance in SAB 108 effective for this interim financial report. The application of the guidance in SAB 108 had no impact on the Company’s financial condition or results of operations.

7.	Stock Dividend

On June 19, 2006, the Company declared a 10% stock dividend. The dividend was paid on August 8, 2006 to shareholders of record as of the close of business on July 19, 2006. Based on the number of common shares outstanding on the record date, the Company issued 258,779 shares from its available authorized but unissued shares. The fair market value of the additional shares issued, aggregating $4.1 million, was charged to retained earnings, and common stock and additional paid-in capital were increased by $3,000 and $4.1 million, respectively. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

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

Critical Accounting Policies

During the nine months ended September 30, 2006, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2005.

Financial Condition

Total assets increased from $438.4 million at December 31, 2005 to $451.7 million at September 30, 2006, an increase of 3.1%.

Net loans receivable (excluding loans held for sale) increased $18.2 million from $322.5 million at December 31, 2005 to $340.7 million at September 30, 2006. Installment loans increased $9.7 million during the period while commercial and residential mortgages increased $4.7 million and $2.1 million, respectively. Adjustable rate loans increased $7.1 million during the period.

Securities available for sale decreased $6.6 million from $75.7 million at December 31, 2005 to $69.1 million at September 30, 2006. Maturities and principal repayments of these securities totaled $8.1 million and $3.0 million, respectively, during the period. Purchases of $4.4 million of securities classified as available for sale were also made during the period.

Investment securities held-to-maturity decreased $70,000 during the period primarily due to maturities of $35,000 and principal repayments of $34,000.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $14.7 million at December 31, 2005 to $15.2 million at September 30, 2006. Interest bearing deposits with banks increased $3.2 million during the period while cash and due from banks decreased $3.1 million.

Total deposits increased 2.0% from $317.3 million at December 31, 2005 to $323.6 million at September 30, 2006. Time deposits increased $10.4 million during the period as customers took advantage of increased market rates by moving funds into certificates of deposit. Interest-bearing checking and savings accounts decreased $3.9 million primarily due to a local municipality withdrawing $5.0 million from a money market account held at the bank.

Federal Home Loan Bank borrowings decreased from $65.9 million at December 31, 2005 to $61.9 million at September 30, 2006. New advances of $30.0 million were offset by principal repayments of $34.0 million.

Retail repurchase agreements increased from $10.7 million at December 31, 2005 to $19.7 million at September 30, 2006. This increase was primarily due to the Bank’s successful efforts to acquire local municipal funds which are held in retail repurchase accounts due to sweep agreements.

Total stockholders’ equity increased from $42.0 million at December 31, 2005 to $43.5 million at September 30, 2006. This increase was primarily the result of retained net income of $1.4 million.

Results of Operations

Net Income for the nine-month periods ended September 30, 2006 and 2005.     Net income was $2.7 million ($0.96 per share diluted) for the nine months ended September 30, 2006 compared to $2.7 million ($0.95 per share diluted) for the nine months ended September 30, 2005. The earnings per share figures for 2005 have been restated to reflect the ten percent (10%) stock dividend the Company declared on June 19, 2006. The Company experienced increases in net interest income after the provision for loan losses and noninterest income offset by an increase in noninterest expenses.

Net Income for the three-month periods ended September 30, 2006 and 2005.    Net income was $852,000 ($0.30 per share diluted) for the three months ended September 30, 2006 compared to $975,000 ($0.34 per share diluted) for the same period in 2005. Again, the earnings per share figure for 2005 reflects the stock dividend discussed above. A decrease in net interest income after the provision for loan losses and an increase in noninterest expense were partially offset by an increase in noninterest income.

Net interest income for the nine-month periods ended September 30, 2006 and 2005.     Net interest income increased $255,000 to $10.2 million in 2006 compared to $9.9 million in 2005.

Total interest income increased $1.9 million during the nine months ended September 30, 2006 compared to the same period in 2005. The average balance of interest-earning assets and their tax-equivalent yield increased from $402.4 million and 5.89% in 2005 to $415.5 million and 6.34% in 2006. This increase in yield is due to the general increase in market interest rates, as well as the increase in loans as a component of the Bank’s earning assets.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense increased $1.6 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The average balance of interest-bearing liabilities increased from $352.7 million in 2005 to $363.8 million in 2006 while the average rate on these liabilities increased from 2.87% in 2005 to 3.39% in 2006. A major factor behind this increase was the transfer of deposit balances from interest-bearing checking and money market accounts to higher costing certificates of deposits. As a result, the Bank’s tax-equivalent interest rate spread decreased from 3.02% during the first nine months of 2005 to 2.95% for the same period in 2006.

Net interest income for the three-month periods ended September 30, 2006 and 2005.    Net interest income decreased from $3.4 million for the three months ended September 30, 2005 to $3.3 million for the same period in 2006 primarily due to the increased cost of funds.

Total interest income increased $589,000 for the three months ended September 30, 2006 compared to the same period in 2005. This increase was caused by increases in the average balance of interest-earning assets and in the tax-equivalent yield on those assets. For the quarter ended September 30, 2005, the average balance totaled $405.3 million and the tax-equivalent yield was 6.05%, and increased during the same period in 2006 to $419.9 million and 6.44%, respectively.

Total interest expense increased $686,000 for the three months ended September 30, 2006 compared to the same period in 2005. While the average balance of interest-bearing liabilities increased from $356.1 million in 2005 to $367.6 million in 2006, the average cost of these liabilities increased from 2.99% in 2005 to 3.65% in 2006. A primary factor in this increase was an increase in money market rates which caused an immediate increase to the entire money market portfolio. As a result, the tax-equivalent interest rate spread decreased from 3.06% in the three-month period ended September 30, 2005 to 2.79% during the same period in 2006.

Provision for loan losses.    The provision for loan losses was $215,000 for the three-month period ended September 30, 2006 as compared to $150,000 for the same period in 2005. Net charge offs amounted to $242,000 and $85,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The provision for loan losses was $585,000 for the nine-month period ended September 30, 2006 as compared to $463,000 for the same period in 2005. During the nine-month period ended September 30, 2006, gross loans receivable increased $18.4 million while net charge offs amounted to $427,000. Net charge offs totaled $767,000 for the nine-month period ended September 30, 2005. As stated earlier in this report, installment loans increased $9.7 million during the nine-month period ended September 30, 2006, while commercial and residential mortgages increased $4.7 million and $2.1 million, respectively. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses due to growth in the loan portfolio.

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

The allowance for loan losses was $2.3 million at September 30, 2006 compared to $2.1 million at December 31, 2005. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2006, nonperforming loans amounted to $4.0 million compared to $3.2 million at December 31, 2005. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages in the amount of $899,000, consumer loans of $103,000, commercial mortgages amounting to $89,000, and commercial loans of $74,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2006, nonaccrual loans amounted to $2.8 million compared to $1.9 million at December 31, 2005. Of the nonaccrual loans at September 30, 2006, $2.2 million were secured by commercial mortgages and the remainder by residential mortgages.

Noninterest income for the nine-month periods ended September 30, 2006 and 2005.    Noninterest income increased 4.8% to $2.4 million for the nine months ended September 30, 2006 compared to $2.3 million for the nine months ended September 30, 2005. Service charges on deposit accounts increased $194,000 when comparing the two periods which was offset by decreases in mortgage brokerage fees and commission income of $63,000 and $44,000, respectively.

Noninterest income for the three-month periods ended September 30, 2006 and 2005.    Noninterest income for the quarter ended September 30, 2006 increased to $830,000 compared to $727,000 for the quarter ended September 30, 2005. Gains on the sale of mortgage loans and service charges on deposit accounts increased $90,000 and $68,000, respectively.

Noninterest expense for the nine-month periods ended September 30, 2006 and 2005.    Noninterest expense increased 3.4% to $7.9 million for the nine months ended September 30, 2006 compared to the same period in 2005. The majority of that increase was in compensation and benefit expenses, which increased $228,000 when comparing the two periods. This was due to an increase in lending personnel, as well as normal salary and benefit increases.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Data processing expenses decreased $92,000 during the nine months ended September 30, 2006 as compared to the same period in 2005 due to decreases in equipment depreciation and lower fees associated with electronic banking.

Noninterest expense for the three-month periods ended September 30, 2006 and 2005.    Noninterest expense for the quarter ended September 30, 2006 increased 7.3% to $2.6 million compared to $2.5 million for the quarter ended September 30, 2005. This increase was primarily due to an increase in compensation and benefits.

Income tax expense.    Income tax expense for the nine-month period ended September 30, 2006 was $1.3 million, compared to $1.4 million for the same period in 2005. The effective tax rate decreased from 33.8% in 2005 to 33.1% in 2006. Income tax expense for the three-month period ended September 30, 2006 was $402,000, compared to $518,000 for the same quarter in 2005. The effective tax rate was 34.7% for the third quarter in 2005 compared to 32.1% for the same period in 2006. The decrease in the tax rate for 2006 was due to the increased investment of municipal securities at the Nevada investment subsidiary during 2006.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2006, the Bank had cash and cash equivalents of $15.2 million and securities available-for-sale with a fair value of $69.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of September 30, 2006, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.4%, 8.4% and 13.5%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2006, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2005 and June 30, 2006, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of September 30, 2006 is unavailable for inclusion in this report.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2005
	Net Portfolio Value			Net Portfolio Value as a
	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
Change In Rates				NPV Ratio	Change
	(Dollars in thousands)
300bp	$39,849	$(12,408)	(24)%	9.33%	(230)bp
200bp	44,647	(7,610)	(15)	10.27	(136)bp
100bp	49,055	(3,202)	(6)	11.09	(54)bp
Static	52,257	—	—	11.63	—bp
(100)bp	52,955	698	1	11.66	3 bp
(200)bp	50,286	(1,971)	(4)	11.03	(60)bp

	At June 30, 2006
	Net Portfolio Value			Net Portfolio Value as a
	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
Change In Rates				NPV Ratio	Change
	(Dollars in thousands)
300bp	$36,066	$(16,630)	(32)%	8.37%	(320)bp
200bp	41,707	(10,989)	(21)	9.50	(207)bp
100bp	47,557	(5,139)	(10)	10.63	(94)bp
Static	52,696	—	—	11.57	—bp
(100)bp	56,243	3,547	7	12.16	59 bp
(200)bp	56,904	4,208	8	12.18	61 bp

The preceding table presenting the Bank’s NPV at June 30, 2006 indicates that in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The expected decrease in the Bank’s NPV in a rising rate environment is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At September 30, 2006, approximately 66% of the Bank’s loan portfolio consisted of fixed-rate loans.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2006	—	$—	—	78,228
August 1 through August 31, 2006	29	$18.30	29	78,199
September 1 through September 30, 2006	—	—	—	78,199
Total	29	$18.30	29	78,199

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

FIRST CAPITAL, INC. (Registrant)

Dated	November 13, 2006	BY:	/s/ William W. Harrod
William W. Harrod President and CEO

Dated	November 13, 2006	BY:	/s/ Michael C. Frederick
Michael C. Frederick Senior Vice President and Treasurer