Form 10-K
period 2006-12-31
FIRST CAPITAL INC
filed 2007-03-28
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25023

FIRST CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2056949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Federal Drive, N.W., Corydon, Indiana	47112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 738-2198

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $47.9 million, based upon the average bid and asked price of $18.39 as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 8, 2007 was 2,840,275.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report of Stockholders and of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

General

First Capital, Inc. (also referred to as the “Company” or “First Capital”) was incorporated under Indiana law in September 1998. The Company was organized for the purpose of becoming the holding company for First Federal Bank, A Federal Savings Bank (also referred to as the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (“MHC”), from a federal mutual holding company to a stock holding company. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger. On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana. The acquisition expanded the Company’s presence in the New Albany and Floyd County, Indiana market area and expanded the banking services provided to the existing customers of Hometown.

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

The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are federally insured by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company’s website,

www.firstharrison.com, as soon as practicable after the Company electronically files such material, or furnishes it to, the Securities and Exchange Commission. The contents of the Company’s website shall not be incorporated by reference into this Form 10-K or into any reports the Company files with or furnishes to the Securities and Exchange Commission.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$173,806	50.86%	$178,329	53.93%	$179,816	55.10%	$176,569	55.77%	$145,467	65.79%
Land	12,581	3.68	7,772	2.35	6,696	2.05	7,771	2.45	4,821	2.18
Commercial real estate	48,520	14.20	38,896	11.76	38,654	11.84	42,936	13.56	16,760	7.58
Residential construction(2)	17,435	5.10	19,513	5.90	23,215	7.11	25,077	7.92	9,783	4.42

Total mortgage loans	252,342	73.84	244,510	73.94	248,381	76.10	252,353	79.70	176,831	79.97

Consumer Loans:
Home equity and second mortgage loans	39,483	11.55	36,951	11.18	35,385	10.84	27,656	8.73	18,640	8.43
Automobile loans	15,637	4.57	14,526	4.39	13,726	4.20	12,863	4.06	9,598	4.34
Loans secured by savings accounts	2,263	0.66	1,950	0.59	1,611	0.49	1,248	0.39	1,249	0.56
Unsecured loans	2,895	0.85	2,932	0.89	2,307	0.71	1,855	0.59	1,193	0.54
Other(3)	4,406	1.29	5,142	1.56	4,154	1.27	4,543	1.43	4,176	1.89

Total consumer loans	64,684	18.92	61,501	18.61	57,183	17.51	48,165	15.20	34,856	15.76

Commercial business loans	24,730	7.24	24,626	7.45	20,866	6.39	16,162	5.10	9,440	4.27

Total gross loans	341,756	100.00%	330,637	100.00%	326,430	100.00%	316,680	100.00%	221,127	100.00%

Less:
Due to borrowers on loans in process	6,029		6,197		6,933		10,085		3,887
Deferred loan fees net of direct costs	(168)		(117)		(67)		(38)		26
Allowance for loan losses	2,320		2,104		2,478		2,433		1,218

Total loans, net	$333,575		$322,453		$317,086		$304,200		$215,996

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

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

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. During 2005, the Bank hired a mortgage banking manager, charged with hiring more mortgage originators and increasing the Bank’s secondary market business in Southern Indiana. For the year ended December 31, 2006, the Bank originated and funded $24.5 million of residential mortgage loans for sale in the secondary market. The Bank also originated $4.9 million of residential mortgage loans as an agent for a third-party mortgage company. The third-party mortgage company funded such originations and the Bank received a fee for each loan funded by the third party mortgage company. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

ARM loans originated have interest rates that adjust at regular intervals of one year, with 2.0% annual and 6.0% lifetime caps, and at intervals of five years with 1.5% per adjustment period and 6.0% lifetime caps, based upon changes in the prevailing interest rates on United States Treasury Bills. The Bank may occasionally use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to 2.0% (upward or downward) per adjustment period and generally contains minimum and maximum interest rates. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

The Bank originates speculative construction loans to a limited number of builders that are operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2006, speculative construction loans, for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $5.2 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $29.7 million at December 31, 2006, of which $17.6 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. All sales contracts are presented to the Bank on a 50% recourse basis, with the dealership responsible for the sale and disposition of any repossessed equipment. During the year ended December 31, 2006, the Bank granted approximately $826,000 of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.9 million at December 31, 2006. At December 31, 2006, 5 loans were delinquent 30 days or more with an aggregate outstanding balance of $48,000.

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

Home equity and second mortgage loans are originated at either fixed or adjustable rates of interest for terms of five to ten years. The loan-to-value ratio on such loans is limited to 95%, taking into account the outstanding balance on the first mortgage loan.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$9,882	$19,562	$16,351	$41,199	$30,244	$56,568	$173,806
Commercial real estate and land loans	13,003	13,868	10,283	8,676	8,477	6,794	61,101
Residential construction(1)	17,435	—	—	—	—	—	17,435
Consumer loans	15,659	22,470	23,097	2,913	285	260	64,684
Commercial business	12,541	6,724	2,753	1,672	656	384	24,730

Total gross loans	$68,520	$62,624	$52,484	$54,460	$39,662	$64,006	$341,756

(1)	Includes construction loans for which the Bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.

The following table sets forth the dollar amount of all loans due after December 31, 2007, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$121,485	$42,439
Commercial real estate and land loans	18,252	29,846
Residential construction	—	—
Consumer loans	27,505	21,520
Commercial business	8,917	3,272

Total gross loans	$176,159	$97,077

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $12.9 million at December 31, 2006.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2006, the Bank had outstanding letters of credit of $4.1 million.

Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees or discount “points.” Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. On residential construction loans, the Bank usually charges one point. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $168,000 of net deferred loan costs at December 31, 2006.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2006, the Bank had commitments to originate $1.7 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

The Bank also serves as an agent for a third-party mortgage company. In this role, the Bank accepts and processes mortgage loan applications and performs other loan origination activities, except funding, on behalf of the third-party mortgage company. The third-party mortgage company funds such loans and the Bank receives a fee for each loan funded. The fee is typically 1.5% to 2.0% of the loan principal amount.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated. At each date shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$797	$792	$882	$964	$494
Commercial real estate	2,192	805	485	1,056	36
Commercial business	48	92	525	569	—
Consumer	208	217	183	48	77

Total	3,245	1,906	2,075	2,637	607

Loans past due 90 days on accrual status:
Residential real estate	776	663	706	1,825	385
Commercial real estate	—	409	671	575	228
Commercial business	144	48	70	78	8
Consumer	205	173	38	188	151

Total	1,125	1,293	1,485	2,666	772

Foreclosed real estate, net	941	749	442	225	102

Total nonperforming assets	$5,311	$3,948	$4,002	$5,528	$1,481

Total loans delinquent 90 days or more to net loans	1.31%	0.99%	1.12%	1.74%	0.64%

Total loans delinquent 90 days or more to total assets	0.96%	0.73%	0.84%	1.30%	0.45%

Total nonperforming assets to total assets	1.16%	0.90%	0.94%	1.35%	0.48%

The increase in nonperforming assets during 2003 is primarily the result of $3.3 million in impaired loans that were acquired in the Hometown merger.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $132,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2006.

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

At December 31, 2006, 2005 and 2004, the aggregate amounts of the Bank’s classified assets at those dates were as follows:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	42	151	1,135
Substandard	4,741	4,158	2,807
Special mention	4,421	2,692	2,679

Loans classified as impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Impaired loans with related allowance	$1,657	$2,415	$2,046
Impaired loans with no allowance	2,713	784	1,514

Total impaired loans	$4,370	$3,199	$3,560

Allowance for loan losses:
Related to impaired loans	516	290	820
Related to other loans	1,804	1,814	1,658

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2006, the Bank had foreclosed real estate totaling $941,000.

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

The allowance for loan losses was $2.3 million at December 31, 2006, $2.1 million at December 31, 2005 and $2.5 million at December 31, 2004. Management has deemed these amounts as adequate on those dates based on its evaluation methodology. At December 31, 2006, nonperforming loans totaled $4.4 million or 0.96% of total assets. Included in nonperforming loans are loans over 90 days past due secured by one- to-four family residential real estate in the amount of $776,000, commercial business loans totaling $144,000 and consumer loans in the amount of $205,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$2,104	$2,478	$2,433	$1,218	$1,103
Provision for loan losses	810	563	510	725	305

	2,914	3,041	2,943	1,943	1,408

Allowance for loan losses on loans acquired in the Hometown merger	—	—	—	1,065	—
Recoveries:
Residential real estate	14	—	—	4	—
Commercial real estate	—	—	—	—	—
Commercial business	4	—	—	3	22
Consumer	92	124	56	45	35

Total recoveries	110	124	56	52	57

Charge-offs:
Residential real estate	87	182	129	172	78
Commercial real estate	57	114	162	6	—
Commercial business	115	459	20	55	2
Consumer	445	306	210	394	167

Total charge-offs	704	1,061	521	627	247

Net (charge-offs) recoveries	(594)	(937)	(465)	(575)	(190)

Balance at end of period	$2,320	$2,104	$2,478	$2,433	$1,218

Ratio of allowance to total loans outstanding at the end of the period	0.68%	0.64%	0.76%	0.77%	0.55%

Ratio of net charge-offs to average loans outstanding during the period	0.18%	0.29%	0.15%	0.21%	0.09%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$539	55.96%	$474	59.83%	$446	62.21%	$673	63.69%	$375	70.21%
Commercial real estate and land loans	697	17.88	373	14.11	455	13.89	464	16.01	18	9.76
Commercial business	209	7.24	496	7.45	827	6.39	576	5.10	297	4.27
Consumer	875	18.92	761	18.61	750	17.51	720	15.20	528	15.76
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,320	100.00%	$2,104	100.00%	$2,478	100.00%	$2,433	100.00%	$1,218	100.00%

(1)	Includes residential construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio, securities with a book value of $139,000 have adjustable rates as of December 31, 2006.

At December 31, 2006, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2006				2005				2004
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Municipal:
Due in one year or less	$42	$40	0.06%	9.76%	$39	$37	0.05%	9.44%	$38	$37	0.05%	9.17%
Due after one year through five years	191	183	0.25	9.74	186	179	0.23	9.45	188	180	0.27	9.16
Due after five years through ten years	137	128	0.17	8.14	77	75	0.10	8.19	101	99	0.15	7.38
Due after ten years	784	705	0.96	8.02	892	800	1.02	8.33	883	800	1.21	8.33

Mortgage-backed securities(3)	60	62	0.08	4.28	99	103	0.13	3.45	139	142	0.21	3.71

	$1,214	$1,118	1.52%		$1,293	$1,194	1.53%		$1,349	$1,258	1.89%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$6,939	$6,981	9.51%	3.90%	$3,471	$3,489	4.47%	3.86%	$2,022	$2,011	3.03%	3.85%
Due after one year through five years	24,541	24,955	34.01	3.98	33,842	34,509	44.17	3.99	25,999	26,055	39.25	3.91
Due after five years through ten years	—	—	—	—	—	—	—	—	1,473	1,501	2.26	3.36
Due after ten years through fifteen years	952	1,000	1.36	5.55	933	1,000	1.28	5.39	946	1,000	1.51	5.26

Mortgage-backed securities (3)	19,663	20,045	27.31	4.45	17,643	18,107	23.17	4.00	17,939	18,064	27.21	3.71

Municipal:
Due in one year or less	916	915	1.25	6.30	568	565	0.72	7.11	115	115	0.17	6.82
Due after one year through five years	6,374	6,414	8.74	5.59	6,218	6,233	7.98	5.19	3,970	3,857	5.81	6.05
Due after five years through ten years	5,344	5,339	7.27	6.48	5,585	5,547	7.10	5.60	8,483	8,335	12.55	6.13
Due after ten years	5,178	5,153	7.02	6.70	3,627	3,621	4.64	5.72	2,894	2,852	4.30	7.22

Corporate notes:
Due in one year or less	—	—	—	N/A	2,450	2,453	3.14	3.49	—	—	—	—

Equity securities:
Mutual funds	1,455	1,478	2.01	N/A	1,384	1,404	1.80	N/A	1,351	1,342	2.02	N/A

	$71,362	$72,280	98.48%		$75,721	$76,928	98.47%		$65,192	$65,132	98.11%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2006.

Maturity Period	Amount at December 31, 2006
(Dollars in thousands)
Three months or less	$10,749
Over three through six months	7,970
Over six through 12 months	13,868
Over 12 months	17,769

Total	$50,356

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2006			2005			2004
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest- bearing demand	$36,218	10.94%	$1,108	$35,111	11.07%	$1,310	$33,801	10.68%	$3,266
NOW accounts	52,388	15.82	(2,169)	54,556	17.20	(4,824)	59,380	18.77	14,652
Savings accounts	30,085	9.09	(2,112)	32,197	10.15	(3,803)	36,000	11.38	4,563
Money market accounts	40,522	12.24	2,975	37,547	11.83	5,068	32,479	10.26	(3,645)
Fixed rate time deposits which mature:
Within one year	100,348	30.29	34,542	65,806	20.74	4,007	61,799	19.53	(19,659)
After one year, but within three years	52,953	15.99	(12,650)	65,603	20.68	(2,798)	68,401	21.61	17,518
After three years, but within five years	17,882	5.40	(7,502)	25,384	8.00	1,765	23,619	7.46	(2,550)
After five years	682	0.21	(242)	924	0.29	64	860	0.27	(186)
Club accounts	65	0.02	(71)	136	0.04	13	123	0.04	35

Total	$331,143	100.00%	$13,879	$317,264	100.00%	$802	$316,462	100.00%	$13,994

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2006.

	Amount Due				Total	Percent of Total
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(Dollars in thousands)
1.00% — 1.99%	$5,355	$816	$196	$—	$6,367	3.70%
2.00% — 2.99%	3,753	3,403	145	—	7,301	4.25
3.00% — 3.99%	15,863	14,738	818	327	31,746	18.47
4.00% — 4.99%	36,768	22,855	13,317	193	73,133	42.56
5.00% — 5.99%	38,406	10,903	3,391	162	52,862	30.76
6.00% — 6.99%	185	235	—	—	420	0.24
7.00% — 7.99%	18	3	—	—	21	0.01
8.00% — 8.99%	—	—	15	—	15	0.01

Total	$100,348	$52,953	$17,882	$682	$171,865	100.00%

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum balance at any month end	$62,211	$65,947	$67,488

Average balance	58,562	61,535	63,122

Period end balance	59,461	65,947	65,099

Weighted average interest rate:
At end of period	4.88%	4.71%	4.84%

During the period	4.92%	4.94%	5.07%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum balance at any month end	$24,346	$13,276	$697

Average balance	16,821	7,986	296

Period end balance	19,228	10,704	640

Weighted average interest rate:

At end of period	5.38%	4.05%	1.99%

During the period	5.00%	3.42%	1.36%

Subsidiary Activities

As of December 31, 2006, the Bank was the Company’s only subsidiary. The Bank is wholly owned by the Company.

In December 2006, the Bank sold its property and casualty insurance business. However, the Bank, through its business arrangement with Great American Advisors, continues to offer non FDIC insured investments to compliment the Bank’s offering of traditional banking products and services. During 2005, the Bank organized three wholly-owned subsidiaries to manage a portion of the investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio.

Personnel

As of December 31, 2006, the Bank had 121 full-time employees and 26 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Institution Regulation - QTL Test.” The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings institution after May 4, 1999 unless the company engages only in the financial activities permitted for financial holding companies under law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specified that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

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

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in control of the Company. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

At December 31, 2006, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2006.

				Capital
	Actual Capital	Required Capital	Excess (Deficiency) Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$35,922	$6,781	$29,141	7.95%	1.50%

Tier 1 leverage ratio	35,922	18,082	17,840	7.95	4.00

Tier 1 capital risk-based ratio	35,922	17,146	18,776	12.57	6.00

Total capital risk-based ratio	37,578	22,862	14,716	13.15	8.00

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $198,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2006, the Bank maintained 82.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The OTS assessments paid by the Bank for the fiscal year ended December 31, 2006 totaled $104,578.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $3.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

Indiana Taxation

Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. During 2006, the Bank’s Indiana state income tax returns for the years 2003 through 2005 were audited, with no changes made.

ITEM 1A.	RISK FACTORS

Above average interest rate risk associated with fixed-rate loans

At December 31, 2006, approximately 38.0% of the Bank’s assets consisted of residential mortgage loans held for investment. Such loans represented 50.9% of the total loan portfolio at that date. While generally considered to involve less risk than other types of lending, such as commercial mortgage loans, commercial business loans and consumer loans, residential mortgage loans provide relatively lower yields. The Bank’s loan portfolio also includes a significant amount of loans with fixed rates of interest. At December 31, 2006, $216.6 million, or 63.4%, of the Bank’s total loans receivable had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike

ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

Commercial business lending risks

At December 31, 2006, the Bank’s commercial business loan portfolio amounted to $24.7 million, or 7.2% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than one- to four-family mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending risks

At December 31, 2006, the Bank’s commercial real estate loan portfolio amounted to $48.5 million, or 14.2% of total loans. Commercial real estate lending is inherently riskier than one- to-four family mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

A downturn in the local economy or a decline in real estate values could hurt the Company’s profits.

Nearly all of the Bank’s loans are secured by real estate or made to businesses in our primary market area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profit. In recent years, there has been a significant increase in real estate values in our market area. As a result of rising home prices, the Bank’s loans have been well collateralized. A decline in real estate values could cause some of the Bank’s mortgages to become inadequately collateralized, which would expose the Company to a greater risk of loss.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2006.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$2,205	Owned		12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	10	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	783	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,058	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	253	Owned		2,484

1058 North Luther Road Georgetown, Indiana 47122	1995	89	Leased	(3)	1,800

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	121	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	850	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,450	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	631	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,428	Owned		4,090

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires April 2010.
(3)	Lease expires November 2010.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2006, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for First Capital’s common equity and related stockholder matters is incorporated herein by reference to First Capital’s 2006 Annual Report to Stockholders at “Corporate Information.”

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2006	3,161	$18.39	3,161	75,038
November 1 through November 30, 2006	1,875	18.50	1,875	73,163
December 1 through December 31, 2006	25	18.55	25	73,138
Total	5,061	$18.43	5,061	73,138

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on First Capital common stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL Midwest Thrift Index. Total return assumes the reinvestment of all dividends. The graph assumes $100 was invested at the close of business on December 31, 2001.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Capital, Inc.	$100.00	$145.56	$154.35	$158.56	$139.77	$165.27
NASDAQ Composite Index	100.00	68.76	103.67	113.16	115.57	127.58
SNL Midwest Thrift Index	100.00	128.91	179.09	197.78	193.27	219.35

The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section captioned “Selected Financial and Other Data” in the 2006 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Capital’s 2006 Annual Report to Stockholders in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference to the Company’s Audited Financial Statements and the notes thereto found in First Capital’s 2006 Annual Report to Stockholders.

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

The information relating to the directors of First Capital, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to First Capital’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	39	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	54	Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas	50	Senior Vice President - Lending

(1)	As of December 31, 2006.

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

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to First Capital’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	106,152	$14.70	54,971
Equity compensation plans not approved by security holders	—	—	—

Total	106,152	$14.70	54,971

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to First Capital’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to First Capital’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (2)

3.2	Third Amended and Restated Bylaws of First Capital, Inc. (8)

10.1	*Employment Agreement with James G. Pendleton (3)

10.2	*Employment Agreement with Samuel E. Uhl (4)

10.3	*Employment Agreement with M. Chris Frederick (4)

10.4	*Employment Agreement with Joel E. Voyles (4)

10.5	*Employee Severance Compensation Plan (3)

10.6	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.7	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.8	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.9	*Employment Agreement with William W. Harrod (4)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Exhibit 13 to this Form 10-K)

13.0	Annual Report to Stockholders

14.0	Code of Ethics and Business Conduct (7)

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

(7)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by reference to the Current Report on Form 8-K for the year ended January 22, 2007.

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

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director (principal executive officer)	March 23, 2007
William W. Harrod

Chairman
J. Gordon Pendleton

/s/ Michael C. Frederick	Chief Financial Officer and Treasurer (principal accounting and financial officer)	March 23, 2007
Michael C. Frederick

/s/ Samuel E. Uhl	Director	March 23, 2007
Samuel E. Uhl

Director
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 23, 2007
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 23, 2007
Kenneth R. Saulman

Director
John W. Buschemeyer

/s/ Gerald L. Uhl	Director	March 23, 2007
Gerald L. Uhl

/s/ James S. Burden	Director	March 23, 2007
James S. Burden

/s/ James E. Nett	Director	March 23, 2007
James E. Nett

Director
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 23, 2007
Kathryn W. Ernstberger