Form 10-Q
period 2007-03-31
FIRST CAPITAL INC
filed 2007-05-15
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,838,295 shares of common stock were outstanding as of April 30, 2007.

FIRST CAPITAL, INC.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$7,945	$14,002
Interest bearing deposits with banks	12,715	10,155
Fed funds sold	536	311

Total cash and cash equivalents	21,196	24,468

Securities available for sale, at fair value	74,599	71,362
Securities-held to maturity	1,105	1,118
Loans, net	328,159	333,575
Loans held for sale	1,259	2,275
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	695	941
Premises and equipment	9,299	9,224
Accrued interest receivable	2,312	2,497
Cash value of life insurance	1,361	1,349
Goodwill	5,386	5,386
Core deposit intangibles	372	390
Other assets	1,221	969

Total Assets	$450,515	$457,105

LIABILITIES
Deposits:
Noninterest-bearing	$37,581	$36,218
Interest-bearing	292,442	294,925

Total Deposits	330,023	331,143

Retail repurchase agreements	16,337	19,228
Advances from Federal Home Loan Bank	56,436	59,461
Accrued interest payable	1,822	1,863
Accrued expenses and other liabilities	1,482	1,321

Total Liabilities	406,100	413,016

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,115,465 shares (3,113,705 shares in 2006)	31	31
Additional paid-in capital	23,694	23,647
Retained earnings-substantially restricted	27,051	26,783
Unearned ESOP shares	(183)	(203)
Accumulated other comprehensive income	(494)	(581)
Less treasury stock, at cost—277,170 shares (271,881 shares in 2006)	(5,684)	(5,588)

Total Stockholders’ Equity	44,415	44,089

Total Liabilities and Stockholders’ Equity	$450,515	$457,105

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,761	$5,436
Securities:
Taxable	584	596
Tax-exempt	190	169
Federal Home Loan Bank dividends	45	46
Fed funds sold and interest bearing deposits with banks	184	44

Total interest income	6,764	6,291

INTEREST EXPENSE
Deposits	2,514	2,018
Retail repurchase agreements	221	137
Advances from Federal Home Loan Bank	710	708

Total interest expense	3,445	2,863

Net interest income	3,319	3,428
Provision for loan losses	225	170

Net interest income after provision for loan losses	3,094	3,258

NONINTEREST INCOME
Service charges on deposit accounts	567	545
Commission income	48	86
Gain on sale of mortgage loans	147	50
Mortgage brokerage fees	16	31
Other income	25	25

Total noninterest income	803	737

NONINTEREST EXPENSE
Compensation and benefits	1,625	1,500
Occupancy and equipment	305	280
Data processing	169	161
Professional fees	105	109
Advertising	75	85
Other operating expenses	512	448

Total noninterest expense	2,791	2,583

Income before income taxes	1,106	1,412
Income tax expense	357	478

Net Income	749	934

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	87	(128)
Less: reclassification adjustment	—	—

Other comprehensive income (loss)	87	(128)

Comprehensive Income	$836	$806

Net income per common share, basic	$0.27	$0.33

Net income per common share, diluted	$0.26	$0.33

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$749	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	4	11
Depreciation and amortization expense	178	184
Deferred income taxes	(103)	(71)
ESOP and stock compensation expense	45	46
Increase in cash value of life insurance	(12)	(9)
Provision for loan losses	225	170
Proceeds from sales of mortgage loans	8,411	3,289
Mortgage loans originated for sale	(7,248)	(3,613)
Net gain on sale of mortgage loans	(147)	(50)
Decrease in accrued interest receivable	185	207
Decrease in accrued interest payable	(41)	(40)
Net change in other assets/liabilities	(34)	575

Net Cash Provided By Operating Activities	2,212	1,633

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(8,152)	(2,203)
Proceeds from maturities of securities available for sale	4,008	3,751
Proceeds from maturities of securities held to maturity	8	23
Principal collected on mortgage-backed securities	1,044	794
Net decrease (increase) in loans receivable	5,110	(8,682)
Proceeds from sale of foreclosed real estate	327	229
Purchase of premises and equipment	(235)	(100)

Net Cash Provided By (Used In) Investing Activities	2,110	(6,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,120)	12,752
Net decrease in advances from Federal Home Loan Bank	(3,025)	(8,950)
Net increase (decrease) in retail repurchase agreements	(2,891)	1,580
Exercise of stock options	18	15
Purchase of treasury stock	(96)	(26)
Dividends paid	(480)	(436)

Net Cash Provided By (Used In) Financing Activities	(7,594)	4,935

Net Increase (Decrease) in Cash and Cash Equivalents	(3,272)	380
Cash and cash equivalents at beginning of period	24,468	14,673

Cash and Cash Equivalents at End of Period	$21,196	$15,053

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2006 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$144	$(212)
Income tax (expense) benefit	(57)	84

Net of tax amount	87	(128)
Less: reclassification adjustment for gains included in net income	—	—
Income tax benefit	—	—

Net of tax amount	—	—

Other comprehensive income (loss)	$87	$(128)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2007	2006 *
	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$749	$934

Shares:
Weighted average common shares outstanding	2,823,487	2,820,781

Net income per common share, basic	$0.27	$0.33

Diluted
Earnings:
Net income	$749	$934

Shares:
Weighted average common shares outstanding	2,823,487	2,820,781
Add: Dilutive effect of outstanding options	24,782	24,148
Add: Dilutive effect of restricted stock	32	56

Weighted average common shares outstanding, as adjusted	2,848,301	2,844,985

Net income per common share, diluted	$0.26	$0.33

*	As restated for the stock dividend declared on June 19, 2006.

4.	Stock Option Plan

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s stock option plan was previously accounted for in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no stock-based employee compensation cost was reflected in net income because all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123R using the modified prospective method and, as such, results from prior periods have not been restated. Under the statement’s transition provisions, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the statement.

For each of the quarters ended March 31, 2007 and 2006, the Company recognized compensation expense of $8,000 related to the stock option plan as expense is recognized ratably over the five-year vesting period of the options. At March 31, 2007, there was $70,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash payments for:
Interest	$3,487	$2,903
Taxes	121	66

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	162	—

6.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation are effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company and its subsidiaries file a consolidated federal income tax return and the Company and Bank file a combined unitary return in the state of Indiana. The Company’s federal income tax returns have not been examined in the past five years and the 2004, 2005 and 2006 tax years are subject to federal examination. The Company’s Indiana state income tax returns for the years 2003, 2004 and 2005 were examined, with no changes made. The only tax year subject to state examination is 2006. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during 2007 relative to any tax positions taken after January 1, 2007. The Company believes that its income tax filing positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Therefore, no reserves for uncertain income tax positions have been recorded nor did the Company record a cumulative effect adjustment related to the adoption of Interpretation No. 48.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements under existing accounting pronouncements. The definition of fair value retains the exchange price notion found in earlier definitions of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact the sell or transfer. The statement further emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the statement provides that fair value measurement should be determined based on the assumptions that market participants would use in pricing the assets or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning with the first quarter of 2008. The application of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS No. 159 on January 1, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the potential impact this statement may have on the Company’s financial position and results of operations, but does not believe the impact of adoption will be material.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our financial condition or results of operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2007, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2006.

Financial Condition

Total assets decreased from $457.1 million at December 31, 2006 to $450.5 million at March 31, 2007, a decrease of 1.4%.

Net loans receivable (excluding loans held for sale) decreased $5.4 million from $333.6 million at December 31, 2006 to $328.2 million at March 31, 2007. Residential mortgage loans and installment loans decreased $3.9 million and $1.9 million, respectively. Those decreases were partially offset by a $1.8 million increase in commercial mortgages.

Securities available for sale increased $3.2 million from $71.4 million at December 31, 2006 to $74.6 million at March 31, 2007. Purchases of these securities totaled $8.2 million while maturities and principal repayments were $4.0 million and $1.0 million, respectively.

Investment securities held-to-maturity decreased $13,000 due to maturities of $8,000 and principal repayments of $5,000.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $24.5 million at December 31, 2006 to $21.2 million at March 31, 2007. Cash and due from banks decreased $6.1 million which was partially offset by an increase of $2.6 million in interest bearing deposits with banks.

Total deposits decreased 0.3% from $331.1 million at December 31, 2006 to $330.0 million at March 31, 2007. Noninterest bearing demand deposits increased $1.4 million during the period. Time deposit accounts decreased $4.7 million as the Bank chose to let high cost accounts with no other deposit relationships run-off rather than match competitors’ rates.

Federal Home Loan Bank borrowings decreased from $59.5 million at December 31, 2006 to $56.4 million at March 31, 2007. No new advances were drawn while principal repayments of $3.0 million were made during the period.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $19.2 million at December 31, 2006 to $16.3 million at March 31, 2007, due primarily to the withdrawal of funds by local municipalities.

Total stockholders’ equity increased from $44.1 million at December 31, 2006 to $44.4 million at March 31, 2007. Retained net income of $269,000 and a net unrealized gain of $87,000 on securities available for sale for the quarter ended March 31, 2007 were partially offset by treasury stock repurchases of $96,000.

Results of Operations

Net Income. Net income was $749,000 ($0.26 per share diluted) for the three months ended March 31, 2007 compared to $934,000 ($0.33 per share diluted) for the same period in 2006. The earnings per share figures for 2006 have been restated to reflect the ten percent (10%) stock dividend the Company declared on June 19, 2006. The Company experienced a decrease in net interest income after the provision for loan losses and an increase in noninterest expenses, partially offset by an increase in noninterest income.

Net interest income for the three-month periods ended March 31, 2007 and 2006. Net interest income decreased $109,000 when comparing the two periods.

Total interest income increased $473,000 during the quarter ended March 31, 2007 compared to the same period in 2006. The average balance of interest-earning assets increased from $411.0 million in 2006 to $424.1 million in 2007. The average tax-equivalent yield on these same assets increased from 6.23% in 2006 to 6.48% in 2007 when comparing the two periods. The average tax-equivalent yield on loans increased 0.27% while the securities portfolio yield increased 0.28%. The growth in interest income on loans is due to an increase in interest rates of adjustable rate loans repricing as well as the increase in loans as a component of the Bank’s earning assets. Interest income on deposits held with banks increased $123,000 when comparing the two periods due to an increase of $9.1 million in the average balance of those accounts during the first quarter of 2007 and an increase in the average yield on those deposits from 4.38% in 2006 to 5.11% in 2007.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense increased $582,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The average balance of interest-bearing liabilities increased from $360.6 million in 2006 to $368.9 million in 2007 and the average cost of funds increased from 3.18% in 2006 to 3.74% in 2007. As a result, the tax-equivalent interest rate spread decreased from 3.05% for the first quarter of 2006 to 2.74% for the same period in 2007.

Provision for loan losses. The provision for loan losses was $225,000 for the three-month period ended March 31, 2007 as compared to $170,000 for the same period in 2006. During 2007, gross loans receivable decreased $5.3 million while net charge offs totaled $76,000. As stated earlier in this report, the decrease in loans was primarily due to decreases in residential mortgages and installment loans partially offset by an increase in commercial mortgage loans. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses primarily due to these changes in the loan balances and local economic conditions.

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

The allowance for loan losses was $2.5 million at March 31, 2007 compared to $2.3 million at December 31, 2006. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2007 and December 31, 2006, nonperforming loans amounted to $4.4 million. Included in nonperforming loans are loans over 90 days past due secured by one-to-four family residential real estate in the amount of $1.2 million, commercial loans amounting to $104,000 and consumer loans of $31,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2007, nonaccrual loans amounted to $3.1 million compared to $3.2 million at December 31, 2006.

Noninterest income. Noninterest income increased from $737,000 for the three months ended March 31, 2006 to $803,000 for the three months ended March 31, 2007. Gains on the sale of mortgage loans increased $97,000 when comparing the two periods as the Bank increased its market share in the local secondary residential mortgage market.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense. Noninterest expense increased from $2.6 million for the three month period ended March 31, 2006 to $2.8 million for the same period in 2007. The majority of that increase was in compensation and benefits which increased $125,000 when comparing the two periods, primarily due to normal increases in salaries and benefits. Other operating expenses increased $64,000 for the quarter ended March 31, 2007 compared to the same period in 2006, primarily due to the costs associated with maintaining and selling foreclosed real estate.

Income tax expense. Income tax expense for the three-month period ended March 31, 2007 was $357,000, compared to $478,000 for the same period in 2006. The effective tax rate was 32.3% for 2007 compared to 33.9% for 2006. The decrease in the effective tax rate for 2007 compared to 2006 was primarily the result of an increase in tax exempt income due to an increase in municipal securities held by the Nevada subsidiary in 2007 compared to 2006.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities, FHLB advances and retail repurchase agreements. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2007, the Bank had cash and cash equivalents of $21.2 million and securities available-for-sale with a fair value of $74.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of March 31, 2007, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.3%, 8.3% and 13.5%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2007, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2006 Annual Report to Stockholders, filed as an exhibit to the Form 10-K for the year ended December 31, 2006.

For the three months ended March 31, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Market Risk Analysis” in the Company’s 2006 Annual Report to Stockholders, filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006. Management reviews periodically the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2006.

PART I—ITEM 4

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC.

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such item is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2007	265	$18.46	265	72,873

February 1 through February 28, 2007	2,824	$18.18	2,824	70,049

March 1 through March 31, 2007	2,200	$18.07	2,200	67,849

Total	5,289	$18.15	5,289	67,849

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – (continued)

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

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Third Amended and Restated Bylaws of First Capital, Inc. (6)

10.1	Employment Agreement with James G. Pendleton (3)

10.2	Employment Agreement with Samuel E. Uhl (2)

10.3	Employment Agreement with M. Chris Frederick (2)

10.4	Employment Agreement with Joel E. Voyles (2)

10.5	Employee Severance Compensation Plan (3)

10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.9	Employment Agreement with William W. Harrod (2)

Item 6.	Exhibits – (continued)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on January 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Date May 11, 2007	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Date May 11, 2007	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer