Form 10-Q
period 2007-06-30
FIRST CAPITAL INC
filed 2007-08-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,830,179 shares of common stock were outstanding as of July 31, 2007.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$8,416	$14,002
Interest bearing deposits with banks	2,205	10,155
Federal funds sold	490	311

Total cash and cash equivalents	11,111	24,468

Securities available for sale, at fair value	73,063	71,362
Securities-held to maturity	1,101	1,118
Loans, net	332,075	333,575
Loans held for sale	—	2,275
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	429	941
Premises and equipment	9,363	9,224
Accrued interest receivable	2,394	2,497
Cash value of life insurance	5,011	1,349
Goodwill	5,386	5,386
Core deposit intangibles	353	390
Other assets	1,509	969

Total Assets	$445,346	$457,105

LIABILITIES
Deposits:
Noninterest-bearing	$36,151	$36,218
Interest-bearing	286,701	294,925

Total Deposits	322,852	331,143

Retail repurchase agreements	15,932	19,228
Advances from Federal Home Loan Bank	59,124	59,461
Accrued interest payable	1,942	1,863
Accrued expenses and other liabilities	1,246	1,321

Total Liabilities	401,096	413,016

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,118,661 shares (3,113,705 shares in 2006)	31	31
Additional paid-in capital	23,741	23,647
Retained earnings-substantially restricted	27,442	26,783
Unearned ESOP shares	(162)	(203)
Accumulated other comprehensive income	(916)	(581)
Less treasury stock, at cost - 288,482 shares (271,881 shares in 2006)	(5,886)	(5,588)

Total Stockholders’ Equity	44,250	44,089

Total Liabilities and Stockholders’ Equity	$445,346	$457,105

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,826	$5,663	$11,587	$11,099
Securities:
Taxable	598	568	1,182	1,164
Tax-exempt	207	180	397	349
Federal Home Loan Bank dividends	37	47	82	93
Fed funds sold and interest bearing deposits with banks	79	36	263	80

Total interest income	6,747	6,494	13,511	12,785
INTEREST EXPENSE
Deposits	2,513	2,142	5,027	4,160
Retail repurchase agreements	202	189	423	326
Advances from Federal Home Loan Bank	683	692	1,393	1,400

Total interest expense	3,398	3,023	6,843	5,886
Net interest income	3,349	3,471	6,668	6,899
Provision for loan losses	35	200	260	370

Net interest income after provision for loan losses	3,314	3,271	6,408	6,529
NON-INTEREST INCOME
Service charges on deposit accounts	641	613	1,208	1,158
Commission income	44	84	92	170
Gain on sale of mortgage loans	105	63	252	113
Mortgage brokerage fees	62	35	78	66
Other income	30	13	55	28

Total non-interest income	882	808	1,685	1,535

NON-INTEREST EXPENSE
Compensation and benefits	1,596	1,546	3,221	3,046
Occupancy and equipment	327	297	632	577
Data processing	174	147	343	308
Professional fees	101	90	206	199
Advertising	114	88	189	173
Other operating expenses	595	508	1,107	946

Total non-interest expense	2,907	2,676	5,698	5,249

Income before income taxes	1,289	1,403	2,395	2,815
Income tax expense	420	467	777	945

Net Income	$869	$936	$1,618	$1,870
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding losses arising during the period	(422)	(373)	(335)	(501)
Less: reclassification adjustment	—	—	—	—

Other comprehensive loss	(422)	(373)	(335)	(501)

Comprehensive Income	$447	$563	$1,283	$1,369

Net income per common share, basic	$0.31	$0.33	$0.57	$0.66

Net income per common share, diluted	$0.31	$0.33	$0.57	$0.66

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,618	$1,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	8	17
Depreciation and amortization expense	371	364
Deferred income taxes	(75)	(112)
ESOP and stock compensation expense	90	93
Increase in cash value of life insurance	(37)	(19)
Provision for loan losses	260	370
Proceeds from sales of mortgage loans	14,350	7,314
Mortgage loans originated for sale	(11,823)	(8,283)
Net gain on sale of mortgage loans	(252)	(113)
Decrease in accrued interest receivable	103	47
Increase in accrued interest payable	79	156
Net change in other assets/liabilities	(342)	10

Net Cash Provided By Operating Activities	4,350	1,714

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(9,394)	(4,055)
Proceeds from maturities of securities available for sale	5,008	7,411
Proceeds from maturities of securities held to maturity	8	23
Principal collected on mortgage-backed securities	2,159	1,934
Investment in cash surrender value of life insurance	(3,625)	—
Net decrease (increase) in loans receivable	1,072	(13,412)
Proceeds from sale of foreclosed real estate	680	331
Purchase of premises and equipment	(474)	(171)

Net Cash Used In Investing Activities	(4,566)	(7,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(8,291)	4,985
Net decrease in advances from Federal Home Loan Bank	(337)	(9,898)
Net increase (decrease) in retail repurchase agreements	(3,296)	13,642
Exercise of stock options	40	19
Purchase of treasury stock	(298)	(43)
Dividends paid	(959)	(872)

Net Cash Provided By (Used In) Financing Activities	(13,141)	7,833

Net Increase (Decrease) in Cash and Cash Equivalents	(13,357)	1,608
Cash and cash equivalents at beginning of period	24,468	14,673

Cash and Cash Equivalents at End of Period	$11,111	$16,281

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(699)	$(617)	$(554)	$(830)
Income tax benefit	277	244	219	329

Net of tax amount	(422)	(373)	(335)	(501)
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive loss	$(422)	$(373)	$(335)	$(501)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$869	$936	$1,618	$1,870

Shares:
Weighted average common shares outstanding	2,820,396	2,822,982	2,821,926	2,821,929

Net income per common share, basic	$0.31	$0.33	$0.57	$0.66

Diluted
Earnings:
Net income	$869	$936	$1,618	$1,870

Shares:
Weighted average common shares outstanding	2,820,396	2,822,982	2,821,926	2,821,929
Add: Dilutive effect of outstanding options	23,840	26,990	24,321	27,084
Add: Dilutive effect of restricted stock	—	43	17	62

Weighted average common shares outstanding, as adjusted	2,844,236	2,850,015	2,846,264	2,849,075

Net income per common share, diluted	$0.31	$0.33	$0.57	$0.66

4.	Stock Option Plan

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

For each of the six month periods ended June 30, 2007 and 2006, the Company recognized compensation expense of $16,000 related to its stock option plans as expense is recognized ratably over the five-year vesting period of the options. At June 30, 2007, there was $62,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash payments for:
Interest	$6,764	$5,730
Taxes	1,027	1,117
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	247	248

6.	Recent Accounting Pronouncements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements under existing accounting pronouncements. The definition of fair value retains the exchange price notion found in earlier definitions of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact the sale or transfer. The statement further emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the statement provides that fair value measurement should be determined based on the assumptions that market participants would use in pricing the assets or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company beginning with the first quarter of 2008. The application of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Critical Accounting Policies

During the six months ended June 30, 2007, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2006.

Financial Condition

Total assets decreased from $457.1 million at December 31, 2006 to $445.3 million at June 30, 2007, a decrease of 2.6%.

Net loans receivable (excluding loans held for sale) decreased $1.5 million from $333.6 million at December 31, 2006 to $332.1 million at June 30, 2007. Residential mortgages and commercial business loans decreased $5.1 million and $3.6 million, respectively while commercial mortgage loans and installment loans increased $6.3 million and $1.8 million, respectively.

Securities available for sale increased $1.7 million from $71.4 million at December 31, 2006 to $73.1 million at June 30, 2007. Maturities and principal repayments of these securities totaled $5.0 million and $2.2 million, respectively. Purchases of $9.4 million of securities classified as available for sale were made during the period. Due to increasing market interest rates, the portfolio experienced an unrealized loss in market value of $527,000 during the six months ended June 30, 2007.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

During the quarter ended June 30, 2007, the Bank invested $3.6 million in life insurance contracts on key employees to offset the cost of existing employee benefits and provide for a tax-equivalent yield comparable to alternative investments.

Cash and cash equivalents decreased from $24.5 million at December 31, 2006 to $11.1 million at June 30, 2007. Interest bearing deposits with banks decreased $8.0 million during the period while cash and due from banks decreased $5.6 million. During the period, excess liquidity was used to purchase life insurance contracts and reduce higher cost time deposits and repurchase agreements.

Total deposits decreased 2.5% from $331.1 million at December 31, 2006 to $322.9 million at June 30, 2007. Time deposits decreased $4.9 million during the period as the Bank chose to let high cost accounts with no other deposit relationships run-off rather that match competitors’ rates.

Federal Home Loan Bank borrowings decreased from $59.5 million at December 31, 2006 to $59.1 million at June 30, 2007. New advances of $6.0 million were offset by principal repayments of $6.3 million.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $19.2 million at December 31, 2006 to $15.9 million at June 30, 2007, due primarily to the withdrawal of funds by local municipalities.

Total stockholders’ equity increased from $44.1 million at December 31, 2006 to $44.3 million at June 30, 2007. This increase was primarily the result of retained net income of $659,000 and additional paid-in capital of $135,000 from stock option exercises and employee stock ownership plan compensation, partially offset by a net unrealized loss of $335,000 on securities available for sale and treasury stock repurchases of $298,000.

Results of Operations

Net Income for the six-month periods ended June 30, 2007 and 2006. Net income was $1.6 million ($0.57 per share diluted) for the six months ended June 30, 2007 compared to $1.9 million ($0.66 per share diluted) for the six months ended June 30, 2006. The Company experienced a decrease in net interest income after the provision for loan losses and an increase in noninterest expenses, partially offset by an increase in noninterest income.

Net Income for the three-month periods ended June 30, 2007 and 2006. Net income was $869,000 ($0.31 per share diluted) for the three months ended June 30, 2007 compared to $936,000 ($0.33 per share diluted) for the same period in 2006. An increase in noninterest expenses was partially offset by increases in net interest income after the provision for loan losses and noninterest income.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the six-month periods ended June 30, 2007 and 2006. Net interest income decreased $231,000 to $6.7 million in 2007 compared to $6.9 million in 2006.

Total interest income increased $726,000 during the six months ended June 30, 2007 compared to the same period in 2006. The average balance of interest-earning assets and their tax-equivalent average yield increased from $413.3 million and 6.30% in 2006 to $421.1 million and 6.53% in 2007. This increase in yield is due primarily to the repricing of adjustable rate loans and new loans being made at rates higher than the current portfolio rates.

Total interest expense increased $957,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The average balance of interest-bearing liabilities increased from $361.9 million in 2006 to $365.5 million in 2007 while the average rate paid on these liabilities increased from 3.25% in 2006 to 3.74% in 2007. As a result, the Bank’s tax-equivalent interest rate spread decreased from 3.05% during the first six months of 2006 to 2.79% for the same period in 2007.

Net interest income for the three-month periods ended June 30, 2007 and 2006. Net interest income decreased from $3.5 million for the three months ended June 30, 2006 to $3.3 million for the same period in 2007 primarily due to a decrease in the tax-equivalent interest rate spread.

Total interest income increased $253,000 for the three months ended June 30, 2007 compared to the same period in 2006. This increase was caused primarily by an increase in the tax-equivalent yield of interest-earning assets. For the quarter ended June 30, 2006, those assets had a yield of 6.37%, but increased during the same period in 2007 to 6.57%.

Total interest expense increased $375,000 for the three months ended June 30, 2007 compared to the same period in 2006. The average cost of interest-bearing liabilities increased from 3.33% in 2006 to 3.75% in 2007. As a result, the tax-equivalent interest rate spread decreased from 3.04% in the three-month period ended June 30, 2006 to 2.82% during the same period in 2007.

Provision for loan losses. The provision for loan losses was $35,000 for the three-month period ended June 30, 2007 as compared to $200,000 for the same period in 2006. Net charge offs amounted to $171,000 and $148,000 for the three-month periods ended June 30, 2007 and 2006, respectively. The provision for loan losses was $260,000 for the six-month period ended June 30, 2007 as compared to $370,000 for the same period in 2006. During the six-month period ended June 30, 2006, gross loans receivable decreased $1.5 million while net charge offs amounted to $247,000. Net charge offs totaled $185,000 for the six-month period ended June 30, 2006. As stated earlier in this report, residential mortgages and commercial business loans decreased $5.1 million and $3.6 million, respectively while commercial mortgages increased $6.3 million. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses due to the decrease in the loan portfolio.

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

The allowance for loan losses was $2.3 million at June 30, 2007 and December 31, 2006. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2007, nonperforming loans amounted to $5.0 million compared to $4.4 million at December 31, 2006. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages in the amount of $737,000, commercial mortgages of $237,000, commercial loans amounting to $100,000 and consumer loans of $41,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2007 and December 31, 2006, nonaccrual loans amounted to $3.9 million and $3.2 million, respectively.

Noninterest income for the six-month periods ended June 30, 2007 and 2006. Noninterest income increased to $1.7 million for the six months ended June 30, 2007 from $1.5 million for the six months ended June 30, 2006. Gains on sales of mortgage loans and service charges on deposit accounts increased $139,000 and $50,000, respectively, when comparing the two periods. Commission income decreased $78,000 due to the December 2006 sale of the Bank’s property and casualty insurance business.

Noninterest income for the three-month periods ended June 30, 2007 and 2006. Noninterest income for the quarter ended June 30, 2007 increased to $882,000 compared to $808,000 for the quarter ended June 30, 2006. Gains on sale of mortgage loans increased $42,000 as a result of increased sales volume.

Noninterest expense for the six-month periods ended June 30, 2007 and 2006. Noninterest expense increased to $5.7 million for the six months ended June 30, 2007 compared to $5.2 million for the same period in 2006. Compensation and benefit expenses increased $175,000 when comparing the two periods, primarily due to normal salary and benefit increases. Other operating expenses increased $161,000 for the period ended June 30, 2007 compared to the same period in 2006, primarily due to the costs associated with maintaining and selling foreclosed real estate.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended June 30, 2007 and 2006. Noninterest expense for the quarter ended June 30, 2007 increased to $2.9 million compared to $2.7 million for the quarter ended June 30, 2006. This increase was primarily due to an increase in other operating expenses due to maintaining and selling foreclosed real estate.

Income tax expense. Income tax expense for the six-month period ended June 30, 2007 was $777,000, compared to $945,000 for the same period in 2006. The effective tax rate decreased from 33.6% in 2006 to 32.4% in 2007. Income tax expense for the three-month period ended June 30, 2007 was $420,000, compared to $467,000 for the same quarter in 2006. The effective tax rate was 33.3% for the second quarter in 2006 compared to 32.6% for the same period in 2007. The decrease in the effective tax rates for 2007 compared to 2006 was primarily the result of an increase in tax exempt income due to an increase in municipal securities held in 2007 compared to 2006.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2007, the Bank had cash and cash equivalents of $11.1 million and securities available-for-sale with a fair value of $73.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2007, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.6%, 8.6% and 13.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2007, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a sudden and sustained 100 to 200 basis point decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2006 and March 31, 2007, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of June 30, 2007 is unavailable for inclusion in this report.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2006
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$36,549	$(15,911)	(30)%	8.22%	(301	)bp
200bp	42,490	(9,970)	(19)	9.39	(184	)bp
100bp	48,196	(4,264)	(8)	10.47	(76	)bp
Static	52,460	—	—	11.23	—	bp
(100)bp	54,725	2,265	4	11.58	35	bp
(200)bp	55,166	2,706	5	11.58	35	bp

	At March 31, 2007
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$36,907	$(17,080)	(32)%	8.42%	(328	)bp
200bp	43,280	(10,707)	(20)	9.69	(201	)bp
100bp	49,312	(4,675)	(9)	10.85	(85	)bp
Static	53,987	—	—	11.70	—	bp
(100)bp	56,596	2,609	5	12.12	42	bp
(200)bp	57,251	3,264	6	12.16	46	bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing interest rates, but would be expected to increase in the event of sudden and sustained decrease in rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2007, approximately 64% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the tables.

PART I - ITEM 4

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2007	341	$18.00	341	67,508
May 1 through May 31, 2007	4,575	$17.97	4,575	62,933
June 1 through June 30, 2007	6,396	$17.81	6,396	56,537
Total	11,312	$17.88	11,312	56,537

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

The Annual Meeting of Stockholders of the Company was held on April 18, 2007. There were 2,840,515 shares entitled to vote at the time of the annual meeting. Holders of 2,119,203 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected as directors:

Name	Vote For	Vote Withheld	Term to Expire
Samuel E. Uhl	2,038,085	81,118	2010
Mark D. Shireman	2,033,523	85,679	2010
Michael L. Shireman	2,037,510	81,693	2010
James S. Burden	2,034,891	84,312	2010
James E. Nett	2,039,036	80,167	2010

The terms of directors J. Gordon Pendleton, Dennis L. Huber, Gerald L. Uhl, William W. Harrod, John W. Buschemeyer, Kenneth R. Saulman and Kathryn W. Ernstberger continued after the annual meeting.

2.	The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2007 was ratified by stockholders by the following vote:

For 2,115,311; Against 527; Abstain 3,365

Item 5.	Other Information

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 13, 2007	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 13, 2007	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer