Form 10-Q
period 2007-09-30
FIRST CAPITAL INC
filed 2007-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,809,492 shares of common stock were outstanding as of October 31, 2007.

FIRST CAPITAL, INC.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$11,838	$14,002
Interest bearing deposits with banks	55	10,155
Federal funds sold	342	311

Total cash and cash equivalents	12,235	24,468

Securities available for sale, at fair value	72,268	71,362
Securities-held to maturity	1,053	1,118
Loans, net	332,654	333,575
Loans held for sale	123	2,275
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	809	941
Premises and equipment	9,666	9,224
Accrued interest receivable	2,521	2,497
Cash surrender value of life insurance	5,068	1,349
Goodwill	5,386	5,386
Core deposit intangibles	335	390
Other assets	1,120	969

Total Assets	$446,789	$457,105

LIABILITIES
Deposits:
Noninterest-bearing	$35,846	$36,218
Interest-bearing	288,611	294,925

Total Deposits	324,457	331,143
Retail repurchase agreements	8,566	19,228
Advances from Federal Home Loan Bank	65,494	59,461
Accrued interest payable	1,805	1,863
Accrued expenses and other liabilities	1,349	1,321

Total Liabilities	401,671	413,016

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,118,661 shares (3,113,705 shares in 2006)	31	31
Additional paid-in capital	23,763	23,647
Retained earnings-substantially restricted	27,858	26,783
Unearned ESOP shares	(142)	(203)
Accumulated other comprehensive income	(394)	(581)
Less treasury stock, at cost—295,189 shares (271,881 shares in 2006)	(5,998)	(5,588)

Total Stockholders’ Equity	45,118	44,089

Total Liabilities and Stockholders’ Equity	$446,789	$457,105

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,924	$5,837	$17,511	$16,936
Securities:
Taxable	597	548	1,779	1,712
Tax-exempt	207	181	604	530
Federal Home Loan Bank dividends	39	41	121	134
Federal funds sold and interest bearing deposits with banks	22	28	285	108

Total interest income	6,789	6,635	20,300	19,420

INTEREST EXPENSE
Deposits	2,532	2,339	7,559	6,499
Retail repurchase agreements	125	292	548	618
Advances from Federal Home Loan Bank	799	720	2,192	2,120

Total interest expense	3,456	3,351	10,299	9,237
Net interest income	3,333	3,284	10,001	10,183
Provision for loan losses	118	215	378	585

Net interest income after provision for loan losses	3,215	3,069	9,623	9,598

NON-INTEREST INCOME
Service charges on deposit accounts	662	611	1,870	1,769
Commission income	39	69	131	239
Gain on sale of mortgage loans	106	116	358	229
Mortgage brokerage fees	18	5	96	71
Increase in cash surrender value of life insurance	56	11	93	30
Other income	18	18	73	57

Total non-interest income	899	830	2,621	2,395

NON-INTEREST EXPENSE
Compensation and benefits	1,600	1,535	4,858	4,600
Occupancy and equipment	330	304	962	881
Data processing	175	172	518	478
Professional fees	112	102	318	301
Advertising	93	73	282	246
Other operating expenses	502	459	1,609	1,418

Total non-interest expense	2,812	2,645	8,547	7,924

Income before income taxes	1,302	1,254	3,697	4,069
Income tax expense	409	402	1,186	1,347

Net Income	$893	$852	$2,511	$2,722

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on securities:
Unrealized holding gains arising during the period	522	573	187	72
Less: reclassification adjustment	—	—	—	—

Other comprehensive income	522	573	187	72

Comprehensive Income	$1,415	$1,425	$2,698	$2,794

Net income per common share, basic	$0.32	$0.30	$0.89	$0.96

Net income per common share, diluted	$0.32	$0.30	$0.88	$0.96

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,511	$2,722
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	12	25
Depreciation and amortization expense	561	546
Deferred income taxes	(73)	(133)
ESOP and stock compensation expense	133	138
Increase in cash value of life insurance	(94)	(30)
Provision for loan losses	378	585
Proceeds from sales of mortgage loans	20,907	13,048
Mortgage loans originated for sale	(18,397)	(13,877)
Net gain on sale of mortgage loans	(358)	(229)
(Increase) decrease in accrued interest receivable	(24)	34
Increase (decrease) in accrued interest payable	(58)	159
Net change in other assets/liabilities	(157)	152

Net Cash Provided By Operating Activities	5,341	3,140

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(11,037)	(4,390)
Proceeds from maturities of securities available for sale	7,208	8,056
Proceeds from maturities of securities held to maturity	48	35
Principal collected on mortgage-backed securities	3,226	3,043
Investment in cash surrender value of life insurance	(3,625)	—
Net increase in loans receivable	(5)	(19,559)
Redemption of Federal Home Loan Bank stock	—	140
Proceeds from sale of foreclosed real estate	680	331
Purchase of premises and equipment	(948)	(206)

Net Cash Used In Investing Activities	(4,453)	(12,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,686)	6,364
Net increase (decrease) in advances from Federal Home Loan Bank	6,033	(4,036)
Net increase (decrease) in retail repurchase agreements	(10,662)	9,018
Exercise of stock options	40	19
Purchase of treasury stock	(410)	(44)
Dividends paid	(1,436)	(1,350)

Net Cash Provided By (Used In) Financing Activities	(13,121)	9,971

Net Increase (Decrease) in Cash and Cash Equivalents	(12,233)	561
Cash and cash equivalents at beginning of period	24,468	14,673

Cash and Cash Equivalents at End of Period	$12,235	$15,234

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007, and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$864	$949	$310	$119
Income tax expense	(342)	(376)	(123)	(47)

Net of tax amount	522	573	187	72
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income	$522	$573	$187	$72

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$893	$852	$2,511	$2,722

Shares:
Weighted average common shares outstanding	2,813,043	2,825,249	2,818,922	2,823,034

Net income per common share, basic	$0.32	$0.30	$0.89	$0.96

Diluted
Earnings:
Net income	$893	$852	$2,511	$2,722

Shares:
Weighted average common shares outstanding	2,813,043	2,825,249	2,818,922	2,823,034
Add: Dilutive effect of outstanding options	20,691	25,149	23,224	24,483
Add: Dilutive effect of restricted stock	—	55	11	67

Weighted average common shares outstanding, as adjusted	2,833,734	2,850,453	2,842,157	2,847,584

Net income per common share, diluted	$0.32	$0.30	$0.88	$0.96

4.	Stock Option Plan

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

For each of the nine month periods ended September 30, 2007 and 2006, the Company recognized compensation expense of $24,000 related to its stock option plans as expense is recognized ratably over the five-year vesting period of the options. At September 30, 2007, there was $54,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash payments for:
Interest	$10,357	$9,078
Taxes	1,439	1,596

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	628	761

6.	Recent Accounting Pronouncements

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

Critical Accounting Policies

During the nine months ended September 30, 2007, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2006.

Financial Condition

Total assets decreased from $457.1 million at December 31, 2006 to $446.8 million at September 30, 2007, a decrease of 2.3%.

Net loans receivable (excluding loans held for sale) decreased $921,000 from $333.6 million at December 31, 2006 to $332.7 million at September 30, 2007. Residential mortgages and commercial business loans decreased $10.1 million and $2.0 million, respectively while commercial mortgage loans and installment loans increased $9.2 million and $1.9 million, respectively.

Securities available for sale increased $906,000 from $71.4 million at December 31, 2006 to $72.3 million at September 30, 2007. Maturities and principal repayments of these securities totaled $7.2 million and $3.2 million, respectively. Purchases of $11.0 million of securities classified as available for sale were made during the period.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The cash surrender value of life insurance increased from $1.3 million at December 31, 2006 to $5.1 million at September 30, 2007 primarily due to the Bank investing $3.6 million in life insurance contracts on key employees during the second quarter of 2007 to offset the cost of existing employee benefits and provide for a tax-equivalent yield comparable to alternative investments.

Cash and cash equivalents decreased from $24.5 million at December 31, 2006 to $12.2 million at September 30, 2007. Interest bearing deposits with banks decreased $10.1 million during the period while cash and due from banks decreased $2.2 million. During the period, excess liquidity was used to purchase life insurance contracts and reduce higher cost time deposits and repurchase agreements.

Total deposits decreased 2.0% from $331.1 million at December 31, 2006 to $324.5 million at September 30, 2007. Interest-bearing checking and savings deposits decreased $4.9 million while time deposits decreased $1.3 million during the period. The decrease in interest-bearing checking and savings deposits was a result of normal transaction account fluctuations. The decrease in time deposits occurred as the Bank chose to let high cost accounts with no other deposit relationships run-off rather that match competitors’ rates.

Federal Home Loan Bank borrowings increased from $59.5 million at December 31, 2006 to $65.5 million at September 30, 2007 primarily as a result of replacing overnight borrowings in the form of retail repurchase agreements. New advances of $30.5 million were offset by principal repayments of $24.5 million.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $19.2 million at December 31, 2006 to $8.6 million at September 30, 2007, due primarily to the withdrawal of funds by local municipalities.

Total stockholders’ equity increased from $44.1 million at December 31, 2006 to $45.1 million at September 30, 2007. This increase was primarily the result of retained net income of $1.1 million and a net unrealized gain of $187,000 on securities available for sale, partially offset by treasury stock repurchases of $410,000.

Results of Operations

Net Income for the nine-month periods ended September 30, 2007 and 2006. Net income was $2.5 million ($0.88 per share diluted) for the nine months ended September 30, 2007 compared to $2.7 million ($0.96 per share diluted) for the nine months ended September 30, 2006. An increase in noninterest expenses was partially offset by increases in net interest income after the provision for loan losses and noninterest income.

Net Income for the three-month periods ended September 30, 2007 and 2006. Net income was $893,000 ($0.32 per share diluted) for the three months ended September 30, 2007 compared to $852,000 ($0.30 per share diluted) for the same period in 2006. The Company experienced increases in net interest income after the provision for loan losses and in noninterest income partially offset by an increase in noninterest expenses.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the nine-month periods ended September 30, 2007 and 2006. Net interest income decreased $182,000 to $10.0 million for the nine months ended September 30, 2007 compared to $10.2 million for the same period in 2006.

Total interest income increased $880,000 during the nine months ended September 30, 2007 compared to the same period in 2006. The average balance of interest-earning assets and their tax-equivalent average yield increased from $415.5 million and 6.34% in 2006 to $419.2 million and 6.57% in 2007. This increase in yield is due primarily to the repricing of adjustable rate loans and new loans originated at rates higher than the current average portfolio rates.

Total interest expense increased $1.1 million during the nine months ended September 30, 2007 compared to the nine months ended September, 2006. The average balance of interest-bearing liabilities increased from $363.8 million in 2006 to $364.1 million in 2007 while the average rate paid on these liabilities increased from 3.39% in 2006 to 3.77% in 2007. The increase in the average cost of interest-bearing liabilities was primarily the result of an increase in the average cost of time deposits which increased from 3.94% for 2006 to 4.51% for 2007. The Bank’s tax-equivalent interest rate spread decreased from 2.95% during the first nine months of 2006 to 2.80% for the same period in 2007 primarily as a result of the increase in the cost of deposits.

Net interest income for the three-month periods ended September 30, 2007 and 2006. Net interest income increased $49,000 for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to an increase in the tax-equivalent interest rate spread partially offset by a reduction in the interest-earning assets.

Total interest income increased $154,000 for the three months ended September 30, 2007 compared to the same period in 2006. For the quarter ended September 30, 2006, the average balance of interest-earning assets and their tax-equivalent yield were $419.9 million and 6.44%, respectively. During the same period in 2007, the average balance of those assets was $415.3 million and the tax-equivalent yield was 6.66%. This increase was primarily due to an increase in the yield on the loan portfolio.

Total interest expense increased $105,000 for the three months ended September 30, 2007 compared to the same period in 2006. The average balance of interest-bearing liabilities decreased from $367.6 million in 2006 to $361.4 million in 2007 as a result of the decrease in time deposits and retail repurchase agreements. The average rate paid on those liabilities increased from 3.65% in the quarter ended September 30, 2006 to 3.82% for the same period of 2007 primarily as a result of higher average rates paid for time deposits in 2007. Although the average cost of interest-bearing liabilities increased, the increase in the tax-equivalent yield on earning assets resulted in an increase in the tax-equivalent interest rate spread from 2.79% for the three-month period ended September 30, 2006 to 2.84% during the same period in 2007.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. The provision for loan losses was $118,000 for the three-month period ended September 30, 2007 as compared to $215,000 for the same period in 2006. Net charge offs amounted to $175,000 and $242,000 for the three-month periods ended September 30, 2007 and 2006, respectively. The provision for loan losses was $378,000 for the nine-month period ended September 30, 2007 as compared to $585,000 for the same period in 2006. During the nine-month period ended September 30, 2007, gross loans receivable decreased $966,000 while net charge offs amounted to $423,000. Net charge offs totaled $427,000 for the nine-month period ended September 30, 2006. As stated earlier in this report, residential mortgages and commercial business loans decreased $10.1 million and $2.0 million, respectively while commercial mortgages and installment loans increased $9.2 million and $1.9 million, respectively. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses due to the decrease and change in composition of the loan portfolio.

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

The allowance for loan losses was $2.3 million at September 30, 2007 and December 31, 2006. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2007, nonperforming loans amounted to $5.5 million compared to $4.4 million at December 31, 2006. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages in the amount of $172,000 and consumer loans of $66,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2007 and December 31, 2006, nonaccrual loans amounted to $5.3 million and $3.2 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2007 and 2006. Noninterest income increased to $2.6 million for the nine months ended September 30, 2007 from $2.4 million for the nine months ended September 30, 2006. Gains on sales of mortgage loans and service charges on deposit accounts increased $129,000 and $101,000, respectively, when comparing the two periods. Commission income decreased $108,000 due to the December 2006 sale of the Bank’s property and casualty insurance business.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended September 30, 2007 and 2006. Noninterest income for the quarter ended September 30, 2007 increased to $899,000 compared to $830,000 for the quarter ended September 30, 2006. Service charges on deposits increased $51,000 when comparing the two periods.

Noninterest expense for the nine-month periods ended September 30, 2007 and 2006. Noninterest expense increased to $8.5 million for the nine months ended September 30, 2007 compared to $7.9 million for the same period in 2006. Compensation and benefit expenses increased $258,000 when comparing the two periods, primarily due to normal salary and benefit increases. Other operating expenses increased $191,000 for the period ended September 30, 2007 compared to the same period in 2006, primarily due to the costs associated with maintaining and selling foreclosed real estate.

Noninterest expense for the three-month periods ended September 30, 2007 and 2006. Noninterest expense for the quarter ended September 30, 2007 increased to $2.8 million compared to $2.6 million for the quarter ended September 30, 2006. This increase was primarily due to an increase in compensation and benefit expenses due to normal salary and benefit increases.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2007 was $1.2 million, compared to $1.3 million for the same period in 2006. The effective tax rate decreased from 33.1% in 2006 to 32.1% in 2007. Income tax expense for the three-month period ended September 30, 2007 was $409,000, compared to $402,000 for the same period in 2006. The effective tax rate was 32.1% for the third quarter in 2006 compared to 31.4% for the same quarter in 2007. The decrease in the effective tax rates for 2007 compared to 2006 was primarily the result of an increase in tax exempt income due to increases in municipal securities and bank-owned life insurance held in 2007 compared to 2006.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2007, the Bank had cash and cash equivalents of $12.2 million and securities available-for-sale with a fair value of $72.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of September 30, 2007, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.8%, 8.8% and 14.0%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2007, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2007, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2006 and June 30, 2007, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of September 30, 2007 is unavailable for inclusion in this report.

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2006
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
			(Dollars in thousands)
300bp	$36,549	$(15,911)	(30)%	8.22%	(301)bp
200bp	42,490	(9,970)	(19)	9.39	(184)bp
100bp	48,196	(4,264)	(8)	10.47	(76)bp
Static	52,460	—	—	11.23	— bp
(100)bp	54,725	2,265	4	11.58	35 bp
(200)bp	55,166	2,706	5	11.58	35 bp

	At June 30, 2007
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
			(Dollars in thousands)
300bp	$34,075	$(18,318)	(35)%	7.94%	(361)bp
200bp	40,565	(11,828)	(23)	9.27	(228)bp
100bp	46,915	(5,478)	(10)	10.53	(102)bp
Static	52,393	—	—	11.55	— bp
(100)bp	56,296	3,903	7	12.24	69 bp
(200)bp	58,302	5,909	11	12.54	99 bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing interest rates, but would be expected to increase in the event of sudden and sustained decrease in rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At September 30, 2007, approximately 63% of the loan portfolio consisted of fixed-rate loans.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2007	0	N/A	0	56,537
August 1 through August 31, 2007	4,965	$16.83	4,965	51,572
September 1 through September 30, 2007	1,742	$16.58	1,742	49,830

Total	6,707	$16.76	6,707

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

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (6)

10.1	Employment Agreement with J. Gordon Pendleton (3)

10.2	Employment Agreement with Samuel E. Uhl (2)

10.3	Employment Agreement with Michael C. Frederick (2)

10.4	Employment Agreement with Joel E. Voyles (2)

10.5	Employee Severance Compensation Plan (3)

10.6	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.7	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.8	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.9	Employment Agreement with William W. Harrod (2)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits (continued)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on August 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2007	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated November 14, 2007	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer