Form 10-K
period 2007-12-31
FIRST CAPITAL INC
filed 2008-03-28
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25023

FIRST CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2056949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Federal Drive, N.W., Corydon, Indiana	47112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 738-2198

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $46.2 million, based upon the closing price of $18.00 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 21, 2008 was 2,813,709.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Annual Report of Stockholders and of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to materially differ from those expressed or implied by the forward-looking statements. Factors which could affect actual results include, but are not limited to, interest rate trends; the general economic climate in the specific market area in which First Capital operates, as well as nationwide; First Capital’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as may be required by applicable law or regulation, First Capital assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

First Capital, Inc. (the “Company” or “First Capital”) was incorporated under Indiana law in September 1998. The Company was organized for the purpose of becoming the holding company for First Federal Bank, A Federal Savings Bank (the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (the “MHC”), from a federal mutual holding company to a stock holding company. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger. On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana. The acquisition expanded the Company’s presence in the New Albany and Floyd County, Indiana market area and expanded the banking services provided to the existing customers of Hometown.

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

The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The Bank’s deposits are federally insured by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company’s Internet website, www.firstharrison.com, as soon as practicable after the Company electronically files such material, or furnishes it to, the Securities and Exchange Commission. The contents of the Company’s website shall not be incorporated by reference into this Form 10-K or into any reports the Company files with or furnishes to the Securities and Exchange Commission.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$161,554	47.11%	$173,806	50.86%	$178,329	53.93%	$179,816	55.10%	$176,569	55.77%
Land	12,032	3.51	12,581	3.68	7,772	2.35	6,696	2.05	7,771	2.45
Commercial real estate	64,878	18.92	48,520	14.20	38,896	11.76	38,654	11.84	42,936	13.56
Residential construction(2)	12,963	3.78	17,435	5.10	19,513	5.90	23,215	7.11	25,077	7.92

Total mortgage loans	251,427	73.32	252,342	73.84	244,510	73.94	248,381	76.10	252,353	79.70

Consumer Loans:
Home equity and second mortgage loans	41,035	11.97	39,483	11.55	36,951	11.18	35,385	10.84	27,656	8.73
Automobile loans	15,645	4.56	15,637	4.57	14,526	4.39	13,726	4.20	12,863	4.06
Loans secured by savings accounts	2,406	0.70	2,263	0.66	1,950	0.59	1,611	0.49	1,248	0.39
Unsecured loans	2,848	0.83	2,895	0.85	2,932	0.89	2,307	0.71	1,855	0.59
Other(3)	5,349	1.56	4,406	1.29	5,142	1.56	4,154	1.27	4,543	1.43

Total consumer loans	67,283	19.62	64,684	18.92	61,501	18.61	57,183	17.51	48,165	15.20

Commercial business loans	24,210	7.06	24,730	7.24	24,626	7.45	20,866	6.39	16,162	5.10

Total gross loans	342,920	100.00%	341,756	100.00%	330,637	100.00%	326,430	100.00%	316,680	100.00%

Less:
Due to borrowers on loans in process	6,430		6,029		6,197		6,933		10,085
Deferred loan fees net of direct costs	(205)		(168)		(117)		(67)		(38)
Allowance for loan losses	2,232		2,320		2,104		2,478		2,433

Total loans, net	$334,463		$333,575		$322,453		$317,086		$304,200

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

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

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. During 2005, the Bank hired a mortgage banking manager, charged with hiring more mortgage originators and increasing the Bank’s secondary market business in Southern Indiana. For the year ended December 31, 2007, the Bank originated and funded $26.6 million of residential mortgage loans for sale in the secondary market. The Bank also originated $7.4 million of residential mortgage loans as an agent for a third-party mortgage company. The third-party mortgage company funded such originations and the Bank received a fee for each loan funded by the third party mortgage company. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

ARM loans originated have interest rates that adjust at regular intervals of one to five years, with up to 2.0% caps per adjustment period and 6.0% lifetime caps, based upon changes in the prevailing interest rates on United States Treasury Bills. The Bank also originates “hybrid” ARM loans, which are fixed for an initial period three or five years and adjust annually thereafter. The Bank may occasionally use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to 2.0% (upward or downward) per adjustment period and generally contains minimum and maximum interest rates. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2007, speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $2.9 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the builder’s capacity to service the debt.

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

Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 75% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank’s board of directors. The Bank seeks to originate commercial real estate loans at variable interest rates based on the United States Treasury Bill rate for terms ranging from ten to 15 years and with interest rate adjustment intervals of five years. The Bank also originates fixed-rate balloon loans with a short maturity, but a longer amortization schedule.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $27.4 million at December 31, 2007, of which $17.6 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2007, the Bank granted approximately $1.1 million of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.9 million at December 31, 2007. At December 31, 2007, 15 loans were delinquent 30 days or more with an aggregate outstanding balance of $88,000.

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

The Bank originates variable-rate home equity and fixed-rate second mortgage loans generally for terms not to exceed five and ten years, respectively. The loan-to-value ratio on such loans is limited to 95%, taking into account the outstanding balance on the first mortgage loan.

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

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by the borrower against the Bank as the holder of the loan, and a borrower may be able to assert claims and defenses that it has against the seller of the underlying collateral.

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$9,992	$18,980	$15,908	$38,163	$26,456	$52,055	$161,554
Commercial real estate and land loans	24,387	10,373	11,946	10,931	9,302	9,971	76,910
Residential construction(1)	12,963	—	—	—	—	—	12,963
Consumer loans	17,230	23,273	22,163	4,038	296	283	67,283
Commercial business	12,690	5,269	2,769	2,671	476	335	24,210

Total gross loans	$77,262	$57,895	$52,786	$55,803	$36,530	$62,644	$342,920

(1)	Includes construction loans for which the Bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2008, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$108,725	$42,837
Commercial real estate and land loans	17,301	35,222
Residential construction	—	—
Consumer loans	30,258	19,795
Commercial business	7,431	4,089

Total gross loans	$163,715	$101,943

Loan Solicitation and Processing. A majority of the Bank’s loan originations are made to existing customers. Walk-ins and customer referrals are also a source of loan originations. Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. A loan applicant’s income is verified through the applicant’s employer or from the applicant’s tax returns. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken, generally by an independent appraiser approved by the Bank. The mortgage loan documents used by the Bank conform to secondary market standards.

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $9.8 million at December 31, 2007.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2007, the Bank had outstanding letters of credit of $2.0 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $205,000 of net deferred loan costs at December 31, 2007.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2007, the Bank had commitments to originate $1.4 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$1,684	$797	$792	$882	$964
Commercial real estate	2,674	2,192	805	485	1,056
Commercial business	397	48	92	525	569
Consumer	124	208	217	183	48

Total	4,879	3,245	1,906	2,075	2,637

Loans past due 90 days on accrual status:
Residential real estate	633	776	663	706	1,825
Commercial real estate	—	—	409	671	575
Commercial business	23	144	48	70	78
Consumer	160	205	173	38	188

Total	816	1,125	1,293	1,485	2,666

Foreclosed real estate, net	833	941	749	442	225

Total nonperforming assets	$6,528	$5,311	$3,948	$4,002	$5,528

Total loans delinquent 90 days or more to net loans	1.70%	1.31%	0.99%	1.12%	1.74%
Total loans delinquent 90 days or more to total assets	1.26%	0.96%	0.73%	0.84%	1.30%
Total nonperforming assets to total assets	1.44%	1.16%	0.90%	0.94%	1.35%

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $281,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2007.

Classified Assets. The Office of Thrift Supervision has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, Office of Thrift Supervision examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

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

An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowance is subject to review by the Office of Thrift Supervision, which can order the establishment of additional general loss allowances. The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

At December 31, 2007, 2006 and 2005, the aggregate amounts of the Bank’s classified assets at those dates were as follows:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	4,879	42	151
Substandard	3,857	4,741	4,158
Special mention	5,111	4,421	2,692

Loans classified as impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Impaired loans with related allowance	$2,678	$1,657	$2,415
Impaired loans with no allowance	3,017	2,713	784

Total impaired loans	$5,695	$4,370	$3,199

Allowance for loan losses:
Related to impaired loans	555	516	290
Related to other loans	1,677	1,804	1,814

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2007, the Bank had foreclosed real estate totaling $833,000.

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

The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter. Management applies a systematic methodology that incorporates its current judgments about the credit quality of the loan portfolio. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on its judgments about information available to the Office of Thrift Supervision at the time of its examination.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$2,320	$2,104	$2,478	$2,433	$1,218
Provision for loan losses	558	810	563	510	725

	2,878	2,914	3,041	2,943	1,943

Allowance for loan losses on loans acquired in the Hometown merger	—	—	—	—	1,065

Recoveries:
Residential real estate	2	14	—	—	4
Commercial real estate	—	—	—	—	—
Commercial business	13	4	—	—	3
Consumer	121	92	124	56	45

Total recoveries	136	110	124	56	52

Charge-offs:
Residential real estate	216	87	182	129	172
Commercial real estate	36	57	114	162	6
Commercial business	77	115	459	20	55
Consumer	453	445	306	210	394

Total charge-offs	782	704	1,061	521	627

Net (charge-offs) recoveries	(646)	(594)	(937)	(465)	(575)

Balance at end of period	$2,232	$2,320	$2,104	$2,478	$2,433

Ratio of allowance to total loans outstanding at the end of the period	0.65%	0.68%	0.64%	0.76%	0.77%
Ratio of net charge-offs to average loans outstanding during the period	0.19%	0.18%	0.29%	0.15%	0.21%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$440	50.89%	$539	55.96%	$474	59.83%	$446	62.21%	$673	63.69%
Commercial real estate and land loans	764	22.43	697	17.88	373	14.11	455	13.89	464	16.01
Commercial business	200	7.06	209	7.24	496	7.45	827	6.39	576	5.10
Consumer	828	19.62	875	18.92	761	18.61	750	17.51	720	15.20
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,232	100.00%	$2,320	100.00%	$2,104	100.00%	$2,478	100.00%	$2,433	100.00%

(1)	Includes residential construction loans.

Investment Activities

Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable Federal Home Loan Bank, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets that vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. The balance of the Bank’s investments in short-term securities in excess of regulatory requirements reflects management’s response to the significantly increasing percentage of deposits with short maturities. Management intends to hold securities with short maturities in the Bank’s investment portfolio in order to enable the Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio, securities with a book value of $106,000 have adjustable rates as of December 31, 2007.

At December 31, 2007, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2007				2006				2005
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Municipal:
Due in one year or less	$44	$43	0.07%	9.77%	$42	$40	0.06%	9.76%	$39	$37	0.05%	9.44%
Due after one year through five years	150	144	0.19	9.66	191	183	0.25	9.74	186	179	0.23	9.45
Due after five years through ten years	236	216	0.29	8.35	137	128	0.17	8.14	77	75	0.10	8.19
Due after ten years	668	605	0.82	8.33	784	705	0.96	8.02	892	800	1.02	8.33
Mortgage-backed securities(3)	41	42	0.06	4.96%	60	62	0.08	4.28	99	103	0.13	3.45

	$1,139	$1,050	1.43%		$1,214	$1,118	1.52%		$1,293	$1,194	1.53%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$11,434	$11,495	15.51%	3.83%	$6,939	$6,981	9.51%	3.90%	$3,471	$3,489	4.47%	3.86%
Due after one year through five years	12,900	12,926	17.44	4.33	24,541	24,955	34.01	3.98	33,842	34,509	44.17	3.99
Due after five years through ten years	—	—	—	—	—	—	—	—	—	—	—	—
Due after ten years through fifteen years	986	1,000	1.35	5.75	952	1,000	1.36	5.55	933	1,000	1.28	5.39
Mortgage-backed securities (3)	24,343	24,356	32.85	4.82	19,663	20,045	27.31	4.45	17,643	18,107	23.17	4.00

Municipal:
Due in one year or less	891	890	1.20	6.53	916	915	1.25	6.30	568	565	0.72	7.11
Due after one year through five years	7,551	7,515	10.14	5.61	6,374	6,414	8.74	5.59	6,218	6,233	7.98	5.19
Due after five years through ten years	4,225	4,191	5.65	6.54	5,344	5,339	7.27	6.48	5,585	5,547	7.10	5.60
Due after ten years	9,132	9,140	12.33	6.48	5,178	5,153	7.02	6.70	3,627	3,621	4.64	5.72

Corporate notes:
Due in one year or less	—	—	—	N/A	—	—	—	N/A	2,450	2,453	3.14	3.49

Equity securities:
Mutual funds	1,529	1,559	2.10	N/A	1,455	1,478	2.01	N/A	1,384	1,404	1.80	N/A

	$72,991	$73,072	98.57%		$71,362	$72,280	98.48%		$75,721	$76,928	98.47%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major source of the Bank’s funds for lending and investment activities and for its general business purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowing may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or may also be used on a longer-term basis for interest rate risk management.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2007.

Maturity Period	Amount at December 31, 2007
(Dollars in thousands)
Three months or less	$11,781
Over three through six months	7,417
Over six through 12 months	12,981
Over 12 months	17,036

Total	$49,215

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2007			2006			2005
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$35,292	10.75%	$(926)	$36,218	10.94%	$1,108	$35,111	11.07%	$1,310
NOW accounts	70,574	21.51	18,186	52,388	15.82	(2,169)	54,556	17.20	(4,824)
Savings accounts	29,082	8.86	(1,003)	30,085	9.09	(2,112)	32,197	10.15	(3,803)
Money market accounts	26,362	8.03	(14,160)	40,522	12.24	2,975	37,547	11.83	5,068
Fixed rate time deposits which mature:
Within one year	111,697	34.04	11,349	100,348	30.29	34,542	65,806	20.74	4,007
After one year, but within three years	47,950	14.61	(5,003)	52,953	15.99	(12,650)	65,603	20.68	(2,798)
After three years, but within five years	6,483	1.98	(11,399)	17,882	5.40	(7,502)	25,384	8.00	1,765
After five years	651	0.20	(31)	682	0.21	(242)	924	0.29	64
Club accounts	60	0.02	(5)	65	0.02	(71)	136	0.04	13

Total	$328,151	100.00%	$(2,992)	$331,143	100.00%	$13.879	$317,264	100.00%	$802

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2007.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
1.00% — 1.99%	$2,485	$137	$–	$–	$2,622	1.57%
2.00% — 2.99%	1,428	3,281	6	–	4,715	2.83
3.00% — 3.99%	10,766	3,462	–	325	14,553	8.73
4.00% — 4.99%	71,667	37,031	5,899	216	114,813	68.85
5.00% — 5.99%	25,101	4,035	577	110	29,823	17.88
6.00% — 6.99%	248	—	—	—	248	0.14
7.00% — 7.99%	2	1	—	—	3	—
8.00% — 8.99%	—	3	1	—	4	—

Total	$111,697	$47,950	$6,483	$651	$166,781	100.00%

Borrowings. The Bank has at times relied upon advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank of Indianapolis are secured by certain first mortgage loans and investment and mortgage-backed securities. The Bank also uses retail repurchase agreements as a source of borrowings.

The Federal Home Loan Bank functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 20% of a member’s assets, and short-term borrowing of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum balance at any month end	$65,624	$62,211	$65,947
Average balance	59,722	58,562	61,535
Period end balance	60,694	59,461	65,947
Weighted average interest rate:
At end of period	4.73%	4.88%	4.71%
During the period	4.92%	4.92%	4.94%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum balance at any month end	$18,071	$24,346	$13,276
Average balance	13,137	16,821	7,986
Period end balance	15,562	19,228	10,704
Weighted average interest rate:
At end of period	2.76%	5.38%	4.05%
During the period	4.81%	5.00%	3.42%

Subsidiary Activities

As of December 31, 2007, the Bank was the Company’s only subsidiary. The Bank is wholly owned by the Company.

The Bank has organized three wholly-owned subsidiaries to manage a portion of the investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio.

Personnel

As of December 31, 2007, the Bank had 127 full-time employees and 22 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.

The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the U.S. Congress, could have a material adverse impact on the Company, the Bank and their operations.

Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Association Regulation—QTL Test.” The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless the company engages only in the financial activities permitted for financial holding companies under law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specified that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings association subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive effects.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions,

federal regulations do prescribe such restrictions on subsidiary savings associations. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in control of the Company. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings banks are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

At December 31, 2007, the Bank met each of its capital requirements. The following table presents the Bank’s capital position at December 31, 2007.

				Capital
	Actual Capital	Required Capital	Excess (Deficiency) Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$36,885	$6,710	$30,175	8.25%	1.50%
Tier 1 leverage ratio	36,885	17,894	18,991	8.25	4.00
Tier 1 capital risk- based ratio	36,885	17,522	19,363	12.63	6.00
Total capital risk-based ratio	38,562	23,363	15,199	13.20	8.00

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in the amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its Federal Deposit Insurance Corporation assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. The Bank’s one-time credit approximated $198,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which was unchanged from 2007.

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

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2007, the Bank maintained 80.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital level and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Bank paid Office of Thrift Supervision assessments of $110,000 for the fiscal year ended December 31, 2007.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $3.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service in the past five years.

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

Indiana Taxation

Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. During the past five years, the Bank’s Indiana state income tax returns for the years 2003 through 2005 were audited, with no changes made.

ITEM 1A.	RISK FACTORS

Above average interest rate risk associated with fixed-rate loans

At December 31, 2007, approximately 35.6% of the Bank’s assets consisted of residential mortgage loans held for investment. Such loans represented 47.1% of the total loan portfolio at that date. While generally considered to involve less risk than other types of lending, such as commercial mortgage loans, commercial business loans and consumer loans, residential mortgage loans provide relatively lower yields. The Bank’s loan portfolio also includes a significant amount of loans with fixed rates of interest. At December 31, 2007, $215.7 million, or 62.9%, of the Bank’s total loans receivable had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

Commercial business lending risks

At December 31, 2007, the Bank’s commercial business loan portfolio amounted to $24.2 million, or 7.1% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than one- to four-family mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending risks

At December 31, 2007, the Bank’s commercial real estate loan portfolio amounted to $64.9 million, or 18.9% of total loans. Commercial real estate lending is inherently riskier than one- to-four family mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

A downturn in the local economy or a decline in real estate values could hurt the Company’s profits.

Nearly all of the Bank’s loans are secured by real estate or made to businesses in our primary market area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profit. In recent periods, there has been a decrease in real estate values in our market area, following a period of appreciation in real estate values. A continuing decline in real estate values could cause some of the Bank’s mortgages to become inadequately collateralized, which would expose the Company to a greater risk of loss.

Strong competition within the Bank’s market area could hurt the Company’s profit and growth.

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for it to make new loans and at times has forced it to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than it has and may offer services that the Bank does not provide. Future competition will likely increase because of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon the Bank’s continued ability to compete successfully in its market area.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2007.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:
220 Federal Drive, N.W. Corydon, Indiana 47112	1997	1,886	Owned		12,000

Branch Offices:
391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	14	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	753	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,149	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	249	Owned		2,484

1058 North Luther Road (Edwardsville Branch) Georgetown, Indiana 47122	1995	91	Leased	(4)	1,800

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	154	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	825	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,442	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	615	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,387	Owned		4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	1,290	Owned		3,400

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires April 2010.
(3)	Lease expires November 2010.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2007, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for First Capital’s common equity and related stockholder matters is incorporated herein by reference to First Capital’s 2007 Annual Report to Stockholders at “Corporate Information.”

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2007	13,980	$17.15	13,980	35,854
November 1 through November 30, 2007	1,753	16.99	1,753	34,101
December 1 through December 31, 2007	—	—	—	34,101

Total	15,733	$17.13	15,733	34,101

Since September 30, 2002, the Company has had in place a stock repurchase program, authorized by its board of directors, to repurchase up to 345,000 shares of its outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

ITEM 6.	SELECTED FINANCIAL DATA

The information regarding selected financial data is incorporated herein by reference to First Capital’s 2007 Annual Report to Stockholders in the section captioned “Selected Financial and Other Data.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to First Capital’s 2007 Annual Report to Stockholders in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are incorporated by reference to the Company’s Audited Financial Statements and the notes thereto found in First Capital’s 2007 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors of First Capital, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to First Capital’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	40	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	55	Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas	51	Senior Vice President- Lending

(1)	As of December 31, 2007.

Biographical Information

M. Chris Frederick has been affiliated with the Bank since June 1990 and has served in his present position since 1997.

Joel E. Voyles has been affiliated with the Bank since December 1996 and has served in his present position since 1997.

Dennis L. Thomas has been affiliated with the Bank since January 2000. He was employed by Harrison County Bank from 1981 until its merger with the Bank.

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its affiliates. The Code of Ethics and Business Conduct is posted on the Company’s Internet website, www.firstharrison.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to First Capital’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in First Capital’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in First Capital’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	90,609	$15.18	58,656
Equity compensation plans not approved by security holders	—	—	—

Total	90,609	$15.18	58,656

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to First Capital’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to First Capital’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with James G. Pendleton (3)

10.2	*Employment Agreement with Samuel E. Uhl (4)

10.3	*Employment Agreement with M. Chris Frederick (4)

10.4	*Employment Agreement with Joel E. Voyles (4)

10.5	*Employee Severance Compensation Plan (3)

10.6	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.7	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.8	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.9	*Employment Agreement with William W. Harrod (4)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Exhibit 13 to this Form 10-K)

13.0	Annual Report to Stockholders

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

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

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director	March 28, 2008
William W. Harrod	(principal executive officer)

/s/ J. Gordon Pendleton	Chairman	March 28, 2008
J. Gordon Pendleton

/s/ Michael C. Frederick	Chief Financial Officer and Treasurer	March 28, 2008
Michael C. Frederick	(principal accounting and financial officer)

/s/ Samuel E. Uhl	Director	March 28, 2008
Samuel E. Uhl

Director
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 28, 2008
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 28, 2008
Kenneth R. Saulman

Director
John W. Buschemeyer

/s/ Gerald L. Uhl	Director	March 28, 2008
Gerald L. Uhl

/s/ James S. Burden	Director	March 28, 2008
James S. Burden

/s/ James E. Nett	Director	March 28, 2008
James E. Nett

/s/ Michael L. Shireman	Director	March 28, 2008
Michael L. Shireman

Director
Kathryn W. Ernstberger