Form 10-Q
period 2008-03-31
FIRST CAPITAL INC
filed 2008-05-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐

	Non-accelerated Filer ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,807,741 shares of common stock were outstanding as of April 30, 2008.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands)
ASSETS
Cash and due from banks	$9,539	$10,010
Interest bearing deposits with banks	12,036	4,646
Federal funds sold	3,542	399

Total cash and cash equivalents	25,117	15,055

Securities available for sale, at fair value	71,725	72,991
Securities-held to maturity	905	1,050
Loans, net	326,932	334,463
Loans held for sale	1,778	258
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	1,125	833
Premises and equipment	10,796	10,612
Accrued interest receivable	2,207	2,549
Cash value of life insurance	5,180	5,124
Goodwill	5,386	5,386
Core deposit intangibles	299	317
Other assets	629	990

Total Assets	$455,630	$453,179

LIABILITIES
Deposits:
Noninterest-bearing	$37,391	$35,292
Interest-bearing	294,650	292,859

Total Deposits	332,041	328,151

Retail repurchase agreements	17,245	15,562
Advances from Federal Home Loan Bank	56,644	60,694
Accrued interest payable	1,638	1,902
Accrued expenses and other liabilities	1,307	1,134

Total Liabilities	408,875	407,443

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,125,563 shares	31	31
Additional paid-in capital	23,884	23,863
Retained earnings-substantially restricted	28,706	28,284
Unearned ESOP shares	(91)	(121)
Accumulated other comprehensive income (loss)	507	(53)
Less treasury stock, at cost - 311,854 shares (310,924 shares in 2006)	(6,282)	(6,268)

Total Stockholders’ Equity	46,755	45,736

Total Liabilities and Stockholders’ Equity	$455,630	$453,179

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,696	$5,761
Securities:
Taxable	564	584
Tax-exempt	224	190
Federal Home Loan Bank dividends	43	45
Federal funds sold and interest bearing deposits with banks	127	184

Total interest income	6,654	6,764

INTEREST EXPENSE
Deposits	2,277	2,514
Retail repurchase agreements	123	221
Advances from Federal Home Loan Bank	717	710

Total interest expense	3,117	3,445

Net interest income	3,537	3,319
Provision for loan losses	225	225

Net interest income after provision for loan losses	3,312	3,094

NONINTEREST INCOME
Service charges on deposit accounts	631	567
Commission income	35	48
Gain on sale of mortgage loans	121	147
Mortgage brokerage fees	10	16
Increase in cash surrender value of life insurance	56	11
Other income	25	25

Total noninterest income	878	814

NONINTEREST EXPENSE
Compensation and benefits	1,657	1,636
Occupancy and equipment	301	252
Data processing	218	222
Professional fees	135	105
Advertising	46	75
Other operating expenses	525	512

Total noninterest expense	2,882	2,802

Income before income taxes	1,308	1,106
Income tax expense	409	357

Net Income	899	749
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on securities:
Unrealized holding gains arising during the period	560	87
Less: reclassification adjustment	—	—

Other comprehensive income	560	87

Comprehensive Income	$1,459	$836

Net income per common share, basic	$0.32	$0.27

Net income per common share, diluted	$0.32	$0.26

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$899	$749
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	(2)	4
Depreciation and amortization expense	210	178
Deferred income taxes	(14)	(103)
ESOP and stock compensation expense	50	45
Increase in cash value of life insurance	(56)	(11)
Provision for loan losses	225	225
Proceeds from sales of mortgage loans	8,425	8,411
Mortgage loans originated for sale	(9,824)	(7,248)
Net gain on sale of mortgage loans	(121)	(147)
Decrease in accrued interest receivable	342	185
Decrease in accrued interest payable	(264)	(41)
Net change in other assets/liabilities	220	(35)

Net Cash Provided By Operating Activities	90	2,212

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(6,288)	(8,152)
Proceeds from maturities of securities available for sale	6,916	4,008
Proceeds from maturities of securities held to maturity	143	8
Principal collected on mortgage-backed obligations	1,531	1,044
Net decrease in loans receivable	6,706	5,110
Proceeds from sale of foreclosed real estate	308	327
Purchase of premises and equipment	(376)	(235)

Net Cash Provided By Investing Activities	8,940	2,110

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,890	(1,120)
Net decrease in advances from Federal Home Loan Bank	(4,050)	(3,025)
Net increase (decrease) in retail repurchase agreements	1,683	(2,891)
Exercise of stock options	—	18
Purchase of treasury stock	(14)	(96)
Dividends paid	(477)	(480)

Net Cash Provided By (Used In) Financing Activities	1,032	(7,594)

Net Increase (Decrease) in Cash and Cash Equivalents	10,062	(3,272)
Cash and cash equivalents at beginning of period	15,055	24,468

Cash and Cash Equivalents at End of Period	$25,117	$21,196

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2007 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$927	$144
Income tax expense	(367)	(57)

Net of tax amount	560	87
Less: reclassification adjustment for gains included in net income	—	—
Income tax benefit	—	—

Net of tax amount	—	—

Other comprehensive income	$560	$87

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$899	$749

Shares:
Weighted average common shares outstanding	2,807,152	2,823,487

Net income per common share, basic	$0.32	$0.27

Diluted
Earnings:
Net income	$899	$749

Shares:
Weighted average common shares outstanding	2,807,152	2,823,487
Add: Dilutive effect of outstanding options	17,304	24,782
Add: Dilutive effect of restricted stock	—	32

Weighted average common shares outstanding, as adjusted	2,824,456	2,848,301

Net income per common share, diluted	$0.32	$0.26

4.	Stock Option Plan

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

For each of the three month periods ended March 31, 2008 and 2007, the Company recognized compensation expense of $8,000 related to its stock option plans as expense is recognized ratably over the five-year vesting period of the options. At March 31, 2008, there was $38,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash payments for:
Interest	$3,381	$3,487
Taxes	—	121

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	618	162

6.	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities, until January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:	Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of March 31, 2008. The Company had no liabilities measured at fair value as of March 31, 2008.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis
Securities available for sale	$—	$71,725	$—	$71,725

Assets Measured on a Nonrecurring Basis
Residential loans held for sale	—	—	1,778	1,778

In general, fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of securities available for sale are recorded in other comprehensive income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Residential Loans Held for Sale. Residential loans held for sale are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For these loans, the Company obtains fair value using an internal cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other whole loans and mortgage-backed securities, prepayment speeds, servicing values, and index values. Management considers adjustments to data inputs that we believe other market participants would consider in estimating the fair value of the Company’s held for sale residential loan portfolio.

There are no impaired loans reported at fair value on the consolidated balance sheet at March 31, 2008. There were no transfers in or out of the Company’s Level 3 financial assets for the three months ended March 31, 2008.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company did not elect to measure any financial instruments at fair value under SFAS No. 159 upon adoption.

7.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation was effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company and its subsidiaries file a consolidated federal income tax return and the Company and Bank file a combined unitary return in the state of Indiana. The Company’s federal income tax returns have not been examined in the past five years and the 2005, 2006 and 2007 tax years are subject to federal examination. The Company’s Indiana state income tax returns for the years 2003, 2004 and 2005 were examined, with no changes made. The 2007 and 2006 Indiana state income tax returns are subject to examination. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during 2008 relative to any tax positions taken after January 1, 2007. The Company believes that its income tax filing positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Consequently, no reserves for uncertain income tax positions have been recorded.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2008, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2007.

Financial Condition

Total assets increased from $453.2 million at December 31, 2007 to $455.6 million at March 31, 2008, an increase of 0.5%.

Net loans receivable (excluding loans held for sale) decreased $7.5 million from $334.5 million at December 31, 2007 to $326.9 million at March 31, 2008. Commercial business loans, residential mortgages and commercial mortgages decreased $2.6 million, $1.9 million and $1.5 million, respectively.

Securities available for sale decreased $1.3 million from $73.0 million at December 31, 2007 to $71.7 million at March 31, 2008. Maturities and principal repayments of these securities totaled $6.9 million and $1.5 million, respectively. Purchases of $6.3 million of securities classified as available for sale were made during the period. Due to changing market interest rates, the portfolio experienced an unrealized gain in market value of $889,000 during the quarter ended March 31, 2008.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Investment securities held-to-maturity decreased $145,000 due primarily to maturities of $143,000 the three months ended March 31, 2008.

Cash and cash equivalents increased from $15.1 million at December 31, 2007 to $25.1 million at March 31, 2008. Interest bearing deposits with banks increased $7.4 million during the period while federal funds sold increased $3.1 million.

Total deposits increased 1.2% from $328.2 million at December 31, 2007 to $332.0 million at March 31, 2008. Interest-bearing checking and savings deposits increased $5.7 million while time deposits decreased $3.9 million during the period. These changes can be partially attributed to customers not wanting to lock in to longer-term commitments while rates are at the current low levels. Rather, some have chosen to put those funds in interest-bearing demand accounts. Noninterest-bearing demand deposits also increased $2.1 million during the period due to growth in personal demand accounts.

Federal Home Loan Bank borrowings decreased from $60.7 million at December 31, 2007 to $56.6 million at March 31, 2008 as the Bank has used excess cash to pay maturing borrowings. Principal repayments of $4.1 million were made during the period and no new advances were drawn.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $15.6 million at December 31, 2007 to $17.2 million at March 31, 2008.

Total stockholders’ equity increased from $45.7 million at December 31, 2007 to $46.8 million at March 31, 2008. This increase was primarily the result of retained net income of $422,000 and a net unrealized gain of $560,000 on securities available for sale.

Results of Operations

Net Income for the three-month periods ended March 31, 2008 and 2007. Net income was $899,000 ($0.32 per share diluted) for the three months ended March 31, 2008 compared to $749,000 ($0.26 per share diluted) for the same period in 2007. The Company experienced increases in net interest income after the provision for loan losses and in noninterest income partially offset by an increase in noninterest expenses.

Net interest income for the three-month periods ended March 31, 2008 and 2007. Net interest income increased $218,000 for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $110,000 for the three months ended March 31, 2008 compared to the same period in 2007. For the quarter ended March 31, 2008, the average balance of interest-earning assets and their tax-equivalent yield were $425.9 million and 6.37%, respectively. During the same period in 2007, the average balance of those assets was $424.1 million and the tax-equivalent yield was 6.48%. This decrease was due to a decrease in the yield on the loan portfolio as the Federal Open Market Committee lowered its target for the federal funds rate by 3.00% from March 2007 to March 2008.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $328,000 for the three months ended March 31, 2008 compared to the same period in 2007. The average balance of interest-bearing liabilities increased from $368.9 million in 2007 to $372.4 million in 2008. The average rate paid on those liabilities decreased from 3.74% in the quarter ended March 31, 2007 to 3.35% for the same period of 2008 primarily as a result the decrease in the rate environment previously discussed. As a result, the tax-equivalent interest rate spread increased from 2.74% for the three-month period ended March 31, 2007 to 3.02% for the same period in 2008.

Provision for loan losses. The provision for loan losses was $225,000 for each of the three-month periods ended March 31, 2008 and March 31, 2007. Net charge offs amounted to $182,000 and $76,000 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. During the three-month period ended March 31, 2008, gross loans receivable decreased $7.5 million. As stated earlier in this report, commercial business loans, residential mortgages and commercial mortgages decreased $2.6 million, $1.9 million and $1.5 million, respectively. The consistent application of management’s allowance methodology resulted in no change in the provision for loan losses due to the decrease in the loan portfolio and the change in overall economic conditions.

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

The allowance for loan losses was $2.3 million at March 31, 2008 compared to $2.2 million at December 31, 2007. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2008, nonperforming loans amounted to $5.3 million compared to $5.7 million at December 31, 2007. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages of $551,000, consumer loans of $257,000 and commercial loans of $106,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2008 and December 31, 2007, nonaccrual loans amounted to $4.4 million and $4.9 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2008 and 2007. Noninterest income for the quarter ended March 31, 2008 increased to $878,000 compared to $814,000 for the quarter ended March 31, 2007. Service charges on deposits and the earnings from bank-owned life insurance increased $64,000 and $45,000, respectively, when comparing the two periods. The increase in cash surrender value of bank-owned life insurance was due to the purchase of $3.6 million of bank-owned life insurance in May 2007.

Noninterest expense for the three-month periods ended March 31, 2008 and 2007. Noninterest expense for the quarter ended March 31, 2008 increased $80,000 to $2.9 million compared to $2.8 million for the quarter ended March 31, 2007. This increase was primarily due to an increase in occupancy and equipment expense as a result of the opening of the new office in Salem, Indiana in November 2007 and the installation of a new bank-wide telephone system in March 2007.

Income tax expense. Income tax expense for the three-month period ended March 31, 2008 was $409,000, compared to $357,000 for the same period in 2007. The effective tax rate decreased from 32.3% in 2007 to 31.3% in 2008. The decrease in the effective tax rates for 2008 compared to 2007 was primarily the result of an increase in tax exempt income due to increases in municipal securities and bank-owned life insurance held in 2008 compared to 2007.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2008, the Bank had cash and cash equivalents of $25.1 million and securities available-for-sale with a fair value of $71.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2008, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.4%, 8.4% and 13.2%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2008, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2007 Annual Report to Stockholders, filed as an exhibit to the Form 10-K for the year ended December 31, 2007.

For the three months ended March 31, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Market Risk Analysis” in the Company’s 2007 Annual Report to Stockholders, filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007. Management reviews periodically the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2007.

PART I - ITEM 4T

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2008	0	N/A	0	34,101

February 1 through February 29, 2008	417	$15.99	417	33,684

March 1 through March 31, 2008	513	$15.51	513	33,171

Total	930	$15.73	930

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 12, 2008	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 12, 2008	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer