Form 10-Q
period 2008-06-30
FIRST CAPITAL INC
filed 2008-08-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,802,512 shares of common stock were outstanding as of July 31, 2008.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands)
ASSETS
Cash and due from banks	$12,327	$10,010
Interest bearing deposits with banks	6,017	4,646
Federal funds sold	1,639	399

Total cash and cash equivalents	19,983	15,055
Securities available for sale, at fair value	73,195	72,991
Securities-held to maturity	101	1,050
Loans, net	328,331	334,463
Loans held for sale	1,195	258
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	1,006	833
Premises and equipment	10,668	10,612
Accrued interest receivable	2,126	2,549
Cash value of life insurance	5,239	5,124
Goodwill	5,386	5,386
Core deposit intangibles	281	317
Other assets	1,171	990

Total Assets	$452,233	$453,179

LIABILITIES
Deposits:
Noninterest-bearing	$37,809	$35,292
Interest-bearing	300,199	292,859

Total Deposits	338,008	328,151
Retail repurchase agreements	14,059	15,562
Advances from Federal Home Loan Bank	51,119	60,694
Accrued interest payable	1,499	1,902
Accrued expenses and other liabilities	1,230	1,134

Total Liabilities	405,915	407,443

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 5,000,000 shares; issued 3,128,502 shares (3,125,563 shares in 2007)	31	31
Additional paid-in capital	23,920	23,863
Retained earnings-substantially restricted	29,091	28,284
Unearned ESOP shares	(60)	(121)
Accumulated other comprehensive income	(264)	(53)
Less treasury stock, at cost - 319,225 shares (310,924 shares in 2007)	(6,400)	(6,268)

Total Stockholders’ Equity	46,318	45,736

Total Liabilities and Stockholders’ Equity	$452,233	$453,179

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,551	$5,826	$11,247	$11,587
Securities:
Taxable	556	598	1,120	1,182
Tax-exempt	234	207	458	397
Federal Home Loan Bank dividends	49	37	92	82
Federal funds sold and interest bearing deposits with banks	77	79	204	263

Total interest income	6,467	6,747	13,121	13,511
INTEREST EXPENSE
Deposits	1,983	2,513	4,260	5,027
Retail repurchase agreements	68	202	191	423
Advances from Federal Home Loan Bank	648	683	1,365	1,393

Total interest expense	2,699	3,398	5,816	6,843
Net interest income	3,768	3,349	7,305	6,668
Provision for loan losses	513	35	738	260

Net interest income after provision for loan losses	3,255	3,314	6,567	6,408
NON-INTEREST INCOME
Service charges on deposit accounts	678	641	1,309	1,208
Commission income	42	44	77	92
Gain on sale of mortgage loans	123	105	244	252
Mortgage brokerage fees	—	62	10	78
Increase in cash surrender value of life insurance	59	26	115	37
Other income	21	30	46	55

Total non-interest income	923	908	1,801	1,722

NON-INTEREST EXPENSE
Compensation and benefits	1,638	1,622	3,295	3,258
Occupancy and equipment	296	272	597	524
Data processing	214	229	432	451
Professional fees	148	101	283	206
Advertising	51	114	97	189
Other operating expenses	554	595	1,079	1,107

Total non-interest expense	2,901	2,933	5,783	5,735

Income before income taxes	1,277	1,289	2,585	2,395
Income tax expense	388	420	797	777

Net Income	$889	$869	$1,788	$1,618
OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss on securities:
Unrealized holding losses arising during the period	(771)	(422)	(211)	(335)
Less: reclassification adjustment	—	—	—	—

Other comprehensive loss	(771)	(422)	(211)	(335)

Comprehensive Income	$118	$447	$1,577	$1,283

Net income per common share, basic	$0.32	$0.31	$0.64	$0.57

Net income per common share, diluted	$0.32	$0.31	$0.63	$0.57

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,788	$1,618
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	25	8
Depreciation and amortization expense	426	371
Deferred income taxes	(35)	(75)
ESOP and stock compensation expense	97	90
Increase in cash value of life insurance	(115)	(37)
Provision for loan losses	738	260
Proceeds from sales of mortgage loans	15,245	14,350
Mortgage loans originated for sale	(15,938)	(11,823)
Net gain on sale of mortgage loans	(244)	(252)
Net gain on sale of land	(13)	—
Decrease in accrued interest receivable	423	103
Increase (decrease) in accrued interest payable	(403)	79
Net change in other assets/liabilities	62	(342)

Net Cash Provided By Operating Activities	2,056	4,350

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(15,340)	(9,394)
Proceeds from maturities of securities available for sale	11,416	5,008
Proceeds from maturities of securities held to maturity	943	8
Principal collected on mortgage-backed securities	3,377	2,159
Investment in cash surrender value of life insurance	—	(3,625)
Net decrease in loans receivable	4,752	1,072
Proceeds from sale of foreclosed real estate	469	680
Proceeds from sale of land	284	—
Purchase of premises and equipment	(716)	(474)

Net Cash Provided By (Used In) Investing Activities	5,185	(4,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,857	(8,291)
Net decrease in advances from Federal Home Loan Bank	(9,575)	(337)
Net decrease in retail repurchase agreements	(1,503)	(3,296)
Exercise of stock options	21	40
Purchase of treasury stock	(132)	(298)
Dividends paid	(981)	(959)

Net Cash Used In Financing Activities	(2,313)	(13,141)

Net Increase (Decrease) in Cash and Cash Equivalents	4,928	(13,357)
Cash and cash equivalents at beginning of period	15,055	24,468

Cash and Cash Equivalents at End of Period	$19,983	$11,111

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(1,277)	$(699)	$(349)	$(554)
Income tax benefit	506	277	138	219

Net of tax amount	(771)	(422)	(211)	(335)
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive loss	$(771)	$(422)	$(211)	$(335)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$889	$869	$1,788	$1,618

Shares:
Weighted average common shares outstanding	2,802,727	2,820,396	2,804,940	2,821,926

Net income per common share, basic	$0.32	$0.31	$0.64	$0.57

Diluted
Earnings:
Net income	$889	$869	$1,788	$1,618

Shares:
Weighted average common shares outstanding	2,802,727	2,820,396	2,804,940	2,821,926
Add: Dilutive effect of outstanding options	13,893	23,840	15,230	24,321
Add: Dilutive effect of restricted stock	—	—	—	17

Weighted average common shares outstanding, as adjusted	2,816,620	2,844,236	2,820,170	2,846,264

Net income per common share, diluted	$0.32	$0.31	$0.63	$0.57

4.	Stock Option Plan

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

For the six month periods ended June 30, 2008 and 2007, the Company recognized compensation expense of $15,000 and $16,000, respectively, related to its stock option plans as expense is recognized ratably over the five-year vesting period of the options. At June 30, 2008, there was $31,000 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash payments for:
Interest	$6,220	$6,764
Taxes	718	1,024
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	776	247

6.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of June 30, 2008. The Company had no liabilities measured at fair value as of June 30, 2008.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis
Securities available for sale	$—	$73,195	$—	$73,195

Assets Measured on a Nonrecurring Basis
Residential loans held for sale	—	—	1,195	1,195

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

There are no impaired loans reported at fair value in the consolidated balance sheet at June 30, 2008. There were no transfers in or out of the Company’s Level 3 financial assets for the six months ended June 30, 2008.

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation was effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company and its subsidiaries file a consolidated federal income tax return and the Company and Bank file a combined unitary return in the state of Indiana. The Company’s federal income tax returns have not been examined in the past five years and the 2005, 2006 and 2007 tax years are subject to federal examination. The Company’s Indiana state income tax returns for the years 2003, 2004 and 2005 were examined, with no changes made. The 2006 and 2007 Indiana state income tax returns are subject to examination. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during 2008 relative to any tax positions taken after January 1, 2007. The Company believes that its income tax filing positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Consequently, no reserves for uncertain income tax positions have been recorded.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2007, FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the presentation and disclosures in the Company’s consolidated financial statements.

In May 2008, FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the six months ended June 30, 2008, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2007.

Financial Condition

Total assets decreased from $453.2 million at December 31, 2007 to $452.2 million at June 30, 2008, a decrease of 0.2%.

Net loans receivable (excluding loans held for sale) decreased $6.1 million from $334.5 million at December 31, 2007 to $328.3 million at June 30, 2008. Residential mortgages (including construction loans) and commercial business loans decreased $7.8 million and $2.0 million, respectively, while commercial mortgage loans and consumer installment loans increased $3.2 million and $1.0 million, respectively.

Securities available for sale increased $204,000 from $73.0 million at December 31, 2007 to $73.2 million at June 30, 2008. Maturities and principal repayments of these securities totaled $11.4 million and $3.4 million, respectively. Purchases of $15.3 million of securities classified as available for sale were made during the period. Due to changing market interest rates, the portfolio experienced an unrealized loss in market value of $349,000 during the six months ended June 30, 2008.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Investment securities held-to-maturity decreased from $1.1 million at December 31, 2007 to $101,000 at June 30, 2008 due primarily to maturities of $943,000.

Cash and cash equivalents increased from $15.1 million at December 31, 2007 to $20.0 million at June 30, 2008. Cash and due from banks, interest bearing deposits with banks and federal funds sold increased $2.3 million, $1.4 million and $1.2 million, respectively, during the period. The excess liquidity resulted primarily from the repayment of loans outstanding.

Total deposits increased 3.0% from $328.2 million at December 31, 2007 to $338.0 million at June 30, 2008. Interest-bearing checking and savings deposits increased $17.4 million while time deposits decreased $10.1 million during the period. These changes can be partially attributed to customers not wanting to lock in to longer-term commitments while rates are at the current low levels. Rather, some have chosen to place those funds in interest-bearing demand accounts. Noninterest-bearing demand deposits also increased $2.4 million during the period due to growth in commercial and personal demand accounts.

Federal Home Loan Bank borrowings decreased from $60.7 million at December 31, 2007 to $51.1 million at June 30, 2008. The funds used to pay down the borrowings primarily came from the increase in deposits.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $15.6 million at December 31, 2007 to $14.1 million at June 30, 2008, due primarily to the withdrawal of funds by local municipalities.

Total stockholders’ equity increased from $45.7 million at December 31, 2007 to $46.3 million at June 30, 2008. This increase was primarily the result of retained net income of $807,000 and additional paid-in capital of $57,000 from stock option exercises and employee stock ownership plan compensation, partially offset by a net unrealized loss of $211,000 on securities available for sale and treasury stock repurchases of $132,000.

Results of Operations

Net Income for the six-month periods ended June 30, 2008 and 2007. Net income was $1.8 million ($0.63 per share diluted) for the six months ended June 30, 2008 compared to $1.6 million ($0.57 per share diluted) for the six months ended June 30, 2007. The Company experienced an increase in net interest income after the provision for loan losses and an increase in noninterest income, partially offset by an increase in noninterest expenses.

Net Income for the three-month periods ended June 30, 2008 and 2007. Net income was $889,000 ($0.32 per share diluted) for the three months ended June 30, 2008 compared to $869,000 ($0.31 per share diluted) for the same period in 2007. An increase in noninterest income and a decrease in noninterest expenses were partially offset by a decrease in net interest income after the provision for loan losses.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the six-month periods ended June 30, 2008 and 2007. Net interest income increased $637,000 to $7.3 million for the six months June 30, 2008 compared to $6.7 million for the six months ended June 30, 2007 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $390,000 during the six months ended June 30, 2008 compared to the same period in 2007. During the six months ended June 30, 2008, the average balance of interest-earning assets and their tax-equivalent yield were $424.3 million and 6.31%, respectively. During the same period in 2007, the average balance of those assets was $421.1 million and the tax-equivalent yield was 6.53%. This decrease in yield is due primarily to the Federal Reserve’s Open Market Committee lowering the fed funds rate by 325 basis points from September 2007 to April 2008.

Total interest expense decreased $1.0 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The average balance of interest-bearing liabilities increased from $365.5 million in 2007 to $370.5 million in 2008 while the average rate paid on these liabilities decreased from 3.74% in 2007 to 3.14% in 2008. As a result, the Bank’s tax-equivalent interest rate spread increased from 2.79% during the first six months of 2007 to 3.17% for the same period in 2008.

Net interest income for the three-month periods ended June 30, 2008 and 2007. Net interest income increased from $3.3 million for the three months ended June 30, 2007 to $3.8 million for the same period in 2008 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $280,000 for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to a decrease in the tax-equivalent yield of interest-earning assets. For the quarter ended June 30, 2007, those assets had a tax-equivalent yield of 6.57%, but the tax-equivalent yield decreased during the same period in 2008 to 6.25%.

Total interest expense decreased $699,000 for the three months ended June 30, 2008 compared to the same period in 2007. The average cost of interest-bearing liabilities decreased from 3.75% in 2007 to 2.93% in 2008. As a result, the tax-equivalent interest rate spread increased from 2.82% in the quarter ended June 30, 2007 to 3.32% during the same period in 2008.

Provision for loan losses. The provision for loan losses was $513,000 for the three-month period ended June 30, 2008 as compared to $35,000 for the same period in 2007. Net charge offs amounted to $337,000 and $171,000 for the three-month periods ended June 30, 2008 and 2007, respectively. The provision for loan losses was $738,000 for the six-month period ended June 30, 2008 as compared to $260,000 for the same period in 2007. During the six-month period ended June 30, 2008, gross loans receivable decreased $5.9 million while net charge offs amounted to $519,000. Net charge offs totaled $247,000 for the six-month period ended June 30, 2007. As stated earlier in this report, residential mortgages and commercial business loans decreased $7.8 million and $2.0 million, respectively while commercial mortgages and consumer installment loans increased $3.2 million and $1.0 million, respectively. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses and gives consideration to recent trends in qualitative factors including general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

The allowance for loan losses was $2.5 million at June 30, 2008 compared to $2.2 million at December 31, 2007. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2008, nonperforming loans amounted to $5.8 million compared to $5.7 million at December 31, 2007. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages in the amount of $1.1 million, consumer loans of $176,000, commercial loans amounting to $128,000, and commercial mortgages of $15,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2008 and December 31, 2007, nonaccrual loans amounted to $4.4 million and $4.9 million, respectively.

Noninterest income for the six-month periods ended June 30, 2008 and 2007. Noninterest income increased to $1.8 million for the six months ended June 30, 2008 from $1.7 million for the six months ended June 30, 2007. Service charges on deposit accounts and the earnings from bank-owned life insurance increased $101,000 and $78,000, respectively, when comparing the two periods. The increase in cash surrender value of bank-owned life insurance was due to the purchase of $3.6 million of bank-owned life insurance in May 2007.

Noninterest income for the three-month periods ended June 30, 2008 and 2007. Noninterest income for the quarter ended June 30, 2008 increased to $923,000 compared to $908,000 for the quarter ended June 30, 2007. Service charges on deposit accounts and the earnings from bank-owned life insurance increased $37,000 and $33,000, which was partially offset by a $62,000 decrease in mortgage brokerage fees when comparing the two periods.

Noninterest expense for the six-month periods ended June 30, 2008 and 2007. Noninterest expense increased to $5.8 million for the six months ended June 30, 2008 compared to $5.7 million for the same period in 2007. Professional fees and occupancy expenses increased $77,000 and $73,000, respectively, when comparing the two periods. Professional fees increased primarily due to an increase in legal fees relating to problem loan collections while the occupancy expense increase was primarily due to the opening of the Salem, Indiana branch in November 2007.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended June 30, 2008 and 2007. Noninterest expense for the quarter ended June 30, 2008 decreased $32,000 when compared to the quarter ended June 30, 2007. This decrease was primarily due to a decrease in advertising expense as the Bank eliminated its television advertising for 2008 and focused on additional direct advertising.

Income tax expense. Income tax expense for the six-month period ended June 30, 2008 was $797,000, compared to $777,000 for the same period in 2007. The effective tax rate decreased from 32.4% in 2007 to 30.8% in 2008. Income tax expense for the three-month period ended June 30, 2008 was $388,000, compared to $420,000 for the same quarter in 2007. The effective tax rate was 32.6% for the second quarter in 2007 compared to 30.4% for the same period in 2008. The decrease in the effective tax rates for 2008 compared to 2007 was primarily the result of an increase in tax exempt income due to increases in municipal securities and bank-owned life insurance held in 2008 compared to 2007.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2008, the Bank had cash and cash equivalents of $20.0 million and securities available-for-sale with a fair value of $73.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2008, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.7%, 8.7% and 14.0%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2008, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a sudden and sustained 100 basis point decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2007 and March 31, 2008, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of June 30, 2008 is unavailable for inclusion in this report.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2007
	Net Portfolio Value			Net Portfolio Value as a
Change In Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
			(Dollars in thousands)
300bp	$38,799	$(13,312)	(26)%	8.71%	(249	)bp
200bp	44,362	(7,749)	(15)	9.80	(140	)bp
100bp	49,195	(2,916)	(6)	10.70	(50	)bp
Static	52,111	—	—	11.20	—	bp
(100)bp	53,705	1,594	3	11.43	23	bp

	At March 31, 2008
	Net Portfolio Value			Net Portfolio Value as a
Change In Rates	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				NPV Ratio	Change
			(Dollars in thousands)
300bp	$41,524	$(9,968)	(19)%	9.18%	(178	)bp
200bp	45,968	(5,524)	(11)	10.01	(95	)bp
100bp	49,257	(2,235)	(4)	10.60	(36	)bp
Static	51,492	—	—	10.96	—	bp
(100)bp	52,176	684	1	11.03	7	bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing interest rates, but would be expected to increase in the event of sudden and sustained decrease in rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2008, approximately 62% of the loan portfolio consisted of fixed-rate loans.

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

PART I - ITEM 4T

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Bank’s internal control over financial reporting as of June 30, 2008 is effective.

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

The Company’s annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2008	6,231	$16.20	6,231	26,940
May 1 through May 31, 2008	640	$14.07	640	26,300
June 1 through June 30, 2008	500	$14.50	500	25,800

Total	7,371	$15.90	7,371

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

The Annual Meeting of Stockholders of the Company was held on May 14, 2008. There were 2,813,856 shares entitled to vote at the time of the annual meeting. Holders of 2,144,219 shares were represented at the meeting. The results of the vote on the matters presented at the meeting were as follows:

1.	The following individuals were elected as directors:

Name	Vote For	Vote Withheld	Term to Expire
J. Gordon Pendleton	1,929,536	214,683	2011
Gerald L. Uhl	1,931,393	212,826	2011
Dennis L. Huber	1,931,227	212,992	2011
William W. Harrod	1,932,902	211,317	2011

The terms of directors John W. Buschemeyer, Kenneth R. Saulman, Kathryn W. Ernstberger, Samuel E. Uhl, Mark D. Shireman, Michael L. Shireman, James S. Burden and James E. Nett continued after the annual meeting.

2.	The appointment of Monroe Shine & Co., Inc. as auditors for the Company for the fiscal year ending December 31, 2008 was ratified by stockholders by the following vote:

For 2,120,441; Against 14,143; Abstain 9,635

Item 5.	Other Information

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 12, 2008	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated August 12, 2008	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer