Form 10-Q
period 2008-09-30
FIRST CAPITAL INC
filed 2008-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐

	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,797,240 shares of common stock were outstanding as of October 31, 2008.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(In thousands)
ASSETS
Cash and due from banks	$13,145	$10,010
Interest bearing deposits with banks	4,319	4,646
Federal funds sold	747	399

Total cash and cash equivalents	18,211	15,055
Securities available for sale, at fair value	70,233	72,991
Securities-held to maturity	87	1,050
Loans, net	326,041	334,463
Loans held for sale	457	258
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	1,318	833
Premises and equipment	11,058	10,612
Accrued interest receivable	2,172	2,549
Cash value of life insurance	5,294	5,124
Goodwill	5,386	5,386
Core deposit intangibles	262	317
Other assets	1,316	990

Total Assets	$445,386	$453,179

LIABILITIES
Deposits:
Noninterest-bearing	$40,318	$35,292
Interest-bearing	294,354	292,859

Total Deposits	334,672	328,151

Retail repurchase agreements	7,485	15,562
Advances from Federal Home Loan Bank	53,830	60,694
Accrued interest payable	1,371	1,902
Accrued expenses and other liabilities	1,634	1,134

Total Liabilities	398,992	407,443

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,128,502 shares (3,125,563 shares in 2007)	31	31
Additional paid-in capital	23,960	23,863
Retained earnings-substantially restricted	29,392	28,284
Unearned ESOP shares	(30)	(121)
Accumulated other comprehensive income	(418)	(53)
Less treasury stock, at cost - 329,073 shares (310,924 shares in 2007)	(6,541)	(6,268)

Total Stockholders’ Equity	46,394	45,736

Total Liabilities and Stockholders’ Equity	$445,386	$453,179

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,555	$5,924	$16,802	$17,511
Securities:
Taxable	550	597	1,670	1,779
Tax-exempt	234	207	692	604
Federal Home Loan Bank dividends	46	39	138	121
Fed funds sold and interest bearing deposits with banks	21	22	225	285

Total interest income	6,406	6,789	19,527	20,300
INTEREST EXPENSE
Deposits	1,851	2,532	6,111	7,559
Retail repurchase agreements	42	125	233	548
Advances from Federal Home Loan Bank	613	799	1,978	2,192

Total interest expense	2,506	3,456	8,322	10,299
Net interest income	3,900	3,333	11,205	10,001
Provision for loan losses	602	118	1,340	378

Net interest income after provision for loan losses	3,298	3,215	9,865	9,623
NON-INTEREST INCOME
Service charges on deposit accounts	689	662	1,998	1,870
Commission income	46	39	123	131
Gain on sale of mortgage loans	124	106	368	358
Mortgage brokerage fees	1	18	11	96
Increase in cash surrender value of life insurance	55	56	170	93
Other income	13	18	59	73

Total non-interest income	928	899	2,729	2,621

NON-INTEREST EXPENSE
Compensation and benefits	1,704	1,600	4,999	4,858
Occupancy and equipment	302	272	899	796
Data processing	215	233	647	684
Professional fees	163	112	446	318
Advertising	64	93	161	282
Other operating expenses	621	502	1,700	1,609

Total non-interest expense	3,069	2,812	8,852	8,547

Income before income taxes	1,157	1,302	3,742	3,697
Income tax expense	354	409	1,151	1,186

Net Income	$803	$893	$2,591	$2,511
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(154)	522	(365)	187
Less: reclassification adjustment	—	—	—	—

Other comprehensive income (loss)	(154)	522	(365)	187

Comprehensive Income	$649	$1,415	$2,226	$2,698

Net income per common share, basic	$0.29	$0.32	$0.92	$0.89

Net income per common share, diluted	$0.29	$0.32	$0.92	$0.88

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,591	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	59	12
Depreciation and amortization expense	646	561
Deferred income taxes	(167)	(73)
ESOP and stock compensation expense	167	133
Increase in cash value of life insurance	(170)	(94)
Provision for loan losses	1,340	378
Proceeds from sales of mortgage loans	25,283	20,907
Mortgage loans originated for sale	(25,114)	(18,397)
Net gain on sale of mortgage loans	(368)	(358)
Net gain on sale of land	(13)	—
(Increase) decrease in accrued interest receivable	377	(24)
Decrease in accrued interest payable	(531)	(58)
Net change in other assets/liabilities	539	(157)

Net Cash Provided By Operating Activities	4,639	5,341

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(19,621)	(11,037)
Proceeds from maturities of securities available for sale	16,975	7,208
Proceeds from maturities of securities held to maturity	953	48
Principal collected on mortgage-backed securities	4,792	3,226
Investment in cash surrender value of life insurance	—	(3,625)
Net (increase) decrease in loans receivable	5,983	(5)
Proceeds from sale of foreclosed real estate	614	680
Proceeds from sale of land	284	—
Purchase of premises and equipment	(1,307)	(948)

Net Cash Provided By (Used In) Investing Activities	8,673	(4,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,521	(6,686)
Net increase (decrease) in advances from Federal Home Loan Bank	(6,864)	6,033
Net decrease in retail repurchase agreements	(8,077)	(10,662)
Exercise of stock options	21	40
Purchase of treasury stock	(273)	(410)
Dividends paid	(1,484)	(1,436)

Net Cash Used In Financing Activities	(10,156)	(13,121)

Net Increase (Decrease) in Cash and Cash Equivalents	3,156	(12,233)
Cash and cash equivalents at beginning of period	15,055	24,468

Cash and Cash Equivalents at End of Period	$18,211	$12,235

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

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following tables set forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(255)	$864	$(605)	$310
Income tax benefit (expense)	101	(342)	240	(123)

Net of tax amount	(154)	522	(365)	187
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income (loss)	$(154)	$522	$(365)	$187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$803	$893	$2,591	$2,511

Shares:
Weighted average common shares outstanding	2,800,598	2,813,043	2,803,220	2,818,922

Net income per common share, basic	$0.29	$0.32	$0.92	$0.89

Diluted
Earnings:
Net income	$803	$893	$2,591	$2,511

Shares:
Weighted average common shares outstanding	2,800,598	2,813,043	2,803,220	2,818,922
Add: Dilutive effect of outstanding options	13,297	20,691	14,184	23,224
Add: Dilutive effect of restricted stock	—	—	—	11

Weighted average common shares outstanding, as adjusted	2,813,895	2,833,734	2,817,404	2,842,157

Net income per common share, diluted	$0.29	$0.32	$0.92	$0.88

4.	Stock Option Plan

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

For the nine month periods ended September 30, 2008 and 2007, the Company recognized compensation expense of $46,000 and $24,000, respectively, related to its stock option plans as expense is recognized ratably over the five-year vesting period of the options. At September 30, 2008, there was no unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash payments for:
Interest	$8,853	$10,357
Taxes	1,112	1,439

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	1,289	628

6.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of September 30, 2008. The Company had no liabilities measured at fair value as of September 30, 2008.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis
Securities available for sale	$—	$70,233	$—	$70,233

Assets Measured on a Nonrecurring Basis
Residential loans held for sale	—	—	457	457

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

There are no impaired loans reported at fair value in the consolidated balance sheet at September 30, 2008. There were no transfers in or out of the Company’s Level 3 financial assets for the nine months ended September 30, 2008.

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation were effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company and its subsidiaries file a consolidated federal income tax return and the Company and Bank file a combined unitary return in the state of Indiana. The Company’s federal income tax returns have not been examined in the past five years and the 2005, 2006 and 2007 tax years are subject to federal examination. The Company’s Indiana state income tax returns for the years 2003, 2004 and 2005 were examined, with no changes made. The 2006 and 2007 Indiana state income tax returns are subject to examination. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during 2008 relative to any tax positions taken after January 1, 2007. The Company believes that its income tax filing positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Consequently, no reserves for uncertain income tax positions have been recorded.

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

Critical Accounting Policies

During the nine months ended September 30, 2008, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as presented in the annual report on Form 10-K for the year ended December 31, 2007.

Financial Condition

Total assets decreased from $453.2 million at December 31, 2007 to $445.4 million at September 30, 2008, a decrease of 1.7%.

Net loans receivable (excluding loans held for sale) decreased $8.4 million from $334.5 million at December 31, 2007 to $326.0 million at September 30, 2008. Residential mortgages (including construction loans) and commercial business loans decreased $12.7 million and $1.5 million, respectively, while commercial mortgage loans and consumer installment loans increased $5.0 million and $2.4 million, respectively.

Securities available for sale decreased $2.8 million from $73.0 million at December 31, 2007 to $70.2 million at September 30, 2008. Maturities and principal repayments of these securities totaled $17.0 million and $4.8 million, respectively. Purchases of $19.6 million of securities classified as available for sale were made during the period. Due to changing market interest rates, the portfolio experienced an unrealized loss in market value of $605,000 during the nine months ended September 30, 2008.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Investment securities held-to-maturity decreased from $1.1 million at December 31, 2007 to $87,000 at September 30, 2008 due primarily to maturities of $953,000.

Cash and cash equivalents increased from $15.1 million at December 31, 2007 to $18.2 million at September 30, 2008. Cash and due from banks increased $3.1 million during the period. The excess liquidity resulted primarily from the repayment of loans outstanding.

Total deposits increased 2.0% from $328.2 million at December 31, 2007 to $334.7 million at September 30, 2008. Interest-bearing checking and savings deposits increased $13.7 million while time deposits decreased $12.2 million during the period. These changes can be partially attributed to customers not wanting to lock in to longer-term commitments while interest rates are at the current low levels. Rather, some have chosen to place those funds in interest-bearing demand accounts. Noninterest-bearing demand deposits also increased $4.5 million during the period primarily due to growth in commercial demand accounts.

Federal Home Loan Bank borrowings decreased from $60.7 million at December 31, 2007 to $53.8 million at September 30, 2008. The funds used to pay down the borrowings primarily came from the increase in deposits.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $15.6 million at December 31, 2007 to $7.5 million at September 30, 2008, due primarily to the withdrawal of funds by local municipalities.

Total stockholders’ equity increased from $45.7 million at December 31, 2007 to $46.4 million at September 30, 2008. This increase was primarily the result of retained net income of $1.1 million and additional paid-in capital of $97,000 from stock option exercises and employee stock ownership plan compensation, partially offset by a net unrealized loss of $365,000 on securities available for sale and treasury stock repurchases of $273,000.

Results of Operations

Net Income for the nine-month periods ended September 30, 2008 and 2007. Net income was $2.6 million ($0.92 per share diluted) for the nine months ended September 30, 2008 compared to $2.5 million ($0.88 per share diluted) for the nine months ended September 30, 2007. The Company experienced an increase in net interest income after the provision for loan losses and an increase in noninterest income, partially offset by an increase in noninterest expenses.

Net Income for the three-month periods ended September 30, 2008 and 2007. Net income was $803,000 ($0.29 per share diluted) for the three months ended September 30, 2008 compared to $893,000 ($0.32 per share diluted) for the same period in 2007. An increase in noninterest expenses was partially offset by increases in noninterest income and net interest income after the provision for loan losses.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the nine-month periods ended September 30, 2008 and 2007. Net interest income increased $1.2 million to $11.2 million for the nine months ended September 30, 2008 compared to $10.0 million for the nine months ended September 30, 2007 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $773,000 during the nine months ended September 30, 2008 compared to the same period in 2007. During the nine months ended September 30, 2008, the tax-equivalent yield of interest-earning assets was 6.33%. During the same period in 2007, the tax-equivalent yield of those assets was 6.57%. This decrease in yield is due primarily to the Federal Reserve’s Open Market Committee lowering the fed funds rate by 325 basis points from September 2007 to April 2008.

Total interest expense decreased $2.0 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The average rate paid on interest-bearing liabilities decreased from 3.77% in 2007 to 3.03% in 2008. As a result, the Bank’s tax-equivalent interest rate spread increased from 2.80% during the first nine months of 2007 to 3.30% for the same period in 2008.

Net interest income for the three-month periods ended September 30, 2008 and 2007. Net interest income increased from $3.3 million for the three months ended September 30, 2007 to $3.9 million for the same period in 2008 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $383,000 for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in the tax-equivalent yield of interest-earning assets. For the quarter ended September 30, 2007, those assets had a tax-equivalent yield of 6.66%, but the tax-equivalent yield decreased during the same period in 2008 to 6.36%.

Total interest expense decreased $950,000 for the three months ended September 30, 2008 compared to the same period in 2007. The average cost of interest-bearing liabilities decreased from 3.82% in 2007 to 2.81% in 2008. As a result, the tax-equivalent interest rate spread increased from 2.84% in the quarter ended September 30, 2007 to 3.55% during the same period in 2008.

Provision for loan losses. The provision for loan losses was $602,000 for the three-month period ended September 30, 2008 as compared to $118,000 for the same period in 2007. Net charge offs amounted to $195,000 and $175,000 for the three-month periods ended September 30, 2008 and 2007, respectively. The provision for loan losses was $1.3 million for the nine-month period ended September 30, 2008 as compared to $378,000 for the same period in 2007. During the nine-month period ended September 30, 2008, gross loans receivable decreased $7.9 million while net charge offs amounted to $817,000. Net charge offs totaled $423,000 for the nine-month period ended September 30, 2007. As stated earlier in this report, residential mortgage and commercial business loans decreased $12.7 million and $1.5 million, respectively, while commercial mortgage and consumer installment loans increased $5.0 million and $2.4 million, respectively. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses and gives consideration to recent trends in qualitative factors including general economic conditions such as depreciating collateral values, job losses and continued pressure on household budgets in the Bank’s market area.

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

The allowance for loan losses was $2.8 million at September 30, 2008 compared to $2.2 million at December 31, 2007. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2008, nonperforming loans amounted to $5.0 million compared to $5.7 million at December 31, 2007. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages in the amount of $859,000, commercial mortgages of $165,000, consumer loans amounting to $126,000, and commercial loans of $27,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2008 and December 31, 2007, nonaccrual loans amounted to $3.8 million and $4.9 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2008 and 2007. Noninterest income increased to $2.7 million for the nine months ended September 30, 2008 from $2.6 million for the nine months ended September 30, 2007. Service charges on deposit accounts and the earnings from bank-owned life insurance increased $128,000 and $77,000, respectively, when comparing the two periods. The increase in cash surrender value of bank-owned life insurance was due to the purchase of $3.6 million of bank-owned life insurance in May 2007.

Noninterest income for the three-month periods ended September 30, 2008 and 2007. Noninterest income for the quarter ended September 30, 2008 increased to $928,000 compared to $899,000 for the quarter ended September 30, 2007. Service charges on deposit accounts increased $27,000 when comparing the two periods.

Noninterest expense for the nine-month periods ended September 30, 2008 and 2007. Noninterest expense increased to $8.9 million for the nine months ended September 30, 2008 compared to $8.5 million for the same period in 2007. Compensation and benefits and professional fees increased $141,000 and $128,000, respectively, when comparing the two periods. Compensation and benefits increased primarily due to normal salary increases while professional fees increased primarily due to an increase in legal fees relating to problem loan collections.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended September 30, 2008 and 2007. Noninterest expense for the quarter ended September 30, 2008 increased $257,000 when compared to the quarter ended September 30, 2007. This increase was primarily due to increases in other operating expenses and compensation and benefits of $119,000 and $104,000, respectively. The increase in operating expenses was primarily due to increases in the cost of FDIC insurance and in expenses related to the maintenance and sale of foreclosed real estate properties. The increase in FDIC insurance is due to the Bank exhausting its one-time FDIC credit assessment on deposits in existence as of December 31, 1996.

Income tax expense. Income tax expense for the nine-month periods ended September 30, 2008 and September 30, 2007 were each $1.2 million. The effective tax rate decreased from 32.1% in 2007 to 30.8% in 2008. Income tax expense for the three-month period ended September 30, 2008 was $354,000, compared to $409,000 for the same quarter in 2007. The effective tax rate was 31.4% for the third quarter in 2007 compared to 30.6% for the same period in 2008. The decrease in the effective tax rates for 2008 compared to 2007 was primarily the result of an increase in tax exempt income due to increases in municipal securities and bank-owned life insurance held in 2008 compared to 2007.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2008, the Bank had cash and cash equivalents of $18.2 million and securities available-for-sale with a fair value of $70.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of September 30, 2008, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.9%, 8.9% and 14.2%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2008, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2008, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2007 and June 30, 2008, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of September 30, 2008 is unavailable for inclusion in this report.

19

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2007
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$38,799	$(13,312)	(26)%	8.71%	(249	)bp
200bp	44,362	(7,749)	(15)	9.80	(140	)bp
100bp	49,195	(2,916)	(6)	10.70	(50	)bp
Static	52,111	—	—	11.20	—	bp
(100)bp	53,705	1,594	3	11.43	23	bp

	At June 30, 2008
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$43,813	$(12,325)	(22)%	9.76%	(226	)bp
200bp	48,771	(7,367)	(13)	10.70	(132	)bp
100bp	53,047	(3,091)	(6)	11.48	(54	)bp
Static	56,138	—	—	12.02	—	bp
(100)bp	58,058	1,920	3	12.31	29	bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing interest rates, but would be expected to increase in the event of sudden and sustained decrease in rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At September 30, 2008, approximately 60% of the loan portfolio consisted of fixed-rate loans.

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

PART I - ITEM 4T

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC.

Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2008	6,765	$14.02	6,765	19,035

August 1 through August 31, 2008	2,620	$14.91	2,620	240,390

September 1 through September 30, 2008	462	$15.70	462	239,928

Total	9,847	$14.33	9,847

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

On January 4, 2001, the Company announced a stock repurchase program to purchase up to 101,000 shares of its outstanding common stock. On September 30, 2002, the Board of Directors authorized an increase in the stock repurchase program in connection with the merger of Hometown Bancshares whereby the Company would purchase up to 345,000 shares of its outstanding common stock. On August 19, 2008, the Board of Directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. That number includes the 16,467 that remain for repurchase under the repurchase program authorized in 2002. The stock repurchase program expires upon the purchase of the maximum number of shares authorized under the program.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Second Amended and Restated Bylaws of First Capital, Inc. (6)

10.1	Employment Agreement with Samuel E. Uhl (2)

10.2	Employment Agreement with Michael C. Frederick (2)

10.3	Employment Agreement with Joel E. Voyles (2)

10.4	Employee Severance Compensation Plan (3)

10.5	First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.6	First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.7	1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.8	Employment Agreement with William W. Harrod (2)

11.0	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on August 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2008	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated November 14, 2008	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President and Treasurer