Form 10-K
period 2008-12-31
FIRST CAPITAL INC
filed 2009-03-30
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $37.3 million, based upon the closing price of $14.70 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 19, 2009 was 2,782,381.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Annual Report of Stockholders and of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

General

First Capital, Inc. (the “Company” or “First Capital”) was incorporated under Indiana law on September 11, 1998. On December 31, 1998, the Company became the holding company for First Federal Bank, A Federal Savings Bank (the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (the “MHC”), from a federal mutual holding company to a stock holding company. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger. On March 20, 2003, the Company consummated its acquisition of Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana.

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

Availability of Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s Internet website, www.firstharrison.com, as soon as practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The contents of the Company’s website shall not be incorporated by reference into this Form 10-K or into any reports the Company files with or furnishes to the Securities and Exchange Commission.

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

Lending Activities

General. The Bank is in the process of transforming the composition of its balance sheet from that of a traditional thrift institution to that of a commercial bank. On the asset side, this is being accomplished in part by selling in the secondary market the newly-originated qualified fixed-rate residential mortgage loans while retaining variable rate residential mortgage loans in the portfolio. This transformation is also enhanced by an expanded commercial lending staff dedicated to growing commercial real estate and commercial business loans. The Bank also continues to originate consumer loans and residential construction loans for the loan portfolio.

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$150,576	45.96%	$161,554	47.11%	$173,806	50.86%	$178,329	53.93%	$179,816	55.10%
Land	9,475	2.89	12,032	3.51	12,581	3.68	7,772	2.35	6,696	2.05
Commercial real estate	65,367	19.95	64,878	18.92	48,520	14.20	38,896	11.76	38,654	11.84
Residential construction(2)	9,577	2.92	12,963	3.78	17,435	5.10	19,513	5.90	23,215	7.11

Total mortgage loans	234,995	71.72	251,427	73.32	252,342	73.84	244,510	73.94	248,381	76.10

Consumer Loans:
Home equity and second mortgage loans	43,031	13.14	41,035	11.97	39,483	11.55	36,951	11.18	35,385	10.84
Automobile loans	16,523	5.04	15,645	4.56	15,637	4.57	14,526	4.39	13,726	4.20
Loans secured by savings accounts	1,972	0.60	2,406	0.70	2,263	0.66	1,950	0.59	1,611	0.49
Unsecured loans	2,807	0.86	2,848	0.83	2,895	0.85	2,932	0.89	2,307	0.71
Other(3)	5,419	1.65	5,349	1.56	4,406	1.29	5,142	1.56	4,154	1.27

Total consumer loans	69,752	21.29	67,283	19.62	64,684	18.92	61,501	18.61	57,183	17.51

Commercial business loans	22,881	6.99	24,210	7.06	24,730	7.24	24,626	7.45	20,866	6.39

Total gross loans	327,628	100.00%	342,920	100.00%	341,756	100.00%	330,637	100.00%	326,430	100.00%

Less:
Due to borrowers on loans in process	2,828		6,430		6,029		6,197		6,933
Deferred loan fees net of direct costs	(247)		(205)		(168)		(117)		(67)
Allowance for loan losses	2,662		2,232		2,320		2,104		2,478

Total loans, net	$322,385		$334,463		$333,575		$322,453		$317,086

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties are an immaterial portion of the residential loan portfolio. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. During 2005, the Bank hired a mortgage banking manager, charged with hiring more mortgage originators and increasing the Bank’s secondary market business in Southern Indiana. For the year ended December 31, 2008, the Bank originated and funded $33.3 million of residential mortgage loans for sale in the secondary market. The Bank also originated $1.0 million of residential mortgage loans as an agent for a third-party mortgage company. The third-party mortgage company funded such originations and the Bank received a fee for each loan funded by the third party mortgage company. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2008, speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $2.0 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $17.5 million at December 31, 2008, of which $11.1 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2008, the Bank granted approximately $739,000 of credit to customers of the dealership and such loans had an aggregate outstanding balance of $648,000 at December 31, 2008. At December 31, 2008, 10 loans were delinquent 30 days or more with an aggregate outstanding balance of $78,000.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$12,850	$15,198	$15,423	$34,371	$24,283	$48,451	$150,576
Commercial real estate and land loans	14,144	15,462	9,997	15,680	9,677	9,882	74,842
Residential construction(1)	9,577	—	—	—	—	—	9,577
Consumer loans	16,559	24,882	23,191	4,645	176	299	69,752
Commercial business	8,630	8,073	3,412	2,158	384	224	22,881

Total gross loans	$61,760	$63,615	$52,023	$56,854	$34,520	$58,856	$327,628

(1)	Includes construction loans for which the Bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2009, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$94,273	$43,453
Commercial real estate and land loans	24,139	36,559
Residential construction	—	—
Consumer loans	31,133	22,060
Commercial business	8,328	5,923

Total gross loans	$157,873	$107,995

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $11.7 million at December 31, 2008.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2008, the Bank had outstanding letters of credit of $3.0 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $247,000 of net deferred loan costs at December 31, 2008.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2008, the Bank had commitments to originate $2.3 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the dates indicated. At each date shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (“SFAS”) No. 15.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$2,013	$1,684	$797	$792	$882
Commercial real estate	2,088	2,674	2,192	805	485
Commercial business	82	397	48	92	525
Consumer	258	124	208	217	183

Total	4,441	4,879	3,245	1,906	2,075

Loans past due 90 days on accrual status:
Residential real estate	735	633	776	663	706
Commercial real estate	27	—	—	409	671
Commercial business	—	23	144	48	70
Consumer	330	160	205	173	38

Total	1,092	816	1,125	1,293	1,485

Foreclosed real estate, net	881	833	941	749	442

Total nonperforming assets	$6,414	$6,528	$5,311	$3,948	$4,002

Total loans delinquent 90 days or more to net loans	1.72%	1.70%	1.31%	0.99%	1.12%

Total loans delinquent 90 days or more to total assets	1.21%	1.26%	0.96%	0.73%	0.84%

Total nonperforming assets to total assets	1.40%	1.44%	1.16%	0.90%	0.94%

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $238,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2008.

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

At December 31, 2008, 2007 and 2006, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	4,441	4,879	42
Substandard	9,148	3,857	4,741
Special mention	7,689	5,111	4,421

Loans classified as impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Impaired loans with related allowance	$3,201	$2,678	$1,657
Impaired loans with no allowance	2,332	3,017	2,713

Total impaired loans	$5,533	$5,695	$4,370

Allowance for loan losses:
Related to impaired loans	$19	$555	$516
Related to other loans	1,943	1,677	1,804

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2008, the Bank had foreclosed real estate totaling $881,000.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$2,232	$2,320	$2,104	$2,478	$2,433
Provision for loan losses	1,570	558	810	563	510

	3,802	2,878	2,914	3,041	2,943

Recoveries:
Residential real estate	4	2	14	—	—
Commercial real estate	—	—	—	—	—
Commercial business	13	13	4	—	—
Consumer	179	121	92	124	56

Total recoveries	196	136	110	124	56

Charge-offs:
Residential real estate	357	216	87	182	129
Commercial real estate	96	36	57	114	162
Commercial business	210	77	115	459	20
Consumer	673	453	445	306	210

Total charge-offs	1,336	782	704	1,061	521

Net (charge-offs) recoveries	(1,140)	(646)	(594)	(937)	(465)

Balance at end of period	$2,662	$2,232	$2,320	$2,104	$2,478

Ratio of allowance to total loans outstanding at the end of the period	0.81%	0.65%	0.68%	0.64%	0.76%

Ratio of net charge-offs to average loans outstanding during the period	0.35%	0.19%	0.18%	0.29%	0.15%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$608	48.88%	$440	50.89%	$539	55.96%	$474	59.83%	$446	62.21%
Commercial real estate and land loans	737	22.84	764	22.43	697	17.88	373	14.11	455	13.89
Commercial business	240	6.99	200	7.06	209	7.24	496	7.45	827	6.39
Consumer	1,077	21.29	828	19.62	875	18.92	761	18.61	750	17.51
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,662	100.00%	$2,232	100.00%	$2,320	100.00%	$2,104	100.00%	$2,478	100.00%

(1)	Includes residential construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio, securities with a book value of $912,000 have adjustable rates as of December 31, 2008.

At December 31, 2008, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2008				2007				2006
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Municipal:
Due in one year or less	$21	$20	0.03%	10.23%	$44	$43	0.07%	9.77%	$42	$40	0.06%	9.76%
Due after one year through five years	37	35	0.04%	10.23	150	144	0.19	9.66	191	183	0.25	9.74
Due after five years through ten years	—	—	—	—	236	216	0.29	8.35	137	128	0.17	8.14
Due after ten years	—	—	—	—	668	605	0.82	8.33	784	705	0.96	8.02
Mortgage-backed securities(3)	31	31	0.04%	4.08%	41	42	0.06	4.96%	60	62	0.08	4.28

	$89	$86	0.11%		$1,139	$1,050	1.43%		$1,214	$1,118	1.52%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$4,055	$4,000	4.86%	3.89%	$11,434	$11,495	15.51%	3.83%	$6,939	$6,981	9.51%	3.90%
Due after one year through five years	16,798	16,572	20.12	3.39	12,900	12,926	17.44	4.33	24,541	24,955	34.01	3.98
Due after five years through ten years	4,606	4,545	5.52	4.32	—	—	—	—	—	—	—	—
Due after ten years through fifteen years	—	—	—	—	986	1,000	1.35	5.75	952	1,000	1.36	5.55

Mortgage-backed securities (3)	31,892	31,578	38.32	4.76	24,343	24,356	32.85	4.82	19,663	20,045	27.31	4.45

Municipal:
Due in one year or less	1,481	1,476	1.79	4.54	891	890	1.20	6.53	916	915	1.25	6.30
Due after one year through five years	6,585	6,467	7.85	5.28	7,551	7,515	10.14	5.61	6,374	6,414	8.74	5.59
Due after five years through ten years	4,589	4,558	5.53	5.73	4,225	4,191	5.65	6.54	5,344	5,339	7.27	6.48
Due after ten years	11,223	11,460	13.91	5.83	9,132	9,140	12.33	6.48	5,178	5,153	7.02	6.70

Corporate notes:
Due in one year or less	—	—	—	N/A	—	—	—	N/A	—	—	—	N/A

Equity securities:
Mutual funds	1,504	1,637	1.99	N/A	1,529	1,559	2.10	N/A	1,455	1,478	2.01	N/A

	$82,733	$82,293	99.89%		$72,991	$73,072	98.57%		$71,362	$72,280	98.48%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2008.

Amount at December 31, 2008
Maturity Period	(Dollars in thousands)
Three months or less	$6,272
Over three through six months	8,540
Over six through 12 months	15,429
Over 12 months	14,064

Total	$44,305

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2008			2007			2006
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$36,768	10.33%	$1,476	$35,292	10.75%	$(926)	$36,218	10.94%	$1,108
NOW accounts	109,292	30.71	38,718	70,574	21.51	18,186	52,388	15.82	(2,169)
Savings accounts	36,367	10.22	7,285	29,082	8.86	(1,003)	30,085	9.09	(2,112)
Money market accounts	17,443	4.90	(8,919)	26,362	8.03	(14,160)	40,522	12.24	2,975
Fixed rate time deposits which mature:
Within one year	101,282	28.46	(10,415)	111,697	34.04	11,349	100,348	30.29	34,542
After one year, but within three years	41,964	11.79	(5,986)	47,950	14.61	(5,003)	52,953	15.99	(12,650)
After three years, but within five years	12,069	3.39	5,586	6,483	1.98	(11,399)	17,882	5.40	(7,502)
After five years	644	0.18	(7)	651	0.20	(31)	682	0.21	(242)
Club accounts	62	0.02	2	60	0.02	(5)	65	0.02	(71)

Total	$355,891	100.00%	$27,740	$328,151	100.00%	$(2,992)	$331,143	100.00%	$13.879

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2008.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00% — 0.99%	$68	$—	$—	$—	$68	0.04%
1.00% — 1.99%	6,177	334	—	—	6,511	4.17
2.00% — 2.99%	19,203	3,631	3,079	—	25,913	16.62
3.00% — 3.99%	32,513	17,777	2,274	315	52,879	33.91
4.00% — 4.99%	42,194	16,720	6,640	215	65,769	42.17
5.00% — 5.99%	1,126	3,498	76	114	4,814	3.09
6.00% — 6.99%	—	—	—	—	—	0.00
7.00% — 7.99%	1	—	—	—	1	0.00
8.00% — 8.99%	—	4	—	—	4	0.00

Total	$101,282	$41,964	$12,069	$644	$155,959	100.00%

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

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum balance at any month end	$60,294	$65,624	$62,211

Average balance	53,639	59,722	58,562

Period end balance	47,830	60,694	59,461

Weighted average interest rate:
At end of period	4.68%	4.73%	4.88%

During the period	4.78%	4.92%	4.92%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum balance at any month end	$17,698	$18,071	$24,346

Average balance	11,759	13,137	16,821

Period end balance	4,552	15,562	19,228

Weighted average interest rate:
At end of period	1.00%	2.76%	5.38%

During the period	2.11%	4.81%	5.00%

Subsidiary Activities

The Bank is the Company’s only subsidiary. The Bank is wholly owned by the Company. The Bank has organized three wholly-owned subsidiaries to manage a portion of the investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. was incorporated on July 3, 2008 to hold a portion of the Bank’s real estate mortgage loan portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc.

Personnel

As of December 31, 2008, the Bank had 122 full-time employees and 19 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. The Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer.

The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Certain regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein. The summary of statutory provisions and regulations applicable to savings associations and their holding companies set forth below or elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Holding Company Regulation

The Company is a unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “Federal Savings Association Regulation—QTL Test.” The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings association after May 4, 1999 unless the company engages only in the financial activities permitted for financial holding companies under the law (which includes those permitted for bank holding companies) or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specified that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings association subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

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

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings associations. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the Change in Control Act, the Office of Thrift Supervision generally has

60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Association Regulation

Business Activities. The activities of federal savings associations are governed by federal law and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2008, the Bank met each of its capital requirements.

The following table presents the Bank’s capital position at December 31, 2008.

				Capital
	Actual Capital	Required Capital	Excess Amount	Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$40,854	$6,821	$34,033	8.98%	1.50%

Core (Leverage)	40,854	18,188	22,666	8.98%	4.00%

Risk-based	42,797	23,186	19,611	14.77%	8.00%

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation has proposed further refinements to its risk-based assessment that would be effective April 1, 2009 and would make the range eight to 77 1/2 basis points. The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012. The Bank has elected to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company have elected not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds. That payment is established quarterly and for the year ended December 31, 2008 averaged 1.12 basis points of assessable deposits.

Federal law also provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. The Bank’s remaining one-time credit was $198,000 and, of that, no credit remains at December 31,

2008. Federal law also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

The ratio, which is viewed by the Federal Deposit Insurance Corporation as the long term level that the fund should achieve, has been established by the agency at 1.25% for 2009; which was unchanged from 2008.

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

QTL Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also defined to include education, credit card and small business loans) in at least 9 months out of each 12 month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2008, the Bank maintained 78% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank including the Company and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws restrict both the individual and aggregate amount of loans that the Bank, may make to insiders based, in part, on the Bank’s capital position and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis (including consolidated subsidiaries), are computed based upon the savings association’s total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by the Bank for the fiscal year ended December 31, 2008 totaled $116,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2008 of $3.6 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2009, the regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. These amounts are adjusted annually. The Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Above average interest rate risk associated with fixed-rate loans

At December 31, 2008, approximately 32.8% of the Bank’s assets consisted of residential mortgage loans held for investment. Such loans represented 46.0% of the total loan portfolio at that date. While generally considered to involve less risk than other types of lending, such as commercial mortgage loans, commercial business loans and consumer loans, residential mortgage loans provide relatively lower yields. The Bank’s loan portfolio also includes a significant amount of loans with fixed rates of interest. At December 31, 2008, $196.9 million, or 60.1% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business–Lending Activities.”

Higher loan losses could require the Company to increase its allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our allowance for loan losses at any particular date may not be sufficient to cover future loan losses. We may be required to increase our allowance for loan losses, thus reducing earnings.

Commercial business lending may expose the Company to increased lending risks.

At December 31, 2008, the Bank’s commercial business loan portfolio amounted to $22.9 million, or 7.0% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than one- to four-family mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2008, the Bank’s commercial real estate loan portfolio amounted to $65.4 million, or 20.0% of total loans. Commercial real estate lending is inherently riskier than one- to-four family mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

An economic recession or even modest downturn in the local economy or a decline in real estate values could hurt the Company’s profits.

Nearly all of the Bank’s loans are secured by real estate or made to businesses in its primary market area. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt profit. In recent periods, there has been a significant decrease in real estate values in our market area, following a period of significant appreciation in real estate values. A continuing decline in real estate values could cause some of the Bank’s mortgages to become inadequately collateralized, which would expose the Company to a greater risk of loss.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2008.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,735	Owned		12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	14	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	704	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,054	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	229	Owned		2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,576	Owned		4,988

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	140	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	806	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,379	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	590	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,349	Owned		4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	1,261	Owned		3,400

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires April 2010.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2008, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2008, the Company had 1,294 stockholders of record and 2,794,530 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Note 12 in the accompanying Notes to Consolidated Financial Statement for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2008 and 2007 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2008:
First Quarter	$16.89	$15.10	$0.17	$16.25
Second Quarter	16.25	13.84	0.18	14.70
Third Quarter	16.50	12.84	0.18	15.36
Fourth Quarter	15.50	13.08	0.18	15.28

2007:
First Quarter	$17.15	$15.16	$0.17	$16.50
Second Quarter	18.17	16.04	0.17	16.99
Third Quarter	18.20	17.52	0.17	18.00
Fourth Quarter	18.65	17.57	0.17	17.98

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2008	2,189	15.21	2,189	237,739
November 1 through November 30, 2008	2,710	15.29	2,710	235,029
December 1 through December 31, 2008	—	—	—	235,029

Total	4,899		4,899	235,029

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company’s audited consolidated financial statements. The following tables set forth certain information.

FINANCIAL CONDITION DATA:	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Total assets	$458,625	$453,179	$457,105	$438,354	$425,302
Cash and cash equivalents (1)	22,149	15,055	24,468	14,673	17,425
Securities available for sale	82,733	72,991	71,362	75,721	65,192
Securities held to maturity	86	1,050	1,118	1,194	1,258
Net loans	322,385	334,463	333,575	322,453	317,086
Deposits	355,891	328,151	331,143	317,264	316,462
Retail repurchase agreements	4,552	15,562	19,228	10,704	635
Advances from Federal Home Loan Bank	47,830	60,694	59,461	65,947	65,099
Total stockholders’ equity	47,522	45,736	44,089	41,957	40,714

OPERATING DATA:	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Interest income	$25,686	$27,085	$26,211	$23,659	$22,109
Interest expense	10,745	13,699	12,741	10,343	9,117

Net interest income	14,941	13,386	13,470	13,316	12,992
Provision for loan losses	1,570	558	810	563	510

Net interest income after provision for loan losses	13,371	12,828	12,660	12,753	12,482

Noninterest income	3,573	3,524	3,471	3,001	2,707
Noninterest expense	11,846	11,349	10,551	10,152	9,959

Income before income taxes	5,098	5,003	5,580	5,602	5,230

Income tax expense	1,529	1,591	1,872	1,914	1,799

Net Income	$3,569	$3,412	$3,708	$3,688	$3,431

PER SHARE DATA (2):
Net income - basic	$1.27	$1.21	$1.31	$1.31	$1.13
Net income - diluted	1.27	1.20	1.30	1.29	1.11
Dividends	0.71	0.68	0.68	0.62	0.60

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data for 2004 and 2005 has been restated for the 10% stock dividend declared on June 19, 2006.

SELECTED FINANCIAL RATIOS:	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios:

Return on assets (1)	0.79%	0.76%	0.84%	0.86%	0.82%
Return on average equity (2)	7.65%	7.74%	8.64%	8.91%	7.75%
Dividend payout ratio (3)	55.62%	56.00%	49.31%	43.05%	47.65%
Average equity to average assets	10.31%	9.87%	9.66%	9.61%	10.60%
Interest rate spread (4)	3.30%	2.82%	2.90%	3.02%	3.06%
Net interest margin (5)	3.68%	3.31%	3.34%	3.39%	3.42%
Non-interest expense to average assets	2.62%	2.54%	2.38%	2.36%	2.38%
Average interest earning assets to average interest bearing liabilities	114.89%	114.94%	114.25%	114.11%	115.03%

Regulatory Capital Ratios:

Tier I - adjusted total assets	8.98%	8.25%	7.95%	7.94%	7.74%
Tier I - risk based	14.10%	12.63%	12.57%	12.86%	12.47%
Total risk-based	14.77%	13.20%	13.15%	13.39%	12.92%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (6)	1.72%	1.70%	1.31%	0.99%	1.12%
Nonperforming assets as a percent of total assets (7)	1.40%	1.44%	1.16%	0.90%	0.94%
Allowance for loan losses as a percent of gross loans receivable	0.81%	0.65%	0.68%	0.64%	0.76%

(1)	Net income divided by average assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans, but exclude restructured loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

As the holding company for the Bank, the Company conducts its business primarily through the Bank. The Bank’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting primarily of deposits, retail repurchase agreements and borrowings from the Federal Home Loan Bank of Indianapolis. The Bank’s net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the intended actions of the regulatory authorities.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report.

Operating Strategy

The Company is the parent company of an independent community-oriented financial institution that delivers quality customer service and offers a wide range of deposit, loan and investment products to its customers. The commitment to customer needs, the focus on providing consistent customer service, and community service and support are the keys to the Bank’s past and future success. The Company has no other material income other than that generated by the Bank and its subsidiaries.

The Bank’s primary business strategy is attracting deposits from the general public and using those funds to originate one-to-four-family residential mortgage loans, multi-family residential loans, commercial real estate and business loans and consumer loans. The Bank invests excess liquidity primarily in interest-bearing deposits with the Federal Home Loan Bank of Indianapolis and other financial institutions, federal funds sold, U.S. government and agency securities, local municipal obligations and mortgage-backed securities.

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•

Control credit risk by focusing on the origination of one-to-four-family residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit, while increasing the market share of commercial real estate and small business loans.

•	Focus on growth at the branch offices in commercial deposit and loan relationships.

•	Capitalize on our branch locations to further expand our market share in Southern Indiana.

•	Increase fee income from secondary market mortgage originations by having dedicated originators serving each office.

•

Continue to invest in technology to increase productivity and efficiency, increase growth of our Internet banking service, bill payment service, and the Company’s ability to provide customer information at our teller lines in minutes versus days.

•	Engage in a capital management strategy to repurchase Company stock and pay dividends to enhance shareholder value.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that require management to make assumptions about matters that are highly uncertain at the time an accounting estimate is made; and different estimates that the Company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial condition, changes in financial condition or results of operations. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under generally accepted accounting principles.

Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the Notes to Consolidated Financial Statements. Those policies considered to be critical accounting policies are described below.

Allowances for Loan Losses. Management’s evaluation of the adequacy of the allowance for loan losses is the most critical of accounting estimates for a financial institution. The methodology for determining the allowance for loan losses and the related provision for loan losses is described below in “Allowance for Loan Losses.” This accounting estimate is highly subjective and requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan. The methodology for determining the allowance for loan losses attempts to identify the amount of probable losses in the loan portfolio. However, there can be no assurance that the methodology will successfully identify all probable losses as the factors and conditions that influence the estimate are subject to significant change and management’s judgments. As a result, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, estimated present value of impaired loans, deferred compensation plans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Income. Net income was $3.6 million ($1.27 per share diluted; weighted average common shares outstanding of 2,815,276, as adjusted) for the year ended December 31, 2008 compared to $3.4 million ($1.20 per share diluted; weighted average common shares outstanding of 2,836,601, as adjusted) for the year ended December 31, 2007.

Net Interest Income. Net interest income increased $1.6 million, or 11.6%, from $13.4 million in 2007 to $14.9 million in 2008 primarily due to an increase in the interest rate spread.

Total interest income decreased 5.2% from $27.1 million in 2007 to $25.7 million in 2008. This decrease was primarily a result of lower yields due to lower market interest rates. Interest on loans decreased

$1.3 million as a result of the average tax-equivalent yield on those loans decreasing from 7.03% in 2007 to 6.72% in 2008 and the average balance of loans decreasing from $333.7 million in 2007 to $329.9 million in 2008. Interest on investment securities decreased $8,000 during 2008 due to the average balance of investment securities decreasing from $78.1 million in 2007 to $77.0 million in 2008, partially offset by the average tax-equivalent yield of those investments increasing from 4.81% in 2007 to 4.96% in 2008. The average balance of total interest-earning assets increased from $419.0 million in 2007 to $420.3 million in 2008. The average tax equivalent yield on interest-earning assets decreased from 6.58% in 2007 to 6.24% in 2008. Management continued to focus loan origination efforts on commercial and consumer loans. The majority of the new commercial loans are adjustable-rate loans. Adjustable-rate loans now comprise 40% of the total loan portfolio, compared to 38% at the end of 2007. As the Federal Open Market Committee (FOMC) of the Federal Reserve lowered interest rates by 400 basis points during 2008, the yield on variable-rate loans scheduled to reprice during the year decreased as did the yield on new originations.

Total interest expense decreased $3.0 million, from $13.7 million for 2007 to $10.7 million for 2008. This decrease was primarily due to an decrease in the average cost of funds from 3.76% in 2007 to 2.94% in 2008. The decrease was primarily due to the average cost of interest-bearing demand deposits which decreased from 2.41% in 2007 to 1.19% in 2008 primarily due to the FOMC rate reductions. The average balances of deposits and borrowed funds were $300.4 million and $65.4 million, respectively, for 2008. In 2007, those average balances were $291.7 million and $72.9 million. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2008 and 2007 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $1.6 million for 2008 compared to $558,000 for 2007. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses during 2008 due to increased specific allowances due to deteriorating commercial real estate values and an increase in the general allowances due to deteriorating economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area. Nonperforming loans decreased from $5.7 million at December 31, 2007 to $5.5 million at December 31, 2008. Net charge offs increased when comparing the two periods, from $646,000 during 2007 to $1.1 million during 2008. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year. See “Asset Quality.”

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

Noninterest income. Noninterest income increased $49,000 to $3.6 million for 2008 compared to 2007. Service charges on deposit accounts and the earnings from bank-owned life insurance increased $83,000 and $78,000, respectively, when comparing the two periods. The increase in cash surrender value of bank-owned life insurance was due to the purchase of $3.6 million of bank-owned life insurance in May 2007. Mortgage brokerage fees decreased $114,000 for 2008 compared to 2007 as the Bank emphasized originating loans for its portfolio rather than for third parties.

Noninterest expense. Noninterest expense increased $497,000, or 4.4%, to $11.8 million for 2008 compared to $11.3 million in 2007. The increase results primarily from increases of $212,000 in other operating expenses and $205,000 in compensation and benefits. The increase in other operating expenses was primarily due to an increase in Federal Deposit Insurance Corporation (FDIC) insurance assessments due to the Bank exhausting its one-time FDIC credit assessment on deposits in existence as of December 31, 1996. FDIC insurance assessments are expected to increase substantially in 2009 as the FDIC has announced plans to increase assessments to compensate for recent and expected bank failures. The increase in compensation and benefits is attributable to normal salary increases.

Income tax expense. Income tax expense for the year ended December 31, 2008 was $1.5 million compared to $1.6 million for the year ended December 31, 2007. The effective tax rate for 2007 was 31.8% compared to 30.0% for 2008. The decrease in the effective tax rate for 2008 compared to 2007 was primarily the result of increases in tax-exempt income due to increases in municipal securities and bank-owned life insurance. See Note 12 in the accompanying Notes to Consolidated Financial Statements.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Income. Net income was $3.4 million ($1.20 per share diluted; weighted average common shares outstanding of 2,836,601, as adjusted) for the year ended December 31, 2007 compared to $3.7 million ($1.30 per share diluted; weighted average common shares outstanding of 2,848,229, as adjusted) for the year ended December 31, 2006.

Net Interest Income. Net interest income decreased $84,000, or 0.6%, from $13.5 million in 2006 to $13.4 million in 2007 primarily due to a decrease in the interest rate spread.

Total interest income increased 3.3% from $26.2 million in 2006 to $27.1 million in 2007. This increase was primarily a result of higher yields due to higher market interest rates. Interest on loans increased $544,000 as a result of the average tax-equivalent yield on those loans increasing from 6.82% in 2006 to 7.03% in 2007. Interest on investment securities increased $181,000 during 2007 due to the average tax-equivalent yield of those investments increasing from 4.56% in 2006 to 4.81% in 2007. The average balance of interest-earning assets changed little, increasing from $417.9 million in 2006 to $419.0 million in 2007. The average tax equivalent yield on interest-earning assets increased from 6.38% in 2006 to 6.58% in 2007. Management has focused loan origination efforts on commercial and consumer loans. The majority of the new commercial loans are adjustable-rate loans. Adjustable-rate loans now comprise 38% of the total loan portfolio compared to 36% at the end of 2006. Market interest rates increased during 2006, resulting in scheduled upward repricing of variable-rate loans during 2007, increasing the overall yield on these loans in 2007.

Total interest expense increased $958,000, from $12.7 million for 2006 to $13.7 million for 2007. This increase was primarily due to an increase in the average cost of funds from 3.48% in 2006 to 3.76% in 2007. The increase was primarily due to the average cost of time deposits which increased from 4.05% in 2006 to 4.54% in 2007 primarily due to low cost accounts maturing and repricing at higher current rates. The average balances of deposits and borrowed funds were $291.7 million and $72.9 million, respectively, for 2007. In 2006, those average balances were $290.4 million and $75.4 million. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2007 and 2006 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $558,000 for 2007 compared to $810,000 for 2006. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses during 2007 due to the net loan portfolio growth of $888,000, compared to $11.1 million in 2006. Nonperforming loans increased from $4.4 million at December 31, 2006 to $5.7 million at December 31, 2007. Net charge offs increased slightly comparing the two periods, from $594,000 during 2006 to $646,000 during 2007. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year. See “Asset Quality.”

Provisions for loan losses are charges to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable known and inherent loan losses based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank’s control. While the Bank maintains the allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

Noninterest income. Noninterest income increased $53,000 to $3.5 million for 2007 compared to 2006. Service charges on deposit accounts and the earnings on bank-owned life insurance increased $163,000 and $108,000, respectively, when comparing the two periods. The increase in cash surrender value of life insurance was due to the purchase of $3.6 million of bank-owned life insurance in May 2007. Other income and commission income decreased $168,000 and $140,000, respectively, primarily due to the sale of the Company’s insurance agency in December 2006.

Noninterest expense. Noninterest expense increased $798,000, or 7.6%, to $11.3 million for 2007 compared to $10.6 million in 2006. The increase resulted primarily from increases of $361,000 in compensation and benefits and $212,000 in other operating expenses. The increase in compensation and benefits is attributable to normal salary increases and the increased staff with the opening of the new office in Salem, Indiana during November 2007. The increase in other operating expenses is primarily due to losses on the sale of foreclosed assets and other expenses associated with those assets.

Income tax expense. Income tax expense for the year ended December 31, 2007 was $1.6 million compared to $1.9 million for the year ended December 31, 2006. The effective tax rate for 2006 was 33.5% compared to 31.8% for 2007. The decrease in the effective tax rates for 2007 compared to 2006 was primarily the result of an increase in tax-exempt income due to increases in municipal securities and bank-owned life insurance held in 2007 compared to 2006. See Note 12 in the accompanying Notes to Consolidated Financial Statements.

The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earnings assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average historical cost balances of assets or liabilities, respectively, for the periods presented and do not give effect to changes in fair value that are included as a separate component of stockholders’ equity. Average balances are derived from daily balances. Tax-exempt income on loans and investment securities has been adjusted to a tax equivalent basis using the federal marginal tax rate of 34%.

	Year Ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1) (2):
Taxable (3)	$327,698	$22,013	6.72%	$331,077	$23,282	7.03%	$331,210	$22,644	6.84%
Tax-exempt	2,220	149	6.71%	2,636	173	6.56%	5,276	314	5.95%

Total loans	329,918	22,162	6.72%	333,713	23,455	7.03%	336,486	22,958	6.82%

Investment securities:
Taxable (3)	53,478	2,420	4.53%	57,193	2,509	4.39%	59,502	2,454	4.12%
Tax-exempt	23,475	1,397	5.95%	20,873	1,248	5.98%	18,046	1,080	5.98%

Total investment securities	76,953	3,817	4.96%	78,066	3,757	4.81%	77,548	3,534	4.56%

Federal funds sold and interest-bearing deposits with banks	13,436	233	1.73%	7,210	359	4.98%	3,913	192	4.91%

Total interest-earning assets	420,307	26,212	6.24%	418,989	27,571	6.58%	417,947	26,684	6.38%

Noninterest-earning assets	31,823			27,919			26,119

Total assets	$452,130			$446,908			$444,066

Interest-bearing liabilities:
Interest-bearing demand deposits	$108,230	$1,283	1.19%	$92,843	$2,242	2.41%	$92,016	$2,021	2.20%
Savings accounts	33,183	247	0.74%	30,440	242	0.80%	31,603	247	0.78%
Time deposits	159,012	6,404	4.03%	168,387	7,642	4.54%	166,810	6,751	4.05%

Total deposits	300,425	7,934	2.64%	291,670	10,126	3.47%	290,429	9,019	3.11%

Retail repurchase agreements	11,759	248	2.11%	13,137	632	4.81%	16,821	841	5.00%
FHLB advances	53,639	2,563	4.78%	59,722	2,941	4.92%	58,562	2,881	4.92%

Total interest-bearing liabilities	365,823	10,745	2.94%	364,529	13,699	3.76%	365,812	12,741	3.48%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	37,069			35,026			33,015
Other liabilities	2,611			3,250			2,323

Total liabilities	405,503			402,805			401,150
Stockholders’ equity	46,627			44,103			42,916

Total liabilities and Stockholders’ equity	$452,130			$446,908			$444,066

Net interest income		$15,467			$13,872			$13,943

Interest rate spread			3.30%			2.82%			2.90%

Net interest margin			3.68%			3.31%			3.34%

Ratio of average interest – earning assets to average interest-bearing liabilities			114.89%			114.94%			114.25%

(1)	Interest income on loans includes fee income of $620,000, $485,000, and $480,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and Federal Home Loan Bank Stock.

The following table sets forth the effects of changing rates and volumes on net interest income and interest expense computed on a tax-equivalent basis. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects attributable to changes in rate and volume (change in rate multiplied by changes in volume). Tax exempt income on loans and investment securities has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 34%.

	2008 Compared to 2007 Increase (Decrease) Due to				2007 Compared to 2006 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(1,038)	$(241)	$10	$(1,269)	$647	$(9)	$—	$638
Tax-exempt	4	(27)	(1)	(24)	32	(157)	(16)	(141)

Total investment securities	(1,034)	(268)	9	(1,293)	679	(166)	(16)	497

Investment securities:
Taxable	80	(164)	(5)	(89)	161	(100)	(6)	55
Tax-exempt	(6)	156	(1)	149	—	168	—	168

Total investment securities	74	(8)	(6)	60	161	68	(6)	223

Federal funds sold and interest-bearing deposits with banks	(234)	310	(202)	(126)	3	162	2	167
Total net change in income on interest- earning assets	(1,194)	34	(199)	(1,359)	843	64	(20)	887

Interest-bearing liabilities:
Interest-bearing deposits	(2,423)	304	(73)	(2,192)	1,059	44	4	1,107
Retail repurchase agreements	(355)	(66)	37	(384)	(32)	(184)	7	(209)
FHLB advances	(87)	(300)	9	(378)	1	59	—	60
Total net change in expense on interest- bearing liabilities	(2,865)	(62)	(27)	(2,954)	1,028	(81)	11	958

Net change in net interest income	$1,671	$96	$(172)	$1,595	$(185)	$145	$(31)	$(71)

Comparison of Financial Condition at December 31, 2008 and 2007

Total assets increased 1.2% from $453.2 million at December 31, 2007 to $458.6 million at December 31, 2008 primarily due to an increases in investment securities and cash and cash equivalents. Those funds were generated from an increase in deposits.

Net loans decreased 3.6% from $334.5 million at December 31, 2007 to $322.4 million at December 31, 2008. The primary factor of the net loan decrease was a reduction of $11.0 million in residential mortgage loans as the Bank continued to expand its mortgage banking activities and retained fewer residential mortgage loans in the loan portfolio. The Bank originated $34.3 million in new residential mortgages for sale in the secondary market during 2008 compared to $34.1 million in 2007. These loans were primarily originated and funded by the Bank and sold in the secondary market. Of this total, $12.9 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. Consumer loans increased $2.5 million during 2008 while commercial real estate loans increased $489,000 during the period. Commercial lending, which is generally considered to carry greater risk of loss but provides a better interest rate spread than residential mortgage lending, has been a key focus of management for the last several years and is expected to remain so for 2009. Residential construction loans decreased $3.4 million during 2008 as the Bank continued to limit speculative construction lending during the increasingly volatile and weakening housing market.

Securities available for sale, at fair value, consisting primarily of U. S. agency and private mortgage-backed obligations, U. S. agency notes and bonds, and municipal obligations increased $9.7 million, from $73.0 million at December 31, 2007 to $82.7 million at December 31, 2008. Purchases of securities available for sale totaled $36.5 million in 2008. These purchases were offset by maturities of $20.7 million and principal repayments of $6.4 million. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, the Bank purchases mortgage-backed securities to provide cash flow for loan demand and deposit changes, the Bank purchases federal agency notes for short-term yield and low risk, and municipals are purchased to improve the tax equivalent yield focusing on longer term profitability.

The investment in securities held to maturity, consisting of federal agency mortgage-backed securities and municipal obligations, decreased from $1.1 million at December 31, 2007 to $86,000 at December 31, 2008. During 2008, the Bank had maturities of $953,000 and principal repayments of $11,000.

Cash and cash equivalents increased from $15.1 million at December 31, 2007 to $22.1 million at December 31, 2008. Much of the excess funds came to the Bank late in 2008 in the form of increased deposits and loan payoffs.

Total deposits increased 8.5%, from $328.2 million at December 31, 2007 to $355.9 million at December 31, 2008. Interest-bearing demand deposits, money market and savings accounts increased a total of $37.1 million during 2008 while time deposits decreased $10.8 million during the period. Part of the increase in interest-bearing demand deposits resulted from a reclassification of some public funds from retail repurchase agreements. Noninterest-bearing demand deposits increased 4.2% to $36.8 million at December 31, 2008.

Federal Home Loan Bank borrowings decreased $12.9 million from $60.7 million at December 31, 2007 to $47.8 million at December 31, 2008. New advances of $8.0 million were drawn during the year, primarily to meet short-term liquidity needs. Principal payments on advances totaled $20.9 million during 2008.

Retail repurchase agreements decreased from $15.6 million at December 31, 2007 to $4.6 million at December 31, 2008. This decrease was primarily a result of the reclassification of some public funds previously mentioned.

Total stockholders’ equity increased from $45.7 million at December 31, 2007 to $47.5 million at December 31, 2008 primarily as a result of retained net income of $1.6 million and a $323,000 unrealized gain on available for sale securities. During 2008, the Company also repurchased 23,048 shares of its stock at a weighted average price of $15.09 per share. As of December 31, 2008, the Company had repurchased

5,439 shares of the 240,467 authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008, and 333,972 shares since the original repurchase program began in 2001.

Asset Quality

At December 31, 2008, nonperforming assets, consisting of nonaccrual loans, loans 90 days past due and still accruing and real estate owned, totaled $6.4 million, or 1.40% of total assets compared to a total of $6.5 million, or 1.44% of total assets, at December 31, 2007. At December 31, 2008 and 2007, impaired loans totaled $5.5 million and $5.7 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Impaired loans at December 31, 2008 and 2007 included nonaccrual loans of $4.4 million and $4.9 million, respectively, and loans 90 days past due still accruing interest of $1.1 million and $816,000, respectively. Loans 90 days past due may continue to accrue interest as long as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. The related allowance for loan losses on impaired loans was $719,000 at December 31, 2008 and $555,000 at December 31, 2007. The average carrying value of impaired loans was $5.4 million and $5.2 million during the years ended December 31, 2008 and 2007, respectively, and interest income of $238,000 and $281,000 was recognized on impaired loans during the period of impairment under the cash receipts method during 2008 and 2007, respectively. The Bank’s net charge-offs were $1.1 million, or 0.35% of average loans outstanding for the year ended December 31, 2008, compared to $646,000, or 0.19% of average loans outstanding for the year ended December 31, 2007. The allowance for loan losses was $2.7 million, or 0.81% of total loans, at December 31, 2008 compared to $2.2 million, or 0.65% of total loans, at December 31, 2007. The increase in the ratio of the allowance for loan losses to total loans primarily results from the increase in the loss provision recorded during 2008 compared to 2007 due to the deteriorating general economic conditions previously mentioned. Foreclosed real estate increased to $881,000 at December 31, 2008 compared to $833,000 at December 31, 2007. Foreclosed real estate consists of residential properties held for sale. During 2008 and 2007, foreclosure losses included in net charge-offs to the allowance for loan losses amounted to $386,000 and $241,000, respectively.

The following table presents an analysis of nonperforming assets as of December 31, 2008 and 2007:

(Dollars in thousands)
	2008	2007
Nonaccrual loans:
Residential real estate	$2,013	$1,684
Commercial real estate and land loans	2,088	2,674
Commercial business	82	397
Consumer	258	124

Total	4,441	4,879

Loans 90 days past due still accruing interest:
Residential real estate	735	633
Commercial real estate and land loans	27	—
Commercial business	—	23
Consumer	330	160

Total	1,092	816

Total nonperforming loans	5,533	5,695

Foreclosed real estate, net	881	833

Total nonperforming assets	$6,414	$6,528

Nonperforming loans to net loans	1.72%	1.70%
Nonperforming loans to total assets	1.21%	1.26%
Nonperforming assets to total assets	1.40%	1.44%
Allowance for loan losses as a percentage of:
Outstanding loans	0.81%	0. 65%
Nonperforming loans	48.11%	39.19%
Net charge-offs	233.51%	345.51%

Regulations require that the Bank classify its assets on a regular basis. There are three regulatory classifications for problem assets: substandard, doubtful and loss. Management regularly reviews the loan portfolio to determine whether any loans require classification or a change in classification. At December 31, 2008, the Bank had $4.4 million in doubtful loans and $9.1 million in substandard loans, of which all but $8.2 million are included in total nonperforming loans reported above. In addition to regulatory classifications, the Bank also classifies loans as “special mention” or “watch” when they are currently performing in accordance with their contractual terms but exhibit potential weaknesses that must be monitored by management on an ongoing basis. At December 31, 2008, the Bank identified $7.7 million in loans as special mention or watch loans.

Allowance for Loan Losses

Loans are the Bank’s largest concentration of assets and continue to represent the most significant potential risk. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable loan losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the loan portfolio, including historical loan loss experience, delinquencies, known and inherent risks in the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, and economic conditions.

The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter. Management applies a systematic methodology that incorporates its current judgments about the credit quality of the loan portfolio. In addition, the Office of Thrift Supervision (OTS), as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on their judgments about information available to them at the time of their examination.

The methodology used in determining the allowance for loan losses includes segmenting the loan portfolio by identifying risk characteristics common to pools of loans, determining and measuring impairment of individual loans based on the present value of expected future cash flows or the fair value of collateral, and determining and measuring impairment for pools of loans with similar characteristics by applying loss factors that consider the qualitative factors which may affect the loss rates.

Specific allowances related to impaired loans and other classified loans are established where management has identified significant conditions or circumstances related to a loan that management believes indicate that a probable loss has been incurred. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

For loans evaluated on a pool basis, management applies loss factors to pools of loans with common risk characteristics (i.e., residential mortgage loans, home equity loans, credit card loans). The loss factors are derived from the Bank’s historical loss experience or, where the Bank does not have loss experience, the peer group historical loss experience. Peer group historical loss experience is used after evaluating the attributes of the Bank’s loan portfolio as compared to the peer group which is considered to be community banks located in the central region of the United States. Loss factors are adjusted for significant qualitative factors that, in management’s judgment, affect the collectibility of the loan portfolio segment. The significant qualitative factors include the levels and trends in charge-offs and recoveries, trends in volume and terms of loans, levels and trends in delinquencies, the effects of changes in underwriting standards and other lending practices or procedures, the experience and depth of the lending management and staff, effects of changes in credit concentration, changes in industry and market conditions and national and local economic trends and conditions. Management evaluates these conditions on a quarterly basis and evaluates and modifies the assumptions used in establishing the loss factors.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2008	2007
	(In thousands)
Commitments to originate new loans	$11,661	$9,821
Undisbursed portion of construction loans	2,828	6,431
Unfunded commitments to extend credit under existing commercial and personal lines of credit	31,628	35,007
Standby letters of credit	3,004	2,002

The Company does not have any special purpose entities, derivative financial instruments or other forms of off-balance-sheet financing arrangements.

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments are for a term of 5 to 10 years and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, are based on management’s credit evaluation of the borrower.

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Deposits	$355,891	$301,214	$41,964	$12,069	$644
Federal Home Loan Bank advances	47,830	15,054	20,426	12,350	—
Retail repurchase agreements	4,552	4,552	—	—	—
Operating lease obligations	67	39	28	—	—

Total contractual obligations	$408,340	$320,859	$62,418	$24,419	$644

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits and proceeds from loan repayments and prepayments and from the maturity of securities. The Bank may also borrow from the Federal Home Loan Bank of Indianapolis. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2008, the Bank had cash and interest-bearing deposits with banks of $22.1 million and securities available for sale with a fair value of $82.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and collateral eligible for repurchase agreements.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2008, the Bank had total commitments to extend credit of $46.1 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2008, the Bank had certificates of deposit scheduled to mature within one year of $101.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulations. As of December 31, 2008, the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 9.0%, 9.0% and 14.8%, respectively. See Note 20 in the accompanying Notes to Consolidated Financial Statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, virtually all the assets and liabilities of the financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the financial institutions performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 basis point decrease to a 300 basis point increase in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OTS, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the “gap” analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2008 and 2007, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	At December 31, 2008
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$47,365	$(6,200)	(12)%	10.24%	(103	)bp
200bp	50,580	(2,985)	(6)	10.81	(46	)bp
100bp	52,754	(811)	(2)	11.17	(10	)bp
—bp	53,565	—	—	11.27	—	bp
(100)bp	52,462	(1,103)	(2)	11.01	(26	)bp

	At December 31, 2007
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$38,799	$(13,312)	(26)%	8.71%	(249	)bp
200bp	44,362	(7,749)	(15)	9.80	(140	)bp
100bp	49,195	(2,916)	(6)	10.70	(50	)bp
—bp	52,111	—	—	11.20	—	bp
(100)bp	53,705	1,594	3	11.43	23	bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase or decrease in prevailing market interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At December 31, 2008, approximately 60% of the loan portfolio consisted of fixed-rate loans.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayments, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors of First Capital, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to First Capital’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	41	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	55	Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas	52	Senior Vice President- Lending

(1)	As of December 31, 2008.

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

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to First Capital’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in First Capital’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in First Capital’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	43,303	$10.13	—
Equity compensation plans not approved by security holders	—	—	—
Total	43,303	$10.13	—

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to First Capital’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to First Capital’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employment Agreement with Joel E. Voyles (4)

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.8	*Employment Agreement with William W. Harrod (4)

10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton

10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl

10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman

10.12	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and John Buschemeyer

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business–Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

January 16, 2009

MONROE SHINE & CO., INC. t CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in thousands, except share and per share data)	2008	2007
ASSETS
Cash and due from banks	$14,210	$10,010
Interest-bearing deposits with banks	7,044	4,646
Federal funds sold	895	399

Total cash and cash equivalents	22,149	15,055

Securities available for sale, at fair value	82,733	72,991
Securities-held to maturity (fair value $89; $1,139 in 2007)	86	1,050
Loans held for sale	1,244	258
Loans, net of allowance for loan losses of $2,662 in 2008 and $2,232 in 2007	322,385	334,463
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	881	833
Premises and equipment	11,361	10,612
Accrued interest receivable	2,330	2,549
Cash surrender value of life insurance	5,351	5,124
Goodwill	5,386	5,386
Core deposit intangibles	244	317
Other assets	924	990

Total Assets	$458,625	$453,179

LIABILITIES
Deposits:
Noninterest-bearing	$36,768	$35,292
Interest-bearing	319,123	292,859

Total Deposits	355,891	328,151

Retail repurchase agreements	4,552	15,562
Advances from Federal Home Loan Bank	47,830	60,694
Accrued interest payable	1,415	1,902
Accrued expenses and other liabilities	1,415	1,134

Total Liabilities	411,103	407,443

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,128,502 shares (3,125,563 shares in 2007)	31	31
Additional paid-in capital	23,969	23,863
Retained earnings-substantially restricted	29,868	28,284
Accumulated other comprehensive income (loss)	270	(53)
Unearned ESOP shares	—	(121)
Less treasury stock, at cost - 333,972 shares (310,924 shares in 2007)	(6,616)	(6,268)

Total Stockholders’ Equity	47,522	45,736

Total Liabilities and Stockholders’ Equity	$458,625	$453,179

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Dollars in thousands, except per share data)	2008	2007	2006
INTEREST INCOME
Loans, including fees	$22,111	$23,396	$22,852
Securities
Taxable	2,240	2,347	2,276
Tax-exempt	922	823	713
Federal Home Loan Bank dividends	180	162	178
Federal funds sold and interest-bearing deposits in banks	233	357	192

Total interest income	25,686	27,085	26,211

INTEREST EXPENSE
Deposits	7,934	10,126	9,019
Retail repurchase agreements	248	632	841
Advances from Federal Home Loan Bank	2,563	2,941	2,881

Total interest expense	10,745	13,699	12,741

Net interest income	14,941	13,386	13,470

Provision for loan losses	1,570	558	810

Net interest income after provision for loan losses	13,371	12,828	12,660

NONINTEREST INCOME
Service charges on deposit accounts	2,621	2,538	2,375
Commission income	151	172	312
Gain on sale of mortgage loans	470	448	399
Mortgage brokerage fees	11	125	84
Increase in cash surrender value of life insurance	227	149	41
Other income	93	92	260

Total noninterest income	3,573	3,524	3,471

NONINTEREST EXPENSE
Compensation and benefits	6,592	6,387	6,026
Occupancy and equipment	1,210	1,078	1,015
Data processing	867	907	841
Professional fees	549	460	417
Advertising	272	373	320
Other expenses	2,356	2,144	1,932

Total noninterest expense	11,846	11,349	10,551

Income before income taxes	5,098	5,003	5,580
Income tax expense	1,529	1,591	1,872

Net Income	$3,569	$3,412	$3,708

Net income per common share, basic	$1.27	$1.21	$1.31

Net income per common share, diluted	$1.27	$1.20	$1.30

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation and ESOP	Treasury Stock	Total
Balances at January 1, 2006	$29	$19,403	$28,989	$(766)	$(248)	$(5,450)	$41,957

COMPREHENSIVE INCOME
Net income	—	—	3,708	—	—	—	3,708
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $105	—	—	—	185	—	—	185

Less: Reclassification adjustment	—	—	—	—	—	—	—

Total comprehensive income							3,893

10% stock dividend	2	4,118	(4,081)	—	(39)	—	—
Cash dividends ($0.68 per share)	—	—	(1,833)	—	—	—	(1,833)
Stock options exercised	—	25	—	—	—	—	25
Shares released by ESOP trust	—	69	—	—	82	—	151
Stock compensation expense	—	32	—	—	2	—	34
Purchase of 7,483 treasury shares	—	—	—	—	—	(138)	(138)

Balances at December 31, 2006	31	23,647	26,783	(581)	(203)	(5,588)	44,089

COMPREHENSIVE INCOME
Net income	—	—	3,412	—	—	—	3,412
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $308	—	—	—	528	—	—	528
Less: Reclassification adjustment	—	—	—	—	—	—	—

Total comprehensive income							3,940

Cash dividends ($0.68 per share)	—	—	(1,911)	—	—	—	(1,911)
Stock options exercised	—	125	—	—	—	—	125
Shares released by ESOP trust	—	59	—	—	82	—	141
Stock compensation expense	—	32	—	—	—	—	32
Purchase of 39,043 treasury shares	—	—	—	—	—	(680)	(680)

Balances at December 31, 2007	$31	$23,863	$28,284	$(53)	$(121)	$(6,268)	$45,736

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation and ESOP	Treasury Stock	Total
Balances at December 31, 2007	$31	$23,863	$28,284	$(53)	$(121)	$(6,268)	$45,736

COMPREHENSIVE INCOME
Net income	—	—	3,569	—	—	—	3,569
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $211	—	—	—	323	—	—	323
Less: Reclassification adjustment	—	—	—	—	—	—	—

Total comprehensive income							3,892

Cash dividends ($0.71 per share)	—	—	(1,985)	—	—	—	(1,985)
Stock options exercised	—	21	—	—	—	—	21
Shares released by ESOP trust	—	39	—	—	121	—	160
Stock compensation expense	—	46	—	—	—	—	46
Purchase of 23,048 treasury shares	—	—	—	—	—	(348)	(348)

Balances at December 31, 2008	$31	$23,969	$29,868	$270	$—	$(6,616)	$47,522

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,569	$3,412	$3,708
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and accretion of discount on securities, net	111	16	30
Depreciation and amortization expense	885	755	751
Deferred income taxes	(5)	(63)	(159)
ESOP and stock compensation expense	206	173	185
Increase in cash surrender value of life insurance	(227)	(149)	(41)
Provision for loan losses	1,570	558	810
Proceeds from sale of mortgage loans	32,723	29,183	22,580
Mortgage loans originated for sale	(33,239)	(26,718)	(24,456)
Net gain on sale of mortgage loans	(470)	(448)	(399)
(Increase) decrease in accrued interest receivable	219	(52)	(35)
Increase (decrease) in accrued interest payable	(487)	39	365
Net change in other assets/liabilities	155	(436)	334

Net Cash Provided By Operating Activities	5,010	6,270	3,673

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(36,467)	(14,158)	(9,097)
Proceeds from maturities of securities available for sale	20,710	9,208	9,732
Proceeds from maturities of securities held to maturity	953	48	35
Principal collected on mortgage-backed obligations	6,435	4,160	4,025
Net (increase) decrease in loans receivable	9,578	(2,225)	(12,669)
Proceeds from sale of Federal Home Loan Bank stock	—	—	195
Proceeds from sale of foreclosed real estate	882	887	545
Purchase of premises and equipment	(1,561)	(2,070)	(615)
Investment in cash surrender value of life insurance	—	(3,625)	—

Net Cash Provided By (Used In) Investing Activities	530	(7,775)	(7,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,740	(2,992)	13,879
Net increase (decrease) in retail repurchase agreements	(11,010)	(3,666)	8,524
Advances from Federal Home Loan Bank	8,000	46,000	32,450
Repayment of advances from Federal Home Loan Bank	(20,864)	(44,767)	(38,936)
Exercise of stock options	21	108	25
Purchase of treasury stock	(348)	(680)	(138)
Dividends paid	(1,985)	(1,911)	(1,833)

Net Cash Provided By (Used In) Financing Activities	1,554	(7,908)	13,971

Net Increase (Decrease) in Cash and Cash Equivalents	7,094	(9,413)	9,795

Cash and cash equivalents at beginning of year	15,055	24,468	14,673

Cash and Cash Equivalents at End of Year	$22,149	$15,055	$24,468

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the Company) is the thrift holding company of First Harrison Bank (the Bank), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through twelve locations in southern Indiana. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also serves as a broker. On December 28, 2006, the Bank sold its property and casualty insurance business, but the Bank continues to sell non-deposit investment products through a financial services division. The Bank also has three wholly-owned subsidiaries that manage a portion of its investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. was incorporated on July 3, 2008 to hold a portion of the Bank’s real estate mortgage loan portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles and conform to general practices in the banking industry. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all cash and amounts due from depository institutions, and federal funds sold to be cash and cash equivalents.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana area. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Investment Securities

Securities Available for Sale: Securities classified as available for sale are reported at fair value. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Amortization of premium and accretion of discount are recognized in interest income using methods approximating the interest method over the period to maturity.

Securities Held to Maturity: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount that are recognized in interest income using methods approximating the interest method over the period to maturity.

Declines in the fair value of individual available for sale and held to maturity securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans and Allowance for Loan Losses

The Bank grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana. The ability of the Bank’s customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses.

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. The Bank’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Foreclosed Real Estate

Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property held for sale. In-substance foreclosed properties are those properties for which the institution has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

At the time of foreclosure, foreclosed real estate is recorded at the lower of fair value less estimated costs to sell or cost, which becomes the property’s new basis. Any write-downs based on the property’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in other noninterest expense.

Premises and Equipment

The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives. Items capitalized as part of premises and equipment are valued at cost. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Goodwill and Other Intangibles

Goodwill recognized in a business combination represents the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is carried at its implied fair value and is evaluated for possible impairment at least annually or more frequently upon the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in earnings equal to that excess amount. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Other intangible assets consist of acquired core deposit intangibles. Core deposit intangibles are amortized over the estimated economic lives of the acquired core deposits. The carrying amount of core deposit intangibles and the remaining estimated economic life are evaluated annually or whenever events or circumstances indicate the carrying amount may not be recoverable or the remaining period of amortization requires revision. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.

Mortgage Banking Activities

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Aggregate market value is determined based on the quoted prices under a “best efforts” sales agreement with a third party. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains on sales of mortgage loans are included in noninterest income. Mortgage loans are sold with servicing released.

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2008, the Bank had commitments to originate $4.3 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale securities, allowance for loan losses, estimated losses on foreclosed real estate, accumulated depreciation, and accrued income and expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based compensation prescribed in statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, for its stock option plan.

Advertising Costs

Advertising costs are charged to operations when incurred.

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. The Interpretation prescribes a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of the Interpretation are effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this Interpretation are recognized as an adjustment to the beginning balance of retained earnings. The Company adopted the Interpretation on January 1, 2007 as required. The Company’s federal income tax returns have not been examined in the past five years and the 2005, 2006 and 2007 tax years are subject to federal examination. The Company’s state income tax returns for the years 2003, 2004 and 2005 were examined, with no changes made. The Company’s state income tax returns for 2006 and 2007 are subject to examination. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during the next year relative to any tax positions taken after January 1, 2007. The Company believes that its income tax filing positions and deductions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. Therefore, no reserves for uncertain income tax positions have been recorded nor did the Company record a cumulative effect adjustment related to the adoption of Interpretation No. 48.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements under existing accounting pronouncements. The definition of fair value retains the exchange price notion found in earlier definitions of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact the sale or transfer. The statement further emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, the statement provides that fair value measurement should be determined based on the assumptions that market participants would use in pricing the assets or liability. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with earlier implementation permitted. The FASB has deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized and disclosed in the financial statements on a recurring annual basis. The Company adopted SFAS No. 157 effective January 1, 2008, and the application of this statement did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, and was adopted by the Company effective January 1, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. The adoption of this statement had no material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the presentation and disclosures in the Company’s financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the Unites States (the GAAP hierarchy). SFAS No. 162 divides the body of GAAP into four categories by level of authority. This statement became effective on November 15, 2008 following the approval of the Securities and Exchange Commission. The adoption of SFAS No. 162 had no material impact on the Company’s financial position or results of operations.

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2008 and 2007 were approximately $1.2 million and $2.1 million, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)	INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. Investment securities at December 31, 2008 and 2007 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Securities available for sale:
Federal agency and corporate mortgage-backed securities	$31,578	$472	$158	$31,892
Other debt securities:
Federal agency notes and bonds	25,117	361	19	25,459
Municipal	23,961	234	317	23,878

Subtotal, debt securities	80,656	1,067	494	81,229

Mutual funds	1,637	22	155	1,504

Total securities available for sale	$82,293	$1,089	$649	$82,733

Securities held to maturity:
Federal agency mortgage-backed securities	$31	$1	$1	$31
Other debt securities:
Municipal	55	3	—	58

Total securities held to maturity	$86	$4	$1	$89

December 31, 2007:
Securities available for sale:
Federal agency and corporate mortgage-backed securities	$24,356	$119	$132	$24,343
Other debt securities:
Federal agency notes and bonds	25,421	30	131	25,320
Municipal	21,736	121	58	21,799

Subtotal, debt securities	71,513	270	321	71,462

Mutual funds	1,559	—	30	1,529

Total securities available for sale	$73,072	$270	$351	$72,991

Securities held to maturity:
Federal agency mortgage-backed securities	$42	$—	$1	$41
Other debt securities:
Municipal	1,008	90	—	1,098

Total securities held to maturity	$1,050	$90	$1	$1,139

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,476	$5,536	$20	$21
Due after one year through five years	23,039	23,383	35	37
Due after five years through ten years	9,103	9,195	—	—
Due after ten years	11,460	11,223	—	—

	49,078	49,337	55	58

Mortgage-backed securities	31,578	31,892	31	31

	$80,656	$81,229	$86	$89

Investment securities with a carrying amount of $300,000 were pledged to secure public deposits at December 31, 2008. Also see notes 9 and 10 regarding investment securities pledged for other purposes.

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
Securities available for sale:

Continuous loss position less than twelve months:
Federal agency and corporate mortgage-backed securities	13	$5,505	$157
Federal agency notes or bonds	1	1,950	19
Municipal obligations	24	7,456	317

Total less than twelve months	38	14,911	493

Continuous loss position more than twelve months:
Federal agency and corporate mortgage-backed securities	1	152	1
Mutual fund	1	182	155

Total more than twelve months	2	334	156

Total securities available for sale	40	$15,245	$649

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

(Dollars in thousands)	Number Of Investment Positions	Fair Value	Gross Unrealized Losses
Securities held to maturity:

Continuous loss position more than twelve months:

Federal agency mortgage-backed securities	2	$31	$1

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2008, the 39 debt securities in the available for sale classification in a loss position had depreciated approximately 3% from the amortized cost basis. All of the debt securities in a loss position at December 31, 2008 were backed by federal or state governments or secured by mortgage loans. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and results of operations. At December 31, 2008, the Company also had an unrealized loss of $155,000 on a mutual fund which invests in floating-rate bank loans. Based on a review of the diversification by industry and issuers and the current and historical default rates, management has concluded that it is not probable that the Company would not recover the cost basis of the investment. As the Company has the intent and ability to hold securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

(4)	LOANS

Loans at December 31, 2008 and 2007 consisted of the following:

(In thousands)	2008	2007
Real estate mortgage loans:
Residential	$150,576	$161,554
Land	9,475	12,032
Residential construction	9,577	12,963
Commercial real estate	64,255	58,606
Commercial real estate construction	1,112	6,272
Commercial business loans	22,881	24,210
Consumer loans:
Home equity and second mortgage loans	43,031	41,035
Automobile loans	16,523	15,645
Loans secured by savings accounts	1,972	2,406
Unsecured loans	2,807	3,023
Other consumer loans	5,419	5,174

Gross loans	327,628	342,920

Less:
Deferred loan origination fees and costs, net	(247)	(205)
Undisbursed portion of loans in process	2,828	6,430
Allowance for loan losses	2,662	2,232

Loans, net	$322,385	$334,463

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2008, residential mortgage loans secured by one-to-four family residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $4.3 million.

Mortgage loans serviced for the benefit of others amounted to $457,000 and $552,000 at December 31, 2008 and 2007, respectively.

An analysis of the allowance for loan losses is as follows:

(In thousands)	2008	2007	2006
Beginning balances	$2,232	$2,320	$2,104
Provision for loan losses	1,570	558	810
Recoveries	196	136	110
Loans charged-off	(1,336)	(782)	(704)

Ending balances	$2,662	$2,232	$2,320

At December 31, 2008 and 2007, the total recorded investment in loans on nonaccrual amounted to approximately $4.4 million and $4.9 million, respectively. The total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $1.1 million and $816,000 at December 31, 2008 and 2007, respectively. Information about impaired loans and the related allowance for loan losses is presented below.

(In thousands)	2008	2007	2006
At end of year:
Impaired loans with related allowance	$3,201	$2,678	$1,657
Impaired loans with no allowance	2,332	3,017	2,713

Total	$5,533	$5,695	$4,370

Allowance related to impaired loans	$719	$555	$516

Average balance of impaired loans during the year	5,442	5,184	3,678

Interest income recognized in the statements of income during the periods of impairment	81	65	91

Interest income recognized during the periods of impairment – cash method	238	281	132

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2008:

(In thousands)
Beginning balance	$3,252
New loans	7,494
Payments	(5,178)

Ending balance	$5,568

The Bank has purchased commercial paper from a corporation where a director is considered a related party. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the year ended December 31, 2008, the Bank purchased approximately $739,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $1.7 million and $1.9 million at December 31, 2008 and 2007, respectively.

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2008	2007
Land and land improvements	$3,301	$3,190
Leasehold improvements	159	159
Office buildings	9,332	8,367
Furniture, fixtures and equipment	4,536	4,224

	17,328	15,940
Less accumulated depreciation	5,967	5,328

Totals	$11,361	$10,612

Depreciation expense was $812,000, $682,000 and $678,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)	FORECLOSED REAL ESTATE

At December 31, 2008 and 2007, the Bank had foreclosed real estate held for sale of $881,000 and $833,000, respectively. During the years ended December 31, 2008, 2007 and 2006, foreclosure losses in the amount of $386,000, $241,000 and $102,000, respectively, were charged off to the allowance for loan losses. Losses on subsequent write downs of foreclosed real estate of $65,000 and $35,000 for 2008 and 2007, respectively, are aggregated with realized gains and losses from the sale of foreclosed real estate. No losses on subsequent write downs of foreclosed real estate were recognized in 2006. The net gain or loss on foreclosed real estate is reported in other noninterest income or noninterest expense. Real estate taxes and other expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $145,000, $131,000 and $93,000 in 2008, 2007 and 2006, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill in the acquisition of Hometown Bancshares, Inc. during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2008, 2007 or 2006.

The following is a summary of other intangible assets subject to amortization as of December 31, 2008 and 2007:

(In thousands)	2008	2007
Core deposit intangibles:

Acquired in branch acquisition	$181	$181
Acquired in Hometown merger	566	566

Gross carrying amount	747	747

Accumulated amortization	(503)	(430)

	$244	$317

Amortization expense was $73,000 per year for each year during the three year period ended December 31, 2008. Estimated amortization expense for each of the ensuing five years is as follows:

Year ending December 31:	(In thousands)
2009	$73
2010	73
2011	66
2012	32
2013	—

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)	DEPOSITS

The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $44.3 million and $49.2 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)
2009	$101,282
2010	26,154
2011	15,810
2012	7,323
2013 and thereafter	5,390

Total	$155,959

The Bank held deposits of approximately $5.3 million and $5.5 million for related parties at December 31, 2008 and 2007, respectively.

(9)	RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. Information concerning borrowings under repurchase agreements is summarized as follows:

(Dollars in thousands)	2008	2007	2006
Weighted average interest rate during the year	2.11%	4.81%	5.00%
Average daily balance	$11,759	$13,137	$16,821
Maximum month-end balance during the year	$17,698	$18,071	$24,346

Debt securities underlying the agreements at December 31:

Amortized cost	$10,039	$22,584	$26,567
Fair value	$10,232	$22,491	$25,118

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2008 and 2007, advances from the Federal Home Loan Bank were as follows:

	2008		2007
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Fixed rate advances	4.68%	$47,830	4.73%	$60,694

At December 31, 2008, advances from the Federal Home Loan Bank totaling $23.0 million carried a put option whereby the Federal Home Loan Bank will automatically convert the fixed rate advance to a variable rate should the market interest rate exceed a pre-determined strike rate.

The following is a schedule of maturities for advances outstanding as of December 31, 2008:

Due in:	(In thousands)
2009	$15,054
2010	17,047
2011	3,379
2012	7,250
2013	5,100
Thereafter	—

Total	$47,830

The advances are secured under a blanket collateral agreement. At December 31, 2008, the carrying value of residential mortgage loans and investment securities pledged as security for the advances was $117.6 million and $1.3 million, respectively.

(11)	LEASE COMMITMENTS

During 2005, the Bank extended a noncancelable lease agreement for branch office space which expires in 2010. The Bank also has a noncancelable sub-lease agreement for branch office space which expires in 2010.

The subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 for the remaining lease terms in the aggregate:

Year ending December 31:	(In thousands)
2009	$39
2010	28

Total minimum payments required	$67

Total rental expense for all operating leases for each of the years in the three-year period ended December 31, 2008 was $49,000.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12)	INCOME TAXES

The components of income tax expense were as follows:

(In thousands)	2008	2007	2006
Current	$1,534	$1,654	$2,031
Deferred	(5)	(63)	(159)

Totals	$1,529	$1,591	$1,872

Significant components of the deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

(In thousands)	2008	2007
Deferred tax assets (liabilities):
Depreciation	$(594)	$(437)
Deferred loan fees and costs, net	(128)	(120)
Deferred compensation plans	162	170
Federal Home Loan Bank stock dividends	(127)	(127)
Allowance for loan losses	1,042	876
Unrealized (gain) loss on securities available for sale	(170)	28
Acquisition purchase accounting adjustments	(82)	(106)
Other	35	47

Net deferred tax asset	$138	$331

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2008	2007	2006
Provision at federal statutory tax rate	$1,734	$1,701	$1,897
State income tax-net of federal tax benefit	140	184	233
Tax-exempt interest income	(300)	(265)	(266)
Increase in cash value of life insurance	(77)	(51)	(14)
Other	32	22	22

Totals	$1,529	$1,591	$1,872

Effective tax rate	30.0%	31.8%	33.5%

Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2008 includes approximately $1.0 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2008.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Federal legislation enacted in 1996 repealed the use of the qualified thrift reserve method of accounting for bad debts for tax years beginning after December 31, 1995. As a result, the Bank discontinued the calculation of the annual addition to the statutory bad debt reserve using the percentage-of-taxable-income method and adopted the experience reserve method for banks. Under this method, the Bank computes its federal tax bad debt deduction based on actual loss experience over a period of years. The legislation also provided that the Bank will not be required to recapture its pre-1988 statutory bad debt reserves if it ceases to meet the qualifying thrift definitional tests as provided under prior law and if the Bank continues to qualify as a “bank” under existing provisions of the Internal Revenue Code.

(13)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $205,000, $214,000 and $195,000 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Ownership Plan:

On December 31, 1998, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees. The ESOP trust acquired 61,501 shares of Company common stock financed by a term loan with the Company. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan.

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 amounted to $160,000, $141,000 and $151,000, respectively.

Company common stock held by the ESOP trust at December 31 was as follows, as restated for the stock dividend declared on June 19, 2006 (see Note 19):

(Dollars in thousands)	2008	2007
Allocated shares	58,140	50,176
Unearned shares	—	10,661

Total ESOP shares	58,140	60,837

Fair value of unearned shares	$—	$176

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14)	DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain former officers are provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements became fully vested after four years of service beginning with the effective date of the agreements. The Bank has accrued the present value of the benefits so the amounts required will be provided beginning at the normal retirement dates and thereafter.

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1999 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these former officers which may provide funds for a portion of the required payments. Compensation expense for this plan was $27,000, $32,000 and $36,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Bank also has a directors’ deferred compensation plan whereby a director defers into a retirement account a portion of his monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. The Bank also accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter.

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1995 and 2037. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Compensation expense for this plan was $16,000, $15,000 and $14,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(15)	STOCK-BASED COMPENSATION PLANS

At December 31, 2008, the Company has two stock-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $46,000, $32,000 and $34,000 for 2008, 2007 and 2006, respectively. The total income tax benefit for stock options exercised was $17,000 for 2007. No income tax benefit was realized in 2008 or 2006 for stock options exercised.

Stock Option Plan

The Company’s stock option plan provides for issuance of up to 209,192 shares of the Company’s authorized but unissued common stock to all employees, including any officer or employee-director. Under the plan, the Company may grant both non-qualified and qualified (i.e., incentive) stock options. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant.

Options granted generally vest ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant. Certain stock options provide for accelerated vesting if there is a change in control (as defined in the plan).

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

The fair market value of stock options granted was determined at the date of grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended December 31, 2008, 2007 and 2006.

A summary of option activity under the plan as of December 31, 2008, and changes during the year then ended is presented below:

(Dollars in thousands except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	49,964	$10.56
Granted	—	—
Exercised	2,939	$7.10
Forfeited or expired	3,722	$18.22

Outstanding at end of year	43,303	$10.13	1.0	$223

Exercisable at end of year	43,303	$10.13	1.0	$223

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $21,000, $91,000 and $28,000, respectively.

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. The Company’s stock option plan was previously accounted for in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no stock-based employee compensation cost was reflected in net income because all options granted under the stock option plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS 123R using the modified prospective method and, as such, results from prior periods have not been restated. Under the statement’s transition provisions, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under the statement.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

The Company recognized compensation expense of $46,000, $32,000 and $32,000 for the years ended December 31, 2008, 2007 and 2006 respectively, related to the stock option plan as expense is recognized ratably over the five-year vesting period of the options. At December 31, 2008, there was no remaining unrecognized compensation expense related to nonvested stock options.

Restricted Stock Compensation Plan

The Company had a restricted stock compensation plan as an encouragement for directors, officers and key employees to remain in the employment or service of the Company. The plan provided for grants of up to 30,750 shares of the Company’s authorized but unissued common stock and all shares have been granted. The shares granted under the plan were in the form of restricted stock vesting over a five-year period beginning one year after the date of grant of the award. Compensation expense has been recognized over the requisite service period with a corresponding credit to stockholders’ equity. The requisite service period for restricted shares is the vesting period. The terms of the restricted stock compensation plan included a provision whereby all unearned shares become fully vested upon a “change in control” as defined in the plan.

The Company had no nonvested restricted shares as of December 31, 2008 and 2007. The aggregate fair value of shares vesting during each of the years ended December 31, 2007 and 2006, was $2,000.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

Commitments under outstanding standby letters of credit totaled $3.0 million at December 31, 2008.

The following is a summary of the commitments to extend credit at December 31, 2008 and 2007:

(In thousands)	2008	2007
Loan commitments:
Fixed rate	$7,563	$7,372
Adjustable rate	4,098	2,449

Unused lines of credit on credit cards	2,369	2,308
Undisbursed commercial and personal lines of credit	11,792	14,822
Undisbursed portion of construction loans in process	2,828	6,431
Undisbursed portion of home equity lines of credit	17,467	17,877

Total commitments to extend credit	$46,117	$51,259

(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 16). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments during the years ended December 31, 2008, 2007 and 2006.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18)	DIVIDEND RESTRICTION

As an Indiana corporation, the Company is subject to Indiana law with respect to the payment of dividends. Under Indiana law, the Company may pay dividends so long as it is able to pay its debts as they become due in the usual course of business and its assets exceed the sum of its total liabilities, plus the amount that would be needed, if the Company were to be dissolved at the time of the dividend, to satisfy any rights that are preferential to the rights of the persons receiving the dividend. The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company.

The payment of dividends by the Bank is subject to regulation by the Office of Thrift Supervision (OTS). The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by the OTS or below the amount of the liquidation account established upon completion of the conversion of the Bank’s former mutual holding company (First Capital, Inc., MHC) from mutual to stock form on December 31, 1998.

(19)	STOCK DIVIDEND

On June 19, 2006, the Company declared a 10% stock dividend payable on or about August 8, 2006 to shareholders of record as of the close of business on July 19, 2006. Based on the number of common shares outstanding on the record date, the Company issued 258,476 new shares. The fair market value of the additional shares issued, aggregating $4.1 million, was charged to retained earnings with corresponding increases in common stock and additional paid-in capital. All references in the accompanying financial statements to the number of common shares and per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

(20)	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators, which if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either year.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:

Total capital (to risk weighted assets)	$42,797	14.77%	$23,186	8.00%	$28,983	10.00%

Tier I capital (to risk weighted assets)	$40,854	14.10%	N/A		$17,390	6.00%

Tier I capital (to adjusted total assets)	$40,854	8.98%	$18,188	4.00%	$22,736	5.00%

Tangible capital (to adjusted total assets)	$40,854	8.98%	$6,821	1.50%	N/A

As of December 31, 2007:

Total capital (to risk weighted assets)	$38,562	13.20%	$23,363	8.00%	$29,203	10.00%

Tier I capital (to risk weighted assets)	$36,885	12.63%	N/A		$17,522	6.00%

Tier I capital (to adjusted total assets)	$36,885	8.25%	$17,894	4.00%	$22,367	5.00%

Tangible capital (to adjusted total assets)	$36,885	8.25%	$6,710	1.50%	N/A

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments at December 31, 2008 and 2007:

	2008		2007
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$22,149	$22,149	$15,055	$15,055
Securities available for sale	82,733	82,733	72,991	72,991
Securities held to maturity	86	89	1,050	1,139
Loans held for sale	1,244	1,275	258	258

Loans, net of allowance for loan losses	322,385	332,018	334,463	335,026

Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	2,330	2,330	2,549	2,549

Financial liabilities:
Deposits	355,891	361,356	328,151	329,935
Retail repurchase agreements	4,552	4,552	15,562	15,562
Advances from Federal Home Loan Bank	47,830	50,375	60,694	61,894
Accrued interest payable	1,415	1,415	1,902	1,902

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	12	—	18

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 16.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents

For cash and cash equivalents, including cash and due from banks, interest-bearing deposits with banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Debt and Equity Securities

For marketable equity securities, the fair values are based on quoted market prices. For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For Federal Home Loan Bank stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value.

Deposits

The fair value of demand deposits, savings accounts, money market deposit accounts and other transaction accounts is the amount payable on demand at the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Borrowed Funds

The carrying amounts of retail repurchase agreements approximate their fair value. The fair value of advances from Federal Home Loan Bank is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

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

(22)	FAIR VALUE MEASUREMENTS

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective January 1, 2008. The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of December 31, 2008. The Company had no liabilities measured at fair value as of December 31, 2008.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
Assets Measured on a Recurring Basis

Securities available for sale	$1,504	$81,229	$—	$82,733

Assets Measured on a Nonrecurring Basis

Impaired loans	—	3,201	—	3,201
Residential loans held for sale	—	1,244	—	1,244

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)

Impaired Loans. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. For collateral dependent impaired loans, market value is measured based on the value of the collateral securing these loans and is classified as Level 2 in the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Residential Loans Held for Sale. Residential loans held for sale are reported in the aggregate at the lower of cost or fair value using Level 2 inputs. The fair values are determined by quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

There were no transfers in or out of the Company’s Level 3 financial assets for the year ended December 31, 2008.

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

(23)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Capital, Inc. (parent company only) follows:

Balance Sheets

(In thousands)

	As of December 31,
	2008	2007
Assets:
Cash and interest bearing deposits	$605	$3,010
Other assets	188	198
Investment in subsidiaries	46,757	42,538

	$47,550	$45,746

Liabilities and Equity:
Accrued expenses	$28	$9
Stockholders’ equity	47,522	45,737

	$47,550	$45,746

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

Statements of Income

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Interest income	$16	$15	$14
Dividend income	10	2,813	2,516
Other operating expenses	(509)	(452)	(402)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(483)	2,376	2,128

Income tax benefit	156	149	125

Income (loss) before equity in undistributed net income of subsidiaries	(327)	2,525	2,253

Equity in undistributed net income of subsidiaries	3,896	887	1,455

Net income	$3,569	$3,412	$3,708

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net income	$3,569	$3,412	$3,708
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(3,896)	(887)	(1,455)
ESOP and stock compensation expense	206	173	185
Net change in other assets and liabilities	28	(14)	39

Net cash provided by (used in) operating activities	(93)	2,684	2,477

Financing Activities:
Exercise of stock options	21	108	25
Purchase of treasury stock	(348)	(680)	(138)
Cash dividends paid	(1,985)	(1,911)	(1,833)

Net cash used in financing activities	(2,312)	(2,483)	(1,946)

Net increase (decrease) in cash	(2,405)	201	531

Cash at beginning of year	3,010	2,809	2,278

Cash at end of year	$605	$3,010	$2,809

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	Years Ended December 31,
(In thousands, except for share and per share data)	2008	2007	2006
Basic:
Earnings:
Net income	$3,569	$3,412	$3,708

Shares:
Weighted average common shares outstanding	2,801,163	2,814,691	2,823,372

Net income per common share, basic	$1.27	$1.21	$1.31

Diluted:
Earnings:
Net income	$3,569	$3,412	$3,708

Shares:
Weighted average common shares outstanding	2,801,163	2,814,691	2,823,372
Add: Dilutive effect of outstanding options	14,113	21,902	24,779
Dilutive effect of restricted stock	—	8	78

Weighted average common shares outstanding, as adjusted	2,815,276	2,836,601	2,848,229

Net income per common share, diluted	$1.27	$1.20	$1.30

Unearned ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

(25)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash payments for:
Interest	$11,232	$13,660	$12,376
Income taxes	1,597	1,873	1,995

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$1,591	$1,074	$917
Proceeds from sales of foreclosed real estate financed through loans	302	69	49

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008

Interest income	$6,654	$6,467	$6,406	$6,159
Interest expense	3,117	2,699	2,506	2,423

Net interest income	3,537	3,768	3,900	3,736
Provision for loan losses	225	513	602	230

Net interest income after provision for loan losses	3,312	3,255	3,298	3,506
Noninterest income	878	923	928	844
Noninterest expenses	2,882	2,901	3,069	2,994

Income before income taxes	1,308	1,277	1,157	1,356
Income tax expense	409	388	354	378

Net income	$899	$889	$803	$978

Net income per common share, basic	$0.32	$0.32	$0.29	$0.35

Net income per common share, diluted	$0.32	$0.32	$0.29	$0.35

2007

Interest income	$6,764	$6,747	$6,789	$6,785
Interest expense	3,445	3,398	3,456	3,400

Net interest income	3,319	3,349	3,333	3,385
Provision for loan losses	225	35	118	180

Net interest income after provision for loan losses	3,094	3,314	3,215	3,205
Noninterest income	814	908	899	903
Noninterest expenses	2,802	2,933	2,812	2,802

Income before income taxes	1,106	1,289	1,302	1,306
Income tax expense	357	420	409	405

Net income	$749	$869	$893	$901

Net income per common share, basic	$0.27	$0.31	$0.32	$0.31

Net income per common share, diluted	$0.26	$0.31	$0.32	$0.31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod William W. Harrod	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2009

/s/ J. Gordon Pendleton	Chairman	March 24, 2009
J. Gordon Pendleton

/s/ Michael C. Frederick	Chief Financial Officer and Treasurer	March 24, 2009
Michael C. Frederick	(principal accounting and financial officer)

/s/ Samuel E. Uhl	Director	March 24, 2009
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 24, 2009
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 24, 2009
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 24, 2009
Kenneth R. Saulman

/s/ John W. Buschemeyer	Director	March 24, 2009
John W. Buschemeyer

/s/ Gerald L. Uhl	Director	March 24, 2009
Gerald L. Uhl

/s/ James S. Burden	Director	March 24, 2009
James S. Burden

/s/ James E. Nett	Director	March 24, 2009
James E. Nett

/s/ Michael L. Shireman	Director	March 24, 2009
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 24, 2009
Kathryn W. Ernstberger