Form 10-Q
period 2009-03-31
FIRST CAPITAL INC
filed 2009-05-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer	☐	Accelerated Filer	☐

	Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,776,451 shares of common stock were outstanding as of April 30, 2009.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands)
ASSETS
Cash and due from banks	$9,806	$14,210
Interest bearing deposits with banks	11,235	7,044
Federal funds sold	1,466	895

Total cash and cash equivalents	22,507	22,149

Securities available for sale, at fair value	83,743	82,733
Securities-held to maturity	75	86
Loans, net	316,129	322,385
Loans held for sale	1,351	1,244
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	825	881
Premises and equipment	11,562	11,361
Accrued interest receivable	2,005	2,330
Cash value of life insurance	5,407	5,351
Goodwill	5,386	5,386
Core deposit intangibles	226	244
Other assets	1,226	924

Total Assets	$453,993	$458,625

LIABILITIES
Deposits:
Noninterest-bearing	$39,204	$36,768
Interest-bearing	314,240	319,123

Total Deposits	353,444	355,891

Retail repurchase agreements	5,505	4,552
Advances from Federal Home Loan Bank	44,580	47,830
Accrued interest payable	1,230	1,415
Accrued expenses and other liabilities	1,569	1,415

Total Liabilities	406,328	411,103

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,129,354 shares (3,128,502 shares in 2008)	31	31
Additional paid-in capital	23,957	23,969
Retained earnings-substantially restricted	30,170	29,868
Accumulated other comprehensive income	250	270
Less treasury stock, at cost - 351,573 shares (333,972 shares in 2008)	(6,850)	(6,616)

Total First Capital, Inc. stockholders’ equity	47,558	47,522

Noncontrolling interest in subsidiary	107	—

Total Equity	47,665	47,522

Total Liabilities and Equity	$453,993	$458,625

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$5,066	$5,696
Securities	843	788
Federal Home Loan Bank dividends	28	43
Federal funds sold and interest bearing deposits with banks	6	127

Total interest income	5,943	6,654

INTEREST EXPENSE
Deposits	1,671	2,277
Borrowed funds	553	840

Total interest expense	2,224	3,117

Net interest income	3,719	3,537
Provision for loan losses	425	225

Net interest income after provision for loan losses	3,294	3,312

NONINTEREST INCOME
Service charges on deposit accounts	566	631
Gain on sale of mortgage loans	133	121
Increase in cash surrender value of life insurance	56	56
Other income	51	70

Total noninterest income	806	878

NONINTEREST EXPENSE
Compensation and benefits	1,636	1,657
Occupancy and equipment	339	301
Data processing	222	218
Professional fees	155	135
Advertising	58	46
Other operating expenses	621	525

Total noninterest expense	3,031	2,882

Income before income taxes	1,069	1,308
Income tax expense	264	409

Net Income	805	899
Less: net income attributable to the noncontrolling interest in subsidiary	(2)	—

Net Income Attributable to First Capital, Inc.	$803	$899

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(20)	560
Less: reclassification adjustment	—	—

Other comprehensive income (loss)	(20)	560

Comprehensive Income	$783	$1,459

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.29	$0.32

Diluted	$0.29	$0.32

Dividends per share	$0.18	$0.17

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to First Capital, Inc.	$803	$899
Adjustments to reconcile net income attributable to First Capital, Inc. to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	93	(2)
Depreciation and amortization expense	232	210
Deferred income taxes	(79)	(14)
ESOP and stock compensation expense	—	50
Increase in cash value of life insurance	(56)	(56)
Provision for loan losses	425	225
Proceeds from sales of mortgage loans	12,383	8,425
Mortgage loans originated for sale	(12,357)	(9,824)
Net gain on sale of mortgage loans	(133)	(121)
Decrease in accrued interest receivable	325	342
Decrease in accrued interest payable	(185)	(264)
Net change in other assets/liabilities	(66)	220

Net Cash Provided By Operating Activities	1,385	90

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(8,959)	(6,288)
Proceeds from maturities of securities available for sale	4,635	6,916
Proceeds from maturities of securities held to maturity	10	143
Principal collected on mortgage-backed obligations	3,201	1,531
Net decrease in loans receivable	5,688	6,706
Proceeds from sale of foreclosed real estate	199	308
Purchase of premises and equipment	(415)	(376)

Net Cash Provided By Investing Activities	4,359	8,940

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,447)	3,890
Net decrease in advances from Federal Home Loan Bank	(3,250)	(4,050)
Net increase in retail repurchase agreements	953	1,683
Exercise of stock options	10	—
Purchase of treasury stock	(234)	(14)
Net proceeds from subsidiary preferred stock issuance	83	—
Dividends paid	(501)	(477)

Net Cash Provided By (Used In) Financing Activities	(5,386)	1,032

Net Increase in Cash and Cash Equivalents	358	10,062
Cash and cash equivalents at beginning of period	22,149	15,055

Cash and Cash Equivalents at End of Period	$22,507	$25,117

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. The Bank has three wholly-owned subsidiaries that manage a portion of its investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated on July 3, 2008 to hold a portion of the Bank’s real estate mortgage loan portfolio. During 2008, the REIT was a wholly-owned subsidiary of First Harrison Holdings, Inc. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At March 31, 2009, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2008 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(33)	$927
Income tax (expense) credit	13	(367)

Net of tax amount	(20)	560
Less: reclassification adjustment for gains included in net income	—	—
Income tax benefit	—	—

Net of tax amount	—	—

Other comprehensive income (loss)	$(20)	$560

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Basic
Earnings:
Net income attributable to First Capital, Inc.	$803	$899

Shares:
Weighted average common shares outstanding	2,789,282	2,807,152

Net income attributable to First Capital, Inc. per common share, basic	$0.29	$0.32

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$803	$899

Shares:
Weighted average common shares outstanding	2,789,282	2,807,152
Add: Dilutive effect of outstanding options	10,279	17,304
Add: Dilutive effect of restricted stock	—	—

Weighted average common shares outstanding, as adjusted	2,799,561	2,824,456

Net income attributable to First Capital, Inc. per common share, diluted	$0.29	$0.32

4.	Stock Option Plan

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

For the three month period ended March 31, 2009, the Company did not recognize any compensation expense related to its stock option plans. The Company recognized compensation expense of $8,000 for the three month period ended March 31, 2008 related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At March 31, 2009, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash payments for:
Interest	$2,410	$3,381
Taxes	—	—

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	158	618

6.	Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements,” for financial assets and financial liabilities. This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principals (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. In February 2008 the Financial Accounting Standards Board (FASB) issued a statement delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, the Company began applying SFAS No. 157 to foreclosed real estate and goodwill in 2009.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of March 31, 2009. The Company had no liabilities measured at fair value as of March 31, 2009.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis

Securities available for sale	$—	$83,743	$—	$83,743

Assets Measured on a Nonrecurring Basis

Impaired loans	—	3,894	—	3,894
Loans held for sale	—	1,351	—	1,351
Foreclosed real estate	—	—	825	825
Goodwill	—	5,386	—	5,386

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are classified as Level 2.

Foreclosed Real Estate. Foreclosed real estate, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

Goodwill. Goodwill is carried at its implied fair value and is evaluated for possible impairment at least annually or more frequently upon the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in earnings equal to that excess amount. Annual evaluations have resulted in no charges for impairment. Fair value is based on observable inputs such as the market price of the Company’s stock and an analysis of data from sales of comparable financial institutions and these measurements are classified as Level 2.

There were no transfers in or out of the Company’s Level 3 financial assets for the three months ended March 31, 2009.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 (FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. This FSP, which becomes effective for interim and annual periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see below) is adopted at the same time. The Company will adopt this FSP for the period ending June 30, 2009, and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Also on April 9, 2009, the FASB issued FASB Staff Position FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No.157 when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which becomes effective for interim and annual periods ending after June 15, 2009, requires early adoption for periods ending after March 15, 2009 if a company elects to adopt early FSP FAS 115-1 and FAS 124-2 (see above). The Company will adopt this FSP for the period ending June 30, 2009, and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which becomes effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company will adopt this FSP for the period ending June 30, 2009, and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2009, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

Total assets decreased from $458.6 million at December 31, 2008 to $454.0 million at March 31, 2009, a decrease of 1.0%.

Net loans receivable (excluding loans held for sale) decreased $6.3 million from $322.4 million at December 31, 2008 to $316.1 million at March 31, 2009. Residential mortgages and commercial business loans decreased $4.5 million and $1.7 million, respectively, during the three months ended March 31, 2009.

Securities available for sale increased $1.0 million from $82.7 million at December 31, 2008 to $83.7 million at March 31, 2009. Maturities and principal repayments of these securities totaled $4.6 million and $3.2 million, respectively. Purchases of $9.0 million of securities classified as available for sale were made during the period and consisted primarily of U.S. government agency backed debt securities and mortgage-backed securities.

Investment securities held-to-maturity decreased $11,000 due primarily to maturities of $10,000 during the three months ended March 31, 2009.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $22.1 million at December 31, 2008 to $22.5 million at March 31, 2009. Interest bearing deposits with banks and federal funds sold increased $4.2 million and $571,000, respectively, while cash and due from banks decreased $4.4 million during the period.

Total deposits decreased 0.7% from $355.9 million at December 31, 2008 to $353.4 million at March 31, 2009. Interest-bearing checking and savings deposits decreased $4.5 million during the period. This decrease is primarily due to a withdrawal by a local municipality for operating funds. Noninterest-bearing demand deposits increased $2.4 million during the period primarily due to growth in commercial demand accounts.

Federal Home Loan Bank borrowings decreased from $47.8 million at December 31, 2008 to $44.6 million at March 31, 2009 as excess cash was used to pay maturing borrowings. Principal repayments of $3.2 million were made during the period and no new advances were drawn.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $4.6 million at December 31, 2008 to $5.5 million at March 31, 2009.

Total stockholders’ equity attributable to the Company increased from $47.5 million at December 31, 2008 to $47.6 million at March 31, 2009. This increase was primarily the result of retained net income of $302,000, offset by repurchases of treasury stock of $234,000. During the period, there was also an increase in the noncontrolling interest of the REIT of $107,000, representing the aggregate liquidation value of a preferred stock issuance and accrued earnings attributable to the noncontrolling interest.

Results of Operations

Net Income for the three-month periods ended March 31, 2009 and 2008. Net income attributable to the Company was $803,000 ($0.29 per share diluted) for the three months ended March 31, 2009 compared to $899,000 ($0.32 per share diluted) for the same period in 2008. The decrease is due to increases in the provision for loan losses and noninterest expenses and a decrease in noninterest income, offset by an increase in net interest income.

Net interest income for the three-month periods ended March 31, 2009 and 2008. Net interest income increased $182,000 for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $711,000 for the three months ended March 31, 2009 compared to the same period in 2008. For the quarter ended March 31, 2009, the average balance of interest-earning assets and their tax-equivalent yield were $422.3 million and 5.76%, respectively. During the same period in 2008, the average balance of those assets was $425.9 million and the tax-equivalent yield was 6.37%. This decrease was due to a decrease in yields across all asset types as the Federal Open Market Committee lowered its target for the federal funds rate by 2.00% from March 2008 to March 2009.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $893,000 for the three months ended March 31, 2009 compared to the same period in 2008. The average balance of interest-bearing liabilities decreased from $372.4 million in 2008 to $367.3 million in 2009. The average rate paid on those liabilities decreased from 3.35% in the quarter ended March 31, 2008 to 2.42% for the same period in 2009 primarily as a result of the decrease in the rate environment previously discussed. As a result, the tax-equivalent interest rate spread increased from 3.02% for the three-month period ended March 31, 2008 to 3.34% for the same period in 2009.

Provision for loan losses. The provision for loan losses increased from $225,000 for the three-month period ended March 31, 2008 to $425,000 for the same period in 2009. Net charge offs amounted to $272,000 and $182,000 for the three-month periods ended March 31, 2009 and 2008, respectively. During the three-month period ended March 31, 2009, gross loans receivable decreased $6.1 million. As stated earlier in this report, residential mortgages and commercial business loans decreased $4.5 million and $1.7 million, respectively. The increase in the provision reflects the impact of deteriorating general economic conditions and management’s assessment of the inherent credit risk with respect to unclassified loans giving consideration to the increase in net charge-offs. The provision for 2009 was also impacted by deterioration of collateral values for collateral dependent nonperforming loans.

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

The allowance for loan losses was $2.8 million at March 31, 2009 compared to $2.7 million at December 31, 2008. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2009, nonperforming loans amounted to $6.5 million compared to $5.5 million at December 31, 2008. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages of $1.4 million, consumer loans of $76,000 and commercial loans of $2,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2009 and December 31, 2008, nonaccrual loans amounted to $5.0 million and $4.4 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2009 and 2008. Noninterest income for the quarter ended March 31, 2009 decreased to $806,000 compared to $878,000 for the quarter ended March 31, 2008. Service charges on deposits decreased $65,000 when comparing the two periods, primarily due a decrease in overdraft fees as the bank has taken a more aggressive approach in writing off overdrawn checking accounts.

Noninterest expense for the three-month periods ended March 31, 2009 and 2008. Noninterest expense for the quarter ended March 31, 2009 increased $149,000 to $3.0 million compared to $2.9 million for the quarter ended March 31, 2008. This increase was primarily due to an increase in deposit insurance premiums and occupancy expenses. The increase in deposit insurance premiums is due to the Bank exhausting its one-time FDIC credit assessment on deposits in existence as of December 31, 1996 and an overall increase in assessment rates. FDIC insurance assessments are expected to increase in future periods as the FDIC increases assessment rates and levies a special assessment on assessable deposits as of June 30, 2009 to fund the costs of recent and expected future bank failures. The increase in occupancy expense can be attributed to the opening of a new office in Edwardsville, Indiana in October 2008 and overall inflationary increases in occupancy expenses.

Income tax expense. Income tax expense for the three-month period ended March 31, 2009 was $264,000, compared to $409,000 for the same period in 2008. The effective tax rate decreased from 31.3% in 2008 to 24.7% in 2009. The decrease in the effective tax rate for 2009 compared to 2008 was primarily the result of a decrease in state income taxes.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2009, the Bank had cash and cash equivalents of $22.5 million and securities available-for-sale with a fair value of $83.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2009, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 9.1%, 9.1% and 14.9%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2009, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2008 Annual Report to Stockholders, filed as an exhibit to the Form 10-K for the year ended December 31, 2008.

For the three months ended March 31, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis” in the Company’s 2008 Annual Report Form 10-K for the year ended December 31, 2008. Management reviews periodically the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2008.

PART I - ITEM 4

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2009	0	N/A	0	235,029

February 1 through February 28, 2009	11,021	$13.49	11,021	224,008

March 1 through March 31, 2009	6,580	$13.00	6,580	217,428

Total	17,601	$13.30	17,601

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 13, 2009	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 13, 2009	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO
and Treasurer