Form 10-Q
period 2009-09-30
FIRST CAPITAL INC
filed 2009-11-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,757,160 shares of common stock were outstanding as of October 31, 2009.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands)
ASSETS
Cash and due from banks	$8,293	$14,210
Interest bearing deposits with banks	8,647	7,044
Federal funds sold	—	895

Total cash and cash equivalents	16,940	22,149

Securities available for sale, at fair value	88,666	82,733
Securities-held to maturity	63	86
Loans, net	319,083	322,385
Loans held for sale	1,081	1,244
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	845	881
Premises and equipment	11,798	11,361
Accrued interest receivable	2,092	2,330
Cash value of life insurance	5,517	5,351
Goodwill	5,386	5,386
Core deposit intangibles	189	244
Other assets	1,415	924

Total Assets	$456,626	$458,625

LIABILITIES
Deposits:
Noninterest-bearing	$36,685	$36,768
Interest-bearing	331,943	319,123

Total Deposits	368,628	355,891

Retail repurchase agreements	5,826	4,552
Advances from Federal Home Loan Bank	32,776	47,830
Accrued interest payable	1,158	1,415
Accrued expenses and other liabilities	1,506	1,415

Total Liabilities	409,894	411,103

EQUITY
Preferred stock of $.01 par value per share; authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share; authorized 5,000,000 shares; issued 3,129,354 shares (3,128,502 shares in 2008)	31	31
Additional paid-in capital	23,957	23,969
Retained earnings-substantially restricted	28,780	29,868
Accumulated other comprehensive income	1,056	270
Less treasury stock, at cost - 371,637 shares (333,972 shares in 2008)	(7,200)	(6,616)

Total First Capital, Inc. stockholders’ equity	46,624	47,522

Noncontrolling interest in subsidiary	108	—

Total Equity	46,732	47,522

Total Liabilities and Equity	$456,626	$458,625

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,868	$5,555	$14,774	$16,802
Securities:
Taxable	542	550	1,724	1,670
Tax-exempt	255	234	737	692
Federal Home Loan Bank dividends	37	46	70	138
Fed funds sold and interest bearing deposits with banks	6	21	18	225

Total interest income	5,708	6,406	17,323	19,527
INTEREST EXPENSE
Deposits	1,489	1,851	4,673	6,111
Retail repurchase agreements	12	42	34	233
Advances from Federal Home Loan Bank	484	613	1,556	1,978

Total interest expense	1,985	2,506	6,263	8,322
Net interest income	3,723	3,900	11,060	11,205
Provision for loan losses	980	602	3,364	1,340

Net interest income after provision for loan losses	2,743	3,298	7,696	9,865
NON-INTEREST INCOME
Service charges on deposit accounts	620	689	1,792	1,998
Commission income	37	46	93	123
Gain on sale of mortgage loans	121	124	439	368
Mortgage brokerage fees	1	1	3	11
Increase in cash surrender value of life insurance	56	55	166	170
Other income	27	13	69	59

Total non-interest income	862	928	2,562	2,729

NON-INTEREST EXPENSE
Compensation and benefits	1,691	1,704	4,999	4,999
Occupancy and equipment	345	302	1,013	899
Data processing	690	215	1,161	647
Professional fees	232	163	547	446
Advertising	72	64	201	161
Other operating expenses	893	621	2,471	1,700

Total non-interest expense	3,923	3,069	10,392	8,852

Income (loss) before income taxes	(318)	1,157	(134)	3,742
Income tax expense (benefit)	(331)	354	(551)	1,151

Net Income	$13	$803	$417	$2,591
Less: net income attributable to noncontrolling interest in subsidiary	3	—	9	—

Net Income Attributable to First Capital, Inc.	$10	$803	$408	$2,591

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	748	(154)	786	(365)
Less: reclassification adjustment	—	—	—	—

Other comprehensive income (loss)	748	(154)	786	(365)

Comprehensive Income	$758	$649	$1,194	$2,226

Earnings per common share attributable to First Capital, Inc.
Basic	$—	$0.29	$0.15	$0.92

Diluted	$—	$0.29	$0.15	$0.92

Dividends per share	$0.18	$0.18	$0.54	$0.53

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$408	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts	414	59
Depreciation and amortization expense	720	646
Deferred income taxes	(723)	(167)
ESOP and stock compensation expense	—	167
Increase in cash value of life insurance	(166)	(170)
Provision for loan losses	3,364	1,340
Proceeds from sales of mortgage loans	36,458	25,283
Mortgage loans originated for sale	(35,856)	(25,114)
Net gain on sale of mortgage loans	(439)	(368)
Net gain on sale of land	—	(13)
Decrease in accrued interest receivable	238	377
Decrease in accrued interest payable	(257)	(531)
Net change in other assets/liabilities	(118)	539

Net Cash Provided By Operating Activities	4,043	4,639

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(29,912)	(19,621)
Proceeds from maturities of securities available for sale	13,525	16,975
Proceeds from maturities of securities held to maturity	20	953
Principal collected on mortgage-backed securities	11,273	4,792
Net (increase) decrease in loans receivable	(954)	5,983
Proceeds from sale of foreclosed real estate	928	614
Proceeds from sale of land	—	284
Purchase of premises and equipment	(1,101)	(1,307)

Net Cash Provided By (Used in) Investing Activities	(6,221)	8,673

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,737	6,521
Net decrease in advances from Federal Home Loan Bank	(15,054)	(6,864)
Net increase (decrease) in retail repurchase agreements	1,274	(8,077)
Exercise of stock options	10	21
Purchase of treasury stock	(584)	(273)
Net proceeds from subsidiary preferred stock issuance	83	—
Dividends paid	(1,497)	(1,484)

Net Cash Used In Financing Activities	(3,031)	(10,156)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,209)	3,156
Cash and cash equivalents at beginning of period	22,149	15,055

Cash and Cash Equivalents at End of Period	$16,940	$18,211

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Presentation of Interim Information

First Capital, Inc. (“Company”) is the holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. The Bank has three wholly-owned subsidiaries that manage a portion of its investment securities portfolio. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are Nevada corporations that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated on July 3, 2008 to hold a portion of the Bank’s real estate mortgage loan portfolio. During 2008, the REIT was a wholly-owned subsidiary of First Harrison Holdings, Inc. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At September 30, 2009, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In thousands)		(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,239	$(255)	$1,302	$(605)
Income tax benefit (expense)	(491)	101	(516)	240

Net of tax amount	748	(154)	786	(365)
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive gain (loss)	$748	$(154)	$786	$(365)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Supplemental Disclosure for Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income	$10	$803	$408	$2,591

Shares:
Weighted average common shares outstanding	2,761,357	2,800,598	2,775,076	2,803,220

Net income per common share, basic	$0.00	$0.29	$0.15	$0.92

Diluted
Earnings:
Net income	$10	$803	$408	$2,591

Shares:
Weighted average common shares outstanding	2,761,357	2,800,598	2,775,076	2,803,220
Add: Dilutive effect of outstanding options	15,530	13,297	13,500	14,184
Add: Dilutive effect of restricted stock	—	—	—	—

Weighted average common shares outstanding, as adjusted	2,776,887	2,813,895	2,788,576	2,817,404

Net income per common share, diluted	$0.00	$0.29	$0.15	$0.92

4. Stock Option Plan

For the nine month period ended September 30, 2009, the Company did not recognize any compensation expense related to its stock option plans. The Company recognized compensation expense of $46,000 for the nine month period ended September 30, 2008 related to its stock option plans. Compensation expense is recognized ratably over the requisite service period of the award which is the five-year vesting term of the options. At September 30, 2009, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining requisite service period. The Black-Scholes option pricing model was used to determine the grant date fair value of the options granted in prior periods.

5. Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash payments for:
Interest	$6,520	$8,853
Taxes	471	1,112

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	1,033	1,289

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Fair Value Measurements and Disclosures about Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of Accounting Standards Codification (ASC) Topic 820 (formerly Statement of Financial Accounting Standards (SFAS) No. 157), “Fair Value Measurements,” for financial assets and financial liabilities. This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles (“GAAP”); it does not create or modify any current GAAP requirements to apply fair value accounting. ASC Topic 820 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements. In February 2008, the Financial Accounting Standards Board (FASB) issued a statement delaying the effective date of the standard for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis. Accordingly, the Company began applying the standard to foreclosed real estate and goodwill in 2009.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of September 30, 2009. The Company had no liabilities measured at fair value as of September 30, 2009.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis

Securities available for sale	$—	$88,666	$—	$88,666

Assets Measured on a Nonrecurring Basis

Impaired loans	—	7,019	—	7,019
Loans held for sale	—	1,081	—	1,081
Foreclosed real estate	—	845	—	845
Goodwill	—	5,386	—	5,386

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company did not elect to measure any financial instruments at fair value under SFAS No. 159 upon adoption.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$16,940	$16,940	$22,149	$22,149
Securities available for sale	88,666	88,666	82,733	82,733
Securities held to maturity	63	64	86	89
Loans held for sale	1,081	1,081	1,244	1,275

Loans, net	319,083	330,061	322,385	332,018

Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	2,092	2,092	2,330	2,330

Financial liabilities:
Deposits	368,628	373,102	355,891	361,356
Retail repurchase agreements	5,826	5,826	4,552	4,552
Advances from Federal Home Loan Bank	32,776	34,465	47,830	50,375
Accrued interest payable	1,158	1,158	1,415	1,415

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	167	—	12

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (ASC Topic 810). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this statement on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC Topic 320). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the company intends to sell the debt security prior to recovery or it is more-likely-than not that the company will have to sell the debt security prior to recovery. If, however, the company does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires a company to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on a company’s best estimate of cash flows expected to be collected. This FSP, which is effective for interim and annual periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see below) is adopted at the same time. The Company adopted this FSP for the period ending June 30, 2009, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

Also on April 9, 2009, the FASB issued FASB Staff Position FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Topic 820). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires a company to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which is effective for interim and annual periods ending after June 15, 2009, requires early adoption for periods ending after March 15, 2009 if a company elects to adopt early FSP FAS 115-1 and FAS 124-2 (see above). The Company adopted this FSP for the period ending June 30, 2009, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, (ASC Topic 825). This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which is effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this FSP for the period ending June 30, 2009, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (ASC Topic 855). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the statement provides: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities: SFAS No. 166, Accounting for Transfers of Financial Assets (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC Topic 810). SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These new standards require a number of new disclosures. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These statements will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The adoption of these statements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2009, the FASB has issued Accounting Standards Update (ASU) No. 2009-01 (formerly SFAS No. 168), Topic 105 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards CodificationTM(Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This statement and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this statement, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of ASU 2009-05 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

8. Subsequent Events

The Company has evaluated whether any subsequent events that require recognition or disclosure in the accompanying consolidated financial statements and related notes thereto have taken place through the date these consolidated financial statements were issued (November 13, 2009). The Company has determined that there are no such subsequent events.

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

Critical Accounting Policies

During the nine months ended September 30, 2009, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Condition

Total assets decreased from $458.6 million at December 31, 2008 to $456.6 million at September 30, 2009, a decrease of 0.4%.

Net loans receivable (excluding loans held for sale) decreased $3.3 million from $322.4 million at December 31, 2008 to $319.1 million at September 30, 2009. Commercial mortgages and residential mortgages decreased $3.2 million and $2.8 million, respectively, during the nine months ended September 30, 2009 while commercial business loans increased $4.0 million during the period. The remainder of the change during the period was due to the $1.5 million change in the allowance for loan losses (See Provision for Loan Losses discussion in Results of Operations).

Securities available for sale increased $5.9 million from $82.7 million at December 31, 2008 to $88.7 million at September 30, 2009. Maturities and principal repayments of these securities totaled $13.5 million and $11.3 million, respectively, between September 30, 2009 and December 31, 2008. Purchases of $29.9 million of securities classified as available for sale were made during the period and consisted primarily of U.S. government agency backed debt securities, mortgage-backed securities and securities of various municipal governments.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Investment securities held-to-maturity decreased $23,000 due primarily to maturities of $20,000 during the nine months ended September 30, 2009.

Cash and cash equivalents decreased from $22.1 million at December 31, 2008 to $16.9 million at September 30, 2009. Cash and due from banks decreased $5.9 million during the period which was partially offset by an increase in interest bearing deposits with banks of $1.6 million.

Total deposits increased 3.6% from $355.9 million at December 31, 2008 to $368.6 million at September 30, 2009. Interest-bearing demand deposits increased $10.1 million during the period primarily due to the Bank’s successful efforts at attracting new public fund accounts in its immediate market area. Time deposits decreased $1.5 million during the period as some customers have not opted to lock in to long-term commitments while rates are at the current low levels.

Federal Home Loan Bank borrowings decreased from $47.8 million at December 31, 2008 to $32.8 million at September 30, 2009 as excess cash was used to pay maturing borrowings. Principal repayments of $15.1 million were made during the period and no new advances were drawn.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $4.6 million at December 31, 2008 to $5.8 million at September 30, 2009.

Total stockholders’ equity attributable to the Company decreased from $47.5 million at December 31, 2008 to $46.6 million at September 30, 2009. This decrease was primarily the result of net income of $408,000 and a net unrealized gain of $786,000 on securities available for sale, offset by dividends paid of $1.5 million and repurchases of treasury stock of $584,000. During the period, there was also an increase in the noncontrolling interest of the REIT of $108,000, representing the aggregate liquidation value of a preferred stock issuance and accrued earnings attributable to the noncontrolling interest.

Results of Operations

Net Income for the nine-month periods ended September 30, 2009 and 2008. Net income was $408,000 ($0.15 per share diluted) for the nine months ended September 30, 2009 compared to $2.6 million ($0.92 per share diluted) for the nine months ended September 30, 2008. During the 2009 period, the Company experienced decreases in net interest income after the provision for loan losses and in noninterest income, and an increase in noninterest expenses.

Net Income for the three-month periods ended September 30, 2009 and 2008. Net income was $10,000 ($0.00 per share diluted) for the three months ended September 30, 2009 compared to net income of $803,000 ($0.29 per share diluted) for the same period in 2008. A significant increase in noninterest expenses was the primary factor in the change.

Net interest income for the nine-month periods ended September 30, 2009 and 2008. Net interest income decreased $145,000 for the nine months September 30, 2009 compared the nine months ended September 30, 2008 primarily due to a change in the asset mix.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income decreased $2.2 million during the nine months ended September 30, 2009 compared to the same period in 2008. During the nine months ended September 30, 2009, the average balance of loans represented 76.4% of the average balance of all interest-earning assets. During the same period in 2008, the average balance of loans represented 78.8% of all interest-earning assets. The average tax-equivalent yield on the interest-earning assets was 6.33% during the nine months ended September 30, 2008, compared to 5.60% in the same period of 2009. This decrease in yield is due primarily to the Federal Reserve’s Open Market Committee lowering the federal funds rate by 275 basis points from January 2008 to December 2008.

Total interest expense decreased $2.1 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The average balance of interest-bearing liabilities increased from $365.7 million in 2008 to $366.2 million in 2009 while the average rate paid on these liabilities decreased from 3.03% in 2008 to 2.28% in 2009.

As a result of the changes described above, the tax-equivalent interest rate spread increased from 3.30% during the first nine months of 2008 to 3.32% for the same period in 2009.

Net interest income for the three-month periods ended September 30, 2009 and 2008. Net interest income decreased from $3.9 million for the three months ended September 30, 2008 to $3.7 million for the same period in 2009 primarily due to a decrease in the tax-equivalent interest rate spread.

Total interest income decreased $698,000 for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to a decrease in the tax-equivalent yield of interest-earning assets. For the quarter ended September 30, 2008, those assets had a tax-equivalent yield of 6.36%, but the tax-equivalent yield decreased during the same period in 2009 to 5.54%, primarily due to the decrease in market interest rate previously described.

Total interest expense decreased $521,000 for the three months ended September 30, 2009 compared to the same period in 2008. The average cost of interest-bearing liabilities decreased from 2.81% in 2008 to 2.16% in 2009.

As a result of the changes described above, the tax-equivalent interest rate spread decreased from 3.55% in the quarter ended September 30, 2008 to 3.38% during the same period in 2009.

Provision for loan losses. The provision for loan losses increased from $602,000 for the three-month period ended September 30, 2008 to $980,000 for the same period in 2009. Net charge offs amounted to $1.2 million and $195,000 for the three-month periods ended September 30, 2009 and 2008, respectively. Of the $1.2 million charged off in the period ended September 30, 2009, $919,000 was due to a single commercial relationship. The provision for loan losses was $3.4 million for the nine-month period ended September 30, 2009 as compared to $1.3 million for the same period in 2008. During the nine-month period ended September 30, 2009, gross loans receivable decreased $1.8 million. As stated earlier in this report, commercial mortgages and residential mortgages decreased $3.2 million and $2.8 million, respectively, while commercial business loans increased $4.0 million during the nine months ended September 30, 2009. The increase in the provision was primarily to allocate specific reserves of $1.6 million on two commercial loan relationships totaling $4.6 million, which are secured by commercial real estate and equipment, as well as to adjust for weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area. The Bank has also established specific reserves of $550,000 on impaired residential mortgage loans, which totaled $1.9 million at September 30, 2009, in recognition of declining home values in its market area.

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

The allowance for loan losses was $4.2 million at September 30, 2009 compared to $2.7 million at December 31, 2008. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2009, nonperforming loans amounted to $9.3 million compared to $5.5 million at December 31, 2008. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages of $885,000, commercial mortgages of $226,000, commercial business loans of $32,000 and consumer loans of $14,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2009 and December 31, 2008, nonaccrual loans amounted to $8.0 million and $4.4 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2009 and 2008. Noninterest income decreased to $2.6 million for the nine months ended September 30, 2009 from $2.7 million for the nine months ended September 30, 2008. Service charges on deposit accounts decreased $206,000 when comparing the two periods. This was partially offset by an increase of $71,000 in gains on the sale of mortgage loans during the 2009 period as the Bank originated and sold $36.5 million of mortgage loans into the secondary market during the first nine months of 2009 compared to $25.3 million during the same period in 2008.

Noninterest income for the three-month periods ended September 30, 2009 and 2008. Noninterest income for the quarter ended September 30, 2009 decreased to $862,000 compared to $928,000 for the quarter ended September 30, 2008. Service charges on deposit accounts decreased $69,000 when comparing the two periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the nine-month periods ended September 30, 2009 and 2008. Noninterest expense increased to $10.4 million for the nine months ended September 30, 2009 compared to $8.9 million for the same period in 2008. Other operating expenses increased $771,000 when comparing the two periods, primarily due to a $600,000 increase in FDIC deposit insurance premiums. This included $207,000 which was accrued for the special assessment imposed on all banks by the FDIC effective June 30, 2009 and payable on September 30, 2009. Data processing expenses increased $514,000 when comparing the two periods. This increase was primarily due to an increase of $444,000 in ATM processing fees. A substantial portion of this increase includes disputed fees for which the Bank is seeking a possible partial refund.

Noninterest expense for the three-month periods ended September 30, 2009 and 2008. Noninterest expense for the quarter ended September 30, 2009 increased $854,000 when compared to the quarter ended September 30, 2008. This increase was primarily due to a $475,000 increase in data processing expenses. The previously mentioned ATM processing fees increased $438,000 when comparing the two periods. Other operating expenses increased $272,000 when comparing the three months ended September 30, 2009 to the same period in 2008. This was primarily due to and increase of $155,000 in FDIC deposit insurance premiums and $89,000 related to the maintenance and sale of foreclosed real estate properties.

Income tax expense. The Company recognized an income tax benefit of $551,000 for the nine-month period ended September 30, 2009, compared to an expense of $1.2 million for the same period in 2008. The income tax benefit for 2009 is primarily due to tax exempt income and a decrease in income before taxes for the period. An income tax benefit for the three-month period ended September 30, 2009 of $331,000 was recognized, compared to an expense of $354,000 for the same quarter in 2008.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2009, the Bank had cash and cash equivalents of $16.9 million and securities available-for-sale with a fair value of $88.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of September 30, 2009, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 8.6%, 8.6% and 13.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2009, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $1.5 million at September 30, 2009.

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

For the nine months ended September 30, 2009, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2008 and September 30, 2009, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Change In Rates		At December 31, 2008
		Net Portfolio Value			Net Portfolio Value as a
		Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
					NPV Ratio	Change
		(Dollars in thousands)

300	bp	$47,365	$(6,200)	(12)%	10.24%	(103	)bp
200	bp	50,580	(2,985)	(6)	10.81	(46	)bp
100	bp	52,754	(811)	(2)	11.17	(20	)bp
Static		53,565	—	—	11.27	—	bp
(100)	bp	52,462	(1,103)	(2)	11.01	(26	)bp

Change In Rates		At September 30, 2009
		Net Portfolio Value			Net Portfolio Value as a
		Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
					NPV Ratio	Change
		(Dollars in thousands)

300	bp	$52,469	$(6,515)	(11)%	11.29%	(108	)bp
200	bp	56,300	(2,684)	(5)	11.97	(40	)bp
100	bp	58,432	(552)	(1)	12.33	(4	)bp
Static		58,984	—	—	12.37	—	bp
(100)	bp	57,920	(1,064)	(2)	12.13	(24	)bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase or decrease in prevailing interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At September 30, 2009, approximately 54% of the loan portfolio consisted of fixed-rate loans.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period		(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2009	(1)	12,261	$18.18	12,261	198,275

August 1 through August 31, 2009	(1)	52	$16.50	52	198,223

September 1 through September 30, 2009	(1)	859	$16.17	859	197,364

Total		13,172	$18.05	13,172

(1)	On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employment Agreement with Joel E. Voyles (4)

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.8	*Employment Agreement with William W. Harrod (4)

10.9	* First Capital, Inc. 2009 Equity Incentive Plan (7)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(7)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 13, 2009	BY:	/S/ WILLIAM W. HARROD
William W. Harrod
President and CEO

Dated November 13, 2009	BY:	/S/ MICHAEL C. FREDERICK
Michael C. Frederick
Senior Vice President, CFO and Treasurer