Form 10-K
period 2009-12-31
FIRST CAPITAL INC
filed 2010-03-30
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $43.8 million, based upon the closing price of $17.35 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 19, 2010 was 2,788,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Annual Report of Stockholders and of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

General

First Capital, Inc. (the “Company” or “First Capital”) was incorporated under Indiana law on September 11, 1998. On December 31, 1998, the Company became the holding company for First Federal Bank, A Federal Savings Bank (the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (the “MHC”), from a federal mutual holding company to a stock holding company. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank. The Bank changed its name to First Harrison Bank in connection with the merger. On March 20, 2003, the Company acquired Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana.

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

Lending Activities

General. Over the last few years, the Bank has continued to transform the composition of its balance sheet from that of a traditional thrift institution to that of a commercial bank. On the asset side, this is being accomplished in part by selling in the secondary market the newly-originated qualified fixed-rate residential mortgage loans while retaining variable rate residential mortgage loans in the portfolio. This transformation is also enhanced by an expanded commercial lending staff dedicated to growing commercial real estate and commercial business loans. The Bank also continues to originate consumer loans and residential construction loans for the loan portfolio. The Bank does not offer, and has not offered, Alt-A, sub-prime or no-document mortgage loans.

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$139,085	43.45%	$150,576	45.96%	$161,554	47.11%	$173,806	50.86%	$178,329	53.93%
Land	10,288	3.21	9,475	2.89	12,032	3.51	12,581	3.68	7,772	2.35
Commercial real estate	60,580	18.92	65,367	19.95	64,878	18.92	48,520	14.20	38,896	11.76
Residential construction(2)	13,862	4.33	9,577	2.92	12,963	3.78	17,435	5.10	19,513	5.90

Total mortgage loans	223,815	69.91	234,995	71.72	251,427	73.32	252,342	73.84	244,510	73.94

Consumer Loans:
Home equity and second mortgage loans	46,360	14.48	43,031	13.14	41,035	11.97	39,483	11.55	36,951	11.18
Automobile loans	17,714	5.53	16,523	5.04	15,645	4.56	15,637	4.57	14,526	4.39
Loans secured by savings accounts	1,361	0.43	1,972	0.60	2,406	0.70	2,263	0.66	1,950	0.59
Unsecured loans	2,677	0.84	2,807	0.86	2,848	0.83	2,895	0.85	2,932	0.89
Other(3)	5,321	1.66	5,419	1.65	5,349	1.56	4,406	1.29	5,142	1.56

Total consumer loans	73,433	22.94	69,752	21.29	67,283	19.62	64,684	18.92	61,501	18.61

Commercial business loans	22,861	7.15	22,881	6.99	24,210	7.06	24,730	7.24	24,626	7.45

Total gross loans	320,109	100.00%	327,628	100.00%	342,920	100.00%	341,756	100.00%	330,637	100.00%

Less:
Due to borrowers on loans in process	4,372		2,828		6,430		6,029		6,197
Deferred loan fees net of direct costs	(286)		(247)		(205)		(168)		(117)
Allowance for loan losses	4,931		2,662		2,232		2,320		2,104

Total loans, net	$311,092		$322,385		$334,463		$333,575		$322,453

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

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

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. During 2005, the Bank hired a mortgage banking manager, charged with hiring more mortgage originators and increasing the Bank’s secondary market business in Southern Indiana. For the year ended December 31, 2009, the Bank originated and funded $41.8 million of residential mortgage loans for sale in the secondary market. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2009, speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $4.2 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $24.1 million at December 31, 2009, of which $13.1 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2009, the Bank granted approximately $948,000 of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.6 million at December 31, 2009. At December 31, 2009, 5 loans were delinquent 30 days or more with an aggregate outstanding balance of $27,000.

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

Consumer Loans. The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans, home equity loans, home improvement loans, boat loans, mobile home loans and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank’s consumer loan portfolio consists of home equity and second mortgage loans followed by automobile and truck loans. Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to five years and at loan-to-value ratios up to 90% of the blue book value in the case of used vehicles and 90% of the purchase price in the case of new vehicles.

The Bank originates variable-rate home equity and fixed-rate second mortgage loans generally for terms not to exceed five years. The loan-to-value ratio on such loans is limited to 80%, taking into account the outstanding balance on the first mortgage loan.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$8,076	$14,547	$15,027	$32,141	$23,726	$45,568	$139,085
Commercial real estate and land loans	11,967	11,804	13,477	15,459	9,660	8,501	70,868
Residential construction(1)	13,731	131	—	—	—	—	13,862
Consumer loans	16,463	26,210	24,864	5,508	127	261	73,433
Commercial business	10,116	7,012	3,447	1,815	360	111	22,861

Total gross loans	$60,353	$59,704	$56,815	$54,923	$33,873	$54,441	$320,109

(1)	Includes construction loans for which the Bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2010, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$76,981	$54,028
Commercial real estate and land loans	20,851	38,050
Residential construction	—	131
Consumer loans	31,283	25,687
Commercial business	7,574	5,171

Total gross loans	$136,689	$123,067

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $9.7 million at December 31, 2009.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2009, the Bank had outstanding letters of credit of $2.1 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $286,000 of net deferred loan costs at December 31, 2009.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2009, the Bank had commitments to originate $3.6 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$2.236	$2,013	$1,684	$797	$792
Commercial real estate	3.445	2,088	2,674	2,192	805
Commercial business	2.237	82	397	48	92
Consumer	456	258	124	208	217

Total	8.374	4,441	4,879	3,245	1,906

Accruing loans past due 90 days or more:
Residential real estate	618	735	633	776	663
Commercial real estate	202	27	—	—	409
Commercial business	—	—	23	144	48
Consumer	318	330	160	205	173

Total	1.138	1,092	816	1,125	1,293

Foreclosed real estate, net	877	881	833	941	749

Total nonperforming assets	$10.389	$6,414	$6,528	$5,311	$3,948

Total loans delinquent 90 days or more to net loans	3.06%	1.72%	1.70%	1.31%	0.99%

Total loans delinquent 90 days or more to total assets	2.09%	1.21%	1.26%	0.96%	0.73%

Total nonperforming assets to total assets	2.28%	1.40%	1.44%	1.16%	0.90%

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $338,000 in interest income on nonperforming loans for the fiscal year ended December 31, 2009.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank does not forgive principal or interest on loans or modify interest rates to rates that are below market rates. These modified loans are also referred to as “troubled debt restructurings.” At December 31, 2009, modified loans totaled $294,000.

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

The Company holds a corporate collateralized mortgage obligation security that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality rating by various rating agencies. At December 31, 2009, the amortized cost and fair value of this security was $997,000 and $809,000, respectively. The Company has evaluated the existence of a potential credit loss component related to the decline in fair value and based upon an independent third party analysis performed in December 2009, the Company expects to collect the contractual principal and interest cash flows for this security. As a result, no other-than-temporary impairment has been recognized for this security as of December 31, 2009. The Company will continue to monitor credit quality and receive the independent third-party analysis of the security on a quarterly basis. While management does not anticipate a credit-related impairment loss for this security at December 31, 2009, additional deterioration in market and economic conditions may have a material adverse impact on the credit quality of this security in the future.

At December 31, 2009, the Bank had $8.4 million in doubtful loans and $5.9 million in substandard loans, of which all but $5.3 million are included in total nonperforming loans disclosed in the above table. The Bank also had one investment security classified as substandard at December 31, 2009, with a market value of $809,000 as discussed above. In addition to regulatory classifications, the Bank also classifies loans as “special mention” or “watch” when they are currently performing in accordance with their contractual terms but exhibit potential weaknesses that must be monitored by management on an ongoing basis. At December 31, 2009, the Bank identified $9.3 million in loans as special mention or watch loans.

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

At December 31, 2009, 2008 and 2007, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	8,428	4,441	4,879
Substandard	6,661	9,148	3,857
Special mention	9,274	7,689	5,111

Loans classified as impaired in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Impaired loans with related allowance	$6,890	$3,201	$2,678
Impaired loans with no allowance	2,622	2,332	3,017

Total impaired loans	$9,512	$5,533	$5,695

Allowance for loan losses:
Related to impaired loans	$3,188	$719	$555
Related to other loans	1,743	1,943	1,677

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2009, the Bank had foreclosed real estate totaling $877,000.

Allowance for Loan Losses. Loans are the Bank’s largest concentration of assets and continue to represent the most significant potential risk. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management’s estimate of probable loan losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management’s evaluation of the loan portfolio, including historical loan loss experience, delinquencies, known and inherent risks in the nature and volume of the loan portfolio, information about specific borrower situations, estimated collateral values, and economic conditions.

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

For loans evaluated on a pool basis, management applies loss factors to pools of loans with common risk characteristics (i.e., residential mortgage loans, home equity loans, credit card loans). The loss factors are derived from the Bank’s historical loss experience or, where the Bank does not have loss experience, the peer group historical loss experience. Peer group historical loss experience is used after evaluating the attributes of the Bank’s loan portfolio as compared to the peer group which is considered to be community banks located in the central region of the United States. Loss factors are adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the loan portfolio segment. The significant qualitative factors include the levels and trends in charge-offs and recoveries, trends in volume and terms of loans, levels and trends in delinquencies, the effects of changes in underwriting standards and other lending practices or procedures, the experience and depth of the lending management and staff, effects of changes in credit concentration, changes in industry and market conditions and national and local economic trends and conditions. Management evaluates these conditions on a quarterly basis and evaluates and modifies the assumptions used in establishing the loss factors.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Allowance at beginning of period	$2,662	$2,232	$2,320	$2,104	$2,478
Provision for loan losses	4,289	1,570	558	810	563

	6,951	3,802	2,878	2,914	3,041

Recoveries:
Residential real estate	26	4	2	14	—
Commercial real estate	6	—	—	—	—
Commercial business	14	13	13	4	—
Consumer	209	179	121	92	124

Total recoveries	255	196	136	110	124

Charge-offs:
Residential real estate	425	357	216	87	182
Commercial real estate	920	96	36	57	114
Commercial business	181	210	77	115	459
Consumer	749	673	453	445	306

Total charge-offs	2,275	1,336	782	704	1,061

Net (charge-offs) recoveries	(2,020)	(1,140)	(646)	(594)	(937)

Balance at end of period	$4,931	$2,662	$2,232	$2,320	$2,104

Ratio of allowance to total loans outstanding at the end of the period	1.54%	0.81%	0.65%	0.68%	0.64%

Ratio of net charge-offs to average loans outstanding during the period	0.63%	0.35%	0.19%	0.18%	0.29%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$1,297	47.78%	$608	48.88%	$440	50.89%	$539	55.96%	$474	59.83%
Commercial real estate and land loans	1,772	22.13	737	22.84	764	22.43	697	17.88	373	14.11
Commercial business	1,264	7.15	240	6.99	200	7.06	209	7.24	496	7.45
Consumer	598	22.94	1,077	21.29	828	19.62	875	18.92	761	18.61
Unallocated	—	—	—	—	—	—	—	—		—

Total allowance for loan losses	$4,931	100.00%	$2,662	100.00%	$2,232	100.00%	$2,320	100.00%	$2,104	100.00%

(1)	Includes residential construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2009, securities with a market value of $772,000 have adjustable rates as of that date.

At December 31, 2009, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2009				2008				2007
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Municipal:
Due in one year or less	22	21	0.02%	10.23%	$21	$20	0.03%	10.23%	$44	$43	0.07%	9.77%
Due after one year through five years	15	14	0.02	10.23%	37	35	0.04	10.23	150	144	0.19	9.66%
Due after five years through ten years	—	—	—	—	—	—	—	—	236	216	0.29	8.35%
Due after ten years	—	—	—	—	—	—	—	—	668	605	0.82	8.33%
Mortgage-backed securities(3)	27	27	0.03	3.36%	31	31	0.04	4.08%	41	42	0.06	4.96%

	$64	$62	0.07%		$89	$86	0.11%		$1,139	$1,050	1.43%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$7,389	$7,301	7.85%	3.04%	$4,055	$4,000	4.86%	3.89%	$11,434	$11,495	15.51%	3.83%
Due after one year through five years	11,861	11,789	12.67	2.62%	16,798	16,572	20.12	3.39%	12,900	12,926	17.44	4.33%
Due after five years through ten years	11,655	11,741	12.62	3.35%	4,606	4,545	5.52	4.32%	—	—	—	—
Due after ten years through fifteen years	5,704	5,734	6.16	3.03%	—	—	—	—	986	1,000	1.35	5.75%

Mortgage-backed securities (3)	25,847	25,428	27.34	4.65%	31,892	31,578	38.32	4.76%	24,343	24,356	32.85	4.82%

Municipal:
Due in one year or less	2,785	2,761	2.97	4.73%	1,481	1,476	1.79	4.54%	891	890	1.20	6.53%
Due after one year through five years	5,692	5,549	5.97	4.96%	6,585	6,467	7.85	5.28%	7,551	7,515	10.14	5.61%
Due after five years through ten years	4,958	4,874	5.24	5.68%	4,589	4,558	5.53	5.73%	4,225	4,191	5.65	6.54%
Due after ten years	15,057	14,982	16.11	5.94%	11,223	11,460	13.91	5.83%	9,132	9,140	12.33	6.48%

Equity securities:
Mutual funds	2,781	2,794	3.00	N/A	1,504	1,637	1.99	N/A	1,529	1,559	2.10	N/A

	$93,729	$92,953	99.93%		$82,733	$82,293	99.89%		$72,991	$73,072	98.57%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2009.

Amount at December 31, 2009
Maturity Period	(Dollars in thousands)
Three months or less	$7,209
Over three through six months	8,113
Over six through 12 months	9,213
Over 12 months	15,592

Total	$40,127

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2009			2008			2007
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$40,473	10.81%	$3,705	$36,768	10.33%	$1,476	$35,292	10.75%	$(926)
NOW accounts	133,252	35.58	23,960	109,292	30.71	38,718	70,574	21.51	18,186
Savings accounts	41,522	11.09	5,155	36,367	10.22	7,285	29,082	8.86	(1,003)
Money market accounts	14,230	3.80	(3,213)	17,443	4.90	(8,919)	26,362	8.03	(14,160)
Fixed rate time deposits which mature:
Within one year	85,864	22.93	(15,418)	101,282	28.46	(10,415)	111,697	34.04	11,349
After one year, but within three years	49,283	13.16	7,319	41,964	11.79	(5,986)	47,950	14.61	(5,003)
After three years, but within five years	9,591	2.56	(2,478)	12,069	3.39	5,586	6,483	1.98	(11,399)
After five years	195	0.05	(449)	644	0.18	(7)	651	0.20	(31)
Club accounts	66	0.02	4	62	0.02	2	60	0.02	(5)

Total	$374,476	100.00%	$18,585	$355,891	100.00%	$27,740	$328,151	100.00%	$(2,992)

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2009.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00% — 0.99%	$6,581	$210	$—	$—	$6,791	4.71%
1.00% — 1.99%	22,944	4,932	1,079	7	28,962	19.98
2.00% — 2.99%	29,551	20,176	4,511	2	54,240	37.41
3.00% — 3.99%	12,188	13,752	1,995	—	27,935	19.27
4.00% — 4.99%	11,564	9,716	1,888	186	23,354	16.11
5.00% — 5.99%	3,033	496	118	—	3,647	2.52
6.00% — 6.99%	—	—	—	—	—	0.00
7.00% — 7.99%	—	—	—	—	—	0.00
8.00% — 8.99%	3	1	—	—	4	0.00

Total	$85,864	$49,283	$9,591	$195	$144,933	100.00%

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

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum balance at any month end	$45,430	$60,294	$65,624

Average balance	40,500	53,639	59,722

Period end balance	24,776	47,830	60,694

Weighted average interest rate:
At end of period	4.32%	4.68%	4.73%

During the period	5.54%	4.78%	4.92%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum balance at any month end	$7,949	$17,698	$18,071

Average balance	5,428	11,759	13,137

Period end balance	7,949	4,552	15,562

Weighted average interest rate:
At end of period	0.91%	1.00%	2.76%

During the period	0.94%	2.11%	4.81%

Subsidiary Activities

The Bank is the Company’s only subsidiary, and is wholly-owned by the Company. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. was incorporated on July 3, 2008 to hold a portion of the Bank’s real estate mortgage loan portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc.

Personnel

As of December 31, 2009, the Bank had 125 full-time employees and 23 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company or savings association), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. A change in control definitively occurs upon the acquisition of 25% or more of the Company’s outstanding voting stock. Under the Change in Control Act, the Office of Thrift Supervision

generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2009, the Bank met each of its capital requirements. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base. Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77 1/2 basis points. The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the Federal Deposit Insurance Corporation assessment.

The Federal Deposit Insurance Corporation has imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar special assessments during the fiscal two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset. The remaining balance of the prepaid assessment was $2.1 million at December 31, 2009 and is included in other assets on the consolidated balance sheet.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010. Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds. That payment is established quarterly and for the four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2009, the Bank maintained 74% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis (including consolidated subsidiaries), are computed based upon the savings association’s total assets, financial condition and complexity of its portfolio. The OTS assessments paid by the Bank for the fiscal year ended December 31, 2009 totaled $115,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2009 of $3.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2009, the regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio was applied above $44.4 million. The first $10.3 million of otherwise reservable balances were exempted from the reserve requirements. These amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements.

In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board. The federal savings association charter would be eliminated and federal associations would be required to become banks under some proposals, although others would grandfather existing charters such as that of the Bank. Savings and loan holding companies would become regulated as bank holding companies under some proposals. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service in the past five years.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carry-overs, of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceed its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax (“AMT”) is paid. The Bank does not expect to be subject to the AMT.

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

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2009, $166.7 million, or 52.1% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2009, the Bank’s commercial business loan portfolio amounted to $22.9 million, or 7.2% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than one- to four-family mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2009, the Bank’s commercial real estate loan portfolio amounted to $60.1 million, or 18.9% of total loans. Commercial real estate lending is inherently riskier than one- to-four family mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past eighteen months, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

The current economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In the current recession, the national economy has experienced general economic downturns, with rising unemployment levels, declines in real estate values and erosion in consumer confidence. The current economic recession has also had a negative impact on our primary market area, which has experienced a softening of the local real estate market and reductions in local property values. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

Special Federal Deposit Insurance Corporation assessments and increased base assessment rates by the Federal Deposit Insurance Corporation will decrease our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate will increase our deposit insurance costs and negatively impact our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The assessment was collected on September 30, 2009. Based on our assets and Tier 1 capital as of June 30, 2009, our special assessment was approximately $205,000. The special assessment decreased our earnings. In addition, the Federal Deposit Insurance Corporation may impose additional emergency special assessments after June 30, 2009, of up to 5 basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the Federal Deposit Insurance Corporation will further decrease our earnings.

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

The Company and the Bank are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, their chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits. The Company and the Bank are both subject to regulation and supervision by the Office of Thrift Supervision. Such regulations and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including to imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory claim may have a material impact on the Bank’s operations. The current administration has also proposed comprehensive legislation intended to modernize regulation of the United States financial system. The proposed legislation contains several provisions that would have a direct impact on the Company and the Bank. Under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor. The proposed legislation would also require the Bank to become a national bank or convert to a state-chartered institution. In addition, it would eliminate the status of “savings and loan holding company” and mandate that all companies that control an insured depository institution register as a bank holding company. Registration as a bank holding company would represent a significant change, as material differences currently exist between savings and loan holding company and bank holding company supervision and regulation. For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements. The proposed legislation would also create a new federal agency, the Consumer Financial Protection Agency that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. If enacted, the legislation may have a substantial impact on our operations. However, because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2009.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	1,668	Owned		12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	11	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	671	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,090	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	224	Owned		2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,593	Owned		4,988

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	134	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	785	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,346	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	575	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,302	Owned		4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	1,183	Owned		3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2009	999	Owned		1,450

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2010.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2009, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2009, the Company had 1,282 stockholders of record and 2,761,915 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Note 18 in the accompanying Notes to Consolidated Financial Statement for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2009 and 2008 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2009:
First Quarter	$15.28	$11.77	$0.18	$14.90
Second Quarter	18.49	14.10	0.18	17.35
Third Quarter	18.27	15.75	0.18	17.50
Fourth Quarter	17.88	13.17	0.18	15.19

2008:
First Quarter	$16.89	$15.10	$0.17	$16.25
Second Quarter	16.25	13.84	0.18	14.70
Third Quarter	16.50	12.84	0.18	15.36
Fourth Quarter	15.50	13.08	0.18	15.28

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2009	1,382	$17.01	1,382	195,982
November 1 through November 30, 2009	963	15.57	963	195,019
December 1 through December 31, 2009	310	15.20	310	194,709

Total	2,655		2,655

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company’s audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Total assets	$455,534	$458,625	$453,179	$457,105	$438,354
Cash and cash equivalents (1)	15,857	22,149	15,055	24,468	14,673
Securities available for sale	93,729	82,733	72,991	71,362	75,721
Securities held to maturity	62	86	1,050	1,118	1,194
Net loans	311,092	322,385	334,463	333,575	322,453
Deposits	374,476	355,891	328,151	331,143	317,264
Retail repurchase agreements	7,949	4,552	15,562	19,228	10,704
Advances from Federal Home Loan Bank	24,776	47,830	60,694	59,461	65,099
Stockholders’ equity, net of noncontrolling interest in subsidiary	45,944	47,522	45,736	44,089	41,957

OPERATING DATA:	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Interest income	$22,969	$25,686	$27,085	$26,211	$23,659
Interest expense	8,388	10,745	13,699	12,741	10,343

Net interest income	14,581	14,941	13,386	13,470	13,316
Provision for loan losses	4,289	1,570	558	810	563

Net interest income after provision for loan losses	10,292	13,371	12,828	12,660	12,753

Noninterest income	3,373	3,573	3,524	3,471	3,001
Noninterest expense	13,473	11,846	11,349	10,551	10,152

Income before income taxes	192	5,098	5,003	5,580	5,602

Income tax expense (benefit)	(586)	1,529	1,591	1,872	1,914

Net Income	778	3,569	3,412	3,708	3,688

Less: net income attributable to noncontrolling interest in subsidiary	12	—	—	—	—

Net Income Attributable to First Capital, Inc.	$766	$3,569	$3,412	$3,708	$3,688

PER SHARE DATA (2,3):
Net income - basic	$0.28	$1.27	$1.21	$1.31	$1.31
Net income - diluted	0.28	1.27	1.20	1.30	1.29
Dividends	0.72	0.71	0.68	0.68	0.62

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data for 2005 has been restated for the 10% stock dividend declared on June 19, 2006.
(3)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

SELECTED FINANCIAL RATIOS:	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Performance Ratios:

Return on assets (1)	0.17%	0.79%	0.76%	0.84%	0.86%
Return on average equity (2)	1.62%	7.65%	7.74%	8.64%	8.91%
Dividend payout ratio (3)	256.21%	55.62%	56.00%	49.31%	43.05%
Average equity to average assets	10.34%	10.31%	9.87%	9.66%	9.61%
Interest rate spread (4)	3.26%	3.30%	2.82%	2.90%	3.02%
Net interest margin (5)	3.56%	3.68%	3.31%	3.34%	3.39%
Non-interest expense to average assets	2.95%	2.62%	2.54%	2.38%	2.36%
Average interest earning assets to average interest bearing liabilities	115.08%	114.89%	114.94%	114.25%	114.11%

Regulatory Capital Ratios (Bank only):

Tier I - adjusted total assets	8.66%	8.98%	8.25%	7.95%	7.94%
Tier I - risk based	13.39%	14.10%	12.63%	12.57%	12.86%
Total risk-based	13.99%	14.77%	13.20%	13.15%	13.39%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (6)	3.06%	1.72%	1.70%	1.31%	0.99%
Nonperforming assets as a percent of total assets (7)	2.28%	1.40%	1.44%	1.16%	0.90%
Allowance for loan losses as a percent of gross loans receivable	1.54%	0.81%	0.65%	0.68%	0.64%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans, but exclude restructured loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. As of December 31, 2009, the Company has not recognized any OTTI charges.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income. Net income attributable to the Company was $766,000 ($0.28 per share diluted; weighted average common shares outstanding of 2,784,080, as adjusted) for the year ended December 31, 2009 compared to $3.6 million ($1.27 per share diluted; weighted average common shares outstanding of 2,815,276, as adjusted) for the year ended December 31, 2008.

Net Interest Income. Net interest income decreased $360,000, or 2.4%, from $14.9 million in 2008 to $14.6 million in 2009 primarily due to a decrease in the interest rate spread.

Total interest income decreased 10.6% from $25.7 million in 2008 to $23.0 million in 2009. This decrease was primarily a result of lower yields due to lower market interest rates and a change in the composition of interest-earning assets. Interest on loans decreased $2.5 million as a result of the average tax-equivalent yield on those loans decreasing from 6.72% in 2008 to 6.09% in 2009 and the average balance of loans decreasing from $329.9 million in 2008 to $322.0 million in 2009. Interest on investment securities increased $118,000 during 2009 due to the average balance of investment securities increasing from $77.0 million in 2008 to $87.6 million in 2009 partially offset by the average tax-equivalent yield of those investments decreasing from 4.96% in 2008 to 4.42% in 2009. The average balance of total interest-earning assets increased from $420.3 million in 2008 to $425.4 million in 2009. The average tax equivalent yield on interest-earning assets decreased from 6.24% in 2008 to 5.53% in 2009. Management continued to focus loan origination efforts on commercial and consumer loans during 2009. The majority of the new commercial loans are adjustable-rate loans. Adjustable-rate loans now comprise 48% of the total loan portfolio, compared to 40% at the end of 2008. As the Federal Open Market Committee (FOMC) of the Federal Reserve kept interest at or near historic lows during 2009, the yield on variable-rate loans scheduled to reprice during the year decreased as did the yield on new originations.

Total interest expense decreased $2.4 million, from $10.7 million for 2008 to $8.4 million for 2009. This decrease was primarily due to a decrease in the average cost of funds from 2.94% in 2008 to 2.27% in 2009. The decrease was primarily due to the average cost of interest-bearing deposits which decreased from 2.64% in 2008 to 1.88% in 2009 primarily due to the FOMC keeping interest rates at these low levels. The average cost of Federal Home Loan Bank advances increased from 4.78% in 2008 to 5.54% in 2009 due to the Bank repaying $8.0 million in advances in December 2009. The advances paid off had a weighted average interest rate of 5.97% and the Bank incurred a prepayment penalty of $295,000, which is reported as interest expense. This additional interest expense increased the average cost of advances by 0.73% in 2009 and for all interest-bearing liabilities by 0.08% during the period. Management determined that the long-term benefit to earnings from utilizing excess liquidity to pay off these advances outweighed the short-term impact of the prepayment penalty. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2009 and 2008 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $4.3 million for 2009 compared to $1.6 million in 2008. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses during 2009 primarily due to an allocation of specific reserves of $2.3 million on two commercial loan relationships totaling $4.6 million, which are secured by commercial real estate and equipment as well as to provide for increased inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area. Nonperforming loans increased from $5.5 million at December 31, 2008 to $9.5 million at December 31, 2009. Net charge offs increased when comparing the two periods, from $1.1 million during 2008 to $2.0 million during 2009. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

Provisions for loan losses are charges to earnings to maintain the total allowance for loan losses at a level considered reasonable by management to provide for probable known and inherent loan losses based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank’s control. While the Bank maintains the allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

Noninterest income. Noninterest income decreased $200,000 to $3.4 million for 2009 compared to 2008. Service charges on deposit accounts decreased $220,000 when comparing the two periods due to a decline in overdraft fees. This was partially offset by an increase of $59,000 in gains on the sale of mortgage loans as the Bank originated and sold $42.1 million of mortgage loans into the secondary market during 2009 compared to $32.7 million during 2008.

Noninterest expense. Noninterest expense increased $1.6 million, or 13.7%, to $13.5 million for 2009 compared to $11.8 million for 2009. The increase is primarily due to increases of $903,000 and $383,000 in other operating expenses and data processing expenses, respectively. The increase in other operating expenses was primarily due to an increase of $790,000 in Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums, including the special assessment imposed on all banks and thrifts imposed by the FDIC effective June 30, 2009. The Bank’s special assessment was $205,000 and all general quarterly assessments were significantly higher in 2009 as the FDIC attempts to compensate for recent and expected bank failures. The increase in data processing expenses was primarily due to an increase of $276,000 in ATM processing fees. A substantial portion of this increase includes disputed fees for which the Bank is seeking a possible partial refund. Also, as an incentive for switching its ATM processor, the Bank received a cash payment of $225,000 which reduced ATM processing fees in 2009.

Income tax expense. The Company recognized an income tax benefit of $586,000 during 2009 compared to income tax expense of $1.5 million for 2008. The income tax benefit for 2009 is primarily due to tax exempt income and a decrease in income before taxes for the year. See Note 12 in the accompanying Notes to Consolidated Financial Statements.

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

Total interest expense decreased $3.0 million, from $13.7 million for 2007 to $10.7 million for 2008. This decrease was primarily due to a decrease in the average cost of funds from 3.76% in 2007 to 2.94% in 2008. The decrease was primarily due to the average cost of interest-bearing demand deposits which decreased from 2.41% in 2007 to 1.19% in 2008 primarily due to the FOMC rate reductions. The average balances of deposits and borrowed funds were $300.4 million and $65.4 million, respectively, for 2008. In 2007, those average balances were $291.7 million and $72.9 million. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2008 and 2007 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

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

Provisions for loan losses are charges to earnings to maintain the total allowance for loan losses at a level considered reasonable by management to provide for probable known and inherent loan losses based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank’s control. While the Bank maintains the allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

Noninterest income. Noninterest income increased $49,000 to $3.6 million for 2008 compared to 2007. Service charges on deposit accounts and the earnings from bank-owned life insurance increased $83,000 and $78,000, respectively, when comparing the two periods. The increase in cash surrender value of bank-owned life insurance was due to the purchase of $3.6 million of bank-owned life insurance in May 2007. Commission and fee income decreased $135,000 for 2008 compared to 2007 primarily due to a decrease in mortgage brokerage fees as the Bank emphasized originating loans for its portfolio and for sale in the secondary market rather than brokering loans for third parties.

Noninterest expense. Noninterest expense increased $497,000, or 4.4%, to $11.8 million for 2008 compared to $11.3 million in 2007. The increase results primarily from increases of $212,000 in other operating expenses and $205,000 in compensation and benefits. The increase in other operating expenses was primarily due to an increase of $112,000 in FDIC deposit insurance assessments as the Bank exhausted its one-time FDIC credit assessment on deposits in existence as of December 31, 1996. The increase in compensation and benefits is attributable to normal salary increases.

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

	Year Ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1) (2):
Taxable (3)	$319,510	$19,517	6.11%	$327,698	$22,013	6.72%	$331,077	$23,282	7.03%
Tax-exempt	2,502	104	4.16%	2,220	149	6.71%	2,636	173	6.56%

Total loans	322,012	19,621	6.09%	329,918	22,162	6.72%	333,713	23,455	7.03%

Investment securities:
Taxable (3)	62,149	2,354	3.79%	53,478	2,420	4.53%	57,193	2,509	4.39%
Tax-exempt	25,450	1,521	5.98%	23,475	1,397	5.95%	20,873	1,248	5.98%

Total investment securities	87,599	3,875	4.42%	76,953	3,817	4.96%	78,066	3,757	4.81%

Federal funds sold and interest-bearing deposits with banks	15,800	25	0.16%	13,436	233	1.73%	7,210	359	4.98%

Total interest-earning assets	425,411	23,521	5.53%	420,307	26,212	6.24%	418,989	27,571	6.58%

Noninterest-earning assets	31,193			31,823			27,919

Total assets	$456,604			$452,130			$446,908

Interest-bearing liabilities:
Interest-bearing demand deposits	$130,848	$1,102	0.84%	$108,230	$1,283	1.19%	$92,843	$2,242	2.41%
Savings accounts	39,964	149	0.37%	33,183	247	0.74%	30,440	242	0.80%
Time deposits	152,916	4,844	3.17%	159,012	6,404	4.03%	168,387	7,642	4.54%

Total deposits	323,728	6,095	1.88%	300,425	7,934	2.64%	291,670	10,126	3.47%

Retail repurchase agreements	5,428	51	0.94%	11,759	248	2.11%	13,137	632	4.81%
FHLB advances	40,500	2,242	5.54%	53,639	2,563	4.78%	59,722	2,941	4.92%

Total interest-bearing liabilities	369,656	8,388	2.27%	365,823	10,745	2.94%	364,529	13,699	3.76%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	38,547			37,069			35,026
Other liabilities	1,168			2,611			3,250

Total liabilities	409,371			405,503			402,805
Stockholders’ equity	47,233			46,627			44,103

Total liabilities and Stockholders’ equity (4)	$456,604			$452,130			$446,908

Net interest income		$15,133			$15,467			$13,872

Interest rate spread			3.26%			3.30%			2.82%

Net interest margin			3.56%			3.68%			3.31%

Ratio of average interest – earning assets to average interest-bearing liabilities			115.08%			114.89%			114.94%

(1)	Interest income on loans includes fee income of $ 642,000, $620,000 and $485,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and Federal Home Loan Bank Stock.
(4)	Stockholders’ equity attributable to First Capital, Inc.

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

	2009 Compared to 2008 Increase (Decrease) Due to				2008 Compared to 2007 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(1,996)	$(550)	$50	$(2,496)	$(1,038)	$(241)	$10	$(1,269)
Tax-exempt	(57)	19	(7)	(45)	4	(27)	(1)	(24)

Total investment securities	(2,053)	(531)	43	(2,541)	(1,034)	(268)	9	(1,293)

Investment securities:
Taxable	(395)	393	(64)	(66)	80	(164)	(5)	(89)
Tax-exempt	5	118	1	124	(6)	156	(1)	149

Total investment securities	(390)	511	(63)	58	74	(8)	(6)	60

Federal funds sold and interest-bearing deposits with banks	(211)	40	(37)	(208)	(234)	310	(202)	(126)
Total net change in income on interest-earning assets	(2,654)	20	(57)	(2,691)	(1,194)	34	(199)	(1,359)

Interest-bearing liabilities:
Interest-bearing deposits	(2,277)	615	(177)	(1,839)	(2,423)	304	(73)	(2,192)
Retail repurchase agreements	(137)	(134)	74	(197)	(355)	(66)	37	(384)
FHLB advances	407	(628)	(100)	(321)	(87)	(300)	9	(378)
Total net change in expense on interest-bearing liabilities	(2,007)	(147)	(203)	(2,357)	(2,865)	(62)	(27)	(2,954)

Net change in net interest income	$(647)	$167	$146	$(334)	$1,671	$96	$(172)	$1,595

Comparison of Financial Condition at December 31, 2009 and 2008

Total assets decreased 0.7% from $458.6 million at December 31, 2008 to $455.5 million at December 31, 2009 primarily due to decreases in net loans and cash and cash equivalents, partially offset by an increase in securities available for sale.

Net loans decreased 3.5% from $322.4 million at December 31, 2008 to $311.1 million at December 31, 2009. The primary factor of the net loan decrease was a reduction of $11.5 million in residential mortgage loans as the Bank continued to expand its mortgage banking activities and retained fewer residential mortgage loans in the loan portfolio. The Bank originated $41.8 million in new residential mortgages for sale in the secondary market during 2009 compared to $33.2 million in 2008. These loans were originated and funded by the Bank and sold in the secondary market. Of this total, $11.9 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. Commercial real estate loans decreased by $4.8 million during 2009 while residential construction loans and consumer loans increased $4.3 million and $3.7 million, respectively, during the period.

Securities available for sale, at fair value, consisting primarily of U.S. agency and private mortgage-backed obligations, U.S. agency notes and bonds, and municipal obligations increased $11.0 million, from $82.7 million at December 31, 2008 to $93.7 million at December 31, 2009. Purchases of securities available for sale totaled $41.6 million in 2009. These purchases were offset by maturities of $16.4 million and principal repayments of $14.0 million. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

The investment in securities held to maturity, consisting of federal agency mortgage-backed securities and municipal obligations, decreased from $86,000 at December 31, 2008 to $62,000 at December 31, 2009. During 2009, the Bank had maturities of $20,000 and principal repayments of $4,000.

Cash and cash equivalents decreased from $22.1 million at December 31, 2008 to $15.9 million at December 31, 2009. The Bank used excess liquidity from loan repayments and increases in deposits to reduce higher-cost borrowed funds, including $8 million in Federal Home Loan Bank advances prepaid in December 2009 mentioned previously in the discussion of operating results.

Total deposits increased 5.2%, from $355.9 million at December 31, 2008 to $374.5 million at December 31, 2009. Interest-bearing demand deposits, money market and savings accounts increased a total of $25.9 million during 2009 while time deposits decreased $11.0 million during the period. Part of the increase in interest-bearing demand deposits resulted from the Bank’s successful efforts to attract operating accounts of public entities, such as counties, cities and school corporations. Time deposits have decreased as some customers are unwilling to lock into long-term commitments while interest rates are at their current low levels. Noninterest-bearing demand deposits increased 10.1% to $40.5 million at December 31, 2009.

Federal Home Loan Bank borrowings decreased $23.1 million from $47.8 million at December 31, 2008 to $24.8 million at December 31, 2009. There were no new advances drawn during the year. Principal payments on advances totaled $23.1 million during 2009.

Retail repurchase agreements, which represent overnight borrowings from business and local municipality deposit customers, increased from $4.6 million at December 31, 2008 to $7.9 million at December 31, 2009, primarily due to the normal fluctuations of those accounts.

Total stockholders’ equity attributable to the Company decreased from $47.5 million at December 31, 2008 to $46.1 million at December 31, 2009. This decrease is primarily the result of net income of $766,000 offset by dividends paid of $2.0 million and repurchases of treasury stock of $626,000. During 2009 the Company repurchased 40,320 shares of its stock at a weighted average price of $15.56 per share. As of December 31, 2009, the Company had repurchased 45,759 shares of the 240,467 authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 374,292 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2009	2008
	(In thousands)
Commitments to originate new loans	$9,734	$11,661
Undisbursed portion of construction loans	4,372	2,828
Unfunded commitments to extend credit under existing commercial and personal lines of credit	32,717	31,628
Standby letters of credit	2,074	3,004

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$374,476	$315,407	$49,283	$9,591	$195
Federal Home Loan Bank advances	24,776	9,047	10,629	5,100	—
Retail repurchase agreements	7,949	7,949	—	—	—
Operating lease obligations	28	28	—	—	—

Total contractual obligations	$407,229	$332,431	$59,912	$14,691	$195

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the Federal Home Loan Bank of Indianapolis. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2009, the Bank had cash and interest-bearing deposits with banks of $15.9 million and securities available for sale with a fair value of $93.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and collateral eligible for repurchase agreements.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2009, the Bank had total commitments to extend credit of $46.8 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2009, the Bank had certificates of deposit scheduled to mature within one year of $85.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulations. As of December 31, 2009 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 8.7%, 8.7% and 14.0%, respectively. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2009, the Company had liquid assets of $952,000.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2009, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	At December 31, 2009
	Net Portfolio Value			Net Portfolio Value as a Percent of Present Value of Assets
Change In Rates	Dollar Amount	Dollar Change	Percent Change
				NPV Ratio	Change
	(Dollars in thousands)
300bp	$51,262	$(9,669)	(16)%	11.11%	(169)bp
200bp	55,981	(4,950)	(8)	11.97	(83)bp
100bp	59,274	(1,657)	(3)	12.54	(26)bp
—bp	60,931	—	—	12.80	—bp
(100)bp	61,405	474	1	12.84	4bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing market interest rates and would be expected to increase in the event of a sudden and sustained decrease in prevailing market interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans and debt securities in the Bank’s portfolio. At December 31, 2009, approximately 52% of the loan portfolio consisted of fixed-rate loans and substantially all of the debt securities portfolio consists of fixed-rate securities.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors of First Capital, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to First Capital’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	42	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	56	Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas	53	Senior Vice President- Lending

(1)	As of December 31, 2009.

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

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to First Capital’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in First Capital’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in First Capital’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	32,615	$10.00	223,000
Equity compensation plans not approved by security holders	—	—	—
Total	32,615	$10.00	223,000

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to First Capital’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to First Capital’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employment Agreement with Joel E. Voyles (4)

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.8	*First Capital, Inc. 2009 Equity Incentive Plan (7)

10.9	*Employment Agreement with William W. Harrod (4)

10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (8)

10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (8)

10.12	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (8)

10.13	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and John Buschemeyer (8)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(7)	Incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(8)	Incorporated by reference to the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

January 15, 2010

MONROE SHINE & CO., INC. ¿ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(Dollars in thousands, except share and per share data)	2009	2008
ASSETS
Cash and due from banks	$10,430	$14,210
Interest bearing deposits with banks	5,427	7,044
Federal funds sold	—	895

Total cash and cash equivalents	15,857	22,149

Securities available for sale, at fair value	93,729	82,733
Securities-held to maturity	62	86
Loans, net	311,092	322,385
Loans held for sale	1,463	1,244
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	877	881
Premises and equipment	11,591	11,361
Accrued interest receivable	2,054	2,330
Cash value of life insurance	5,572	5,351
Goodwill	5,386	5,386
Core deposit intangibles	171	244
Other assets	4,129	924

Total Assets	$455,534	$458,625

LIABILITIES
Deposits:
Noninterest-bearing	$40,473	$36,768
Interest-bearing	334,003	319,123

Total deposits	374,476	355,891

Retail repurchase agreements	7,949	4,552
Advances from Federal Home Loan Bank	24,776	47,830
Accrued interest payable	980	1,415
Accrued expenses and other liabilities	1,297	1,415

Total liabilities	409,478	411,103

Commitments and contingencies

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,136,207 shares (3,128,502 shares in 2008)	31	31
Additional paid-in capital	24,025	23,969
Retained earnings-substantially restricted	28,640	29,868
Accumulated other comprehensive income	490	270
Less treasury stock, at cost - 374,292 shares (333,972 shares in 2008)	(7,242)	(6,616)

Total First Capital, Inc. stockholders’ equity	45,944	47,522

Noncontrolling interest in subsidiary	112	—

Total equity	46,056	47,522

Total Liabilities and Equity	$455,534	$458,625

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Dollars in thousands, except per share data)	2009	2008	2007
INTEREST INCOME
Loans, including fees	$19,586	$22,111	$23,396
Securities:
Taxable	2,276	2,240	2,347
Tax-exempt	1,004	922	823
Federal Home Loan Bank dividends	78	180	162
Federal funds sold and interest-bearing deposits in banks	25	233	357

Total interest income	22,969	25,686	27,085

INTEREST EXPENSE
Deposits	6,095	7,934	10,126
Retail repurchase agreements	51	248	632
Advances from Federal Home Loan Bank	2,242	2,563	2,941

Total interest expense	8,388	10,745	13,699

Net interest income	14,581	14,941	13,386

Provision for loan losses	4,289	1,570	558

Net interest income after provision for loan losses	10,292	13,371	12,828

NONINTEREST INCOME
Service charges on deposit accounts	2,401	2,621	2,538
Commission and fee income	132	162	297
Gain on sale of mortgage loans	529	470	448
Increase in cash surrender value of life insurance	221	227	149
Other income	90	93	92

Total noninterest income	3,373	3,573	3,524

NONINTEREST EXPENSE
Compensation and benefits	6,624	6,592	6,387
Occupancy and equipment	1,370	1,210	1,078
Data processing	1,249	867	907
Professional fees	726	549	460
Advertising	245	272	373
Deposit insurance premiums	940	150	38
Other expenses	2,319	2,206	2,106

Total noninterest expense	13,473	11,846	11,349

Income (loss) before income taxes	192	5,098	5,003
Income tax expense (benefit)	(586)	1,529	1,591

Net Income	778	3,569	3,412

Less net income attributable to the noncontrolling interest in subsidiary	12	—	—

Net Income Attributable to First Capital, Inc.	$766	$3,569	$3,412

Earnings per common share attributable to First Capital, Inc.
Basic	$0.28	$1.27	$1.21

Diluted	$0.28	$1.27	$1.20

Dividends per share on common shares	$0.72	$0.71	$0.68

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation and ESOP	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2007	$31	$23,647	$26,783	$(581)	$(203)	$(5,588)	$—	$44,089

COMPREHENSIVE INCOME
Net income	—	—	3,412	—	—	—	—	3,412
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $308	—	—	—	528	—	—	—	528

Less: Reclassification adjustment	—	—	—	—	—	—	—	—

Total comprehensive income								3,940

Cash dividends	—	—	(1,911)	—	—	—	—	(1,911)
Stock options exercised	—	125	—	—	—	—	—	125
Shares released by ESOP trust	—	59	—	—	82		—	141
Stock compensation expense	—	32	—	—	—	—	—	32
Purchase of 39,043 treasury shares	—	—	—	—	—	(680)	—	(680)

Balances at December 31, 2007	31	23,863	28,284	(53)	(121)	(6,268)	—	45,736

COMPREHENSIVE INCOME
Net income	—	—	3,569	—	—	—	—	3,569
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $198	—	—	—	323	—	—	—	323
Less: Reclassification adjustment	—	—	—	—	—	—	—	—

Total comprehensive income								3,892

Cash dividends	—	—	(1,985)	—	—	—	—	(1,985)
Stock options exercised	—	21	—	—	—	—	—	21
Shares released by ESOP trust	—	39	—	—	121		—	160
Stock compensation expense	—	46	—	—	—	—	—	46
Purchase of 23,048 treasury shares	—	—	—	—	—	(348)	—	(348)

Balances at December 31, 2008	$31	$23,969	$29,868	$270	$—	$(6,616)	$—	$47,522

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(Dollars in thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation and ESOP	Treasury Stock	Noncontrolling Interest	Total
Balances at December 31, 2008	$31	$23,969	$29,868	$270	$—	$(6,616)	$—	$47,522

Issuance of preferred shares to noncontrolling interest	—	(22)	—	—	—	—	105	83

COMPREHENSIVE INCOME
Net income	—	—	766	—	—	—	12	778
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $116	—	—	—	220	—	—	—	220
Less: Reclassification adjustment	—	—	—	—	—	—	—	—

Total comprehensive income								998

Cash dividends	—	—	(1,994)	—	—	—	(5)	(1,999)
Stock options exercised	—	78	—	—	—	—	—	78
Purchase of 40,320 treasury shares	—	—	—	—	—	(626)	—	(626)

Balances at December 31, 2009	$31	$24,025	$28,640	$490	$—	$(7,242)	$112	$46,056

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$778	$3,569	$3,412
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	596	111	16
Depreciation and amortization expense	975	885	755
Deferred income taxes	(939)	(5)	(63)
ESOP and stock compensation expense	—	206	173
Increase in cash value of life insurance	(221)	(227)	(149)
Provision for loan losses	4,289	1,570	558
Proceeds from sale of mortgage loans	42,096	32,723	29,183
Mortage loans originated for sale	(41,786)	(33,239)	(26,718)
Net gain on sale of mortgage loans	(529)	(470)	(448)
(Increase) decrease in accrued interest receivable	276	219	(52)
Increase (decrease) in accrued interest payable	(435)	(487)	39
Net change in other assets/liabilities	(2,501)	155	(436)

Net Cash Provided By Operating Activities	2,599	5,010	6,270

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(41,614)	(36,467)	(14,158)
Proceeds from maturities of securities available for sale	16,375	20,710	9,208
Proceeds from maturities of securities held to maturity	20	953	48
Principal collected on mortgage-backed obligations	13,988	6,435	4,160
Net increase (decrease) in loans receivable	5,912	9,578	(2,225)
Proceeds from sale of foreclosed real estate	1,096	882	887
Purchase of premises and equipment	(1,132)	(1,561)	(2,070)
Investment in cash surrender value of life insurance	—	—	(3,625)

Net Cash Provided By (Used In) Investing Activities	(5,355)	530	(7,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	18,585	27,740	(2,992)
Net increase (decrease) in retail repurchase agreements	3,397	(11,010)	(3,666)
Advances from Federal Home Loan Bank	—	8,000	46,000
Repayment of advances from Federal Home Loan Bank	(23,054)	(20,864)	(44,767)
Issuance of preferred shares to noncontrolling interest	83	—	—
Exercise of stock options	78	21	108
Purchase of treasury stock	(626)	(348)	(680)
Dividends paid	(1,999)	(1,985)	(1,911)

Net Cash Provided By (Used In) Financing Activities	(3,536)	1,554	(7,908)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,292)	7,094	(9,413)

Cash and cash equivalents at beginning of year	22,149	15,055	24,468

Cash and Cash Equivalents at End of Year	$15,857	$22,149	$15,055

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the Company) is the thrift holding company of First Harrison Bank (the Bank), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through thirteen locations in southern Indiana. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also serves as a broker selling non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. was incorporated on July 3, 2008 to hold a portion of the Bank’s real estate mortgage loan portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc.

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

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana area. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Investment Securities

Securities Available for Sale: Securities available for sale include federal agency notes, bonds and mortgage-backed securities, privately issued collateralized mortgage obligations (CMOs), municipal debt obligations and equity securities. Securities classified as available for sale are reported at fair value. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Amortization of premium and accretion of discount are recognized in interest income using methods approximating the interest method over the period to maturity.

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

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. The Bank’s practice is to charge off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loans classification as a loss by regulatory examiners, or for other reasons.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2009, the Bank had commitments to originate $3.6 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

Income Taxes

When income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to some degree of uncertainty regarding the merits of the position taken or the amount of the position that would be sustained. The Company recognizes the benefits of a tax position in the consolidated financial statements of the period during which, based on all available evidence, management believes it is more-likely-than-not (more than 50 percent probable) that the tax position would be sustained upon examination. Income tax positions that meet the more-likely-than-not threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the income tax positions claimed on income tax returns that exceeds the amount measured as described above is reflected as a liability for unrecognized income tax benefits in the consolidated balance sheet, along with any associated interest and penalties that would be payable to the taxing authorities, if there were an examination. Interest and penalties associated with unrecognized income tax benefits are classified as additional income taxes in the statement of income.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Income Taxes – continued

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Income tax reporting and financial statement reporting rules differ in many respects. As a result, there will often be a difference between the carrying amount of an asset or liability as presented in the accompanying consolidated balance sheets and the amount that would be recognized as the tax basis of the same asset or liability computed based on the effects of tax positions recognized, as described in the preceding paragraph. These differences are referred to as temporary differences because they are expected to reverse in future years. Deferred income tax assets are recognized for temporary differences where their future reversal will result in future tax benefits. Deferred income tax assets are also recognized for the future tax benefits expected to be realized from net operating loss or tax credit carryforwards. Deferred income tax liabilities are recognized for temporary differences where their future reversal will result in the payment of future income taxes. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, (Accounting Standards Codification (ASC) Topic 718) for its stock option plan.

Advertising Costs

Advertising costs are charged to operations when incurred.

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (ASC Topic 810). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this statement on January 1, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (ASC Topic 320). This FSP amends the other-than-temporary impairment guidance for debt securities. Consistent with current requirements for recording other-than-temporary impairments, this FSP states that the amount of impairment loss recorded in earnings for a debt security will be the entire difference between the security’s cost and its fair value if the entity intends to sell the debt security prior to recovery or it is more-likely-than not that the entity will have to sell the debt security prior to recovery. If, however, the entity does not intend to sell the debt security or it concludes that it is more-likely-than-not that it will not have to sell the debt security prior to recovery, this FSP requires an entity to recognize the credit loss component of an other-than-temporary impairment of a debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The credit loss component of an other-than-temporary impairment must be determined based on an entity’s best estimate of cash flows expected to be collected. This FSP, which is effective for interim and annual periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, provided FSP FAS 157-4 (see below) is adopted at the same time. The Company adopted this FSP for the period ended June 30, 2009, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

Also on April 9, 2009, the FASB issued FASB Staff Position FAS 157-4 (FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC Topic 820). This FSP provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. Determination of whether a transaction is orderly or not orderly in instances when there has been a significant decrease in the volume and level of activity for an asset or liability depends on an evaluation of facts and circumstances and requires the use of significant judgment. This FSP requires an entity to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in such inputs and valuation techniques, if any, that occurred during the reporting period. This FSP, which is effective for interim and annual periods ending after June 15, 2009, requires early adoption for periods ending after March 15, 2009 if an entity elects to adopt early FSP FAS 115-2 and FAS 124-2 (see above). The Company adopted this FSP for the period ended June 30, 2009, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, (ASC Topic 825). This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which is effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this FSP for the period ended June 30, 2009, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities: SFAS No. 166, Accounting for Transfers of Financial Assets (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC Topic 810). SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These new standards require a number of new disclosures. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These statements will be effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of these statements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly SFAS No. 168), Topic 105 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards CodificationTM(Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This statement and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this statement, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provides amendments to ASC Topic 820 to provide users of financial statements with additional information regarding fair value. New disclosures required by the ASU include: (a) disclosure of significant transfers between Level 1 and Level 2 and the reasons for such transfers, (b) disclosure of the reasons for transfers in or out of Level 3 and the reconciliation of the changes in Level 3 fair value measurements should present separately information about purchases, sales, and settlements on a gross basis rather than as a net amount, (c) significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, (d) disclosure of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 and the reason for any changes in valuation methods. This ASU will generally be effective for interim and annual periods beginning after December 15, 2009. However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2009 and 2008 were approximately $1.3 million and $1.2 million, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)	INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. Investment securities at December 31, 2009 and 2008 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Securities available for sale:
Federal agency mortgage-backed securities	$23,071	$746	$5	$23,812
Privately-issued CMO	2,357	—	322	2,035
Other debt securities:
Federal agency notes or bonds	36,565	231	187	36,609
Municipal	28,166	486	160	28,492

Subtotal, debt securities	90,159	1,463	674	90,948

Mutual funds	2,794	35	48	2,781

Total securities available for sale	$92,953	$1,498	$722	$93,729

Securities held to maturity:
Federal agency mortgage-backed securities	$27	$—	$—	$27
Other debt securities:
Municipal	35	2	—	37

Total securities held to maturity	$62	$2	$—	$64

December 31, 2008:
Securities available for sale:
Federal agency mortgage-backed securities	$28,823	$472	$8	$29,287
Privately-issued CMO	2,755	—	150	2,605
Other debt securities:
Federal agency notes or bonds	25,117	361	19	25,459
Municipal	23,961	234	317	23,878

Subtotal, debt securities	80,656	1,067	494	81,229

Mutual funds	1,637	22	155	1,504

Total securities available for sale	$82,293	$1,089	$649	$82,733

Securities held to maturity:
Federal agency mortgage-backed securities	$31	$1	$1	$31
Other debt securities:
Municipal	55	3	—	58

Total securities held to maturity	$86	$4	$1	$89

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2009, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,062	$10,174	$21	$22
Due after one year through five years	17,338	17,553	14	15
Due after five years through ten years	16,615	16,613	—	—
Due after ten years	20,716	20,761	—	—

	64,731	65,101	35	37

Mortgage-backed securities and CMO	25,428	25,847	27	27

	$90,159	$90,948	$62	$64

At December 31, 2009, available for sale debt securities with an amortized cost and fair value of $1.0 million were pledged to secure public deposits. Certain other investment securities were pledged under retail repurchase agreements and to secure Federal Home Loan Bank advances at December 31, 2009. (See Notes 9 and 10)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2009, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
Continuous loss position less than twelve months:
Federal agency mortgage-backed securities	3	$1,148	$5
Privately-issued CMO	1	513	72
Federal agency notes or bonds	15	14,172	187
Municipal obligations	14	4,291	75

Total less than twelve months	33	20,124	339

Continuous loss position more than twelve months:
Privately-issued CMO	3	1,523	250
Municipal obligations	6	1,838	85
Mutual fund	1	300	48

Total more than twelve months	10	3,661	383

Total securities available for sale	43	$23,785	$722

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

At December 31, 2009, the 38 federal agency and municipal securities in the available for sale classification in a loss position had depreciated approximately 2% from the amortized cost basis. All of the federal agency and municipal securities in a loss position at December 31, 2009 were backed by federal or state governments or secured by mortgage loans. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the company has the ability to hold the federal agency and municipal securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At December 31, 2009, the four privately-issued CMO in a loss position had depreciated approximately 14% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis. At December 31, 2009, the Company holds one privately-issued CMO with an amortized cost of $997,000 and a fair value of $809,000 that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality rating by various rating agencies. Based on the independent third party analysis performed in December 2009, the Bank expects to collect the contractual principal and interest cash flows for this security, and, as a result, no other-than-temporary impairment has been recognized. While management does not anticipate a credit-related impairment loss at December 31, 2009, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

(4)	LOANS

Loans at December 31, 2009 and 2008 consisted of the following:

(In thousands)	2009	2008
Real estate mortgage loans:
Residential	$139,085	$150,576
Land	10,288	9,475
Residential construction	13,862	9,577
Commercial real estate	59,741	64,255
Commercial real estate construction	839	1,112
Commercial business loans	22,861	22,881
Consumer loans:
Home equity and second mortgage loans	46,360	43,031
Automobile loans	17,714	16,523
Loans secured by savings accounts	1,361	1,972
Unsecured loans	2,677	2,807
Other consumer loans	5,321	5,419

Gross loans	320,109	327,628

Deferred loan origination fees, net	286	247
Undisbursed portion of loans in process	(4,372)	(2,828)
Allowance for loan losses	(4,931)	(2,662)

Loans, net	$311,092	$322,385

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2009, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $5.4 million.

Mortgage loans serviced for the benefit of others amounted to $310,000 and $457,000 at December 31, 2009 and 2008, respectively.

An analysis of the allowance for loan losses is as follows:

(In thousands)	2009	2008	2007
Beginning balances	$2,662	$2,232	$2,320
Provision for loan losses	4,289	1,570	558
Recoveries	255	196	136
Loans charged-off	(2,275)	(1,336)	(782)

Ending balances	$4,931	$2,662	$2,232

At December 31, 2009 and 2008, the total recorded investment in loans on nonaccrual amounted to approximately $8.4 million and $4.4 million, respectively. The total recorded investment in loans past due ninety days or more and still accruing interest amounted to approximately $1.1 million at December 31, 2009 and 2008. Information about impaired loans and the related allowance for loan losses is presented below.

(In thousands)	2009	2008	2007
At end of year:
Impaired loans with related allowance	$6,890	$3,201	$2,678
Impaired loans with no allowance	2,622	2,332	3,017

Total	$9,512	$5,533	$5,695

Allowance related to impaired loans	$3,188	$719	$555

Average balance of impaired loans during the year	8,930	5,442	5,184

Interest income recognized in the statements of income during the periods of impairment	78	81	65

Interest income recognized during the periods of impairment – cash method	338	238	281

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

The following table represents the aggregate activity for related party loans during the year ended December 31, 2009:

(In thousands)
Beginning balance	$5,568
New loans	6,242
Payments	(7,748)

Ending balance	$4,062

The Bank has purchased commercial paper from a corporation where a director is considered a related party. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the year ended December 31, 2009, the Bank purchased approximately $948,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $1.6 million and $1.7 million at December 31, 2009 and 2008, respectively.

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2009	2008
Land and land improvements	$3,256	$3,301
Leasehold improvements	159	159
Office buildings	9,922	9,332
Furniture, fixtures and equipment	4,570	4,536

	17,907	17,328
Less accumulated depreciation	6,316	5,967

Totals	$11,591	$11,361

Depreciation expense was $902,000, $812,000 and $682,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)	FORECLOSED REAL ESTATE

At December 31, 2009 and 2008, the Bank had foreclosed real estate held for sale of $877,000 and $881,000, respectively. During the years ended December 31, 2009, 2008 and 2007, foreclosure losses in the amount of $601,000, $386,000 and $241,000, respectively, were charged off to the allowance for loan losses. Losses on subsequent write downs of foreclosed real estate of $82,000, $65,000 and $35,000 for 2009, 2008 and 2007, respectively, are aggregated with realized gains and losses from the sale of foreclosed real estate. Net realized losses from the sale of foreclosed real estate amounted to $50,000, $68,000 and $89,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Real estate taxes and other expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $136,000, $145,000 and $131,000 in 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $9,000 and $17,000, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill in the acquisition of Hometown Bancshares, Inc. during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2009, 2008 or 2007.

The following is a summary of other intangible assets subject to amortization as of December 31, 2009 and 2008:

(In thousands)	2009	2008
Core deposit intangibles:

Acquired in branch acquisition	$181	$181
Acquired in Hometown merger	566	566

Gross carrying amount	747	747

Accumulated amortization	(576)	(503)

	$171	$244

Amortization expense was $73,000 for each year during the three year period ended December 31, 2009. Estimated amortization expense for each of the ensuing five years is as follows:

Year ending December 31:	(In thousands)
2010	$73
2011	66
2012	32
2013	—
2014	—

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)	DEPOSITS

The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $40.1 million and $44.3 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)
2010	$85,864
2011	39,220
2012	10,063
2013	7,466
2014 and thereafter	2,320

Total	$144,933

The Bank held deposits of approximately $8.5 million and $5.3 million for related parties at December 31, 2009 and 2008, respectively.

(9)	RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. Information concerning borrowings under repurchase agreements is summarized as follows:

(Dollars in thousands)	2009	2008	2007
Weighted average interest rate during the year	0.94%	2.11%	4.81%
Average daily balance	$5,428	$11,759	$13,137
Maximum month-end balance during the year	$7,949	$17,698	$18,071

Debt securities underlying the agreements at December 31:

Amortized cost	$12,693	$10,039	$22,584
Fair value	$12,804	$10,232	$22,491

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2009 and 2008, advances from the Federal Home Loan Bank were as follows:

	2009		2008
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Fixed rate advances	4.32%	$24,776	4.68%	$47,830

At December 31, 2009, advances from the Federal Home Loan Bank totaling $15.0 million carried a put option whereby the Federal Home Loan Bank will automatically convert the fixed rate advance to a variable rate should the market interest rate exceed a pre-determined strike rate.

The following is a schedule of maturities for advances outstanding as of December 31, 2009:

(In thousands)

Due in:
2010	$9,047
2011	3,379
2012	7,250
2013	5,100
2014	—
Thereafter	—

Total	$24,776

The advances are secured under a blanket collateral agreement. At December 31, 2009, the carrying value of residential mortgage loans and a mutual fund investment pledged as security for the advances was $105.8 million and $1.4 million, respectively.

(11)	LEASE COMMITMENTS

During 2005, the Bank extended a noncancelable lease agreement for branch office space which expires in 2010. The Bank also has a noncancelable sub-lease agreement for branch office space which expires in 2010. The future minimum rental payments required in 2010 amount to $28,000.

The subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

Total rental expense for all operating leases for each of the years in the three year period ended December 31, 2009 was $49,000.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12)	INCOME TAXES

The components of income tax expense (benefit) were as follows:

(In thousands)	2009	2008	2007
Current	$353	$1,534	$1,654
Deferred	(939)	(5)	(63)

Totals	$(586)	$1,529	$1,591

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2009	2008	2007
Provision at federal statutory tax rate	$65	$1,734	$1,701
State income tax-net of federal tax benefit	(259)	140	184
Tax-exempt interest income	(329)	(300)	(265)
Increase in cash value of life insurance	(75)	(77)	(51)
Other	12	32	22

Totals	$(586)	$1,529	$1,591

Effective tax rate	N/A	30.0%	31.8%

Significant components of the deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

(In thousands)	2009	2008
Deferred tax assets (liabilities):
Depreciation	$(607)	$(594)
Deferred loan fees and costs	(140)	(128)
Deferred compensation plans	152	162
Federal Home Loan Bank stock dividends	(127)	(127)
Allowance for loan losses	1,857	1,042
Unrealized gain on securities available for sale	(286)	(170)
Acquisition purchase accounting adjustments	(58)	(82)
State net operating loss carryforward	151	—
Other	19	35

Net deferred tax asset	$961	$138

The Company has an Indiana net operating loss carryover of $1.6 million available to reduce Indiana taxable income in subsequent years. The net operating loss carryover expires for the year ending December 31, 2024.

At December 31, 2009 and 2008, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2006 are subject to examination by the relevant taxing authorities.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2009 includes approximately $1.0 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2009.

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

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $328,000, $205,000 and $214,000 to the plan for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Stock Ownership Plan:

On December 31, 1998, the Company established a leveraged employee stock ownership plan (ESOP) covering substantially all employees. The ESOP trust acquired 61,501 shares of Company common stock financed by a loan with the Company with a ten year term. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Company contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan. The employer loan was fully paid in 2008 and all shares of the Company common stock have been allocated to participant accounts.

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. Compensation expense recognized for the years ended December 31, 2008 and 2007 amounted to $160,000 and $141,000, respectively. No compensation expense was recognized for the year ended December 31, 2009.

At December 31, 2009, the ESOP trust holds 56,818 shares of Company stock, all of which have been allocated to participant accounts.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1999 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. Deferred compensation expense for this plan was $24,000, $27,000 and $32,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1995 and 2037. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $16,000, $16,000 and $15,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(15)	STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below. The compensation cost that has been charged against income for those plans was $46,000 and $32,000 for 2008 and 2007, respectively. No compensation cost was charged against income for 2009. The total income tax benefit for stock options exercised was $17,000 for 2007. No income tax benefit was realized in 2009 or 2008 for stock options exercised.

1999 Restricted Stock Compensation Plan

The Company’s restricted stock compensation plan was adopted to encourage directors, officers and key employees to remain in the employment or service of the Company. The plan provided for grants of up to 30,750 shares of the Company’s authorized but unissued common stock and all shares have been granted. The shares granted under the plan were in the form of restricted stock vesting over a five-year period beginning one year after the date of grant of the award. Compensation expense has been recognized over the requisite service period with a corresponding credit to stockholders’ equity. The requisite service period for restricted shares is the vesting period. The terms of the restricted stock compensation plan included a provision whereby all unearned shares become fully vested upon a “change in control” as defined in the plan. The Company had no nonvested restricted shares as of December 31, 2009, 2008 and 2007. The aggregate fair value of shares vested during the year ended December 31, 2007 was $2,000.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

Stock Option Plans

The Company’s stock option plans adopted prior to 2000 provided for issuance of up to 209,192 shares of the Company’s authorized but unissued common stock to all employees, including any officer or employee-director. Under the plans, the Company could grant both non-statutory and statutory (i.e., incentive) stock options. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. Options granted generally vest ratably over five years and are exercisable in whole or in part for a period up to ten years from the date of the grant. Certain stock options provide for accelerated vesting if there is a change in control (as defined in the plan).

The fair market value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended December 31, 2009, 2008 and 2007.

A summary of option activity under the plan as of December 31, 2009, and changes during the year then ended is presented below:

(Dollars in thousands except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	43,303	$10.13
Granted	—	—
Exercised	7,705	$10.17
Forfeited or expired	2,983	$11.51

Outstanding at end of year	32,615	$10.00	0.1	$169

Exercisable at end of year	32,615	$10.00	0.1	$169

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $37,000, $21,000 and $91,000, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

The Company recognized compensation expense of $46,000 and $32,000 for the years ended December 31, 2008 and 2007, respectively, related to the stock option plan as expense is recognized ratably over the five-year vesting period of the options. No compensation expense was recognized for the year ended December 31, 2009 related to the stock option plan. At December 31, 2009, there was no remaining unrecognized compensation expense related to nonvested stock options.

2009 Equity Incentive Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the Plan). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone or in addition to or, in tandem with, any other award granted under the Plan. As of December 31, 2009, no awards had been granted under the Plan.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

Commitments under outstanding standby letters of credit totaled $2.1 million at December 31, 2009.

The following is a summary of the commitments to extend credit at December 31, 2009 and 2008:

(In thousands)	2009	2008
Loan commitments:
Fixed rate	$6,967	$7,563
Adjustable rate	2,767	4,098
Unused lines of credit on credit cards	2,561	2,369
Undisbursed commercial and personal lines of credit	13,367	11,792
Undisbursed portion of construction loans in process	4,372	2,828
Undisbursed portion of home equity lines of credit	16,789	17,467

Total commitments to extend credit	$46,823	$46,117

(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments during the three year period ended December 31, 2009.

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

(19)	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s categories.

The actual capital amounts and ratios are also presented in the table. No amounts were deducted from capital for interest-rate risk in either year.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:

Total capital (to risk weighted assets)	$40,671	13.99%	$23,264	8.00%	$29,081	10.00%

Tier I capital (to risk weighted assets)	$38,928	13.39%	N/A		$17,448	6.00%

Tier I capital (to adjusted total assets)	$38,928	8.66%	$17,985	4.00%	$22,481	5.00%

Tangible capital (to adjusted total assets)	$38,928	8.66%	$6,744	1.50%	N/A

As of December 31, 2008:

Total capital (to risk weighted assets)	$42,797	14.77%	$23,186	8.00%	$28,983	10.00%

Tier I capital (to risk weighted assets)	$40,854	14.10%	N/A		$17,390	6.00%

Tier I capital (to adjusted total assets)	$40,854	8.98%	$18,188	4.00%	$22,736	5.00%

Tangible capital (to adjusted total assets)	$40,854	8.98%	$6,821	1.50%	N/A

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments at December 31, 2009 and 2008:

	2009		2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$15,857	$15,857	$22,149	$22,149
Securities available for sale	93,729	93,729	82,733	82,733
Securities held to maturity	62	64	86	89
Loans held for sale	1,463	1,487	1,244	1,275

Loans, net of allowance for loan losses	311,092	319,295	322,385	332,018

Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	2,054	2,054	2,330	2,330

Financial liabilities:
Deposits	374,476	377,928	355,891	361,356
Retail repurchase agreements	7,949	7,949	4,552	4,552
Advances from Federal Home Loan Bank	24,776	25,886	47,830	50,375
Accrued interest payable	980	980	1,415	1,415

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	72	—	12

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

Borrowed Funds

The carrying amount of retail repurchase agreements approximate its fair value. The fair value of advances from Federal Home Loan Bank is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

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

(21)	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820 (formerly SFAS No. 157), Fair Value Measurements, for financial assets and financial liabilities. This statement is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. ASC Topic 820 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2009. The Company had no liabilities measured at fair value as of December 31, 2009.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis

Securities available for sale	$2,781	$90,948	$—	$93,729

Assets Measured on a Nonrecurring Basis

Impaired loans	—	6,324	—	6,324
Loans held for sale	—	1,463	—	1,463
Foreclosed real estate	—	877	—	877

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2.

Foreclosed Real Estate Held for Sale. Foreclosed real estate held for sale is reported at the lower of cost or fair value less estimated costs to dispose of the property using Level 2 inputs. The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties. In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

There were no transfers in or out of the Company’s Level 3 financial assets for the year ended December 31, 2009.

(22)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for First Capital, Inc. (parent company only) follows:

Balance Sheets

(In thousands)

	As of December 31,
	2009	2008
Assets:
Cash and interest bearing deposits	$952	$605
Other assets	141	188
Investment in subsidiaries	44,866	46,757

	$45,959	$47,550

Liabilities and Equity:
Accrued expenses	$15	$28
Stockholders’ equity	45,944	47,522

	$45,959	$47,550

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)

Statements of Income

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Interest income	$4	$16	$15
Dividend income	3,011	10	2,813
Other operating expenses	(269)	(509)	(452)

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	2,746	(483)	2,376

Income tax benefit	110	156	149

Income (loss) before equity in undistributed net income of subsidiaries	2,856	(327)	2,525

Equity in undistributed net income of subsidiaries	(2,090)	3,896	887

Net income	$766	$3,569	$3,412

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating Activities:
Net income	$766	$3,569	$3,412
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	2,090	(3,896)	(887)
ESOP and stock compensation expense	—	206	173
Net change in other assets and liabilities	33	28	(14)

Net cash provided by (used in) operating activities	2,889	(93)	2,684

Financing Activities:
Exercise of stock options	78	21	108
Purchase of treasury stock	(626)	(348)	(680)
Cash dividends paid	(1,994)	(1,985)	(1,911)

Net cash used in financing activities	(2,542)	(2,312)	(2,483)

Net increase (decrease) in cash	347	(2,405)	201

Cash and interest bearing deposits at beginning of year	605	3,010	2,809

Cash and interest bearing deposits at end of year	$952	$605	$3,010

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	Years Ended December 31,
(In thousands, except for share and per share data)	2009	2008	2007
Basic:
Earnings:
Net income	$766	$3,569	$3,412

Shares:
Weighted average common shares outstanding	2,770,934	2,801,163	2, 814,691

Net income per common share, basic	$0.28	$1.27	$1.21

Diluted:
Earnings:
Net income	$766	$3,569	$3,412

Shares:
Weighted average common shares outstanding	2,770,934	2,801,163	2,814,691
Add: Dilutive effect of outstanding options	13,146	14,113	21,902
Dilutive effect of restricted stock	—	—	8

Weighted average common shares outstanding, as adjusted	2,784,080	2,815,276	2,836,601

Net income per common share, diluted	$0.28	$1.27	$1.20

Unearned ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

(24)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash payments for:
Interest	$8,823	$11,232	$13,660
Income taxes	471	1,597	1,873

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$1,860	$1,591	$1,074
Proceeds from sales of foreclosed real estate financed through loans	136	302	69

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2009

Interest income	$5,943	$5,672	$5,708	$5,646
Interest expense	2,224	2,054	1,985	2,125

Net interest income	3,719	3,618	3,723	3,521
Provision for loan losses	425	1,959	980	925

Net interest income after provision for loan losses	3,294	1,659	2,743	2,596
Noninterest income	806	894	862	811
Noninterest expenses	3,031	3,438	3,923	3,081

Income (loss) before income taxes	1,069	(885)	(318)	326
Income tax expense (benefit)	264	(484)	(331)	(35)

Net income (loss)	805	(401)	13	361
Less: net income (loss) attributable to noncontrolling interest in subsidiary	2	4	3	3

Net income (loss) attributable to First Capital, Inc.	$803	$(405)	$10	$358

Earnings (loss) per common share attributable to First Capital, Inc.:
Basic	$0.29	$(0.15)	$—	$0.13

Diluted	$0.29	$(0.15)	$—	$0.13

2008

Interest income	$6,654	$6,467	$6,406	$6,159
Interest expense	3,117	2,699	2,506	2,423

Net interest income	3,537	3,768	3,900	3,736
Provision for loan losses	225	513	602	230

Net interest income after provision for loan losses	3,312	3,255	3,298	3,506
Noninterest income	878	923	928	844
Noninterest expenses	2,882	2,901	3,069	2,994

Income before income taxes	1,308	1,277	1,157	1,356
Income tax expense	409	388	354	378

Net income	899	889	803	978
Less: net income attributable to noncontrolling interest in subsidiary	—	—	—	—

Net income attributable to First Capital, Inc.	$899	$889	$803	$978

Earnings (loss) per common share attributable to First Capital, Inc.:
Basic	$0.32	$0.32	$0.29	$0.35

Diluted	$0.32	$0.32	$0.29	$0.35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 29, 2010	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director	March 29, 2010
William W. Harrod	(principal executive officer)

/s/ J. Gordon Pendleton	Chairman	March 29, 2010
J. Gordon Pendleton

/s/ Michael C. Frederick	Senior Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)	March 29, 2010
Michael C. Frederick

/s/ Samuel E. Uhl	Chief Operating Officer and Director	March 29, 2010
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 29, 2010
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 29, 2010
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 29, 2010
Kenneth R. Saulman

/s/ John W. Buschemeyer	Director	March 29, 2010
John W. Buschemeyer

/s/ Gerald L. Uhl	Director	March 29, 2010
Gerald L. Uhl

Director
James S. Burden

/s/ James E. Nett	Director	March 29, 2010
James E. Nett

/s/ Michael L. Shireman	Director	March 29, 2010
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 29, 2010
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 29, 2010
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 29, 2010
Carolyn E. Wallace