Form 10-Q
period 2010-03-31
FIRST CAPITAL INC
filed 2010-05-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,788,413 shares of common stock were outstanding as of April 30, 2010.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and due from banks	$10,288	$10,430
Interest bearing deposits with banks	10,260	5,427

Total cash and cash equivalents	20,548	15,857

Securities available for sale, at fair value	101,620	93,729
Securities-held to maturity	46	62
Loans, net	307,085	311,092
Loans held for sale	907	1,463
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	983	877
Premises and equipment	11,386	11,591
Accrued interest receivable	1,930	2,054
Cash value of life insurance	5,628	5,572
Goodwill	5,386	5,386
Core deposit intangibles	153	171
Other assets	3,490	4,129

Total Assets	$462,713	$455,534

LIABILITIES
Deposits:
Noninterest-bearing	$41,820	$40,473
Interest-bearing	340,896	334,003

Total Deposits	382,716	374,476

Retail repurchase agreements	6,974	7,949
Advances from Federal Home Loan Bank	23,726	24,776
Accrued interest payable	785	980
Accrued expenses and other liabilities	1,410	1,297

Total Liabilities	415,611	409,478

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,164,420 shares (3,136,207 shares in 2009)	32	31
Additional paid-in capital	24,313	24,025
Retained earnings-substantially restricted	29,139	28,640
Accumulated other comprehensive income	771	490
Less treasury stock, at cost - 376,007 shares (374,292 shares in 2009)	(7,268)	(7,242)

Total First Capital, Inc. stockholders’ equity	46,987	45,944

Noncontrolling interest in subsidiary	115	112

Total Equity	47,102	46,056

Total Liabilities and Equity	$462,713	$455,534

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,646	$5,066
Securities:
Taxable	551	604
Tax-exempt	260	239
Federal Home Loan Bank dividends	18	28
Interest bearing deposits with banks	4	6

Total interest income	5,479	5,943

INTEREST EXPENSE
Deposits	1,231	1,671
Retail repurchase agreements	17	11
Advances from Federal Home Loan Bank	261	542

Total interest expense	1,509	2,224

Net interest income	3,970	3,719
Provision for loan losses	460	425

Net interest income after provision for loan losses	3,510	3,294

NONINTEREST INCOME
Service charges on deposit accounts	588	566
Commission income	38	28
Gain on sale of mortgage loans	117	133
Increase in cash surrender value of life insurance	56	56
Other income	24	23

Total noninterest income	823	806

NONINTEREST EXPENSE
Compensation and benefits	1,766	1,636
Occupancy and equipment	338	339
Professional fees	206	155
Advertising	39	58
Other operating expenses	541	843

Total noninterest expense	2,890	3,031

Income before income taxes	1,443	1,069
Income tax expense	439	264

Net Income	1,004	805
Less: net income attributable to the noncontrolling interest in subsidiary	3	2

Net Income Attributable to First Capital, Inc.	$1,001	$803

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	281	(20)
Less: reclassification adjustment	—	—

Other comprehensive income (loss)	281	(20)

Comprehensive Income	$1,282	$783

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.36	$0.29

Diluted	$0.36	$0.29

Dividends per share on common shares	$0.18	$0.18

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,004	$803
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	203	93
Depreciation and amortization expense	241	232
Deferred income taxes	(163)	(79)
Increase in cash value of life insurance	(56)	(56)
Provision for loan losses	460	425
Proceeds from sales of mortgage loans	7,567	12,383
Mortgage loans originated for sale	(6,894)	(12,357)
Net gain on sale of mortgage loans	(117)	(133)
Decrease in accrued interest receivable	124	325
Decrease in accrued interest payable	(195)	(185)
Net change in other assets/liabilities	768	(66)

Net Cash Provided By Operating Activities	2,942	1,385

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(15,349)	(8,959)
Proceeds from maturities of securities available for sale	4,486	4,635
Proceeds from maturities of securities held to maturity	10	10
Principal collected on mortgage-backed obligations	3,208	3,201
Net decrease in loans receivable	3,164	5,688
Proceeds from sale of foreclosed real estate	277	199
Purchase of premises and equipment	(17)	(415)

Net Cash Provided By (Used In) Investing Activities	(4,221)	4,359

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,240	(2,447)
Net decrease in advances from Federal Home Loan Bank	(1,050)	(3,250)
Net increase (decrease) in retail repurchase agreements	(975)	953
Exercise of stock options	282	10
Purchase of treasury stock	(25)	(234)
Issuance of preferred shares to noncontrolling interest	—	83
Dividends paid	(502)	(501)

Net Cash Provided By (Used In) Financing Activities	5,970	(5,386)

Net Increase in Cash and Cash Equivalents	4,691	358
Cash and cash equivalents at beginning of period	15,857	22,149

Cash and Cash Equivalents at End of Period	$20,548	$22,507

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the thrift holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated on July 3, 2008 to hold a portion of the Bank’s real estate mortgage loan portfolio. During 2008, the REIT was a wholly-owned subsidiary of First Harrison Holdings, Inc. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At March 31, 2010, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2009 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$464	$(33)
Income tax (expense) benefit	(183)	13

Net of tax amount	281	(20)
Less: reclassification adjustment for gains included in net income	—	—
Income tax benefit	—	—

Net of tax amount	—	—

Other comprehensive income (loss)	$281	$(20)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,
	2010	2009
(Dollars in thousands, except per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$1,001	$803

Shares:
Weighted average common shares outstanding	2,777,467	2,789,282

Net income attributable to First Capital, Inc. per common share, basic	$0.36	$0.29

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,001	$803

Shares:
Weighted average common shares outstanding	2,777,467	2,789,282
Add: Dilutive effect of outstanding options	3,839	10,279
Add: Dilutive effect of restricted stock	—	—

Weighted average common shares outstanding, as adjusted	2,781,306	2,799,561

Net income attributable to First Capital, Inc. per common share, diluted	$0.36	$0.29

4.	Stock Option Plan

For the three month periods ended March 31, 2010 and 2009, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At March 31, 2010, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

5.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash payments for:
Interest	$1,704	$2,410
Taxes	2	—

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	373	158

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2010. The Company had no liabilities measured at fair value as of March 31, 2010.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets Measured on a Recurring Basis

Securities available for sale	$2,562	$99,058	$—	$101,620

Assets Measured on a Nonrecurring Basis

Impaired loans	—	5,254	—	5,254
Loans held for sale	—	907	—	907
Foreclosed real estate	—	983	—	983

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

Foreclosed Real Estate. Foreclosed real estate is reported at the lower of cost or fair value less estimated costs to dispose of the property using Level 2 inputs. The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties. In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

There were no transfers into or out of the Company’s Level 3 financial assets for the three months ended March 31, 2010. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$20,548	$20,548	$15,857	$15,857
Securities available for sale	101,620	101,620	93,729	93,729
Securities held to maturity	46	47	62	64
Loans held for sale	907	907	1,463	1,487

Loans, net	307,085	314,880	311,092	319,295

Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	1,930	1,930	2,054	2,054

Financial liabilities:
Deposits	382,716	385,695	374,476	377,928
Retail repurchase agreements	6,974	6,974	7,949	7,949
Advances from Federal Home Loan Bank	23,726	24,820	24,776	25,886
Accrued interest payable	785	785	980	980

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	54	—	72

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities: SFAS No. 166, Accounting for Transfers of Financial Assets (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC Topic 810). SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These new standards require a number of new disclosures. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These statements are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application was not permitted. The adoption of these statements did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provides amendments to ASC Topic 820 to provide users of financial statements with additional information regarding fair value. New disclosures required by the ASU include: (a) disclosure of significant transfers between Level 1 and Level 2 and the reasons for such transfers, (b) disclosure of the reasons for transfers in or out of Level 3 and the reconciliation of the changes in Level 3 fair value measurements should present separately information about purchases, sales, and settlements on a gross basis rather than as a net amount, (c) disclosure of significant transfers into Level 3 separately from significant transfers out of Level 3, and (d) disclosure of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 and the reason for any changes in valuation methods. This ASU will generally be effective for interim and annual periods beginning after December 15, 2009. However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The FASB believes these amendments alleviate potential conflicts with the SEC’s requirements. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2010, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Condition

Total assets increased from $455.5 million at December 31, 2009 to $462.7 million at March 31, 2010, an increase of 1.6%.

Net loans receivable (excluding loans held for sale) decreased $4.0 million from $311.1 million at December 31, 2009 to $307.1 million at March 31, 2010. Residential mortgages (including permanent and construction loans) and consumer loans decreased $5.4 million and $1.5 million, respectively, during the three months ended March 31, 2010. This was partially offset by an increase of $2.4 million in commercial mortgage loans. The decrease in residential mortgage loans is due to loan payoffs that have not been replaced by new originations as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market.

Securities available for sale increased $7.9 million from $93.7 million at December 31, 2009 to $101.6 million at March 31, 2010. Purchases of $15.3 million of securities classified as available for sale were made during the three months ended March 31, 2010 and consisted primarily of U.S. government agency backed debt securities and mortgage-backed securities. Maturities and principal repayments of these securities totaled $4.5 million and $3.2 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $15.9 million at December 31, 2009 to $20.5 million at March 31, 2010, due to an increase of $4.8 million in interest bearing deposits with banks.

Total deposits increased 2.2% from $374.5 million at December 31, 2009 to $382.7 million at March 31, 2010. Interest-bearing checking and savings deposits increased $14.3 million during the period, primarily due to the Bank’s successful efforts at attracting new public fund accounts in its market area. Time deposits decreased $7.4 million during the period as some customers have not opted to lock in to long-term commitments while rates are at the current low levels.

Federal Home Loan Bank borrowings decreased from $24.8 million at December 31, 2009 to $23.7 million at March 31, 2010 as excess cash was used to pay maturing borrowings.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $7.9 million at December 31, 2009 to $7.0 million at March 31, 2010.

Total stockholders’ equity attributable to the Company increased from $45.9 million at December 31, 2009 to $47.0 million at March 31, 2010. This increase was primarily the result of retained net income of $499,000 and proceeds from the exercise of stock options totaling $282,000.

Results of Operations

Net Income for the three-month periods ended March 31, 2010 and 2009. Net income attributable to the Company was $1.0 million ($0.36 per share diluted) for the three months ended March 31, 2010 compared to $803,000 ($0.29 per share diluted) for the same period in 2009. The increase is primarily due to an increase in net interest income and a decrease in noninterest expenses.

Net interest income for the three-month periods ended March 31, 2010 and 2009. Net interest income increased $251,000 for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $464,000 for the three months ended March 31, 2010 compared to the same period in 2009. For the quarter ended March 31, 2010, the average balance of interest-earning assets and their tax-equivalent yield were $427.6 million and 5.25%, respectively. During the same period in 2009, the average balance of those assets was $422.3 million and the tax-equivalent yield was 5.76%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types as the Federal Open Market Committee (FOMC) kept interest rates near historic low levels. The change in asset mix also contributed to the lower yields as the average balance of investment securities, which generally have lower yields than loans, increased from $83.9 million for the quarter ended March 31, 2009 to $98.8 million for the same period in 2010, while the average balance of loans decreased from $323.4 million for 2009 to $314.4 million for 2010.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $715,000 for the three months ended March 31, 2010 compared to the same period in 2009. The average balance of interest-bearing liabilities increased from $367.3 million in 2009 to $373.2 million in 2010. The average rate paid on those liabilities decreased from 2.42% in the quarter ended March 31, 2009 to 1.62% for the same period in 2010 primarily as a result of the FOMC maintaining the low rate environment previously discussed. As a result, the tax-equivalent interest rate spread increased from 3.34% for the three-month period ended March 31, 2009 to 3.63% for the same period in 2010.

Provision for loan losses. The provision for loan losses increased from $425,000 for the three-month period ended March 31, 2009 to $460,000 for the same period in 2010. Net charge offs amounted to $347,000 and $272,000 for the three-month periods ended March 31, 2010 and 2009, respectively. During the three-month period ended March 31, 2010, gross loans receivable decreased $3.9 million. As stated earlier in this report, residential mortgages and consumer loans decreased $5.4 million and $1.5 million, respectively, while commercial real estate loans increased $2.4 million. The increase in the provision reflects increased inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

The allowance for loan losses was $5.0 million at March 31, 2010 compared to $4.9 million at December 31, 2009. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2010, nonperforming loans amounted to $9.3 million compared to $9.5 million at December 31, 2009. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages of $502,000, commercial mortgages of $74,000, commercial loans of $53,000 and consumer loans of $37,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2010 and December 31, 2009, nonaccrual loans amounted to $8.6 million and $8.4 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2010 and 2009. Noninterest income for the quarter ended March 31, 2010 increased to $823,000 compared to $806,000 for the quarter ended March 31, 2009. Service charges on deposits increased $22,000 when comparing the two periods, primarily due an increase in fees for debit card transactions as customers continue to increase their use of debit cards instead of paper checks.

Noninterest expense for the three-month periods ended March 31, 2010 and 2009. Noninterest expense for the quarter ended March 31, 2010 decreased $141,000 to $2.9 million compared to $3.0 million for the quarter ended March 31, 2009. This decrease was primarily due to a $302,000 decrease in other operating expenses, partially offset by a $130,000 increase in compensation and benefits and a $51,000 increase in professional fees. The decrease in other operating expenses is primarily due to a $278,000 refund received in the first quarter of 2010 from disputed ATM charges paid in 2009. The increase in compensation and benefits is due to the opening of the Bank’s new branch in Lanesville, Indiana and increased cost of health care coverage, and the increase in professional fees is due to an increase in legal fees associated with problem loans.

Income tax expense. Income tax expense for the three-month period ended March 31, 2010 was $439,000, compared to $264,000 for the same period in 2009. The effective tax rate increased from 24.7% in 2009 to 30.4% in 2010. The increase in the effective tax rate for 2010 compared to 2009 was primarily the result of a decrease in tax-exempt income as a percent of total income of the Bank.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2010, the Bank had cash and cash equivalents of $20.5 million and securities available-for-sale with a fair value of $101.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2010, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios of 8.8%, 8.8% and 13.9%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $726,000 at March 31, 2010.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2009 Annual Report to Stockholders, filed as an exhibit to the Form 10-K for the year ended December 31, 2009.

For the three months ended March 31, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis” in the Company’s 2009 Annual Report Form 10-K for the year ended December 31, 2009. Management periodically reviews the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2010	1,715	$14.78	1,715	192,994
February 1 through February 28, 2010	—	N/A	—	192,994
March 1 through March 31, 2010	—	N/A	—	192,994

Total	1,715	$14.78	1,715

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employment Agreement with Joel E. Voyles (4)

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.8	*Employment Agreement with William W. Harrod (4)

10.9	* First Capital, Inc. 2009 Equity Incentive Plan (7)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(7)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 12, 2010	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 12, 2010	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer