Form 10-Q
period 2010-06-30
FIRST CAPITAL INC
filed 2010-08-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,787,309 shares of common stock were outstanding as of July 30, 2010.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and due from banks	$10,683	$10,430
Interest bearing deposits with banks	2,164	5,427

Total cash and cash equivalents	12,847	15,857

Securities available for sale, at fair value	104,083	93,729
Securities-held to maturity	45	62
Loans, net	306,157	311,092
Loans held for sale	2,476	1,463
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	850	877
Premises and equipment	11,218	11,591
Accrued interest receivable	2,027	2,054
Cash value of life insurance	5,683	5,572
Goodwill	5,386	5,386
Core deposit intangibles	135	171
Other assets	3,515	4,129

Total Assets	$457,973	$455,534

LIABILITIES
Deposits:
Noninterest-bearing	$39,562	$40,473
Interest-bearing	331,221	334,003

Total Deposits	370,783	374,476

Retail repurchase agreements	8,403	7,949
Advances from Federal Home Loan Bank	29,001	24,776
Accrued interest payable	711	980
Accrued expenses and other liabilities	1,198	1,297

Total Liabilities	410,096	409,478

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,164,420 shares (3,136,207 shares in 2009)	32	31
Additional paid-in capital	24,313	24,025
Retained earnings-substantially restricted	29,625	28,640
Accumulated other comprehensive income	1,079	490
Less treasury stock, at cost - 376,636 shares (374,292 shares in 2009)	(7,277)	(7,242)

Total First Capital, Inc. stockholders’ equity	47,772	45,944

Noncontrolling interest in subsidiary	105	112

Total Equity	47,877	46,056

Total Liabilities and Equity	$457,973	$455,534

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,726	$4,840	$9,372	$9,906
Securities:
Taxable	569	578	1,120	1,182
Tax-exempt	263	243	523	482
Federal Home Loan Bank dividends	17	5	35	33
Fed funds sold and interest bearing deposits with banks	8	6	12	12

Total interest income	5,583	5,672	11,062	11,615
INTEREST EXPENSE
Deposits	1,155	1,513	2,386	3,184
Retail repurchase agreements	17	11	34	22
Advances from Federal Home Loan Bank	261	530	522	1,072

Total interest expense	1,433	2,054	2,942	4,278
Net interest income	4,150	3,618	8,120	7,337
Provision for loan losses	420	1,959	880	2,384

Net interest income after provision for loan losses	3,730	1,659	7,240	4,953
NON-INTEREST INCOME
Service charges on deposit accounts	726	606	1,314	1,172
Commission income	38	30	76	58
Gain on sale of mortgage loans	162	185	279	318
Increase in cash surrender value of life insurance	54	54	110	110
Other income	23	19	47	42

Total non-interest income	1,003	894	1,826	1,700

NON-INTEREST EXPENSE
Compensation and benefits	1,744	1,672	3,510	3,308
Occupancy and equipment	347	329	685	668
Data processing	278	249	244	471
Professional fees	184	160	390	315
Advertising	52	71	91	129
Other operating expenses	790	957	1,365	1,578

Total non-interest expense	3,395	3,438	6,285	6,469

Income (loss) before income taxes	1,338	(885)	2,781	184
Income tax expense (benefit)	346	(484)	785	(220)

Net Income (Loss)	$992	$(401)	$1,996	$404
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	6

Net Income (Loss) Attributable to First Capital, Inc.	$988	$(405)	$1,989	$398

Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gains arising during the period	309	58	589	38
Less: reclassification adjustment	—	—	—	—

Other comprehensive income	309	58	589	38

Comprehensive Income (Loss)	$1,297	$(347)	$2,578	$436

Earnings (loss) per common share attributable to First Capital, Inc.
Basic	$0.35	$(0.15)	$0.71	$0.14

Diluted	$0.35	$(0.15)	$0.71	$0.14

Dividends per share	$0.18	$0.18	$0.36	$0.36

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,996	$404
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	432	251
Depreciation and amortization expense	465	470
Deferred income taxes	185	(647)
Increase in cash value of life insurance	(110)	(110)
Provision for loan losses	880	2,384
Proceeds from sales of mortgage loans	16,562	26,550
Mortgage loans originated for sale	(17,296)	(28,911)
Net gain on sale of mortgage loans	(279)	(318)
Decrease in accrued interest receivable	27	314
Decrease in accrued interest payable	(269)	(279)
Net change in other assets/liabilities	5	74

Net Cash Provided By Operating Activities	2,598	182

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(35,011)	(15,072)
Proceeds from maturities of securities available for sale	18,396	6,635
Proceeds from maturities of securities held to maturity	10	10
Principal collected on mortgage-backed obligations	6,754	7,771
Net decrease in loans receivable	3,332	2,643
Proceeds from sale of foreclosed real estate	750	556
Purchase of premises and equipment	(56)	(912)

Net Cash Provided By (Used In) Investing Activities	(5,825)	1,631

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,693)	(2,702)
Net increase (decrease) in advances from Federal Home Loan Bank	4,225	(4,800)
Net increase (decrease) in retail repurchase agreements	454	(730)
Exercise of stock options	282	10
Purchase of treasury stock	(35)	(346)
Issuance of preferred shares to noncontrolling interest	—	83
Dividends paid	(1,016)	(1,005)

Net Cash Provided By (Used In) Financing Activities	217	(9,490)

Net Decrease in Cash and Cash Equivalents	(3,010)	(7,677)
Cash and cash equivalents at beginning of period	15,857	22,149

Cash and Cash Equivalents at End of Period	$12,847	$14,472

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the thrift holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At June 30, 2010, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2010, and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2009 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$511	$96	$975	$63
Income tax expense	(202)	(38)	(386)	(25)

Net of tax amount	309	58	589	38
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income	$309	$58	$589	$38

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income (loss) attributable to First Capital, Inc.	$988	$(405)	$1,989	$398

Shares:
Weighted average common shares outstanding	2,788,404	2,774,901	2,782,965	2,782,052

Net income (loss) attributable to First Capital, Inc. per common share, basic	$0.35	$(0.15)	$0.71	$0.14

Diluted
Earnings:
Net income (loss) attributable to First Capital, Inc.	$988	$(405)	$1,989	$398

Shares:
Weighted average common shares outstanding	2,788,404	2,774,901	2,782,965	2,782,052
Add: Dilutive effect of outstanding options	—	14,117	2,085	12,333
Add: Dilutive effect of restricted stock	—	—	—	—

Weighted average common shares outstanding, as adjusted	2,788,404	2,789,018	2,785,050	2,794,385

Net income (loss) attributable to First Capital, Inc. per common share, diluted	$0.35	$(0.15)	$0.71	$0.14

4.	Stock Option Plan

For the six month periods ended June 30, 2010 and 2009, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At June 30, 2010, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

5.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash payments for:
Interest	$3,211	$4,557
Taxes	853	471

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	1,220	590

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2010. The Company had no liabilities measured at fair value as of June 30, 2010.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis

Securities available for sale	$1,975	$102,108	$—	$104,083

Assets Measured on a Nonrecurring Basis

Impaired loans	—	3,914	—	3,914
Loans held for sale	—	2,476	—	2,476
Foreclosed real estate	—	850	—	850

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

There were no transfers into or out of the Company’s Level 3 financial assets for the six months ended June 30, 2010. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2010.

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$12,847	$12,847	$15,857	$15,857
Securities available for sale	104,083	104,083	93,729	93,729
Securities held to maturity	45	46	62	64
Loans held for sale	2,476	2,476	1,463	1,487

Loans, net	306,157	319,241	311,092	319,295

Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	2,027	2,027	2,054	2,054

Financial liabilities:
Deposits	370,783	374,107	374,476	377,928
Retail repurchase agreements	8,403	8,403	7,949	7,949
Advances from Federal Home Loan Bank	29,001	30,010	24,776	25,886
Accrued interest payable	711	711	980	980

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	7	—	72

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

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Topic 310). Under the amendments, modifications of loans that are accounted for within pools under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The ASU is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the six months ended June 30, 2010, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Condition

Total assets increased from $455.5 million at December 31, 2009 to $458.0 million at June 30, 2010, an increase of 0.5%.

Net loans receivable (excluding loans held for sale) decreased $4.9 million from $311.1 million at December 31, 2009 to $306.2 million at June 30, 2010. Residential mortgages and consumer loans decreased $6.2 million and $1.2 million, respectively, during the six months ended June 30, 2010. This was partially offset by a $1.9 million increase in commercial business loans and a $977,000 decrease in the allowance for loan losses (See Provision for Loan Losses discussion in Results of Operations). The decrease in residential mortgage loans is due to loan payoffs that have not been replaced by new originations as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Securities available for sale increased $10.4 million from $93.7 million at December 31, 2009 to $104.1 million at June 30, 2010. Purchases of $35.0 million of securities classified as available for sale were made during the six months ended June 30, 2010 and consisted primarily of U.S. government agency backed debt securities, mortgage-backed securities and municipal securities. Maturities and principal repayments of these securities totaled $18.4 million and $6.7 million, respectively, at June 30, 2010. The Company has increased securities available for sale in an effort to minimize excess liquidity and maximize interest income.

Cash and cash equivalents decreased from $15.9 million at December 31, 2009 to $12.8 million at June 30, 2010 primarily due to a decline of $3.3 million in interest bearing deposits with banks.

Total deposits decreased 1.0% from $374.5 million at December 31, 2009 to $370.8 million at June 30, 2010. Time deposits decreased $14.5 million during the period as some customers have opted not to lock in to long-term commitments while rates are at the current low levels. Noninterest-bearing demand deposits increased $11.7 million during the period primarily due to the Bank’s successful efforts at attracting new public fund accounts in its market area.

Federal Home Loan Bank borrowings increased from $24.8 million at December 31, 2009 to $29.0 million at June 30, 2010. New advances of $5.5 million were drawn during the period while principal repayments of $1.3 million were made.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $7.9 million at December 31, 2009 to $8.4 million at June 30, 2010.

Total stockholders’ equity attributable to the Company increased from $45.9 million at December 31, 2009 to $47.8 million at June 30, 2010. This increase was primarily the result of retained net income of $980,000 and a net unrealized gain of $589,000 on securities available for sale during the period.

Results of Operations

Net Income attributable to the Company for the six-month periods ended June 30, 2010 and 2009. Net income attributable to the Company was $2.0 million ($0.71 per share diluted) for the six months ended June 30, 2010 compared to $398,000 ($0.14 per share diluted) for the six months ended June 30, 2009. During the 2010 period, the Company experienced increases in net interest income after the provision for loan losses and in noninterest income, and a decrease in noninterest expenses.

Net Income attributable to the Company for the three-month periods ended June 30, 2010 and 2009. Net income attributable to the Company was $988,000 ($0.35 per share diluted) for the three months ended June 30, 2010 compared to a net loss of $405,000 ($0.15 per share diluted) for the same period in 2009. A decrease in the provision for loan losses for the three months ended June 30, 2010 compared to the prior year period was the primary factor in the increase in net income, although the Company also increased net interest income and noninterest income while decreasing noninterest expenses when comparing the periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the six-month periods ended June 30, 2010 and 2009. Net interest income increased $783,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $553,000 during the six months ended June 30, 2010 compared to the same period in 2009. During the six months ended June 30, 2010, the average balance of interest-earning assets and their tax-equivalent yield were $426.7 million and 5.31%, respectively. During the same period in 2009, the average balance of those assets was $421.2 million and the tax-equivalent yield was 5.64%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types as the Federal Open Market Committee (FOMC) kept interest rates near historic low levels. The change in asset mix also contributed to the lower yields as the average balance of investment securities, which generally have lower yields than loans, increased from $85.4 million for the six months ended June 30, 2009 to $103.2 million for the same period in 2010, while the average balance of loans decreased from $321.6 million for 2009 to $314.4 million for 2010.

Total interest expense decreased $1.3 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The average balance of interest-bearing liabilities increased from $365.3 million in 2009 to $373.9 million in 2010 while the average rate paid on interest-bearing liabilities decreased from 2.34% in 2009 to 1.57% in 2010. As a result, the tax-equivalent interest rate spread increased from 3.30% during the first six months of 2009 to 3.74% for the same period in 2010.

Net interest income for the three-month periods ended June 30, 2010 and 2009. Net interest income increased from $3.6 million for the three months ended June 30, 2009 to $4.2 million for the same period in 2010 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $89,000 for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in the tax-equivalent yield of interest-earning assets. For the quarter ended June 30, 2009, those assets had a tax-equivalent yield of 5.51%, but the tax-equivalent yield decreased during the same period in 2010 to 5.37%.

Total interest expense decreased $621,000 for the three months ended June 30, 2010 compared to the same period in 2009. The average cost of interest-bearing liabilities decreased from 2.26% in 2008 to 1.53% in 2010.

As a result of the changes described above, the tax-equivalent interest rate spread increased from 3.25% in the quarter ended June 30, 2009 to 3.84% during the same period in 2010.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. The provision for loan losses decreased from $2.0 million for the three-month period ended June 30, 2009 to $420,000 for the same period in 2010. Net charge offs amounted to $1.5 million and $430,000 for the three-month periods ended June 30, 2010 and 2009, respectively. The provision for loan losses was $880,000 for the six-month period ended June 30, 2010 as compared to $2.4 million for the same period in 2009. The decrease in the provision for loan losses for 2010 was primarily due to specific reserves on two commercial credit relationships totaling approximately $1.6 million that were recorded during the quarter ended June 30, 2009. Management began the recovery process on one of the relationships during the quarter ended June 30, 2010 and that was the primary factor behind the increase in net charge offs for the quarter. Charge-offs totaling $1.2 million were recorded as a result of this relationship during the quarter ended June 30, 2010 and $419,000 was transferred from loans to foreclosed real estate.

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

The allowance for loan losses was $4.0 million at June 30, 2010 compared to $4.9 million at December 31, 2009. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2010, nonperforming loans amounted to $6.2 million compared to $9.5 million at December 31, 2009. Included in nonperforming loans at June 30, 2010 are loans over 90 days past due secured by residential mortgages of $184,000, commercial mortgages of $58,000 and consumer loans of $39,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Nonperforming loans also included nonaccrual loans totaling $6.0 million and $8.4 million at June 30, 2010 and December 31, 2009, respectively. The decrease in nonperforming loans at June 30, 2010 compared to December 31, 2009 is primarily the result of the collection efforts related to one large commercial relationship as discussed above. Nonperforming loans at December 31, 2009 included $2.6 million related to this relationship.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the six-month periods ended June 30, 2010 and 2009. Noninterest income increased to $1.8 million for the six months ended June 30, 2010 from $1.7 million for the six months ended June 30, 2009. Service charges on deposit accounts increased $142,000 when comparing the two periods, primarily due to an increase in fees for debit card transactions as customers continue to increase their use of debit cards.

Noninterest income for the three-month periods ended June 30, 2010 and 2009. Noninterest income for the quarter ended June 30, 2010 increased to $1.0 million compared to $894,000 for the quarter ended June 30, 2009. Service charges on deposit accounts increased $120,000, which was partially offset by a $23,000 decrease in gains on the sale of mortgage loans when comparing the two periods.

Noninterest expense for the six-month periods ended June 30, 2010 and 2009. Noninterest expense decreased to $6.3 million for the six months ended June 30, 2010 compared to $6.5 million for the same period in 2009. Data processing expenses decreased $227,000 when comparing the two periods, primarily due to a $278,000 refund of disputed ATM charges paid by the Bank in 2009. Other operating expenses decreased $213,000 when comparing the two periods primarily due to a $139,000 decrease in FDIC insurance premiums. The premium in 2009 included $207,000 for the special assessment imposed on all banks by the FDIC effective June 30, 2009 and payable on September 30, 2009. These were partially offset by an increase of $202,000 in compensation and benefits primarily due to normal salary increases and an increase in the cost of health insurance.

Noninterest expense for the three-month periods ended June 30, 2010 and 2009. Noninterest expense for the quarter ended June 30, 2010 decreased $43,000 when compared to the quarter ended June 30, 2009. Other operating expenses decreased $167,000 primarily due to the previously mentioned reduction in the FDIC insurance premiums, and compensation and benefits expense increased $72,000.

Income tax expense. The Company recognized income tax expense of $785,000 for the six-month period ended June 30, 2010, compared to an income tax benefit of $220,000 for the same period in 2009. The increase in income tax for 2010 is primarily due to an increase in income before taxes for the period. Income tax expense for the three-month period ended June 30, 2010 was $346,000, compared to an income tax benefit of $484,000 for the same quarter in 2009. The income tax benefit for 2009 is primarily due to tax exempt income and losses before income taxes for the periods.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2010, the Bank had cash and cash equivalents of $12.8 million and securities available-for-sale with a fair value of $104.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 9.0%, 9.0% and 14.7%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $381,000 at June 30, 2010.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

For the six months ended June 30, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2009 and June 30, 2010, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

		At December 31, 2009
		Net Portfolio Value			Net Portfolio Value as a
Change In Rates		Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
					NPV Ratio	Change
		(Dollars in thousands)

300	bp	$51,262	$(9,669)	(16)%	11.11%	(169)	bp
200	bp	55,981	(4,950)	(8)	11.97	(83)	bp
100	bp	59,274	(1,657)	(3)	12.54	(26)	bp
Static		60,931	—	—	12.80	—	bp
(100)	bp	61,405	474	1	12.84	4	bp

		At June 30, 2010
Change In Rates		Net Portfolio Value			Net Portfolio Value as a
		Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
					NPV Ratio	Change
		(Dollars in thousands)

300	bp	$56,690	$(5,922)	(9)%	12.14%	(96)	bp
200	bp	60,204	(2,408)	(4)	12.76	(34)	bp
100	bp	62,295	(317)	(1)	13.09	(1)	bp
Static		62,612	—	—	13.10	—	bp
(100)	bp	61,392	(1,220)	(1)	12.84	(26)	bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase or decrease in prevailing interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2010, approximately 50% of the loan portfolio consisted of fixed-rate loans, compared to approximately 52% at December 31, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K. However these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recently enacted regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2010	—	N/A	—	192,994

May 1 through May 31, 2010	—	N/A	—	192,994

June 1 through June 30, 2010	629	$14.75	629	192,365

Total	629	$14.75	629

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 11, 2010	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 11, 2010	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer