Form 10-Q
period 2010-09-30
FIRST CAPITAL INC
filed 2010-11-10
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,787,309 shares of common stock were outstanding as of October 29, 2010.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and due from banks	$19,162	$10,430
Interest bearing deposits with banks	2,549	5,427

Total cash and cash equivalents	21,711	15,857

Securities available for sale, at fair value	94,620	93,729
Securities-held to maturity	33	62
Loans, net	300,559	311,092
Loans held for sale	3,531	1,463
Federal Home Loan Bank stock, at cost	3,551	3,551
Foreclosed real estate	1,257	877
Premises and equipment	11,158	11,591
Accrued interest receivable	1,954	2,054
Cash value of life insurance	5,736	5,572
Goodwill	5,386	5,386
Core deposit intangibles	116	171
Other assets	2,834	4,129

Total Assets	$452,446	$455,534

LIABILITIES
Deposits:
Noninterest-bearing	$44,188	$40,473
Interest-bearing	325,585	334,003

Total Deposits	369,773	374,476

Retail repurchase agreements	9,223	7,949
Advances from Federal Home Loan Bank	22,729	24,776
Accrued interest payable	651	980
Accrued expenses and other liabilities	1,444	1,297

Total Liabilities	403,820	409,478

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,420 shares (3,136,207 shares in 2009)	32	31
Additional paid-in capital	24,313	24,025
Retained earnings-substantially restricted	30,006	28,640
Accumulated other comprehensive income	1,452	490
Less treasury stock, at cost - 377,111 shares (374,292 shares in 2009)	(7,285)	(7,242)

Total First Capital, Inc. stockholders’ equity	48,518	45,944

Noncontrolling interest in subsidiary	108	112

Total Equity	48,626	46,056

Total Liabilities and Equity	$452,446	$455,534

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,684	$4,868	$14,056	$14,774
Securities:
Taxable	509	542	1,629	1,724
Tax-exempt	272	255	795	737
Federal Home Loan Bank dividends	9	37	44	70
Fed funds sold and interest bearing deposits with banks	9	6	21	18

Total interest income	5,483	5,708	16,545	17,323
INTEREST EXPENSE
Deposits	1,048	1,489	3,434	4,673
Retail repurchase agreements	21	12	55	34
Advances from Federal Home Loan Bank	257	484	779	1,556

Total interest expense	1,326	1,985	4,268	6,263
Net interest income	4,157	3,723	12,277	11,060
Provision for loan losses	590	980	1,470	3,364

Net interest income after provision for loan losses	3,567	2,743	10,807	7,696
NON-INTEREST INCOME
Service charges on deposit accounts	715	620	2,029	1,792
Commission income	33	38	109	96
Gain on sale of mortgage loans	194	121	473	439
Increase in cash surrender value of life insurance	54	56	164	166
Other income	24	27	71	69

Total non-interest income	1,020	862	2,846	2,562

NON-INTEREST EXPENSE
Compensation and benefits	1,792	1,691	5,302	4,999
Occupancy and equipment	356	345	1,041	1,013
Data processing	285	690	529	1,161
Professional fees	158	232	548	547
Advertising	54	72	145	201
Other operating expenses	670	893	2,035	2,471

Total non-interest expense	3,315	3,923	9,600	10,392

Income (loss) before income taxes	1,272	(318)	4,053	(134)
Income tax expense (benefit)	359	(331)	1,144	(551)

Net Income	$913	$13	$2,909	$417
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	9

Net Income Attributable to First Capital, Inc.	$910	$10	$2,899	$408

Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gains arising during the period	373	748	962	786
Less: reclassification adjustment	—	—	—	—

Other comprehensive income	373	748	962	786

Comprehensive Income	$1,283	$758	$3,861	$1,194

Earnings per common share attributable to First Capital, Inc.
Basic	$0.33	$—	$1.04	$0.15

Diluted	$0.33	$—	$1.04	$0.15

Dividends per share	$0.19	$0.18	$0.55	$0.54

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,909	$417
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	666	414
Depreciation and amortization expense	683	720
Deferred income taxes	108	(723)
Increase in cash value of life insurance	(164)	(166)
Provision for loan losses	1,470	3,364
Proceeds from sales of mortgage loans	26,245	36,458
Mortgage loans originated for sale	(27,840)	(35,856)
Net gain on sale of mortgage loans	(473)	(439)
Decrease in accrued interest receivable	100	238
Decrease in accrued interest payable	(329)	(257)
Net change in other assets/liabilities	794	(122)

Net Cash Provided By Operating Activities	4,169	4,048

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(42,006)	(29,912)
Proceeds from maturities of securities available for sale	32,304	13,525
Proceeds from maturities of securities held to maturity	21	20
Principal collected on mortgage-backed obligations	9,661	11,273
Net (increase) decrease in loans receivable	7,885	(954)
Proceeds from sale of foreclosed real estate	798	928
Purchase of premises and equipment	(194)	(1,101)

Net Cash Provided By (Used In) Investing Activities	8,469	(6,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,703)	12,737
Net decrease in advances from Federal Home Loan Bank	(2,047)	(15,054)
Net increase in retail repurchase agreements	1,274	1,274
Exercise of stock options	282	10
Purchase of treasury stock	(43)	(584)
Issuance of preferred shares to noncontrolling interest	—	83
Dividends paid	(1,547)	(1,502)

Net Cash Used In Financing Activities	(6,784)	(3,036)

Net Increase (Decrease) in Cash and Cash Equivalents	5,854	(5,209)
Cash and cash equivalents at beginning of period	15,857	22,149

Cash and Cash Equivalents at End of Period	$21,711	$16,940

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the thrift holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At September 30, 2010, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2010, and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$617	$1,239	$1,593	$1,302
Income tax expense	(244)	(491)	(631)	(516)

Net of tax amount	373	748	962	786
Less: reclassification adjustment for gains included in net income	—	—	—	—
Income tax benefit	—	—	—	—

Net of tax amount	—	—	—	—

Other comprehensive income	$373	$748	$962	$786

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$910	$10	$2,899	$408

Shares:
Weighted average common shares outstanding	2,787,365	2,761,357	2,784,446	2,775,076

Net income attributable to First Capital, Inc. per common share, basic	$0.33	$0.00	$1.04	$0.15

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$910	$10	$2,899	$408

Shares:
Weighted average common shares outstanding	2,787,365	2,761,357	2,784,446	2,775,076
Add: Dilutive effect of outstanding options	—	15,530	1,388	13,500
Add: Dilutive effect of restricted stock	—	—	—	—

Weighted average common shares outstanding, as adjusted	2,787,365	2,776,887	2,785,834	2,788,576

Net income attributable to First Capital, Inc. per common share, diluted	$0.33	$0.00	$1.04	$0.15

4.	Stock Option Plan

For the nine month periods ended September 30, 2010 and 2009, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At September 30, 2010, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash payments for:
Interest	$4,596	$6,520
Taxes	851	471

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure
	1,679	1,033

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2010. The Company had no liabilities measured at fair value as of September 30, 2010.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets Measured on a Recurring Basis

Securities available for sale	$3,135	$91,485	$—	$94,620

Assets Measured on a Nonrecurring Basis

Impaired loans	—	5,221	—	5,221
Loans held for sale	—	3,531	—	3,531
Foreclosed real estate	—	1,257	—	1,257

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

There were no transfers into or out of the Company’s Level 3 financial assets for the nine months ended September 30, 2010. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2010.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$21,711	$21,711	$15,857	$15,857
Securities available for sale	94,620	94,620	93,729	93,729
Securities held to maturity	33	34	62	64
Loans held for sale	3,531	3,531	1,463	1,487

Loans, net	300,559	314,147	311,092	319,295

Federal Home Loan Bank stock	3,551	3,551	3,551	3,551
Accrued interest receivable	1,954	1,954	2,054	2,054

Financial liabilities:
Deposits	369,773	373,267	374,476	377,928
Retail repurchase agreements	9,223	9,223	7,949	7,949
Advances from Federal Home Loan Bank	22,729	23,719	24,776	25,886
Accrued interest payable	651	651	980	980

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	—	—	72

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. The FASB believes these amendments alleviate potential conflicts with the SEC’s requirements. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which was effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Topic 310). Under the amendments, modifications of loans that are accounted for within pools under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The ASU is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the nine months ended September 30, 2010, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Condition

Total assets decreased from $455.5 million at December 31, 2009 to $452.4 million at September 30, 2010, a decrease of 0.7%.

Net loans receivable (excluding loans held for sale) decreased $10.5 million from $311.1 million at December 31, 2009 to $300.6 million at September 30, 2010. Residential mortgages decreased $10.7 million during the nine months ended September 30, 2010. This was partially offset by increases of $870,000 and $847,000 in commercial business loans and commercial mortgage loans, respectively. The decrease in residential mortgage loans is due to loan payoffs that have not been replaced by new originations as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Securities available for sale increased $891,000 from $93.7 million at December 31, 2009 to $94.6 million at September 30, 2010. Purchases of $42.0 million of securities classified as available for sale were made during the nine months ended September 30, 2010 and consisted primarily of U.S. government agency debt securities, collateralized mortgage obligations and municipal securities. Maturities and principal repayments of these securities totaled $32.3 million and $9.7 million, respectively, for the nine months ended September 30, 2010.

Cash and cash equivalents increased from $15.9 million at December 31, 2009 to $21.7 million at September 30, 2010 due to an increase in cash and due from banks of $8.7 million partially offset by a decrease of $2.9 million in interest bearing deposits with banks.

Total deposits decreased 1.3% from $374.5 million at December 31, 2009 to $369.8 million at September 30, 2010. Time deposits decreased $16.6 million during the period as some customers have opted not to lock in to long-term commitments while rates are at the current low levels. Interest-bearing demand deposits and savings accounts increased $8.2 million during the period primarily due to the Bank’s successful efforts at attracting new public fund accounts in its market area. Noninterest-bearing demand deposits also increased $3.7 million primarily due to enhanced marketing efforts aimed at commercial customers in the Bank’s market area.

Federal Home Loan Bank borrowings decreased from $24.8 million at December 31, 2009 to $22.7 million at September 30, 2010. New advances of $9.5 million were drawn during the period while principal repayments of $11.5 million were made.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $7.9 million at December 31, 2009 to $9.2 million at September 30, 2010.

Total stockholders’ equity attributable to the Company increased from $45.9 million at December 31, 2009 to $48.5 million at September 30, 2010. This increase was primarily the result of retained net income of $1.4 million and a net unrealized gain of $962,000 on securities available for sale during the period.

Results of Operations

Net Income attributable to the Company for the nine-month periods ended September 30, 2010 and 2009. Net income attributable to the Company was $2.9 million ($1.04 per share diluted) for the nine months ended September 30, 2010 compared to $408,000 ($0.15 per share diluted) for the nine months ended September 30, 2009. During 2010, the Company experienced increases in net interest income after the provision for loan losses and noninterest income, and a decrease in noninterest expenses.

Net Income attributable to the Company for the three-month periods ended September 30, 2010 and 2009. Net income attributable to the Company was $910,000 ($0.33 per share diluted) for the three months ended September 30, 2010 compared to $10,000 for the same period in 2009. Diluted earnings per share for the 2009 period were negligible. During the three months ended September 30, 2010, the Company experienced increases in net interest income after the provision for loan losses and noninterest income, and a decrease in noninterest expenses.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the nine-month periods ended September 30, 2010 and 2009. Net interest income increased $1.2 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $778,000 during the nine months ended September 30, 2010 compared to the same period in 2009. During the nine months ended September 30, 2010, the average balance of interest-earning assets and their tax-equivalent yield were $422.0 million and 5.36%, respectively. During the same period in 2009, the average balance of those assets was $421.7 million and the tax-equivalent yield was 5.60%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types as the Federal Open Market Committee (FOMC) kept interest rates near historic low levels. The change in asset mix also contributed to the lower yield as the average balance of investment securities, which generally have lower yields than loans, increased from $86.0 million for the nine months ended September 30, 2009 to $102.3 million for the same period in 2010, while the average balance of loans decreased from $322.3 million for 2009 to $312.9 million for 2010.

Total interest expense decreased $2.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The average balance of interest-bearing liabilities increased from $366.2 million in 2009 to $369.3 million in 2010 while the average rate paid on interest-bearing liabilities decreased from 2.28% in 2009 to 1.54% in 2010. As a result, the tax-equivalent interest rate spread increased from 3.32% during the first nine months of 2009 to 3.82% for the same period in 2010.

Net interest income for the three-month periods ended September 30, 2010 and 2009. Net interest income increased from $3.7 million for the three months ended September 30, 2009 to $4.2 million for the same period in 2010 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $225,000 for the three months ended September 30, 2010 compared to the same period in 2009 due to decreases in the average balance of interest-earning assets and their tax-equivalent yields. For the quarter ended September 30, 2009, interest-earning assets had an average balance of $422.7 million and a tax-equivalent yield of 5.54%, compared to $412.6 million and 5.45%, respectively, during the same period in 2010.

Total interest expense decreased $659,000 for the three months ended September 30, 2010 compared to the same period in 2009. The average balance of interest-bearing liabilities decreased from $368.1 million in 2009 to $360.0 million in 2010 while the average cost of interest-bearing liabilities decreased from 2.16% in 2009 to 1.47% in 2010.

As a result of the changes described above, the tax-equivalent interest rate spread increased from 3.38% in the quarter ended September 30, 2009 to 3.98% during the same period in 2010.

Provision for loan losses. The provision for loan losses decreased from $980,000 for the three-month period ended September 30, 2009 to $590,000 for the same period in 2010. The decrease in the provision for loan losses for 2010 compared to 2009 is primarily due to a decrease in net charge offs for the periods. Net charge offs amounted to $354,000 for the three-month period ended September 30, 2010, compared to $1.2 million for the three-month period ended September 30, 2009. Of the $1.2 million charged off in the period ended September 30, 2009, $919,000 was due to a single commercial credit relationship.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The provision for loan losses was $1.5 million for the nine-month period ended September 30, 2010 compared to $3.4 million for the same period in 2009. The decrease in the provision for loan losses for 2010 was primarily due to specific reserves on two commercial credit relationships totaling approximately $1.6 million that were recorded during 2009. Management began the recovery process on one of the relationships during 2010. Charge offs totaling $1.2 million were recorded as a result of this relationship during 2010 and $419,000 was transferred from loans to foreclosed real estate.

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

The allowance for loan losses was $4.2 million at September 30, 2010 compared to $4.9 million at December 31, 2009. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2010, nonperforming loans amounted to $7.7 million compared to $9.5 million at December 31, 2009. Included in nonperforming loans at September 30, 2010 are loans over 90 days past due secured by residential mortgages of $189,000 and consumer loans of $43,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. Nonperforming loans also included nonaccrual loans totaling $7.5 million and $8.4 million at September 30, 2010 and December 31, 2009, respectively.

Noninterest income for the nine-month periods ended September 30, 2010 and 2009. Noninterest income increased to $2.8 million for the nine months ended September 30, 2010 from $2.6 million for the nine months ended September 30, 2009. Service charges on deposit accounts increased $237,000 when comparing the two periods, primarily due to an increase in fees for debit card transactions as customers continue to increase their use of debit cards.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended September 30, 2010 and 2009. Noninterest income for the quarter ended September 30, 2010 increased to $1.0 million compared to $862,000 for the quarter ended September 30, 2009. Service charges on deposit accounts and gains on the sale of mortgage loans increased $95,000 and $73,000, respectively, when comparing the two periods.

Noninterest expense for the nine-month periods ended September 30, 2010 and 2009. Noninterest expense decreased to $9.6 million for the nine months ended September 30, 2010 compared to $10.4 million for the same period in 2009. Data processing expenses decreased $632,000 when comparing the two periods, primarily due to a $659,000 decrease in ATM processing fees. This decrease was primarily due to disputed charges paid in 2009 of which the Bank recovered $278,000 in the first quarter of 2010. Other operating expenses decreased $436,000 when comparing the two periods primarily due to a $196,000 decrease in FDIC insurance premiums. The premium in 2009 included $207,000 for the special assessment imposed on all banks by the FDIC effective June 30, 2009 and payable on September 30, 2009. These were partially offset by an increase of $303,000 in compensation and benefits primarily due to normal salary increases and an increase in staff due to the opening of the Bank’s Lanesville, Indiana office in June 2009.

Noninterest expense for the three-month periods ended September 30, 2010 and 2009. Noninterest expense for the quarter ended September 30, 2010 decreased $608,000 when compared to the quarter ended September 30, 2009. Data processing expenses decreased $405,000 when comparing the two periods primarily due to the disputed ATM charges and partial recovery discussed above. Other operating expenses decreased $223,000 primarily due to decreases in losses and expenses related to the acquisition and sale of foreclosed real estate and in FDIC deposit insurance premiums.

Income tax expense. The Company recognized income tax expense of $1.1 million for the nine-month period ended September 30, 2010, compared to an income tax benefit of $551,000 for the same period in 2009. The increase in income tax expense for 2010 is primarily due to an increase in income before taxes for the period. Income tax expense for the three-month period ended September 30, 2010 was $359,000, compared to an income tax benefit of $331,000 for the same quarter in 2009. The income tax benefit for 2009 is primarily due to tax exempt income and losses before income taxes for the period. The effective tax rate for both the three months and nine months ended September 30, 2010 was 28.2%.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2010, the Bank had cash and cash equivalents of $21.7 million and securities available-for-sale with a fair value of $94.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of September 30, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date with tangible, core and risk-based capital ratios of 9.2%, 9.2% and 15.1%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $371,000 at September 30, 2010.

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

For the nine months ended September 30, 2010, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2009 and September 30, 2010, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

		At December 31, 2009
		Net Portfolio Value			Net Portfolio Value as a
Change		Dollar	Dollar	Percent	Percent of Present Value of Assets
In Rates		Amount	Change	Change	NPV Ratio	Change
		(Dollars in thousands)

300	bp	$51,262	$(9,669)	(16)%	11.11%	(169	)bp
200	bp	55,981	(4,950)	(8)	11.97	(83	)bp
100	bp	59,274	(1,657)	(3)	12.54	(26	)bp
Static		60,931	—	—	12.80	—	bp
(100	)bp	61,405	474	1	12.84	4	bp

		At September 30, 2010
		Net Portfolio Value			Net Portfolio Value as a
Change		Dollar	Dollar	Percent	Percent of Present Value of Assets
In Rates		Amount	Change	Change	NPV Ratio	Change
		(Dollars in thousands)

300	bp	$55,724	$(4,324)	(7)%	12.10%	(69	)bp
200	bp	59,197	(851)	(1)	12.72	(7	)bp
100	bp	60,417	369	1	12.90	11	bp
Static		60,048	—	—	12.79	—	bp
(100	)bp	59,420	(628)	(1)	12.65	(14	)bp

The preceding tables indicate that the Bank’s NPV would be expected to increase in the event of a sudden and sustained increase in prevailing interest rates of 100 basis points, but would be expected to decrease in the event of a sudden and sustained increase of 200 or 300 basis points or decrease of 100 basis points in prevailing interest rates. The expected decrease in the Bank’s NPV given a more significant increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At September 30, 2010, approximately 51% of the loan portfolio consisted of fixed-rate loans, compared to approximately 52% at December 31, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q. However these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2010	475	$15.44	475	191,890

August 1 through August 31, 2010	—	N/A	—	191,890

September 1 through September 30, 2010	—	N/A	—	191,890

Total	475	$15.44	475

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 10, 2010	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated November 10, 2010	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer