Form 10-K
period 2010-12-31
FIRST CAPITAL INC
filed 2011-03-25
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $38.3 million, based upon the closing price of $15.00 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 10, 2011 was 2,787,271.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Annual Report of Stockholders and of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to materially differ from those expressed or implied by the forward-looking statements. Factors which could affect actual results include, but are not limited to, interest rate trends; the general economic climate in the specific market area in which First Capital operates, as well as nationwide; First Capital’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as may be required by applicable law or regulation, First Capital assumes no obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

First Capital, Inc. (the “Company” or “First Capital”) was incorporated under Indiana law on September 11, 1998. On December 31, 1998, the Company became the holding company for First Federal Bank, A Federal Savings Bank (the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (the “MHC”), from a federal mutual holding company to a stock holding company. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank, and the Bank changed its name to First Harrison Bank. On March 20, 2003, the Company acquired Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana.

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

Market Area and Competition

The Bank considers Harrison, Floyd, Clark and Washington counties in Indiana its primary market area. All of its offices are located in these four counties, which results in most of the Bank’s loans being made in these four counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. The Bank aggressively competes for business with local banks, as well as large regional banks. Its most direct competition for deposit and loan business comes from the commercial banks operating in these four counties. Based on data published by the Federal Deposit Insurance Corporation, the Bank is the leader among FDIC-insured institutions in deposit market share in Harrison County, the Bank’s primary county of operation.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$130,143	43.11%	$139,085	43.45%	$150,576	45.96%	$161,554	47.11%	$173,806	50.86%
Land	9,534	3.16	10,288	3.21	9,475	2.89	12,032	3.51	12,581	3.68
Commercial real estate	59,901	19.84	60,580	18.92	65,367	19.95	64,878	18.92	48,520	14.20
Residential construction(2)	8,151	2.70	13,862	4.33	9,577	2.92	12,963	3.78	17,435	5.10

Total mortgage loans	207,729	68.81	223,815	69.91	234,995	71.72	251,427	73.32	252,342	73.84

Consumer Loans:
Home equity and second mortgage loans	43,046	14.26	46,360	14.48	43,031	13.14	41,035	11.97	39,483	11.55
Automobile loans	19,384	6.42	17,714	5.53	16,523	5.04	15,645	4.56	15,637	4.57
Loans secured by savings accounts	1,042	0.34	1,361	0.43	1,972	0.60	2,406	0.70	2,263	0.66
Unsecured loans	3,076	1.02	2,677	0.84	2,807	0.86	2,848	0.83	2,895	0.85
Other(3)	5,732	1.90	5,321	1.66	5,419	1.65	5,349	1.56	4,406	1.29

Total consumer loans	72,280	23.94	73,433	22.94	69,752	21.29	67,283	19.62	64,684	18.92

Commercial business loans	21,911	7.25	22,861	7.15	22,881	6.99	24,210	7.06	24,730	7.24

Total gross loans	301,920	100.00%	320,109	100.00%	327,628	100.00%	342,920	100.00%	341,756	100.00%

Less:
Due to borrowers on loans in process	3,119		4,372		2,828		6,430		6,029
Deferred loan fees net of direct costs	(222)		(286)		(247)		(205)		(168)
Allowance for loan losses	4,473		4,931		2,662		2,232		2,320

Total loans, net	$294,550		$311,092		$322,385		$334,463		$333,575

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

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

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. During 2005, the Bank hired a mortgage banking manager, charged with hiring more mortgage originators and increasing the Bank’s secondary market business in Southern Indiana. For the year ended December 31, 2010, the Bank originated and funded $43.1 million of residential mortgage loans for sale in the secondary market. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2010, speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, amounted to $1.7 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $23.8 million at December 31, 2010, of which $11.4 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2010, the Bank granted approximately $753,000 of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.4 million at December 31, 2010. At December 31, 2010, 4 loans were delinquent 30 days or more with an aggregate outstanding balance of $67,000.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$8,081	$15,104	$15,702	$28,387	$21,651	$41,218	$130,143
Commercial real estate and land loans	13,766	9,465	12,648	15,132	9,894	8,530	69,435
Residential construction(1)	6,923	1,217	11	—	—	—	8,151
Consumer loans	16,233	29,229	21,866	3,957	100	895	72,280
Commercial business	9,054	7,653	2,905	1,894	360	45	21,911

Total gross loans	$54,057	$62,668	$53,132	$49,370	$32,005	$50,688	$301,920

(1)	Includes construction loans for which the Bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2011, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$65,643	$56,419
Commercial real estate and land loans	18,534	37,135
Residential construction	28	1,200
Consumer loans	28,834	27,213
Commercial business	7,081	5,776

Total gross loans	$120,120	$127,743

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $7.3 million at December 31, 2010.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2010, the Bank had outstanding letters of credit of $1.7 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on one- to four-family residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $222,000 of net deferred loan costs at December 31, 2010.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2010, the Bank had commitments to originate $670,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the dates indicated. Included in nonperforming loans are loans for which the Bank has modified the repayment terms, and therefore are considered to be troubled debt restructurings as described below. At December 31, 2010, troubled debt restructurings totaling $3.9 million and all troubled debt restructurings were on nonaccrual status at December 31, 2010. The Bank had no troubled debt restructurings classified as performing loans for the periods presented in the table below.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate	$3,230	$2,295	$2,013	$1,684	$797
Commercial real estate	1,780	3,445	2,088	2,674	2,192
Commercial business	2,148	2,238	82	397	48
Consumer	390	456	258	124	208

Total	7,548	8,434	4,441	4,879	3,245

Accruing loans past due 90 days or more:
Residential real estate	334	563	735	633	776
Commercial real estate	—	202	27	—	—
Commercial business	20	—	—	23	144
Consumer	25	317	330	160	205

Total	379	1,082	1,092	816	1,125

Foreclosed real estate, net	591	877	881	833	941

Total nonperforming assets	$8,518	$10,393	$6,414	$6,528	$5,311

Total loans delinquent 90 days or more to net loans	2.69%	3.06%	1.72%	1.70%	1.31%

Total loans delinquent 90 days or more to total assets	1.75%	2.09%	1.21%	1.26%	0.96%

Total nonperforming assets to total assets	1.88%	2.28%	1.40%	1.44%	1.16%

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $16,000 in interest income on nonperforming loans for the fiscal year ended December 31, 2010. The Bank would have recorded interest income of $413,000 for the year ended December 31, 2010 had nonaccrual loans and troubled debt restructurings had been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank does not forgive principal or interest on loans or modify interest rates to rates that are below market rates. These modified loans are also referred to as “troubled debt restructurings.” At December 31, 2010, modified loans totaled $3.9 million.

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

The Company holds a corporate collateralized mortgage obligation security that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality rating by various rating agencies. At December 31, 2010, the amortized cost and fair value of this security was $711,000 and $668,000, respectively. The Company has evaluated the existence of a potential credit loss component related to the decline in fair value and based upon an independent third party analysis performed in December 2010, the Company expects to collect the contractual principal and interest cash flows for this security. As a result, no other-than-temporary impairment has been recognized for this security as of December 31, 2010. The Company will continue to monitor credit quality and receive the independent third-party analysis of the security on a quarterly basis. While management does not anticipate a credit-related impairment loss for this security at December 31, 2010, additional deterioration in market and economic conditions may have a material adverse impact on the credit quality of this security in the future.

At December 31, 2010, the Bank had $7.5 million in doubtful loans and $7.1 million in substandard loans, of which all but $6.7 million are included in total nonperforming loans disclosed in the above table. The Bank also had one investment security classified as substandard at December 31, 2010, with a market value of $668,000 as discussed above. In addition to regulatory classifications, the Bank also classifies loans as “special mention” or “watch” when they are currently performing in accordance with their contractual terms but exhibit potential weaknesses that must be monitored by management on an ongoing basis. At December 31, 2010, the Bank identified $9.6 million in loans as special mention or watch loans.

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

At December 31, 2010, 2009 and 2008, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	7,548	8,434	4,441
Substandard	7,788	6,718	9,148
Special mention	9,554	9,322	7,689

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Impaired loans with related allowance	$1,497	$6,894	$3,201
Impaired loans with no allowance	6,430	2,622	2,332

Total impaired loans	$7,927	$9,516	$5,533

Allowance for loan losses:
Related to impaired loans	$2,492	$3,188	$719
Related to other loans	1,981	1,743	1,943

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2010, the Bank had foreclosed real estate totaling $591,000.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Allowance at beginning of period	$4,931	$2,662	$2,232	$2,320	$2,104
Provision for loan losses	2,037	4,289	1,570	558	810

	6,968	6,951	3,802	2,878	2,914

Recoveries:
Residential real estate	9	26	4	2	14
Commercial real estate	4	6	—	—	—
Commercial business	9	14	13	13	4
Consumer	214	209	179	121	92

Total recoveries	236	255	196	136	110

Charge-offs:
Residential real estate	620	425	357	216	87
Commercial real estate	1,326	920	96	36	57
Commercial business	29	181	210	77	115
Consumer	756	749	673	453	445

Total charge-offs	2,731	2,275	1,336	782	704

Net (charge-offs) recoveries	(2,495)	(2,020)	(1,140)	(646)	(594)

Balance at end of period	$4,473	$4,931	$2,662	$2,232	$2,320

Ratio of allowance to total loans outstanding at the end of the period	1.48%	1.54%	0.81%	0.65%	0.68%

Ratio of net charge-offs to average loans outstanding during the period	0.80%	0.63%	0.35%	0.19%	0.18%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$1,045	45.81%	$1,297	47.78%	$608	48.88%	$440	50.89%	$539	55.96%
Commercial real estate and land loans	1,106	23.00	1,772	22.13	737	22.84	764	22.43	697	17.88
Commercial business	1,251	7.25	1,264	7.15	240	6.99	200	7.06	209	7.24
Consumer	1,071	23.94	598	22.94	1,077	21.29	828	19.62	875	18.92

Total allowance for loan losses	$4,473	100.00%	$4,931	100.00%	$2,662	100.00%	$2,232	100.00%	$2,320	100.00%

(1)	Includes residential construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2010, securities with a market value of $704,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (CMOs) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2010, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2010				2009				2008
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Municipal:
Due in one year or less	$14	$14	0.01%	10.23%	$22	$21	0.02%	10.23%	$21	$20	0.03%	10.23%
Due after one year through five years	—	—	—	—	15	14	0.02	10.23%	37	35	0.04	10.23%
Due after five years through ten years	—	—	—	—	—	—	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities(3)	18	18	0.02	2.64%	27	27	0.03	3.36%	31	31	0.04	4.08%

	$32	$32	0.03%		$64	$62	0.07%		$89	$86	0.11%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$—	$—	—	—	$7,389	$7,301	7.85%	3.04%	$4,055	$4,000	4.86%	3.89%
Due after one year through five years	13,161	13,056	13.02%	1.94%	11,861	11,789	12.67	2.62%	16,798	16,572	20.12	3.39%
Due after five years through ten years	7,071	7,023	7.00	2.14%	11,655	11,741	12.62	3.35%	4,606	4,545	5.52	4.32%
Due after ten years through fifteen years	22,148	22,321	22.26	2.09%	5,704	5,734	6.16	3.03%	—	—	—	—

Mortgage-backed securities and CMOs (3)	26,301	25,776	25.70	3.33%	25,847	25,428	27.34	4.65%	31,892	31,578	38.32	4.76%

Municipal:
Due in one year or less	1,529	1,518	1.51	4.25%	2,785	2,761	2.97	4.73%	1,481	1,476	1.79	4.54%
Due after one year through five years	3,873	3,775	3.77	5.13%	5,692	5,549	5.97	4.96%	6,585	6,467	7.85	5.28%
Due after five years through ten years	5,288	5,208	5.19	5.44%	4,958	4,874	5.24	5.68%	4,589	4,558	5.53	5.73%
Due after ten years	18,766	18,865	18.82	5.81%	15,057	14,982	16.11	5.94%	11,223	11,460	13.91	5.83%

Equity securities:
Mutual funds	2,714	2,705	2.70	N/A	2,781	2,794	3.00	N/A	1,504	1,637	1.99	N/A

	$100,851	$100,247	99.97%		$93,729	$92,953	99.93%		$82,733	$82,293	99.89%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and CMOs may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2010.

Amount at December 31, 2010
Maturity Period	(Dollars in thousands)
Three months or less	$3,998
Over three through six months	4,877
Over six through 12 months	10,931
Over 12 months	14,659

Total	$34,465

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2010			2009			2008
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$40,774	10.79%	$301	$40,473	10.81%	$3,705	$36,768	10.33%	$1,476
NOW accounts	154,385	40.84	21,133	133,252	35.58	23,960	109,292	30.71	38,718
Savings accounts	43,488	11.50	1,966	41,522	11.09	5,155	36,367	10.22	7,285
Money market accounts	13,559	3.59	(671)	14,230	3.80	(3,213)	17,443	4.90	(8,919)
Fixed rate time deposits which mature:
Within one year	81,214	21.48	(4,650)	85,864	22.93	(15,418)	101,282	28.46	(10,415)
After one year, but within three years	36,523	9.66	(12,760)	49,283	13.16	7,319	41,964	11.79	(5,986)
After three years, but within five years	7,939	2.10	(1,652)	9,591	2.56	(2,478)	12,069	3.39	5,586
After five years	58	0.02	(137)	195	0.05	(449)	644	0.18	(7)
Club accounts	63	0.02	(3)	66	0.02	4	62	0.02	2

Total	$378,003	100.00%	$3,527	$374,476	100.00%	$18,585	$355,891	100.00%	$27,740

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2010.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00% — 0.99%	$25,265	$142	$—	$—	$25,407	20.21%
1.00% — 1.99%	20,696	15,229	3,784	—	39,709	31.58
2.00% — 2.99%	16,565	10,575	3,852	—	30,992	24.65
3.00% — 3.99%	13,462	3,973	45	—	17,480	13.90
4.00% — 4.99%	4,799	6,526	136	58	11,519	9.16
5.00% — 5.99%	426	78	122	—	626	0.50
6.00% — 6.99%	—	—	—	—	—	0.00
7.00% — 7.99%	—	—	—	—	—	0.00
8.00% — 8.99%	1	—	—	—	1	0.00

Total	$81,214	$36,523	$7,939	$58	$125,734	100.00%

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

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum balance at any month end	$29,001	$45,430	$60,294

Average balance	23,116	40,500	53,639

Period end balance	15,729	24,776	47,830

Weighted average interest rate:
At end of period	4.05%	4.32%	4.68%

During the period	4.37%	5.54%	4.78%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum balance at any month end	$9,223	$7,949	$17,698

Average balance	8,142	5,428	11,759

Period end balance	8,669	7,949	4,552

Weighted average interest rate:
At end of period	0.76%	0.91%	1.00%

During the period	0.90%	0.94%	2.11%

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

Personnel

As of December 31, 2010, the Bank had 118 full-time employees and 31 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings institutions like the Bank to be transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency will assume primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions. The Office of Thrift Supervision will be eliminated. The transfer will occur one year from July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension. At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

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

Holding Company Regulation

General. The Company is a unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examination, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authorities over the Company and its non-savings association subsidiaries. Among other things, that authority permits the OTS to restrict or prohibit activities that one determined to be a serious risk to the subsidiary savings association.

The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies. That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.

Activities Restrictions. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conducts the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers, among other things, factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Bank must notify the Office of Thrift Supervision thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

At December 31, 2010, the Bank met each of its capital requirements. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

On February 7, 2011, the Federal Deposit Insurance Corporation approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which will take effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital. Prior to the April 1,

2011 effective date of the final rule, the Federal Deposit Insurance Corporation will continue to calculate the assessment base from adjusted domestic deposits.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.05 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act makes noncompliance with the qualified thrift lender test also potentially subject to agency enforcement action for a violation of law. As of December 31, 2010, the Bank maintained 69% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

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

The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority as to federal savings associations pursuant to the Dodd-Frank Act regulatory restructuring.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by the Bank for the fiscal year ended December 31, 2010 totaled $121,000.

The Office of the Comptroller of the Currency, which will succeed to the Office of Thrift Supervision’s supervision of federal savings banks under the Dodd-Frank Act regulatory restructuring, similarly supports its operations through assessments on regulated institutions.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2010 of $3.2 million.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, or general economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). For 2010, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio was assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio was applied above $55.2 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements.

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations. As a result, it will be some time before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Bank is entitled to take a bad debt deduction for federal income tax purposes which is based on its current or historic net charge-offs by applying the experience reserve method for banks. For tax years beginning before December 31, 1995, the Bank as a qualifying thrift had been permitted to establish a reserve for bad debts and to make annual additions to such reserve, which were deductible for federal income tax purposes. Under such prior tax law, generally the Bank recognized a bad debt deduction equal to 8% of taxable income.

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

Potential Recapture of Base Year Bad Debt Reserve. The Bank’s bad debt reserve as of the base year is not subject to automatic recapture as long as the Bank continues to carry on the business of banking and does not meet the definition of a “large bank” as discussed below. If the Bank no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Bank no longer qualifies as a bank. Such base year bad debt reserve is subject to recapture to the extent that the Bank makes “non-dividend distributions” that are considered as made from the base year bad debt reserve. To the extent that such reserves exceed the amount that would have been allowed under the experience method (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Further recapture of the Bank’s tax bad debt reserve is also triggered if the Bank meets the definition of a “large bank” as defined in the Internal Revenue Code. Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute tax bad debt deductions. For additional information, see Note 12 in the accompanying Notes to Consolidated Financial Statements.

Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carry-overs, of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceed its AMTI (determined without regard to this preference and before reduction for net operating losses). In addition, for taxable years beginning after June 30, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax (“AMT”) is paid. The Bank does not expect to be subject to the AMT.

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

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2010, $150.5 million, or 49.9% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2010, the Bank’s commercial business loan portfolio amounted to $21.9 million, or 7.3% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than one- to four-family mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2010, the Bank’s commercial real estate loan portfolio amounted to $59.9 million, or 19.8% of total loans. Commercial real estate lending is inherently riskier than one- to-four family mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $205,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.3 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. In addition, the Dodd-Frank Act restructures the existing regulatory regime for depository institutions insured by the Federal Deposit Insurance Corporation. The Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency over a one year transition period (subject to a possible six month extension by the Secretary of the Treasury). While our federal savings association charter is preserved, federal thrifts will be regulated by the Office of the Comptroller of the Currency, along with national banks and federal branches and agencies of foreign banks. The Federal Reserve Board will continue to supervise all bank holding companies and will assume jurisdiction over savings and loan holding companies. The Dodd-Frank Act codifies the

Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2010.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,667	Owned		12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	8	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	648	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	943	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	208	Owned		2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,458	Owned		4,988

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	118	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	772	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,284	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	546	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,255	Owned		4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	1,106	Owned		3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	954	Owned		1,450

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2015.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2010, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2010, the Company had 1,246 stockholders of record and 2,787,301 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Note 18 in the accompanying Notes to Consolidated Financial Statement for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2010 and 2009 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2010:
First Quarter	$16.90	$13.55	$0.18	$14.60
Second Quarter	15.73	14.25	0.18	15.00
Third Quarter	16.00	14.19	0.19	15.24
Fourth Quarter	16.69	14.80	0.19	16.64

2009:
First Quarter	$15.28	$11.77	$0.18	$14.90
Second Quarter	18.49	14.10	0.18	17.35
Third Quarter	18.27	15.75	0.18	17.50
Fourth Quarter	17.88	13.17	0.18	15.19

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2010	—	N/A	—	191,890
November 1 through November 30, 2010	8	$15.82	8	191,882
December 1 through December 31, 2010	—	N/A	—	191,882

Total	8		8

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

FINANCIAL CONDITION DATA:	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Total assets	$452,378	$455,534	$458,625	$453,179	$457,105
Cash and cash equivalents (1)	21,575	15,857	22,149	15,055	24,468
Securities available for sale	100,851	93,729	82,733	72,991	71,362
Securities held to maturity	32	62	86	1,050	1,118
Net loans	294,550	311,092	322,385	334,463	333,575
Deposits	378,003	374,476	355,891	328,151	331,143
Retail repurchase agreements	8,669	7,949	4,552	15,562	19,228
Advances from Federal Home Loan Bank	15,729	24,776	47,830	60,694	59,461
Stockholders’ equity, net of noncontrolling interest in subsidiary	47,893	45,944	47,522	45,736	44,089

OPERATING DATA:	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Interest income	$21,834	$22,969	$25,686	$27,085	$26,211
Interest expense	5,502	8,388	10,745	13,699	12,741

Net interest income	16,332	14,581	14,941	13,386	13,470
Provision for loan losses	2,037	4,289	1,570	558	810

Net interest income after provision for loan losses	14,295	10,292	13,371	12,828	12,660

Noninterest income	3,906	3,373	3,573	3,524	3,471
Noninterest expense	12,762	13,473	11,846	11,349	10,551

Income before income taxes	5,439	192	5,098	5,003	5,580

Income tax expense (benefit)	1,561	(586)	1,529	1,591	1,872

Net Income	3,878	778	3,569	3,412	3,708

Less: net income attributable to non-controlling interest in subsidiary	13	12	—	—	—

Net Income Attributable to First Capital, Inc.	$3,865	$766	$3,569	$3,412	$3,708

PER SHARE DATA (2):
Net income - basic	$1.39	$0.28	$1.27	$1.21	$1.31
Net income - diluted	1.39	0.28	1.27	1.20	1.30
Dividends	0.74	0.72	0.71	0.68	0.68

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to non-controlling interest in subsidiary.

SELECTED FINANCIAL RATIOS:	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
Performance Ratios:

Return on assets (1)	0.84%	0.17%	0.79%	0.76%	0.84%
Return on average equity (2)	8.10%	1.62%	7.65%	7.74%	8.64%
Dividend payout ratio (3)	53.24%	257.14%	55.91%	56.20%	51.91%
Average equity to average assets	10.43%	10.34%	10.31%	9.87%	9.66%
Interest rate spread (4)	3.74%	3.26%	3.30%	2.82%	2.90%
Net interest margin (5)	3.96%	3.56%	3.68%	3.31%	3.34%
Non-interest expense to average assets	2.79%	2.95%	2.62%	2.54%	2.38%
Average interest earning assets to average interest bearing liabilities	116.24%	115.08%	114.89%	114.94%	114.25%

Regulatory Capital Ratios (Bank only):

Tier I - adjusted total assets	9.32%	8.66%	8.98%	8.25%	7.95%
Tier I - risk based	14.83%	13.39%	14.10%	12.63%	12.57%
Total risk-based	15.54%	13.99%	14.77%	13.20%	13.15%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (6)	2.69%	3.06%	1.72%	1.70%	1.31%
Nonperforming assets as a percent of total assets (7)	1.88%	2.28%	1.40%	1.44%	1.16%
Allowance for loan losses as a percent of gross loans receivable	1.48%	1.54%	0.81%	0.65%	0.68%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•	Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on reducing nonperforming assets and originating high-quality commercial and consumer loans.

•	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

•	Improving profitability by expanding our product offerings to customers and investing in technology to increase the productivity and efficiency of our staff.

•

Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income.

•	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

•	Evaluating vendor contracts for potential cost savings and efficiencies.

•	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

•	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions.

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

Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the accompanying Notes to Consolidated Financial Statements. Those policies considered to be critical accounting policies are described below.

Allowances for Loan Losses. Management’s evaluation of the adequacy of the allowance for loan losses is the most critical of accounting estimates for a financial institution. The methodology for determining the allowance for loan losses and the related provision for loan losses is described below in “Allowance for Loan Losses.” This accounting estimate is highly subjective and requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan. The methodology for determining the allowance for loan losses attempts to identify the amount of probable losses in the loan portfolio. However, there can be no assurance that the methodology will successfully identify all probable losses as the factors and conditions that influence the estimate are subject to significant change and management’s judgments. As a result, additional provisions for loan losses may be required that would adversely impact earnings in future periods. For additional discussion of the allowance for loan losses methodology, see Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. As of December 31, 2010, the Company has not recognized any OTTI charges. See Note 3 of the accompanying Notes to Consolidated Financial Statements for additional information regarding OTTI.

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

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Income. Net income attributable to the Company was $3.9 million ($1.39 per share diluted; weighted average common shares outstanding of 2,786,227, as adjusted) for the year ended December 31, 2010 compared to $766,000 ($0.28 per share diluted; weighted average common shares outstanding of 2,784,080, as adjusted) for the year ended December 31, 2009.

Net Interest Income. Net interest income increased $1.8 million, or 12.0%, from $14.6 million in 2009 to $16.3 million in 2010 primarily due to an increase in the interest rate spread.

Total interest income decreased 4.9% from $23.0 million in 2009 to $21.8 million in 2010. This decrease was primarily a result of the average tax-equivalent yield of interest-earning assets decreasing from 5.53% for the year ended December 31, 2009 to 5.24% for 2010. Interest on loans decreased $979,000 as a result of the average tax-equivalent yield on loans decreasing from 6.09% in 2009 to 5.99% in 2010 and the average balance of loans decreasing from $322.0 million in 2009 to $310.8 million in 2010. Interest on investment securities decreased $152,000 during 2010 due to the average tax-equivalent yield of investment securities decreasing from 4.42% in 2009 to 3.69% in 2010 partially offset by the average balance of investment securities increasing from $87.6 million in 2009 to $101.3 million in 2010. Management continued to focus loan origination efforts on commercial and consumer loans during 2010. The majority of the new commercial loans are adjustable-rate loans. Adjustable-rate loans now comprise 50% of the total loan portfolio, compared to 48% at the end of 2009. Market interest rates remained at near historic lows throughout 2010, so as loans and investment securities mature or pay down they are replaced with lower yielding new originations and purchases.

Total interest expense decreased $2.9 million, from $8.4 million for 2009 to $5.5 million for 2010, primarily due to a decrease in the average cost of funds from 2.27% in 2009 to 1.50% in 2010. The decrease was primarily due to the average cost of interest-bearing deposits, which decreased from 1.88% in 2009 to 1.32% in 2010 due to the continued repricing of time deposits. The average cost of Federal Home Loan Bank advances decreased from 5.54% in 2009 to 4.37% in 2010, and the average balance of Federal Home Loan Bank advances decreased from $40.5 million in 2009 to $23.1 million in 2010, due to the Bank pre-paying $8.0 million in advances in December 2009 and the maturity of additional higher-rate advances in 2010. The advances paid off in December 2009 had a weighted average interest rate of 5.97%, and the Bank incurred a prepayment penalty of $295,000 that was reported as interest expense in 2009. This additional interest expense increased the average cost of advances by 0.73% in 2009 and for all interest-bearing liabilities by 0.08% during the period. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2010 and 2009 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $2.0 million for 2010 compared to $4.3 million in 2009. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses during 2010. During 2009, the Bank provided for specific reserves of $2.3 million on two commercial relationships totaling $4.6 million, which were secured by commercial real estate and equipment. One of those commercial relationships, totaling $2.6 million at December 31, 2009, was fully satisfied during 2010 as a result of the liquidation of collateral and charge-off of the remaining $1.4 million balance, and was the primary factor contributing to a decrease in nonperforming loans from $9.5 million at December 31, 2009 to $7.9 million at December 31, 2010. Net charge offs increased when comparing the two periods, from $2.0 million during 2009 to $2.5 million during 2010. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year and to allow for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

Noninterest income. Noninterest income increased $533,000 to $3.9 million for 2010 compared to $3.4 million for 2009. Service charges on deposit accounts increased $325,000 when comparing the two periods due to an increase in debit card income. Gains on the sale of mortgage loans also increased $210,000 when comparing the two periods due primarily to an improvement in the spread realized when the loans are sold.

Noninterest expense. Noninterest expense decreased $711,000, or 5.3%, to $12.8 million for 2010 compared to $13.5 million for 2009. The decrease was primarily due to decreases in data processing expenses, deposit insurance premiums and other operating expenses of $439,000, $303,000 and $258,000, respectively. The decrease in data processing expenses was primarily due to a decrease of $454,000 in ATM processing fees, related to a disputed charge paid in 2009 of which the Bank recovered $278,000 in 2010 that was partially offset by a $225,00 incentive received by the Bank in 2009 for switching its ATM processor. The decrease in deposit insurance premiums is primarily due to the 2009 special assessment imposed on all banks by the FDIC totaling $205,000. The decrease in other operating expenses was primarily due to decreases in loan expense, foreclosed real estate expenses and general office expenses.

Income tax expense. The Company recognized income tax expense of $1.6 million during 2010 compared to an income tax benefit of $586,000 for 2009. The income tax expense for 2010 is primarily due to an increase in income before taxes for the year. The effective tax rate for 2010 was 28.7%. See Note 12 in the accompanying Notes to Consolidated Financial Statements.

Average Balances and Yields. The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earnings assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average historical cost balances of assets or liabilities, respectively, for the periods presented and do not give effect to changes in fair value that are included as a separate component of stockholders’ equity. Average balances are derived from daily balances. Tax-exempt income on loans and investment securities has been adjusted to a tax equivalent basis using the federal marginal tax rate of 34%.

	Year Ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1) (2):
Taxable (3)	$310,644	$18,598	5.99%	$319,510	$19,517	6.11%	$327,698	$22,013	6.72%
Tax-exempt	187	13	6.95%	2,502	104	4.16%	2,220	149	6.71%

Total loans	310,831	18,611	5.99%	322,012	19,621	6.09%	329,918	22,162	6.72%

Investment securities:
Taxable (3)	74,313	2,132	2.87%	62,149	2,354	3.79%	53,478	2,420	4.53%
Tax-exempt	27,029	1,606	5.94%	25,450	1,521	5.98%	23,475	1,397	5.95%

Total investment securities	101,342	3,738	3.69%	87,599	3,875	4.42%	76,953	3,817	4.96%

Federal funds sold and interest-bearing deposits with banks	14,679	35	0.24%	15,800	25	0.16%	13,436	233	1.73%

Total interest-earning assets	426,852	22,384	5.24%	425,411	23,521	5.53%	420,307	26,212	6.24%

Noninterest-earning assets	30,738			31,193			31,823

Total assets	$457,590			$456,604			$452,130

Interest-bearing liabilities:
Interest-bearing demand deposits	$159,286	$1,224	0.77%	$130,848	$1,102	0.84%	$108,230	$1,283	1.19%
Savings accounts	43,990	103	0.23%	39,964	149	0.37%	33,183	247	0.74%
Time deposits	132,693	3,092	2.33%	152,916	4,844	3.17%	159,012	6,404	4.03%

Total deposits	335,969	4,419	1.32%	323,728	6,095	1.88%	300,425	7,934	2.64%

Retail repurchase agreements	8,142	73	0.90%	5,428	51	0.94%	11,759	248	2.11%
FHLB advances	23,116	1,010	4.37%	40,500	2,242	5.54%	53,639	2,563	4.78%

Total interest-bearing liabilities	367,227	5,502	1.50%	369,656	8,388	2.27%	365,823	10,745	2.94%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	41,220			38,547			37,069
Other liabilities	1,407			1,168			2,611

Total liabilities	409,854			409,371			405,503
Stockholders’ equity	47,736			47,233			46,627

Total liabilities and Stockholders’ equity (4)	$457,590			$456,604			$452,130

Net interest income		$16,882			$15,133			$15,467

Interest rate spread			3.74%			3.26%			3.30%

Net interest margin			3.96%			3.56%			3.68%

Ratio of average interest – earning assets to average interest-bearing liabilities			116.24%			115.08%			114.89%

(1)	Interest income on loans includes fee income of $633,000, $642,000 and $620,000 for the years ended December 31, 2010, 2009, and 2008, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and Federal Home Loan Bank Stock.
(4)	Stockholders’ equity attributable to First Capital, Inc.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income and interest expense computed on a tax-equivalent basis. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects attributable to changes in rate and volume (change in rate multiplied by changes in volume). Tax exempt income on loans and investment securities has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 34%.

	2010 Compared to 2009 Increase (Decrease) Due to				2009 Compared to 2008 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(385)	$(545)	$11	$(919)	$(1,996)	$(550)	$50	$(2,496)
Tax-exempt	70	(96)	(65)	(91)	(57)	19	(7)	(45)

Total investment securities	(315)	(641)	(54)	(1,010)	(2,053)	(531)	43	(2,541)

Investment securities:
Taxable	(571)	461	(112)	(222)	(395)	393	(64)	(66)
Tax-exempt	(10)	96	(1)	85	5	118	1	124

Total investment securities	(581)	557	(113)	(137)	(390)	511	(63)	58

Federal funds sold and interest-bearing deposits with banks	13	(2)	(1)	10	(211)	40	(37)	(208)

Total net change in income on interest- earning assets	(883)	(86)	(168)	(1,137)	(2,654)	20	(57)	(2,691)

Interest-bearing liabilities:
Interest-bearing deposits	(1,833)	226	(69)	(1,676)	(2,277)	615	(177)	(1,839)
Retail repurchase agreements	(2)	25	(1)	22	(137)	(134)	74	(197)
FHLB advances	(473)	(962)	203	(1,232)	407	(628)	(100)	(321)

Total net change in expense on interest- bearing liabilities	(2,308)	(711)	133	(2,886)	(2,007)	(147)	(203)	(2,357)

Net change in net interest income	$1,425	$625	$(301)	$1,749	$(647)	$167	$146	$(334)

Comparison of Financial Condition at December 31, 2010 and 2009

Total assets decreased 0.7% from $455.5 million at December 31, 2009 to $452.4 million at December 31, 2010 primarily due to a decrease in net loans partially offset by increases in securities available for sale and cash and cash equivalents.

Net loans decreased 5.3% from $311.1 million at December 31, 2009 to $294.6 million at December 31, 2010. The primary contributing factor to the decrease in net loans was a decrease of $8.9 million in residential mortgage loans as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $43.1 million in new residential mortgages for sale in the secondary market during 2010 compared to $41.8 million in 2009. These loans were originated and funded by the Bank and sold in the secondary market. Of this total, $14.8 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. In addition to residential mortgage loans, residential construction loans and consumer loans also decreased by $4.5 million and $1.2 million, respectively, during 2010.

Securities available for sale, at fair value, consisting primarily of U. S. agency and privately-issued mortgage-backed obligations, U. S. agency notes and bonds, and municipal obligations, increased $7.1 million, from $93.7 million at December 31, 2009 to $100.9 million at December 31, 2010. Purchases of securities available for sale totaled $57.8 million in 2010. These purchases were offset by maturities of $36.9 million and principal repayments of $12.7 million. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

The investment in securities held to maturity, consisting of federal agency mortgage-backed securities and municipal obligations, decreased from $62,000 at December 31, 2009 to $32,000 at December 31, 2010. During 2010, the Bank had maturities of $21,000 and principal repayments of $9,000.

Cash and cash equivalents increased from $15.9 million at December 31, 2009 to $21.6 million at December 31, 2010. The increase is due primarily to loan repayments and an increase in deposits.

Total deposits increased 0.9%, from $374.5 million at December 31, 2009 to $378.0 million at December 31, 2010. Interest-bearing demand deposits, money market and savings accounts increased a total of $22.4 million during 2010 while time deposits decreased $19.2 million during the period. Part of the increase in interest-bearing demand deposits resulted from the Bank’s successful efforts to attract operating accounts of public entities, such as counties, cities and school corporations. Time deposits have decreased as some customers are unwilling to lock into long-term commitments while interest rates are at their current low levels. Noninterest-bearing demand deposits increased 0.7% to $40.8 million at December 31, 2010.

Federal Home Loan Bank borrowings decreased $9.0 million from $24.8 million at December 31, 2009 to $15.7 million at December 31, 2010. New advances totaling $9.5 million were drawn during the year. Principal payments on advances totaled $18.5 million during 2010.

Retail repurchase agreements, which represent overnight borrowings from business and local municipal deposit customers, increased from $7.9 million at December 31, 2009 to $8.7 million at December 31, 2010, primarily due to normal balance fluctuations.

Total stockholders’ equity attributable to the Company increased from $45.9 million at December 31, 2009 to $47.9 million at December 31, 2010. This increase is primarily the result of net income of $3.9 million and the exercise of $289,000 in stock options, offset by dividends paid of $2.1 million and repurchases of treasury stock of $43,000. During 2010 the Company repurchased 2,827 shares of its stock at a weighted average price of $14.89 per share. As of December 31, 2010, the Company had repurchased 48,585 shares of the 240,467 authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 377,119 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2010	2009
	(In thousands)
Commitments to originate new loans	$7,295	$9,734
Undisbursed portion of construction loans	3,119	4,372
Unfunded commitments to extend credit under existing commercial and personal lines of credit	34,039	32,717
Standby letters of credit	1,689	2,074

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2010:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$378,003	$333,483	$36,523	$7,939	$58
Federal Home Loan Bank advances	15,729	3,379	12,350	—	—
Retail repurchase agreements	8,669	8,669	—	—	—
Operating lease obligations	64	15	30	19	—

Total contractual obligations	$402,465	$345,546	$48,903	$7,958	$58

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the Federal Home Loan Bank of Indianapolis. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2010, the Bank had cash and interest-bearing deposits with banks of $21.6 million and securities available for sale with a fair value of $100.9 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and collateral eligible for repurchase agreements.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2010, the Bank had total commitments to extend credit of $44.5 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2010, the Bank had certificates of deposit scheduled to mature within one year of $81.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Thrift Supervision but with prior notice to the Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2010, the Company (on an unconsolidated basis) had liquid assets of $369,000.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision regulations. As of December 31, 2010 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 9.3%, 9.3% and 15.5%, respectively. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with generally accepted accounting principles in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, virtually all the assets and liabilities of the financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the financial institutions performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 basis point decrease to a 300 basis point increase in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the Office of Thrift Supervision, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the Office of Thrift Supervision to replace the “gap” analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

The following tables are provided by the Office of Thrift Supervision and set forth the change in the Bank’s NPV at December 31, 2010, based on Office of Thrift Supervision assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	At December 31, 2010
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$54,193	$(8,639)	(14)%	11.82%	(151)bp
200bp	58,622	(4,210)	(7)	12.63	(70)bp
100bp	61,429	(1,403)	(2)	13.12	(21)bp
—bp	62,832	—	—	13.33	—bp
(100)bp	63,835	1,003	2	13.48	15bp

The preceding tables indicate that the Bank’s NPV would be expected to decrease in the event of a sudden and sustained increase in prevailing market interest rates and would be expected to increase in the event of a sudden and sustained decrease in prevailing market interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans and debt securities in the Bank’s portfolio. At December 31, 2010, approximately 50% of the loan portfolio consisted of fixed-rate loans and substantially all of the debt securities portfolio consists of fixed-rate securities.

Certain assumptions utilized by the Office of Thrift Supervision in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayments, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	43	Senior Vice President, Chief Financial Officer and Treasurer
Joel E. Voyles	57	Senior Vice President - Retail and Corporate Secretary
Dennis L. Thomas	54	Senior Vice President- Lending

(1)	As of December 31, 2010.

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

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned

“Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	223,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	223,000

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employment Agreement with Joel E. Voyles (4)

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.8	*First Capital, Inc.2010 Equity Incentive Plan (7)

10.9	*Employment Agreement with William W. Harrod (4)

10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (8)

10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (8)

10.12	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (8)

10.13	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and John Buschemeyer (8)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(7)	Incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010.
(8)	Incorporated by reference to the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

March 17, 2011

MONROE SHINE & CO., INC. ¿ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In thousands, except share and per share data)	2010	2009
ASSETS
Cash and due from banks	$10,463	$10,430
Interest bearing deposits with banks	2,496	5,427
Federal funds sold	8,616	—

Total cash and cash equivalents	21,575	15,857

Securities available for sale, at fair value	100,851	93,729
Securities-held to maturity	32	62
Loans, net	294,550	311,092
Loans held for sale	4,375	1,463
Federal Home Loan Bank stock, at cost	3,194	3,551
Foreclosed real estate	591	877
Premises and equipment	10,992	11,591
Accrued interest receivable	1,894	2,054
Cash value of life insurance	5,789	5,572
Goodwill	5,386	5,386
Core deposit intangibles	98	171
Other assets	3,051	4,129

Total Assets	$452,378	$455,534

LIABILITIES
Deposits:
Noninterest-bearing	$40,774	$40,473
Interest-bearing	337,229	334,003

Total deposits	378,003	374,476

Retail repurchase agreements	8,669	7,949
Advances from Federal Home Loan Bank	15,729	24,776
Accrued interest payable	649	980
Accrued expenses and other liabilities	1,324	1,297

Total liabilities	404,374	409,478

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,164,420 shares (3,136,207 shares in 2009)	32	31
Additional paid-in capital	24,313	24,025
Retained earnings-substantially restricted	30,442	28,640
Accumulated other comprehensive income	391	490
Less treasury stock, at cost - 377,119 shares (374,292 shares in 2009)	(7,285)	(7,242)

Total First Capital, Inc. stockholders’ equity	47,893	45,944

Noncontrolling interest in subsidiary	111	112

Total equity	48,004	46,056

Total Liabilities and Equity	$452,378	$455,534

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands, except per share data)	2010	2009
INTEREST INCOME
Loans, including fees	$18,607	$19,586
Securities:
Taxable	2,068	2,276
Tax-exempt	1,060	1,004
Federal Home Loan Bank dividends	64	78
Federal funds sold and interest-bearing deposits in banks	35	25

Total interest income	21,834	22,969

INTEREST EXPENSE
Deposits	4,419	6,095
Retail repurchase agreements	73	51
Advances from Federal Home Loan Bank	1,010	2,242

Total interest expense	5,502	8,388

Net interest income	16,332	14,581
Provision for loan losses	2,037	4,289

Net interest income after provision for loan losses	14,295	10,292

NONINTEREST INCOME
Service charges on deposit accounts	2,726	2,401
Commission and fee income	132	132
Gain on sale of mortgage loans	739	529
Increase in cash surrender value of life insurance	217	221
Other income	92	90

Total noninterest income	3,906	3,373

NONINTEREST EXPENSE
Compensation and benefits	7,019	6,624
Occupancy and equipment	1,373	1,370
Data processing	810	1,249
Professional fees	654	726
Advertising	208	245
Deposit insurance premiums	637	940
Other expenses	2,061	2,319

Total noninterest expense	12,762	13,473

Income before income taxes	5,439	192
Income tax expense (benefit)	1,561	(586)

Net Income	3,878	778

Less net income attributable to the noncontrolling interest in subsidiary	13	12

Net Income Attributable to First Capital, Inc.	$3,865	$766

Earnings per common share attributable to First Capital, Inc.
Basic	$1.39	$0.28

Diluted	$1.39	$0.28

Dividends per share on common shares	$0.74	$0.72

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2009	$31	$23,969	$29,868	$270	$(6,616)	$—	$47,522
Issuance of preferred shares to noncontrolling interest	—	(22)	—	—	—	105	83

COMPREHENSIVE INCOME
Net income	—	—	766	—	—	12	778
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $ 116	—	—	—	220	—	—	220
Less: Reclassification adjustment	—	—	—	—	—	—	—
Total comprehensive income							998

Cash dividends	—	—	(1,994)	—	—	(5)	(1,999)
Stock options exercised	—	78	—	—	—	—	78
Purchase of 40,320 treasury shares	—	—	—	—	(626)	—	(626)

Balances at December 31, 2009	31	24,025	28,640	490	(7,242)	112	46,056

COMPREHENSIVE INCOME
Net income	—	—	3,865	—	—	12	3,877
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of deferred income tax benefit of $72	—	—	—	(99)	—	—	(99)
Less: Reclassification adjustment	—	—	—	—	—	—	—
Total comprehensive income							3,778

Cash dividends	—	—	(2,063)	—	—	(13)	(2,076)
Stock options exercised	1	288	—	—	—	—	289
Purchase of 2,827 treasury shares	—	—	—	—	(43)	—	(43)

Balances at December 31, 2010	$32	$24,313	$30,442	$391	$(7,285)	$111	$48,004

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,878	$778
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	908	596
Depreciation and amortization expense	899	975
Deferred income taxes	149	(939)
Increase in cash value of life insurance	(217)	(221)
Provision for loan losses	2,037	4,289
Proceeds from sale of mortgage loans	40,962	42,096
Mortgage loans originated for sale	(43,135)	(41,786)
Net gain on sale of mortgage loans	(739)	(529)
Decrease in accrued interest receivable	160	276
Decrease in accrued interest payable	(331)	(435)
Net change in other assets/liabilities	1,035	(2,501)

Net Cash Provided By Operating Activities	5,606	2,599

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(57,770)	(41,614)
Proceeds from maturities of securities available for sale	36,866	16,375
Proceeds from maturities of securities held to maturity	21	20
Principal collected on mortgage-backed obligations	12,711	13,988
Net decrease in loans receivable	13,221	5,912
Proceeds from sale of foreclosed real estate	1,570	1,096
Proceeds from redemption of Federal Home Loan Bank stock	357	—
Purchase of premises and equipment	(227)	(1,132)

Net Cash Provided By (Used In) Investing Activities	6,749	(5,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,527	18,585
Net increase in retail repurchase agreements	720	3,397
Advances from Federal Home Loan Bank	9,500	—
Repayment of advances from Federal Home Loan Bank	(18,547)	(23,054)
Issuance of preferred shares to noncontrolling interest	—	83
Exercise of stock options	282	78
Purchase of treasury stock	(43)	(626)
Dividends paid	(2,076)	(1,999)

Net Cash Used In Financing Activities	(6,637)	(3,536)

Net Increase (Decrease) in Cash and Cash Equivalents	5,718	(6,292)

Cash and cash equivalents at beginning of year	15,857	22,149

Cash and Cash Equivalents at End of Year	$21,575	$15,857

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the Company) is the thrift holding company of First Harrison Bank (the Bank), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through thirteen locations in southern Indiana. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also serves as a broker selling non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio.

The Company has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements were issued.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America and conform to general practices in the banking industry. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all cash, amounts due from depository institutions and federal funds sold to be cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Investment Securities

Securities Available for Sale: Securities available for sale consist primarily of mortgage-backed and other debt securities and are stated at fair value. The Company holds mortgage-backed securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), government-sponsored enterprises, as well as privately-issued collateralized mortgage obligations (CMOs) and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by government-sponsored agencies, municipal bonds and mutual funds. Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Securities Held to Maturity: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The Company classifies certain mortgage-backed securities and municipal obligations as held to maturity.

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

At the time of foreclosure, foreclosed real estate is recorded at fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in other noninterest expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Mortgage Banking Activities - continued

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2010, the Bank had commitments to originate $670,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

Cash Surrender Value of Life Insurance

The Bank has purchased life insurance policies on certain directors, officers and key employees to help offset costs associated with the Bank’s compensation and benefit programs. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in Accounting Standards Codification (ASC) Topic 718 for its stock plans.

Advertising Costs

Advertising costs are charged to operations when incurred.

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2009, the Financial Accounting Standards Board (FASB) issued two standards which change the way entities account for securitizations and special-purpose entities: Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC Topic 810). SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These new standards require a number of new disclosures. SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These statements are effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application was not permitted. The adoption of these statements did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provides amendments to ASC Topic 820 to provide users of financial statements with additional information regarding fair value. New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods. This ASU will generally be effective for interim and annual periods beginning after December 15, 2009. However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The ASU requires Securities and Exchange Commission (SEC) filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The FASB believes these amendments alleviate potential conflicts with the SEC’s requirements. The ASU was effective upon issuance for the Company. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2011-01 issued in January 2011 delayed the effective date of the disclosures about troubled debt restructurings required by ASU No. 2010-20 for public companies, so that the new disclosures about troubled debt restructurings could be coordinated with additional guidance for determining what constitutes a troubled debt restructuring expected to be issued in 2011. As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero Carrying Amounts, which amended ASC Topic 350, Intangibles-Goodwill and Other. The guidance modifies the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2010 and 2009 was approximately $1.3 million.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)	INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. Investment securities at December 31, 2010 and 2009 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Securities available for sale:
Agency mortgage-backed securities	$12,101	$580	$—	$12,681
Agency CMO	11,987	46	65	11,968
Privately-issued CMO	1,688	10	46	1,652
Other debt securities:
Agency notes and bonds	42,400	297	317	42,380
Municipal obligations	29,366	371	281	29,456

Subtotal – debt securities	97,542	1,304	709	98,137

Mutual funds	2,705	36	27	2,714

Total securities available for sale	$100,247	$1,340	$736	$100,851

Securities held to maturity:
Agency mortgage-backed securities	$18	$—	$—	$18
Municipal obligations	14	—	—	14

Total securities held to maturity	$32	$—	$—	$32

December 31, 2009:
Securities available for sale:
Agency mortgage-backed securities	$17,757	$625	$5	$18,377
Agency CMO	5,314	121	—	5,435
Privately-issued CMO	2,357	—	322	2,035
Other debt securities:
Agency notes and bonds	36,565	231	187	36,609
Municipal obligations	28,166	486	160	28,492

Subtotal – debt securities	90,159	1,463	674	90,948

Mutual funds	2,794	35	48	2,781

Total securities available for sale	$92,953	$1,498	$722	$93,729

Securities held to maturity:
Agency mortgage-backed securities	$27	$—	$—	$27
Municipal obligations	35	2	—	37

Total securities held to maturity	$62	$2	$—	$64

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2010, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,518	$1,529	$14	$14
Due after one year through five years	16,831	17,034	—	—
Due after five years through ten years	12,231	12,359	—	—
Due after ten years	41,186	40,914	—	—

	71,766	71,836	14	14

Mortgage-backed securities and CMO	25,776	26,301	18	18

	$97,542	$98,137	$32	$32

At December 31, 2010, available for sale debt securities with an amortized cost and fair value of $1.0 million were pledged to secure public deposits. Certain other investment securities were pledged under retail repurchase agreements and to secure Federal Home Loan Bank advances at December 31, 2010. (See Notes 9 and 10)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2010, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
Continuous loss position less than twelve months:
Agency CMO	7	$7,547	$65
Agency notes and bonds	12	11,765	317
Municipal obligations	31	11,463	236

Total less than twelve months	50	30,775	618

Continuous loss position more than twelve months:
Privately-issued CMO	2	756	46
Municipal obligations	1	390	45
Mutual fund	1	336	27

Total more than twelve months	4	1,482	118

Total securities available for sale	54	$32,257	$736

At December 31, 2010, the Company did not have any securities held to maturity with an unrealized loss. Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

At December 31, 2010, the 51 U.S. government agency debt securities, including mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 2.1% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal obligations until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At December 31, 2010, the two privately-issued CMO in a loss position had depreciated approximately 5.7% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis. At December 31, 2010, the Company holds one privately-issued CMO with an amortized cost of $711,000 and a fair value of $668,000 that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality rating by various rating agencies. Based on the independent third party analysis performed in December 2010, the Bank expects to collect the contractual principal and interest cash flows for this security, and, as a result, no other-than-temporary impairment has been recognized. While management does not anticipate a credit-related impairment loss at December 31, 2010, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2010 and 2009 consisted of the following:

(In thousands)	2010	2009
Real estate mortgage loans:
Residential	$130,143	$139,085
Land	9,534	10,288
Residential construction	8,151	13,862
Commercial real estate	59,901	59,741
Commercial real estate construction	—	839
Commercial business loans	21,911	22,861
Consumer loans:
Home equity and second mortgage loans	43,046	46,360
Automobile loans	19,384	17,714
Loans secured by savings accounts	1,042	1,361
Unsecured loans	3,076	2,677
Other consumer loans	5,732	5,321

Gross loans	301,920	320,109

Deferred loan origination fees, net	222	286
Undisbursed portion of loans in process	(3,119)	(4,372)
Allowance for loan losses	(4,473)	(4,931)

Loans, net	$294,550	$311,092

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2010, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $5.5 million.

Mortgage loans serviced for the benefit of others amounted to $279,000 and $310,000 at December 31, 2010 and 2009, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2010. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)
Beginning balance, as adjusted	$8,173
New loans	7,480
Payments	(9,711)

Ending balance	$5,942

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the year ended December 31, 2010, the Bank purchased approximately $753,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $1.4 million and $1.6 million at December 31, 2010 and 2009, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at December 31, 2010 and 2009:

	Residential Real Estate	Land	Total Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2010:
Principal loan balance	$130,143	$9,534	$5,032	$59,901	$21,911	$43,046	$29,234	$298,801

Accrued interest receivable	480	54	16	174	68	171	199	1,162

Net deferred loan origination fees and costs	91	1	—	10	—	120	—	222

Recorded investment in loans	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

December 31, 2009:
Principal loan balance	$139,085	$10,288	$10,329	$59,741	$22,861	$46,360	$27,073	$315,737

Accrued interest receivable	561	47	42	174	77	181	183	1,265

Net deferred loan origination fees and costs	109	2	—	11	—	164	—	286

Recorded investment in loans	$139,755	$10,337	$10,371	$59,926	$22,938	$46,705	$27,256	$317,288

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2010 is as follows:

	Residential Real Estate	Land	Total Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,208	$121	$107	$1,633	$1,264	$217	$381	$4,931
Provisions	427	(6)	(86)	680	7	648	367	2,037
Charge-offs	(620)	(61)	—	(1,265)	(29)	(299)	(457)	(2,731)
Recoveries	9	1	—	3	9	40	174	236

Ending balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$458	$—	$—	$607	$1,089	$338	$—	$2,492

Collectively evaluated for impairment	566	55	21	444	162	268	465	1,981

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473

Recorded Investment in Loans:
Individually evaluated for impairment	$3,285	$—	$279	$1,780	$2,168	$398	$17	$7,927

Collectively evaluated for impairment	127,429	9,589	4,769	58,305	19,811	42,939	29,416	292,258

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2009 is as follows:

	Residential Real Estate	Land	Total Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$596	$39	$20	$695	$239	$230	$843	$2,662
Provisions	1,011	107	87	1,827	1,192	175	(110)	4,289
Charge-offs	(425)	(25)	—	(895)	(181)	(209)	(540)	(2,275)
Recoveries	26	—	—	6	14	21	188	255

Ending balance	$1,208	$121	$107	$1,633	$1,264	$217	$381	$4,931

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$542	$73	$—	$1,379	$1,110	$84	$—	$3,188

Collectively evaluated for impairment	666	48	107	254	154	133	381	1,743

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$1,208	$121	$107	$1,633	$1,264	$217	$381	$4,931

Recorded Investment in Loans:
Individually evaluated for impairment	$2,696	$388	$162	$3,259	$2,238	$718	$55	$9,516

Collectively evaluated for impairment	137,059	9,949	10,209	56,667	20,700	45,987	27,201	307,772

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$139,755	$10,337	$10,371	$59,926	$22,938	$46,705	$27,256	$317,288

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans by class of loans as of and for the year ended December 31, 2010:

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized –
	Investment	Balance	Allowance	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,037	$1,026	$—	$1,225	$11	$5
Land	—	—	—	118	3	2
Total construction	—	—	—	—	—	—
Commercial real estate	398	398	—	1,146	2	1
Commercial business	20	20	—	18	2	1
Home equity and second mortgage	25	25	—	165	1	—
Other consumer	17	17	—	60	2	1

	1,497	1,486	—	2,732	21	10

Loans with an allowance recorded:
Residential real estate	2,248	2,244	458	1,630	7	4
Land	—	—	—	—	—	—
Total construction	279	279	—	140	—	—
Commercial real estate	1,382	1,382	607	963	—	—
Commercial business	2,148	2,148	1,089	2,190	—	—
Home equity and second mortgage	373	373	338	347	—	2
Other consumer	—	—	—	—	—	—

	6,430	6,426	2,492	5,270	7	6

Total:
Residential real estate	3,285	3,270	458	2,855	18	9
Land	—	—	—	118	3	2
Total construction	279	279	—	140	—	—
Commercial real estate	1,780	1,780	607	2,109	2	1
Commercial business	2,168	2,168	1,089	2,208	2	1
Home equity and second mortgage	398	398	338	512	1	2
Other consumer	17	17	—	60	2	1

	$7,927	$7,912	$2,492	$8,002	$28	$16

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans by class of loans as of and for the year ended December 31, 2009:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized – Cash Method
			(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,083	$1,071	$—	$1,563	$40	$27
Land	295	295	—	173	4	5
Total construction	162	160	—	110	3	4
Commercial real estate	502	503	—	1,260	3	3
Commercial business	—	—	—	34	1	—
Home equity and second mortgage	525	520	—	312	5	2
Other consumer	55	55	—	64	5	4

	2,622	2,604	—	3,516	61	45

Loans with an allowance recorded:
Residential real estate	1,613	1,608	542	1,409	15	3
Land	94	94	73	70	—	—
Total construction	—	—	—	—	—	—
Commercial real estate	2,756	2,755	1,379	2,154	—	—
Commercial business	2,238	2,238	1,110	1,603	—	—
Home equity and second mortgage	193	193	84	177	1	—
Other consumer	—	—	—	—	—	—

	6,894	6,888	3,188	5,413	16	3

Total:
Residential real estate	2,696	2,679	542	2,972	55	30
Land	389	389	73	243	4	5
Total construction	162	160	—	110	3	4
Commercial real estate	3,258	3,258	1,379	3,414	3	3
Commercial business	2,238	2,238	1,110	1,637	1	—
Home equity and second mortgage	718	713	84	489	6	2
Other consumer	55	55	—	64	5	4

	$9,516	$9,492	$3,188	$8,929	$77	$48

Impaired loans includes modified loans that are considered to be troubled debt restructurings, which are evaluated for impairment giving consideration to the impact of the modified terms on the present value of the loan’s expected cash flows. Troubled debt restructurings totaled $3.9 million at December 31, 2010 and the related allowance for loan losses on troubled debt restructurings was $1.5 million at December 31, 2010.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,951	$334	$3,285	$2,295	$401	$2,696
Land	—	—	—	261	127	388
Total construction	279	—	279	—	162	162
Commercial real estate	1,780	—	1,780	3,184	75	3,259
Commercial business	2,148	20	2,168	2,238	—	2,238
Home equity and second mortgage	390	8	398	456	262	718
Other consumer	—	17	17	—	55	55

Total	$7,548	$379	$7,927	$8,434	$1,082	$9,516

The following table presents the aging of the recorded investment loans by class of loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$5,652	$581	$1,590	$7,823	$122,891	$130,714
Land	143	6	—	149	9,440	9,589
Total construction	135	—	279	414	4,634	5,048
Commercial real estate	788	337	678	1,803	58,282	60,085
Commercial business	143	—	2,001	2,144	19,835	21,979
Home equity and second mortgage	596	352	298	1,246	42,091	43,337
Other consumer	362	93	17	472	28,961	29,433

Total	$7,819	$1,369	$4,863	$14,051	$286,134	$300,185

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the aging of the recorded investment in loans by class of loans at December 31, 2009:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$5,418	$1,411	$1,872	$8,701	$131,054	$139,755
Land	96	80	309	485	9,852	10,337
Total construction	112	—	162	274	10,097	10,371
Commercial real estate	25	—	2,798	2,823	57,103	59,926
Commercial business	278	28	1,976	2,282	20,656	22,938
Home equity and second mortgage	363	114	623	1,100	45,605	46,705
Other consumer	441	72	55	568	26,688	27,256

Total	$6,733	$1,705	$7,795	$16,233	$301,055	$317,288

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, public information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company classifies loans based on credit risk at least quarterly. The Company uses the following regulatory definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential Real Estate	Land	Total Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
			(In thousands)
December 31, 2010:
Pass	$121,604	$9,172	$4,588	$50,742	$18,568	$42,014	$29,275	$275,963
Special mention	2,691	308	—	4,937	765	695	158	9,554
Substandard	3,468	109	181	2,626	498	238	—	7,120
Doubtful	2,951	—	279	1,780	2,148	390	—	7,548
Loss	—	—	—	—	—	—	—	—

Total	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

December 31, 2009:
Pass	$131,769	$9,787	$8,563	$51,166	$20,013	$45,386	$26,939	$293,623
Special mention	2,638	263	1,808	3,247	631	460	275	9,322
Substandard	3,053	26	—	2,329	56	403	42	5,909
Doubtful	2,295	261	—	3,184	2,238	456	—	8,434
Loss	—	—	—	—	—	—	—	—

Total	$139,755	$10,337	$10,371	$59,926	$22,938	$46,705	$27,256	$317,288

The Company does not have any classes of loans that are considered to be subprime.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2010	2009
Land and land improvements	$3,256	$3,256
Leasehold improvements	50	159
Office buildings	9,967	9,922
Furniture, fixtures and equipment	4,702	4,570

	17,975	17,907
Less accumulated depreciation	6,983	6,316

Totals	$10,992	$11,591

Depreciation expense was $826,000 and $902,000 for the years ended December 31, 2010 and 2009, respectively.

(6)	FORECLOSED REAL ESTATE

At December 31, 2010 and 2009, the Bank had foreclosed real estate held for sale of $591,000 and $877,000, respectively. During the years ended December 31, 2010 and 2009, foreclosure losses in the amount of $1.7 million and $601,000, respectively, were charged off to the allowance for loan losses. Losses on subsequent write downs of foreclosed real estate of $2,000 and $82,000 for 2010 and 2009, respectively, are aggregated with realized gains and losses from the sale of foreclosed real estate. Net realized losses from the sale of foreclosed real estate amounted to $79,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Real estate taxes and other expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $133,000 and $136,000 in 2010 and 2009, respectively. Realized gains from the sale of foreclosed real estate totaling $12,000 were deferred for 2010 because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles. No realized gains from the sale of foreclosed real estate were deferred for 2009. At December 31, 2010 and 2009, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $17,000 and $9,000, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill in the acquisition of Hometown Bancshares, Inc. during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2010 or 2009.

The following is a summary of other intangible assets subject to amortization as of December 31, 2010 and 2009:

(In thousands)	2010	2009
Core deposit intangibles:
Acquired in branch acquisition	$181	$181
Acquired in Hometown merger	566	566

Gross carrying amount	747	747

Accumulated amortization	(649)	(576)

	$98	$171

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7 - continued)

Amortization expense was $73,000 for 2010 and 2009. Estimated amortization expense for each of the ensuing five years is as follows:

Year ending December 31:	(In thousands)
2011	$66
2012	32
2013	—
2014	—
2015	—

(8)	DEPOSITS

The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $34.5 million and $40.1 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)
2011	$81,214
2012	20,913
2013	15,610
2014	6,049
2015 and thereafter	1,948

Total	$125,734

The Bank held deposits of approximately $8.0 million and $8.5 million for related parties at December 31, 2010 and 2009, respectively.

(9)	RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. Information concerning borrowings under repurchase agreements is summarized as follows:

(Dollars in thousands)	2010	2009
Weighted average interest rate at year end	0.76%	0.91%
Weighted average interest rate during the year	0.90%	0.94%
Average daily balance	$8,142	$5,428
Maximum month-end balance during the year	$9,223	$7,949

Debt securities underlying the agreements at December 31:

Amortized cost	$11,178	$12,693
Fair value	$11,322	$12,804

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2010 and 2009, advances from the Federal Home Loan Bank were as follows:

	2010		2009
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Fixed rate advances	4.05%	$15,729	4.32%	$24,776

At December 31, 2010, advances from the Federal Home Loan Bank totaling $11.0 million carried a put option whereby the Federal Home Loan Bank will automatically convert the fixed rate advance to a variable rate should the market interest rate exceed a pre-determined strike rate.

The following is a schedule of maturities for advances outstanding as of December 31, 2010:

(In thousands)

Due in:
2011	$3,379
2012	7,250
2013	5,100
2014	—
2015	—
Thereafter	—

Total	$15,729

The advances are secured under a blanket collateral agreement. At December 31, 2010, the carrying value of residential mortgage loans and a mutual fund investment pledged as security for the advances was $93.2 million and $1.5 million, respectively.

(11)	LEASE COMMITMENTS

During 2010, the Bank extended a noncancelable lease agreement for branch office space which expires in 2015. The Bank also had a noncancelable sub-lease agreement for branch office space which expired in 2010. The Bank let that lease expire due to building a new office nearby which opened in 2009.

The subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

The future minimum rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 2010 for each of the next five years and in the aggregate are as follows:

Year ending December 31:	(In thousands)
2011	$15
2012	15
2013	15
2014	15
2015 and thereafter	4

Total	$64

Total rental expense for all operating leases for the years ended December 31, 2010 and 2009 was $48,000 and $49,000, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12)	INCOME TAXES

The components of income tax expense (benefit) were as follows:

(In thousands)	2010	2009
Current	$1,412	$353
Deferred	149	(939)

Totals	$1,561	$(586)

The reconciliation of income tax expense (benefit) with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2010	2009
Provision at federal statutory tax rate	$1,849	$65
State income tax-net of federal tax benefit	123	(259)
Tax-exempt interest income	(342)	(329)
Increase in cash value of life insurance	(74)	(75)
Other	5	12

Totals	$1,561	$(586)

Effective tax rate	28.7%	N/A

Significant components of the deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

(In thousands)	2010	2009
Deferred tax assets (liabilities):
Depreciation	$(589)	$(607)
Deferred loan fees and costs	(111)	(140)
Deferred compensation plans	141	152
Federal Home Loan Bank stock dividends	(114)	(127)
Allowance for loan losses	1,760	1,857
Unrealized gain on securities available for sale	(214)	(286)
Acquisition purchase accounting adjustments	(35)	(58)
State net operating loss carryforward	26	151
Other	20	19

Net deferred tax asset	$884	$961

The Company has an Indiana net operating loss carryover of $489,000 available to reduce Indiana taxable income in subsequent years. The net operating loss carryover expires for the year ending December 31, 2024.

At December 31, 2010 and 2009, the Company had no liability for unrecognized income tax benefits and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2007 are subject to examination by the relevant taxing authorities.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2010 and 2009 include approximately $1.0 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2010 and 2009.

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

Recapture of the Bank’s tax bad debt reserve is triggered if the Bank meets the definition of a “large bank” as defined in the Internal Revenue Code. Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. This would result in the recapture of the Bank’s tax bad debt reserve described above and a charge against earnings for the unrecorded deferred liability described above.

(13)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $321,000 and $328,000 to the plan for the years ended December 31, 2010 and 2009, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2010 and 2009 as all shares were allocated during 2008.

At December 31, 2010, the ESOP trust holds 64,377 shares of Company stock, including shares acquired on the open market, all of which have been allocated to participant accounts.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1999 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. Deferred compensation expense for this plan was $21,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1995 and 2037. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $17,000 and $16,000 for the years ended December 31, 2010 and 2009, respectively.

(15)	STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below. No compensation cost was charged against income for those plans for 2010 or 2009. The total income tax benefit for stock options exercised was $6,000 for 2010. No income tax benefit was realized in 2009 for stock options exercised.

1999 Restricted Stock Compensation Plan

The Company’s restricted stock compensation plan was adopted to encourage directors, officers and key employees to remain in the employment or service of the Company. The plan provided for grants of up to 30,750 shares of the Company’s authorized but unissued common stock and all shares have been granted. The shares granted under the plan were in the form of restricted stock vesting over a five-year period beginning one year after the date of grant of the award. Compensation expense has been recognized over the requisite service period with a corresponding credit to stockholders’ equity. The requisite service period for restricted shares is the vesting period. The terms of the restricted stock compensation plan included a provision whereby all unearned shares become fully vested upon a “change in control” as defined in the plan. The Company had no nonvested restricted shares as of December 31, 2010 and 2009.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

The fair market value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended December 31, 2010 and 2009.

A summary of option activity under the plan as of December 31, 2010, and changes during the year then ended is presented below:

(Dollars in thousands except per share data)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	32,615	$10.00
Granted	—	—
Exercised	28,215	$10.00
Forfeited or expired	4,400	$10.00

Outstanding at end of year	—		—	$—

Exercisable at end of year	—		—	$—

The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009, was $135,000 and $37,000, respectively.

No compensation expense was recognized for the years ended December 31, 2010 and 2009, respectively, related to the stock option plan. At December 31, 2010, there was no remaining unrecognized compensation expense related to nonvested stock options.

2009 Equity Incentive Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the Plan). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone or in addition to or, in tandem with, any other award granted under the Plan. As of December 31, 2010, no awards had been granted under the Plan.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

Commitments under outstanding standby letters of credit totaled $1.7 million at December 31, 2010.

The following is a summary of the commitments to extend credit at December 31, 2010 and 2009:

(In thousands)	2010	2009
Loan commitments:
Fixed rate	$1,138	$6,967
Adjustable rate	6,157	2,767
Unused lines of credit on credit cards	2,861	2,561
Undisbursed commercial and personal lines of credit	15,335	13,367
Undisbursed portion of construction loans in process	3,119	4,372
Undisbursed portion of home equity lines of credit	15,843	16,789

Total commitments to extend credit	$44,453	$46,823

(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2010 or 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts and ratios are also presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:

Total capital (to risk weighted assets)	$43,607	15.54%	$22,448	8.00%	$28,060	10.00%

Tier I capital (to risk weighted assets)	$41,626	14.83%	N/A		$16,836	6.00%

Tier I capital (to adjusted total assets)	$41,626	9.32%	$17,866	4.00%	$22,332	5.00%

Tangible capital (to adjusted total assets)	$41,626	9.32%	$6,700	1.50%	N/A

As of December 31, 2009:

Total capital (to risk weighted assets)	$40,671	13.99%	$23,264	8.00%	$29,081	10.00%

Tier I capital (to risk weighted assets)	$38,928	13.39%	N/A		$17,448	6.00%

Tier I capital (to adjusted total assets)	$38,928	8.66%	$17,985	4.00%	$22,481	5.00%

Tangible capital (to adjusted total assets)	$38,928	8.66%	$6,744	1.50%	N/A

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments at December 31, 2010 and 2009:

	2010		2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$21,575	$21,575	$15,857	$15,857
Securities available for sale	100,851	100,851	93,729	93,729
Securities held to maturity	32	32	62	64
Loans held for sale	4,375	4,453	1,463	1,487

Loans, net of allowance for loan losses	294,550	307,083	311,092	319,295

Federal Home Loan Bank stock	3,194	3,194	3,551	3,551
Accrued interest receivable	1,894	1,894	2,054	2,054

Financial liabilities:
Deposits	378,003	380,713	374,476	377,928
Retail repurchase agreements	8,669	8,669	7,949	7,949
Advances from Federal Home Loan Bank	15,729	16,483	24,776	25,886
Accrued interest payable	649	649	980	980

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	49	—	72

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

Borrowed Funds

The carrying amount of retail repurchase agreements approximates its fair value. The fair value of advances from Federal Home Loan Bank is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

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

FASB ASC Topic 820 , Fair Value Measurements, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009. The Company had no liabilities measured at fair value as of December 31, 2010 and 2009.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2010:
Assets Measured on a Recurring Basis

Securities available for sale:
Agency mortgage-backed securities	$—	$12,681	$—	$12,681
Agency CMO	—	11,968	—	11,968
Privately-issued CMO	—	1,652	—	1,652
Agency notes and bonds	—	42,380	—	42,380
Municipal obligations	—	29,456	—	29,456
Mutual funds	2,714	—	—	2,714

Total securities available for sale	$2,714	$98,137	$—	$100,851

Assets Measured on a Nonrecurring Basis

Impaired loans	$—	$5,435	$—	$5,435
Loans held for sale	—	4,375	—	4,375
Foreclosed real estate	—	591	—	591

December 31, 2009:
Assets Measured on a Recurring Basis

Securities available for sale:
Agency mortgage-backed securities	$—	$18,377	$—	$18,377
Agency CMO	—	5,435	—	5,435
Privately-issued CMO	—	2,035	—	2,035
Agency notes and bonds	—	36,609	—	36,609
Municipal obligations	—	28,492	—	28,492
Mutual funds	2,781	—	—	2,781

Total securities available for sale	$2,781	$90,948	$—	$93,729

Assets Measured on a Nonrecurring Basis

Impaired loans	$—	$6,328	$—	$6,328
Loans held for sale	—	1,463	—	1,463
Foreclosed real estate	—	877	—	877

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

Foreclosed Real Estate Held for Sale. Foreclosed real estate held for sale is reported at fair value less estimated costs to dispose of the property using Level 2 inputs. The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties. In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2010 and 2009. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2010 and 2009.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION (In thousands)

Condensed financial information for the Company (parent company only) follows:

Balance Sheets

	As of December 31,
	2010	2009
Assets:
Cash and cash equivalents	$369	$952
Other assets	139	141
Investment in subsidiaries	47,389	44,866

	$47,897	$45,959

Liabilities and Equity:
Accrued expenses	$4	$15
Stockholders’ equity	47,893	45,944

	$47,897	$45,959

Statements of Income

	Years Ended December 31,
	2010	2009
Interest income	$2	$4
Dividend income	1,356	3,011
Other operating expenses	(196)	(269)

Income before income taxes and equity in undistributed net income of subsidiaries	1,162	2,746

Income tax benefit	81	110

Income before equity in undistributed net income of subsidiaries	1,243	2,856

Equity in undistributed net income (loss) of subsidiaries	2,622	(2,090)

Net income	$3,865	$766

Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Operating Activities:
Net income	$3,865	$766
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(2,622)	2,090
Net change in other assets and liabilities	(2)	33

Net cash provided by operating activities	1,241	2,889

Financing Activities:
Exercise of stock options	282	78
Purchase of treasury stock	(43)	(626)
Cash dividends paid	(2,063)	(1,994)

Net cash used in financing activities	(1,824)	(2,542)

Net increase (decrease) in cash and cash equivalents	(583)	347

Cash and cash equivalents at beginning of year	952	605

Cash and cash equivalents at end of year	$369	$952

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	Years Ended December 31,
(In thousands, except for share and per share data)	2010	2009
Basic:
Earnings:
Net income	$3,865	$766

Shares:
Weighted average common shares outstanding	2,785,168	2,770,934

Net income per common share, basic	$1.39	$0.28

Diluted:
Earnings:
Net income	$3,865	$766

Shares:
Weighted average common shares outstanding	2,785,168	2,770,934
Add: Dilutive effect of outstanding options	1,059	13,146
Dilutive effect of restricted stock	—	—

Weighted average common shares outstanding, as adjusted	2,786,227	2,784,080

Net income per common share, diluted	$1.39	$0.28

(24)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2010	2009
Cash payments for:
Interest	$5,834	$8,823
Income taxes	1,153	471

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$1,765	$1,259
Proceeds from sales of foreclosed real estate financed through loans	438	136

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2010
Interest income	$5,479	$5,583	$5,483	$5,289
Interest expense	1,509	1,433	1,326	1,234

Net interest income	3,970	4,150	4,157	4,055
Provision for loan losses	460	420	590	567

Net interest income after provision for loan losses	3,510	3,730	3,567	3,488
Noninterest income	823	1,003	1,020	1,060
Noninterest expenses	2,890	3,395	3,315	3,162

Income before income taxes	1,443	1,338	1,272	1,386
Income tax expense	439	346	359	417

Net income	1,004	992	913	969
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3

Net income attributable to First Capital, Inc.	$1,001	$988	$910	$966

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.36	$0.35	$0.33	$0.35

Diluted	$0.36	$0.35	$0.33	$0.35

2009
Interest income	$5,943	$5,672	$5,708	$5,646
Interest expense	2,224	2,054	1,985	2,125

Net interest income	3,719	3,618	3,723	3,521
Provision for loan losses	425	1,959	980	925

Net interest income after provision for loan losses	3,294	1,659	2,743	2,596
Noninterest income	806	894	862	811
Noninterest expenses	3,031	3,438	3,923	3,081

Income (loss) before income taxes	1,069	(885)	(318)	326
Income tax expense (benefit)	264	(484)	(331)	(35)

Net income (loss)	805	(401)	13	361
Less: net income attributable to noncontrolling interest in subsidiary	2	4	3	3

Net income (loss) attributable to First Capital, Inc.	$803	$(405)	$10	$358

Earnings (loss) per common share attributable to First Capital, Inc.:
Basic	$0.29	$(0.15)	$—	$0.13

Diluted	$0.29	$(0.15)	$—	$0.13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 25, 2011	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director	March 25, 2011
William W. Harrod	(principal executive officer)

/s/ J. Gordon Pendleton	Chairman	March 25, 2011
J. Gordon Pendleton

/s/ Michael C. Frederick	Senior Vice President, Chief	March 25, 2011
Michael C. Frederick	Financial Officer and Treasurer
(principal accounting and
financial officer)

/s/ Samuel E. Uhl	Chief Operating Officer and Director	March 25, 2011
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 25, 2011
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 25, 2011
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 25, 2011
Kenneth R. Saulman

/s/ John W. Buschemeyer	Director	March 25, 2011
John W. Buschemeyer

/s/ Gerald L. Uhl	Director	March 25, 2011
Gerald L. Uhl

/s/ Michael L. Shireman	Director	March 25, 2011
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 25, 2011
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 25, 2011
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 25, 2011
Carolyn E. Wallace

Director
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 25, 2011
Christopher L. Byrd