Form 10-Q
period 2011-03-31
FIRST CAPITAL INC
filed 2011-05-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,787,271 shares of common stock were outstanding as of April 29, 2011.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)

ASSETS
Cash and due from banks	$12,805	$10,463
Interest bearing deposits with banks	1,410	2,496
Federal funds sold	13,812	8,616

Total cash and cash equivalents	28,027	21,575

Securities available for sale, at fair value	102,294	100,851
Securities-held to maturity	18	32
Loans, net	287,092	294,550
Loans held for sale	732	4,375
Federal Home Loan Bank stock, at cost	3,194	3,194
Foreclosed real estate	803	591
Premises and equipment	10,867	10,992
Accrued interest receivable	1,901	1,894
Cash value of life insurance	5,842	5,789
Goodwill	5,386	5,386
Core deposit intangibles	80	98
Other assets	2,992	3,051

Total Assets	$449,228	$452,378

LIABILITIES
Deposits:
Noninterest-bearing	$48,140	$40,774
Interest-bearing	326,493	337,229

Total deposits	374,633	378,003

Retail repurchase agreements	8,698	8,669
Advances from Federal Home Loan Bank	15,529	15,729
Accrued interest payable	549	649
Accrued expenses and other liabilities	1,465	1,324

Total liabilities	400,874	404,374

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,420 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	30,809	30,442
Accumulated other comprehensive income	370	391
Less treasury stock, at cost - 377,149 shares (377,119 shares in 2010)	(7,285)	(7,285)

Total First Capital, Inc. stockholders’ equity	48,239	47,893

Noncontrolling interest in subsidiary	115	111

Total equity	48,354	48,004

Total Liabilities and Equity	$449,228	$452,378

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,339	$4,646
Securities:
Taxable	453	551
Tax-exempt	271	260
Federal Home Loan Bank dividends	27	18
Federal funds sold and interest bearing deposits with banks	9	4

Total interest income	5,099	5,479

INTEREST EXPENSE
Deposits	878	1,231
Retail repurchase agreements	16	17
Advances from Federal Home Loan Bank	158	261

Total interest expense	1,052	1,509

Net interest income	4,047	3,970
Provision for loan losses	500	460

Net interest income after provision for loan losses	3,547	3,510

NONINTEREST INCOME
Service charges on deposit accounts	674	588
Commission income	30	38
Gain on sale of mortgage loans	125	117
Mortgage brokerage fees	14	—
Increase in cash surrender value of life insurance	53	56
Other income	27	24

Total noninterest income	923	823

NONINTEREST EXPENSE
Compensation and benefits	1,830	1,766
Occupancy and equipment	329	338
Professional fees	149	206
Advertising	30	39
Other expenses	914	541

Total noninterest expense	3,252	2,890

Income before income taxes	1,218	1,443
Income tax expense	319	439

Net Income	899	1,004
Less: net income attributable to the noncontrolling interest in subsidiary	3	3

Net Income Attributable to First Capital, Inc.	$896	$1,001

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period	(21)	281
Less: reclassification adjustment	—	—

Other comprehensive income (loss)	(21)	281

Comprehensive Income	$875	$1,282

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.32	$0.36

Diluted	$0.32	$0.36

Dividends per share on common shares	$0.19	$0.18

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$899	$1,004
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	242	203
Depreciation and amortization expense	211	241
Deferred income taxes	7	(163)
Increase in cash value of life insurance	(53)	(56)
Provision for loan losses	500	460
Proceeds from sales of mortgage loans	6,927	7,567
Mortgage loans originated for sale	(3,159)	(6,894)
Net gain on sale of mortgage loans	(125)	(117)
(Increase) decrease in accrued interest receivable	(7)	124
Decrease in accrued interest payable	(100)	(195)
Net change in other assets/liabilities	213	768

Net Cash Provided By Operating Activities	5,555	2,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(5,838)	(15,349)
Proceeds from maturities of securities available for sale	1,075	4,486
Proceeds from maturities of securities held to maturity	14	10
Principal collected on mortgage-backed obligations	3,039	3,208
Net decrease in loans receivable	6,691	3,164
Proceeds from sale of foreclosed real estate	55	277
Purchase of premises and equipment	(68)	(17)

Net Cash Provided By (Used In) Investing Activities	4,968	(4,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,370)	8,240
Net decrease in advances from Federal Home Loan Bank	(200)	(1,050)
Net increase (decrease) in retail repurchase agreements	29	(975)
Exercise of stock options	—	282
Purchase of treasury stock	—	(25)
Dividends paid	(530)	(502)

Net Cash Provided By (Used In) Financing Activities	(4,071)	5,970

Net Increase in Cash and Cash Equivalents	6,452	4,691
Cash and cash equivalents at beginning of period	21,575	15,857

Cash and Cash Equivalents at End of Period	$28,027	$20,548

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the thrift holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At March 31, 2011, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2010 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(34)	$464
Income tax (expense) benefit	13	(183)

Net of tax amount	(21)	281
Less: reclassification adjustment for gains included in net income	—	—
Income tax expense	—	—

Net of tax amount	—	—

Other comprehensive income (loss)	$(21)	$281

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2011 and December 31, 2010 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2011
Securities available for sale:
Agency mortgage-backed securities	$10,731	$541	$—	$11,272
Agency CMO	12,216	37	76	12,177
Privately-issued CMO	1,346	24	26	1,344
Other debt securities:
Agency notes and bonds	44,280	269	392	44,157
Municipal obligations	29,272	427	247	29,452

Subtotal - debt securities	97,845	1,298	741	98,402

Mutual funds	3,885	27	20	3,892

Total securities available for sale	$101,730	$1,325	$761	$102,294

Securities held to maturity:
Agency mortgage-backed securities	$18	$—	$—	$18
Municipal obligations	—	—	—	—

Total securities held to maturity	$18	$—	$—	$18

December 31, 2010
Securities available for sale:
Agency mortgage-backed securities	$12,101	$580	$—	$12,681
Agency CMO	11,987	46	65	11,968
Privately-issued CMO	1,688	10	46	1,652
Other debt securities:
Agency notes and bonds	42,400	297	317	42,380
Municipal obligations	29,366	371	281	29,456

Subtotal - debt securities	97,542	1,304	709	98,137

Mutual funds	2,705	36	27	2,714

Total securities available for sale	$100,247	$1,340	$736	$100,851

Securities held to maturity:
Agency mortgage-backed securities	$18	$—	$—	$18
Municipal obligations	14	—	—	14

Total securities held to maturity	$32	$—	$—	$32

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agency notes and bonds, agency mortgage-backed securities and agency collateralized mortgage obligations (CMO) include securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB), which are government-sponsored enterprises. Privately-issued CMO are complex securities issued by special-purpose entities that are generally collateralized by first position residential mortgage loans and first position residential home equity loans.

The amortized cost and fair value of debt securities as of March 31, 2011, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$3,159	$3,207	$—	$—
Due after one year through five years	14,182	14,305	—	—
Due after five years through ten years	13,038	13,133
Due after ten years	43,173	42,964	—	—

	73,552	73,609	—	—
Mortgage-backed securities and CMO	24,293	24,793	18	18

	$97,845	$98,402	$18	$18

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2011, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency CMO	8	$8,134	$76
Agency notes and bonds	17	17,430	392
Municipal obligations	25	9,867	202

Total less than twelve months	50	35,431	670

Continuous loss position more than twelve months:
Privately-issued CMO	2	552	26
Municipal obligations	1	390	45
Mutual fund	1	348	20

Total more than twelve months	4	1,290	91

Total securities available for sale	54	$36,721	$761

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recover in fair value.

At March 31, 2011, the 51 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 2.0% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At March 31, 2011, the two privately-issued CMO in a loss position had depreciated approximately 4.7% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair values of the privately-issued CMO portfolio each quarter using an independent third party analysis. At March 31, 2011, the Company holds one privately-issued CMO with an amortized cost of $495,000 and a fair value of $471,000 that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality by various rating agencies. Based on the independent third party analysis performed in March 2011, the Company expects to collect the contractual principal and interest cash flows for this security, and, as a result, no other-than-temporary impairment has been recognized. While management does not anticipate a credit-related impairment loss at March 31, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Loans and Allowance for Loan Losses

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at March 31, 2011 and December 31, 2010:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2011

Principal loan balance	$126,127	$9,378	$4,691	$59,068	$22,241	$41,019	$28,950	$291,474

Accrued interest receivable	449	34	11	160	65	152	150	1,021

Net deferred loan origination fees	83	1	—	1	1	109	—	195

Recorded investment in loans	$126,659	$9,413	$4,702	$59,229	$22,307	$41,280	$29,100	$292,690

December 31, 2010

Principal loan balance	$130,143	$9,534	$5,032	$59,901	$21,911	$43,046	$29,234	$298,801

Accrued interest receivable	480	54	16	174	68	171	199	1,162

Net deferred loan origination fees	91	1	—	10	—	120	—	222

Recorded investment in loans	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

During the three-month period ended March 31, 2011, there was no significant change in the Company’s lending activities or methodology used to estimate the allowance for loan losses as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2011 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473
Provisions for loan losses	232	24	18	197	(42)	87	(16)	500
Charge-offs	(265)	—	—	—	—	(157)	(64)	(486)
Recoveries	1	—	—	—	2	26	61	90

Ending balance	$992	$79	$39	$1,248	$1,211	$562	$446	$4,577

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$354	$—	$—	$602	$1,084	$302	$6	$2,348

Collectively evaluated for impairment	638	79	39	646	127	260	440	2,229

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$992	$79	$39	$1,248	$1,211	$562	$446	$4,577

Recorded investment in loans:
Individually evaluated for impairment	$3,140	$6	$309	$1,488	$2,153	$540	$40	$7,676

Collectively evaluated for impairment	123,519	9,407	4,393	57,741	20,154	40,740	29,060	285,014

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$126,659	$9,413	$4,702	$59,229	$22,307	$41,280	$29,100	$292,690

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The Company’s allowance for loan losses and recorded investment in loans as of December 31, 2010 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:

Individually evaluated for impairment	$458	$—	$—	$607	$1,089	$338	$—	$2,492

Collectively evaluated for impairment	566	55	21	444	162	268	465	1,981

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473

Recorded investment in loans:

Individually evaluated for impairment	$3,285	$—	$279	$1,780	$2,168	$398	$17	$7,927

Collectively evaluated for impairment	127,429	9,589	4,769	58,305	19,811	42,939	29,416	292,258

Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Ending balance	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of and for the three months ended March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,309	$1,301	$—	$1,173	$4	$2
Land	6	6	—	3	—	—
Construction	309	309	—	155	—	—
Commercial real estate	474	474	—	436	—	—
Commercial business	10	10	—	15	—	—
HE/2nd mortgage	35	34	—	30	—	—
Other consumer	16	16	—	17	—	—

	2,159	2,150	—	1,829	4	2

Loans with an allowance recorded:
Residential	$1,831	$1,828	$354	$2,040	$—	$—
Land	—	—	—	—	—	—
Construction	—	—	—	140	—	—
Commercial real estate	1,014	1,013	602	1,198	—	—
Commercial business	2,143	2,143	1,084	2,146	—	—
HE/2nd mortgage	505	505	302	439	—	—
Other consumer	24	24	6	12	—	—

	5,517	5,513	2,348	5,975	—	—

Total:
Residential	3,140	3,129	354	3,213	4	2
Land	6	6	—	3	—	—
Construction	309	309	—	295	—	—
Commercial real estate	1,488	1,487	602	1,634	—	—
Commercial business	2,153	2,153	1,084	2,161	—	—
HE/2nd mortgage	540	539	302	469	—	—
Other consumer	40	40	6	29	—	—

	$7,676	$7,663	$2,348	$7,804	$4	$2

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,037	$1,026	$—
Land	—	—	—
Construction	—	—	—
Commercial real estate	398	398	—
Commercial business	20	20	—
HE/2nd mortgage	25	25	—
Other consumer	17	17	—

	1,497	1,486	—

Loans with an allowance recorded:
Residential	$2,248	$2,244	$458
Land	—	—	—
Construction	279	279	—
Commercial real estate	1,382	1,382	607
Commercial business	2,148	2,148	1,089
HE/2nd mortgage	373	373	338
Other consumer	—	—	—

	6,430	6,426	2,492

Total:
Residential	3,285	3,270	458
Land	—	—	—
Construction	279	279	—
Commercial real estate	1,780	1,780	607
Commercial business	2,168	2,168	1,089
HE/2nd mortgage	398	398	338
Other consumer	17	17	—

	$7,927	$7,912	$2,492

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$2,897	$243	$3,140	$2,951	$334	$3,285
Land	6	—	6	—	—	—
Construction	309	—	309	279	—	279
Commercial real estate	1,488	—	1,488	1,780	—	1,780
Commercial business	2,143	10	2,153	2,148	20	2,168
HE/2nd mortgage	521	19	540	390	8	398
Other consumer	24	16	40	—	17	17

Total	$7,388	$288	$7,676	$7,548	$379	$7,927

The following table presents the aging of the recorded investment loans by class of loans at March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$4,635	$728	$1,478	$6,841	$119,818	$126,659
Land	75	—	6	81	9,332	9,413
Construction	181	—	—	181	4,521	4,702
Commercial real estate	360	53	713	1,126	58,103	59,229
Commercial business	73	211	81	365	21,942	22,307
HE/2nd mortgage	385	43	278	706	40,574	41,280
Other consumer	330	35	16	381	28,719	29,100

Total	$6,039	$1,070	$2,572	$9,681	$283,009	$292,690

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the aging of the recorded investment in loans by class of loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$5,652	$581	$1,590	$7,823	$122,891	$130,714
Land	143	6	—	149	9,440	9,589
Construction	135	—	279	414	4,634	5,048
Commercial real estate	788	337	678	1,803	58,282	60,085
Commercial business	143	—	2,001	2,144	19,835	21,979
HE/2nd mortgage	596	352	298	1,246	42,091	43,337
Other consumer	362	93	17	472	28,961	29,433

Total	$7,819	$1,369	$4,863	$14,051	$286,134	$300,185

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, public information, historical payment experience, credit documentation, and current economic trends, among other factors. The Company classifies loans based on credit risk at least quarterly. The Company uses the following regulatory definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the described process are considered to be pass rated loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2011
Pass	$117,670	$8,855	$4,125	$51,667	$18,518	$39,854	$28,885	$269,574
Special Mention	2,349	308	—	3,410	1,096	619	149	7,931
Substandard	3,743	244	181	2,664	550	286	42	7,710
Doubtful	2,897	6	396	1,488	2,143	521	24	7,475
Loss	—	—	—	—	—	—	—	—

Ending balance	$126,659	$9,413	$4,702	$59,229	$22,307	$41,280	$29,100	$292,690

December 31, 2010
Pass	$121,604	$9,172	$4,588	$50,742	$18,568	$42,014	$29,275	$275,963
Special Mention	2,691	308	—	4,937	765	695	158	9,554
Substandard	3,468	109	181	2,626	498	238	—	7,120
Doubtful	2,951	—	279	1,780	2,148	390	—	7,548
Loss	—	—	—	—	—	—	—	—

Ending balance	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

The Company does not have any classes of loans that are considered to be subprime.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2011	2010
(Dollars in thousands, exept per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$896	$1,001

Shares:
Weighted average common shares outstanding	2,787,272	2,777,467

Net income attributable to First Capital, Inc. per common share, basic	$0.32	$0.36

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$896	$1,001

Shares:
Weighted average common shares outstanding	2,787,272	2,777,467
Add: Dilutive effect of outstanding options	—	3,839
Add: Dilutive effect of restricted stock	—	—

Weighted average common shares outstanding, as adjusted	2,787,272	2,781,306

Net income attributable to First Capital, Inc. per common share, diluted	$0.32	$0.36

6.	Stock Option Plan

For the three month periods ended March 31, 2011 and 2010, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At March 31, 2011, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash payments for:
Interest	$1,152	$1,704
Taxes	—	2

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	315	373

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2011 and December 31, 2010. The Company had no liabilities measured at fair value as of March 31, 2011 or December 31, 2010.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)

March 31, 2011
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$11,272	$—	$11,272
Agency CMO	—	12,177	—	12,177
Privately-issued CMO	—	1,344	—	1,344
Agency notes and bonds	—	44,157	—	44,157
Municipal obligations	—	29,452	—	29,452
Mutual Funds	3,892	—	—	3,892

Total securities available for sale	$3,892	$98,402	$—	$102,294

Assets Measured on a Nonrecurring Basis
Impaired loans	$—	$5,315	$—	$5,315
Loans held for sale	—	732	—	732
Foreclosed real estate	—	803	—	803

December 31, 2010
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$12,681	$—	$12,681
Agency CMO	—	11,968	—	11,968
Privately-issued CMO	—	1,652	—	1,652
Agency notes and bonds	—	42,380	—	42,380
Municipal obligations	—	29,456	—	29,456
Mutual Funds	2,714	—	—	2,714

Total securities available for sale	$2,714	$98,137	$—	$100,851

Assets Measured on a Nonrecurring Basis
Impaired loans	$—	$5,435	$—	$5,435
Loans held for sale	—	4,375	—	4,375
Foreclosed real estate	—	591	—	591

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Foreclosed Real Estate. Foreclosed real estate is reported at the fair value less estimated costs to dispose of the property using Level 2 inputs. The fair values are determined by real estate appraisals using valuation techniques consistent with the market approach using recent sales of comparable properties. In cases where such inputs are unobservable, the balance is reflected within the Level 3 hierarchy.

There were no transfers into or out of the Company’s Level 3 financial assets for the three months ended March 31, 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2011.

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$28,027	$28,027	$21,575	$21,575
Securities available for sale	102,294	102,294	100,851	100,851
Securities held to maturity	18	18	32	32
Loans held for sale	732	732	4,375	4,453

Loans, net	287,092	294,626	294,550	307,083

Federal Home Loan Bank stock	3,194	3,194	3,194	3,194
Accrued interest receivable	1,901	1,901	1,894	1,894

Financial liabilities:
Deposits	374,633	376,914	378,003	380,713
Retail repurchase agreements	8,698	8,698	8,669	8,669
Advances from Federal Home Loan Bank	15,529	16,267	15,729	16,483
Accrued interest payable	549	549	649	649

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	—	20	—	49

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU provides amendments to ASC Topic 820 to provide users of financial statements with additional information regarding fair value. New disclosures required by the ASU include: (a) disclosure of significant transfers between Level 1 and Level 2 and the reasons for such transfers, (b) disclosure of the reasons for transfers in or out of Level 3 and the reconciliation of the changes in Level 3 fair value measurements should present separately information about purchases, sales, and settlements on a gross basis rather than as a net amount, (c) disclosure of significant transfers into Level 3 separately from significant transfers out of Level 3, and (d) disclosure of the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 and the reason for any changes in valuation methods. This ASU was generally effective for interim and annual periods beginning after December 15, 2009. However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2011-01 issued in January 2011 delayed the effective date of the disclosures about troubled debt restructurings (TDRs) required by ASU No. 2010-20 for public companies, so that the new disclosures about TDRs could be coordinated with additional guidance for determining what constitutes a TDR issued in 2011. As this ASU applies only to disclosures, the adoption of this ASU had no impact on the Company’s consolidated financial position or results of operations.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. As this ASU applies only to disclosures, the adoption of this ASU did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new guidance is intended to assist creditors in determining when a loan modification or restructuring is considered a TDR, in order to address current diversity in practice and lead to more consistent application of accounting principles. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The guidance in the update is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Safe Harbor Statement for Forward-Looking Statements

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

Total assets decreased from $452.4 million at December 31, 2010 to $449.2 million at March 31, 2011, a decrease of 0.7%.

Net loans receivable (excluding loans held for sale) decreased $7.5 million from $294.6 million at December 31, 2010 to $287.1 million at March 31, 2011. Residential mortgage loans decreased $4.0 million during the three months ended March 31, 2011 primarily due to loan payoffs that have not been replaced by new originations for the Bank’s portfolio as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market. Home equity loans and second mortgages have also declined by $2.0 million during the period.

Securities available for sale increased $1.4 million from $100.9 million at December 31, 2010 to $102.3 million at March 31, 2011. Purchases of $5.8 million of securities classified as available for sale were made during the three months ended March 31, 2011 and consisted primarily of U.S. government agency notes and bonds and CMOs. Principal repayments and maturities of available for sale securities totaled $3.0 million and $1.1 million, respectively, during the three months ended March 31, 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $21.6 million at December 31, 2010 to $28.0 million at March 31, 2011, primarily due to an increase of $5.2 million in federal funds sold.

Total deposits decreased 0.9% from $378.0 million at December 31, 2010 to $374.6 million at March 31, 2011. Interest-bearing checking and savings deposits decreased $8.6 million during the period, primarily due to normal payouts from public fund accounts. Noninterest-bearing checking accounts increased by $7.4 million during the period due to a combination of growth in existing accounts and new accounts.

Federal Home Loan Bank borrowings decreased from $15.7 million at December 31, 2010 to $15.5 million at March 31, 2011.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, totaled $8.7 million at both December 31, 2010 and March 31, 2011.

Total stockholders’ equity attributable to the Company increased from $47.9 million at December 31, 2010 to $48.2 million at March 31, 2011 primarily due to retained net income of $367,000.

Results of Operations

Net Income for the three-month periods ended March 31, 2011 and 2010. Net income attributable to the Company was $896,000 ($0.32 per share diluted) for the three months ended March 31, 2011 compared to $1.0 million ($0.36 per share diluted) for the same period in 2010. The decrease is primarily due to an increase in noninterest expenses partially offset by an increase in noninterest income. The Company received a pre-tax refund of $278,000 during the quarter ended March 31, 2010 due to disputed ATM charges paid in 2009. If this refund, net of tax, is excluded from earnings for the quarter ended March 31, 2010, net income for the period would have been $833,000 ($0.30 per share diluted).

Net interest income for the three-month periods ended March 31, 2011 and 2010. Net interest income increased $77,000 for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $380,000 for the three months ended March 31, 2011 compared to the same period in 2010. For the quarter ended March 31, 2011, the average balance of interest-earning assets and their tax-equivalent yield were $410.2 million and 5.11%, respectively. During the same period in 2010, the average balance of those assets was $427.6 million and the tax-equivalent yield was 5.25%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types as the Federal Open Market Committee (FOMC) kept interest rates near historic low levels. The change in asset mix also contributed to the lower yields as the average balance of investment securities, which generally have lower yields than loans, increased from $98.8 million for the quarter ended March 31, 2010 to $103.7 million for the same period in 2011, while the average balance of loans decreased from $314.4 million for 2010 to $296.7 million for 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $457,000 for the three months ended March 31, 2011 compared to the same period in 2010. The average balance of interest-bearing liabilities decreased from $373.2 million for 2010 to $349.2 million for 2011. The average rate paid on those liabilities decreased from 1.62% for the quarter ended March 31, 2010 to 1.20% for the same period in 2011 primarily as a result of the FOMC maintaining the low rate environment previously discussed. As a result, the tax-equivalent interest rate spread increased from 3.63% for the three-month period ended March 31, 2010 to 3.91% for the same period in 2011.

Provision for loan losses. The provision for loan losses increased from $460,000 for the three-month period ended March 31, 2010 to $500,000 for the same period in 2011. Net charge offs amounted to $396,000 and $347,000 for the three-month periods ended March 31, 2011 and 2010, respectively. During the three-month period ended March 31, 2011, gross loans receivable decreased $7.4 million. As stated earlier in this report, residential mortgage loans and home equity loans and second mortgages decreased $4.0 million and $2.0 million, respectively, during the three months ended March 31, 2011. Commercial real estate loans also decreased $833,000 when comparing the periods. The increase in the provision reflects continued efforts to offset current period charge-offs and to provide for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

The allowance for loan losses was $4.6 million at March 31, 2011 compared to $4.5 million at December 31, 2010. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At March 31, 2011, nonperforming loans amounted to $7.7 million compared to $7.9 million at December 31, 2010. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages of $243,000, home equity loans and second mortgages of $19,000, consumer loans of $16,000 and commercial loans of $10,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2011 and December 31, 2010, nonaccrual loans amounted to $7.4 million and $7.5 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2011 and 2010. Noninterest income for the quarter ended March 31, 2011 increased to $923,000 compared to $823,000 for the quarter ended March 31, 2010. Service charges on deposits increased $86,000 when comparing the two periods, primarily due to an increase in fees for debit card transactions as customers continue to increase their use of debit cards instead of paper checks.

Noninterest expense for the three-month periods ended March 31, 2011 and 2010. Noninterest expense for the quarter ended March 31, 2011 increased $362,000 to $3.3 million compared to $2.9 million for the quarter ended March 31, 2010. This increase was primarily due to a $373,000 increase in other operating expenses. During the quarter ended March 31, 2010, the Bank received a $278,000 refund of disputed ATM charges paid in 2009. Compensation and benefits expenses also increased $64,000 when comparing the two periods, primarily due to normal salary increases.

Income tax expense. Income tax expense for the three-month period ended March 31, 2011 was $319,000, compared to $439,000 for the same period in 2010. The effective tax rate decreased from 30.4% in 2010 to 26.2% in 2011. The decrease in the effective tax rate for 2011 compared to 2010 was primarily the result of an increase in tax-exempt income as a percent of total income of the Bank.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2011, the Bank had cash and cash equivalents of $28.0 million and securities available-for-sale with a fair value of $102.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2011, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios of 9.5%, 9.5% and 16.2%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision (“OTS”) but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $385,000 at March 31, 2011.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

For the three months ended March 31, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2010 and March 31, 2011, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2010
	Net Portfolio Value			Net Portfolio Value as a
Change	Dollar	Dollar	Percent	Percent of Present Value of Assets
In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)

300bp	$54,193	$(8,639)	(14)%	11.82%	(151)bp
200bp	58,622	(4,210)	(7)	12.63	(70)bp
100bp	61,429	(1,403)	(2)	13.12	(21)bp
Static	62,832	—	—	13.33	—bp
(100)bp	63,835	1,003	2	13.48	15 bp

	At March 31, 2011
	Net Portfolio Value			Net Portfolio Value as a
Change	Dollar	Dollar	Percent	Percent of Present Value of Assets
In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)

300bp	$54,515	$(8,729)	(14)%	11.99%	(153)bp
200bp	59,040	(4,204)	(7)	12.82	(70)bp
100bp	61,962	(1,282)	(2)	13.33	(19)bp
Static	63,244	—	—	13.52	—bp
(100)bp	64,145	901	1	13.65	13 bp

The preceding tables indicate that the Bank’s NPV would be expected to increase in the event of a sudden and sustained decrease in prevailing interest rates of 100 basis points, but would be expected to decrease in the event of a sudden and sustained increase of 100, 200 or 300 basis points in prevailing interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At March 31, 2011, approximately 49% of the loan portfolio consisted of fixed-rate loans, compared to approximately 50% at December 31, 2010.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2011	30	$16.64	30	191,852

February 1 through February 28, 2011	—	N/A	—	191,852

March 1 through March 31, 2011	—	N/A	—	191,852

Total	30	$16.64	30

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 13, 2011	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 13, 2011	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO
and Treasurer