Form 10-Q
period 2011-06-30
FIRST CAPITAL INC
filed 2011-08-11
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,785,693 shares of common stock were outstanding as of July 29, 2011.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and due from banks	$12,902	$10,463
Interest bearing deposits with banks	1,105	2,496
Federal funds sold	118	8,616

Total cash and cash equivalents	14,125	21,575

Securities available for sale, at fair value	111,227	100,851
Securities-held to maturity	17	32
Loans, net	289,437	294,550
Loans held for sale	284	4,375
Federal Home Loan Bank stock, at cost	2,820	3,194
Foreclosed real estate	556	591
Premises and equipment	10,800	10,992
Accrued interest receivable	1,821	1,894
Cash value of life insurance	5,892	5,789
Goodwill	5,386	5,386
Core deposit intangibles	63	98
Other assets	2,551	3,051

Total Assets	$444,979	$452,378

LIABILITIES
Deposits:
Noninterest-bearing	$46,208	$40,774
Interest-bearing	322,961	337,229

Total deposits	369,169	378,003

Retail repurchase agreements	9,276	8,669
Advances from Federal Home Loan Bank	15,279	15,729
Accrued interest payable	506	649
Accrued expenses and other liabilities	1,121	1,324

Total liabilities	395,351	404,374

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,164,420 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	31,220	30,442
Accumulated other comprehensive income	1,270	391
Less treasury stock, at cost - 378,727 shares (377,119 shares in 2010)	(7,312)	(7,285)

Total First Capital, Inc. stockholders’ equity	49,523	47,893

Noncontrolling interest in subsidiary	105	111

Total equity	49,628	48,004

Total Liabilities and Equity	$444,979	$452,378

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,351	$4,726	$8,690	$9,372
Securities:
Taxable	498	569	951	1,120
Tax-exempt	271	263	542	523
Federal Home Loan Bank dividends	19	17	46	35
Fed funds sold and interest bearing deposits with banks	11	8	20	12

Total interest income	5,150	5,583	10,249	11,062
INTEREST EXPENSE
Deposits	830	1,155	1,708	2,386
Retail repurchase agreements	18	17	34	34
Advances from Federal Home Loan Bank	158	261	316	522

Total interest expense	1,006	1,433	2,058	2,942
Net interest income	4,144	4,150	8,191	8,120
Provision for loan losses	425	420	925	880

Net interest income after provision for loan losses	3,719	3,730	7,266	7,240
NON-INTEREST INCOME
Service charges on deposit accounts	733	726	1,407	1,314
Commission income	52	38	82	76
Loss on sale of securities	(19)	0	(19)	0
Gain on sale of mortgage loans	100	162	225	279
Mortgage brokerage fees	16	0	30	0
Increase in cash surrender value of life insurance	51	54	104	110
Other income	22	23	49	47

Total non-interest income	955	1,003	1,878	1,826

NON-INTEREST EXPENSE
Compensation and benefits	1,881	1,744	3,711	3,510
Occupancy and equipment	311	347	640	685
Data processing	291	278	581	244
Professional fees	164	184	313	390
Advertising	83	52	113	91
Other operating expenses	641	790	1,265	1,365

Total non-interest expense	3,371	3,395	6,623	6,285

Income before income taxes	1,303	1,338	2,521	2,781
Income tax expense	358	346	677	785

Net Income	$945	$992	$1,844	$1,996
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7

Net Income Attributable to First Capital, Inc.	$941	$988	$1,837	$1,989

Other comprehensive income, net of tax
Unrealized gain on securities available for sale:
Unrealized holding gains arising during the period	888	309	867	589
Less: reclassification adjustment	12	0	12	0

Other comprehensive income	900	309	879	589

Comprehensive Income	$1,841	$1,297	$2,716	$2,578

Earnings per common share attributable to First Capital, Inc.
Basic	$0.34	$0.35	$0.66	$0.71

Diluted	$0.34	$0.35	$0.66	$0.71

Dividends per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,844	$1,996
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	471	432
Depreciation and amortization expense	410	465
Deferred income taxes	22	185
Increase in cash value of life insurance	(104)	(110)
Provision for loan losses	925	880
Proceeds from sales of mortgage loans	12,324	16,562
Mortgage loans originated for sale	(8,008)	(17,296)
Net gain on sale of mortgage loans	(225)	(279)
Decrease in accrued interest receivable	73	27
Decrease in accrued interest payable	(143)	(269)
Net change in other assets/liabilities	(231)	5

Net Cash Provided By Operating Activities	7,358	2,598

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(21,595)	(35,011)
Proceeds from maturities of securities available for sale	6,265	18,396
Proceeds from maturities of securities held to maturity	14	10
Proceeds from sales of securities available for sale	647	0
Principal collected on mortgage-backed obligations	5,223	6,754
Net decrease in loans receivable	3,866	3,332
Proceeds from sale of foreclosed real estate	357	750
Proceeds from redemption of Federal Home Loan Bank stock	374	0
Purchase of premises and equipment	(183)	(56)

Net Cash Used In Investing Activities	(5,032)	(5,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(8,834)	(3,693)
Net increase (decrease) in advances from Federal Home Loan Bank	(450)	4,225
Net increase in retail repurchase agreements	607	454
Exercise of stock options	0	282
Purchase of treasury stock	(27)	(35)
Dividends paid	(1,072)	(1,016)

Net Cash Provided By (Used In) Financing Activities	(9,776)	217

Net Decrease in Cash and Cash Equivalents	(7,450)	(3,010)
Cash and cash equivalents at beginning of period	21,575	15,857

Cash and Cash Equivalents at End of Period	$14,125	$12,847

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the thrift holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At June 30, 2011, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2011 and 2010 and the cash flows for the six months ended June 30, 2011 and 2010. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$1,471	$511	$1,436	$975
Income tax expense	(583)	(202)	(569)	(386)

Net of tax amount	888	309	867	589
Less: reclassification adjustment for losses included in net income	19	0	19	0
Income tax benefit	(7)	0	(7)	0

Net of tax amount	12	0	12	0

Other comprehensive income	$900	$309	$879	$589

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2011 and December 31, 2010 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2011
Securities available for sale:
Agency mortgage-backed securities	$11,720	$618	$0	$12,338
Agency CMO	19,063	192	10	19,245
Privately-issued CMO	1,166	21	29	1,158
Other debt securities:
Agency notes and bonds	46,008	403	7	46,404
Municipal obligations	28,608	820	40	29,388

Subtotal - debt securities	106,565	2,054	86	108,533

Mutual funds	2,673	43	22	2,694

Total Securities available for sale	$109,238	$2,097	$108	$111,227

Securities held to maturity:
Agency mortgage-backed securities	$17	$0	$0	$17

Total securities held to maturity	$17	$0	$0	$17

December 31, 2010
Securities available for sale:
Agency mortgage-backed securities	$12,101	$580	$0	$12,681
Agency CMO	11,987	46	65	11,968
Privately-issued CMO	1,688	10	46	1,652
Other debt securities:
Agency notes and bonds	42,400	297	317	42,380
Municipal obligations	29,366	371	281	29,456

Subtotal - debt securities	97,542	1,304	709	98,137

Mutual funds	2,705	36	27	2,714

Total Securities available for sale	$100,247	$1,340	$736	$100,851

Securities held to maturity:
Agency mortgage-backed securities	$18	$0	$0	$18
Municipal obligations	14	0	0	14

Total securities held to maturity	$32	$0	$0	$32

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

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

The amortized cost and fair value of debt securities as of June 30, 2011, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$3,102	$3,134	$0	$0
Due after one year through five years	13,222	13,398	0	0
Due after five years through ten years	14,391	14,681
Due after ten years	43,901	44,579	0	0

	74,616	75,792	0	0
Mortgage-backed securities and CMO	31,949	32,741	17	17

	$106,565	$108,533	$17	$17

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2011, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)
Continuous loss position less than twelve months:
Agency CMO	5	$4,511	$10
Agency notes and bonds	4	4,733	7
Municipal obligations	4	1,377	15

Total less than twelve months	13	10,621	32

Continuous loss position more than twelve months:
Privately-issued CMO	1	369	29
Municipal obligations	2	905	25
Mutual fund	1	349	22

Total more than twelve months	4	1,623	76

Total securities available for sale	17	$12,244	$108

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

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

At June 30, 2011, the 15 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.5% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At June 30, 2011, the privately-issued CMO in a loss position had depreciated approximately 7.3% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair values of the privately-issued CMO portfolio each quarter using an independent third party analysis. At June 30, 2011, the Company holds one privately-issued CMO with an amortized cost of $398,000 and a fair value of $369,000 that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality by various rating agencies. Based on the independent third party analysis performed in June 2011, the Company expects to collect the contractual principal and interest cash flows for this security, and, as a result, no other-than-temporary impairment has been recognized. While the Company did not recognize a credit-related impairment loss at June 30, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Loans and Allowance for Loan Losses

The Company’s loan and allowance for loan loss policies are as follows:

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana. The ability of the Company’s customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become ninety (90) days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss on the loan is remote.

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2011 and December 31, 2010, the Company had no loans outstanding on which a partial charge-off had been recorded.

Installment loans are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 45 days past due. Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, as discussed below.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other known defects. New appraisals are generally obtained for all significant properties when a loan is identified as impaired. Generally, a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management would base its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of at least six consecutive months. At June 30, 2011, troubled debt restructurings totaled $3.7 million and the related allowance for loan losses on troubled debt restructurings was $1.4 million. At December 31, 2010, troubled debt restructurings totaled $3.9 million and the related allowance for loan losses on troubled debt restructurings was $1.5 million. All troubled debt restructurings were on nonaccrual status at June 30, 2011 and December 31, 2010.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at June 30, 2011 and December 31, 2010:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
June 30, 2011
Principal loan balance	$123,361	$9,110	$6,029	$58,143	$26,734	$40,849	$29,587	$293,813
Accrued interest receivable	467	34	14	149	78	154	164	1,060
Net deferred loan origination fees	79	1	0	3	1	101	0	185

Recorded investment in loans	$123,907	$9,145	$6,043	$58,295	$26,813	$41,104	$29,751	$295,058

December 31, 2010
Principal loan balance	$130,143	$9,534	$5,032	$59,901	$21,911	$43,046	$29,234	$298,801
Accrued interest receivable	480	54	16	174	68	171	199	1,162
Net deferred loan origination fees	91	1	0	10	0	120	0	222

Recorded investment in loans	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses and recorded investment in loans as of June 30, 2011, and for the three- and six-month periods then ended is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2011:
Beginning balance	$992	$79	$39	$1,248	$1,211	$562	$446	$4,577
Provisions for loan losses	223	(20)	(13)	91	112	46	(14)	425
Charge-offs	(1)	0	0	(68)	(305)	(51)	(73)	(498)
Recoveries	3	0	0	0	2	5	47	57

Ending balance	$1,217	$59	$26	$1,271	$1,020	$562	$406	$4,561

Changes in Allowance for Loan Losses for the six-months ended June 30, 2011:
Beginning balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473
Provisions for loan losses	454	4	5	288	70	133	(29)	925
Charge-offs	(265)	0	0	(68)	(305)	(208)	(138)	(984)
Recoveries	4	0	0	0	4	31	108	147

Ending balance	$1,217	$59	$26	$1,271	$1,020	$562	$406	$4,561

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$534	$0	$0	$598	$940	$253	$0	$2,325
Collectively evaluated for impairment	683	59	26	673	80	309	406	2,236
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$1,217	$59	$26	$1,271	$1,020	$562	$406	$4,561

Recorded investment in loans:
Individually evaluated for impairment	$3,309	$6	$485	$1,408	$1,999	$480	$0	$7,687
Collectively evaluated for impairment	120,598	9,139	5,558	56,887	24,814	40,624	29,751	287,371
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$123,907	$9,145	$6,043	$58,295	$26,813	$41,104	$29,751	$295,058

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the Company’s allowance for loan losses and recorded investment in loans as of December 31, 2010 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$458	$0	$0	$607	$1,089	$338	$0	$2,492
Collectively evaluated for impairment	566	55	21	444	162	268	465	1,981
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473

Recorded investment in loans:
Individually evaluated for impairment	$3,285	$0	$279	$1,780	$2,168	$398	$17	$7,927
Collectively evaluated for impairment	127,429	9,589	4,769	58,305	19,811	42,939	29,416	292,258
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

At June 30, 2011 and December 31, 2010, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors based on the most recent calendar quarters. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At June 30, 2011 and December 31, 2010, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for the component at June 30, 2011 and December 31, 2010.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for the component at June 30, 2011 and December 31, 2010.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at June 30, 2011 and December 31, 2010.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at June 30, 2011 and December 31, 2010. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $297,000 and $258,000 at June 30, 2011 and December 31, 2010, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The Company’s impaired loans by class of loans as of June 30, 2011 and for the three- and six-month periods then ended is as follows:

	At June 30, 2011			Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$828	$827	$0	$947	$6	$2	$977	$10	$4
Land	6	6	0	6	0	0	4	0	0
Construction	485	485	0	441	0	0	294	0	0
Commercial real estate	401	401	0	438	0	0	424	0	0
Commercial business	0	0	0	0	0	0	7	0	0
HE/2nd mortgage	17	17	0	17	2	0	19	2	0
Other consumer	0	0	0	0	1	1	6	1	1

	1,737	1,736	0	1,849	9	3	1,731	13	5

Loans with an allowance recorded:
Residential	2,481	2,479	534	2,156	0	34	2,187	0	34
Land	0	0	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	93	0	0
Commercial real estate	1,007	1,006	598	1,011	0	0	1,134	0	0
Commercial business	1,999	1,999	940	2,071	0	0	2,097	0	0
HE/2nd mortgage	463	463	253	484	0	0	447	0	0
Other consumer	0	0	0	12	0	0	8	0	0

	5,950	5,947	2,325	5,734	0	34	5,966	0	34

Total:
Residential	3,309	3,306	534	3,103	6	36	3,164	10	38
Land	6	6	0	6	0	0	4	0	0
Construction	485	485	0	441	0	0	387	0	0
Commercial real estate	1,408	1,407	598	1,449	0	0	1,558	0	0
Commercial business	1,999	1,999	940	2,071	0	0	2,104	0	0
HE/2nd mortgage	480	480	253	501	2	0	466	2	0
Other consumer	0	0	0	12	1	1	14	1	1

	$7,687	$7,683	$2,325	$7,583	$9	$37	$7,697	$13	$39

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,037	$1,026	$0
Land	0	0	0
Construction	0	0	0
Commercial real estate	398	398	0
Commercial business	20	20	0
HE/2nd mortgage	25	25	0
Other consumer	17	17	0

	1,497	1,486	0

Loans with an allowance recorded:
Residential	2,248	2,244	458
Land	0	0	0
Construction	279	279	0
Commercial real estate	1,382	1,382	607
Commercial business	2,148	2,148	1,089
HE/2nd mortgage	373	373	338
Other consumer	0	0	0

	6,430	6,426	2,492

Total:
Residential	3,285	3,270	458
Land	0	0	0
Construction	279	279	0
Commercial real estate	1,780	1,780	607
Commercial business	2,168	2,168	1,089
HE/2nd mortgage	398	398	338
Other consumer	17	17	0

	$7,927	$7,912	$2,492

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$3,309	$380	$3,689	$2,951	$334	$3,285
Land	6	0	6	0	0	0
Construction	485	0	485	279	0	279
Commercial real estate	1,408	0	1,408	1,780	0	1,780
Commercial business	1,999	0	1,999	2,148	20	2,168
HE/2nd mortgage	480	131	611	390	8	398
Other consumer	0	34	34	0	17	17

Total	$7,687	$545	$8,232	$7,548	$379	$7,927

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the aging of the recorded investment in loans by class of loans at June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$4,587	$1,422	$1,698	$7,707	$116,200	$123,907
Land	158	84	6	248	8,897	9,145
Construction	249	485	0	734	5,309	6,043
Commercial real estate	111	1,929	642	2,682	55,613	58,295
Commercial business	184	19	0	203	26,610	26,813
HE/2nd mortgage	431	207	398	1,036	40,068	41,104
Other consumer	289	33	34	356	29,395	29,751

Total	$6,009	$4,179	$2,778	$12,966	$282,092	$295,058

The following table presents the aging of the recorded investment in loans by class of loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$5,652	$581	$1,590	$7,823	$122,891	$130,714
Land	143	6	0	149	9,440	9,589
Construction	135	0	279	414	4,634	5,048
Commercial real estate	788	337	678	1,803	58,282	60,085
Commercial business	143	0	2,001	2,144	19,835	21,979
HE/2nd mortgage	596	352	298	1,246	42,091	43,337
Other consumer	362	93	17	472	28,961	29,433

Total	$7,819	$1,369	$4,863	$14,051	$286,134	$300,185

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

Loans not meeting the criteria above that are analyzed individually as part of the described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)

June 30, 2011
Pass	$115,792	$8,636	$5,008	$47,722	$23,341	$39,947	$29,651	$270,097
Special Mention	1,803	258	340	5,700	989	443	87	9,620
Substandard	3,003	245	210	3,465	484	234	13	7,654
Doubtful	3,309	6	485	1,408	1,999	480	0	7,687
Loss	0	0	0	0	0	0	0	0

Ending balance	$123,907	$9,145	$6,043	$58,295	$26,813	$41,104	$29,751	$295,058

December 31, 2010
Pass	$121,604	$9,172	$4,588	$50,742	$18,568	$42,014	$29,275	$275,963
Special Mention	2,691	308	0	4,937	765	695	158	9,554
Substandard	3,468	109	181	2,626	498	238	0	7,120
Doubtful	2,951	0	279	1,780	2,148	390	0	7,548
Loss	0	0	0	0	0	0	0	0

Ending balance	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$941	$988	$1,837	$1,989

Shares:
Weighted average common shares outstanding	2,787,009	2,788,404	2,787,139	2,782,965

Net income attributable to First Capital, Inc. per common share, basic	$0.34	$0.35	$0.66	$0.71

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$941	$988	$1,837	$1,989

Shares:
Weighted average common shares outstanding	2,787,009	2,788,404	2,787,139	2,782,965
Add: Dilutive effect of outstanding options	0	0	0	2,085
Add: Dilutive effect of restricted stock	0	0	0	0

Weighted average common shares outstanding, as adjusted	2,787,009	2,788,404	2,787,139	2,785,050

Net income attributable to First Capital, Inc. per common share, diluted	$0.34	$0.35	$0.66	$0.71

6.	Stock Option Plan

For the six month periods ended June 30, 2011 and 2010, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At June 30, 2011, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Cash payments for:
Interest	$2,200	$3,211
Taxes	794	853

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	467	1,220

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2011 and December 31, 2010. The Company had no liabilities measured at fair value as of June 30, 2011 or December 31, 2010.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)

June 30, 2011
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,338	$0	$12,338
Agency CMO	0	19,245	0	19,245
Privately-issued CMO	0	1,158	0	1,158
Agency notes and bonds	0	46,404	0	46,404
Municipal obligations	0	29,388	0	29,388
Mutual funds	2,694	0	0	2,694

Total securities available for sale	$2,694	$108,533	$0	$111,227

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$5,362	$0	$5,362
Loans held for sale	0	284	0	284
Foreclosed real estate	0	556	0	556

December 31, 2010
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,681	$0	$12,681
Agency CMO	0	11,968	0	11,968
Privately-issued CMO	0	1,652	0	1,652
Agency notes and bonds	0	42,380	0	42,380
Municipal obligations	0	29,456	0	29,456
Mutual funds	2,714	0	0	2,714

Total securities available for sale	$2,714	$98,137	$0	$100,851

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$5,435	$0	$5,435
Loans held for sale	0	4,375	0	4,375
Foreclosed real estate	0	591	0	591

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

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

There were no transfers into or out of the Company’s Level 3 financial assets for the six months ended June 30, 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2011.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$14,125	$14,125	$21,575	$21,575
Securities available for sale	111,227	111,227	100,851	100,851
Securities held to maturity	17	17	32	32
Loans held for sale	284	284	4,375	4,453

Loans, net	289,437	297,033	294,550	307,083

Federal Home Loan Bank stock	2,820	2,820	3,194	3,194
Accrued interest receivable	1,821	1,821	1,894	1,894

Financial liabilities:
Deposits	369,169	371,417	378,003	380,713
Retail repurchase agreements	9,276	9,276	8,669	8,669
Advances from Federal Home Loan Bank	15,279	16,005	15,729	16,483
Accrued interest payable	506	506	649	649

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	0	20	0	49

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

(8 – continued)

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

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value. The fair value of loans held for sale is based on specific prices of underlying contracts for sale to investors.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both scenarios, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the six months ended June 30, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

Total assets decreased from $452.4 million at December 31, 2010 to $445.0 million at June 30, 2011, a decrease of 1.6%.

Net loans receivable (excluding loans held for sale) decreased $5.2 million from $294.6 million at December 31, 2010 to $289.4 million at June 30, 2011. Residential mortgage loans decreased $6.8 million during the six months ended June 30, 2011 primarily due to loan payoffs that have not been replaced by new originations for the Bank’s portfolio as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market. Home equity loans and second mortgages have also declined by $2.2 million during the period. These decreases were partially offset by an increase in commercial business loans of $4.8 million during the period.

Securities available for sale increased $10.3 million from $100.9 million at December 31, 2010 to $111.2 million at June 30, 2011. Purchases of $21.6 million of securities classified as available for sale were made during the six months ended June 30, 2011 and consisted primarily of U.S. government agency notes, bonds and CMOs. Maturities and principal repayments of available for sale securities totaled $6.3 million and $5.2 million, respectively, during the six months ended June 30, 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $21.6 million at December 31, 2010 to $14.1 million at June 30, 2011, primarily due to a decrease of $8.5 million in federal funds sold as excess liquidity was invested in securities available for sale during the period.

Total deposits decreased 2.3% from $378.0 million at December 31, 2010 to $369.2 million at June 30, 2011. Interest-bearing checking and savings deposits decreased $7.8 million during the period, primarily due to normal withdrawals from public fund accounts. Noninterest-bearing checking accounts increased by $5.4 million during the period due to a combination of growth in existing accounts and new accounts.

Federal Home Loan Bank borrowings decreased from $15.7 million at December 31, 2010 to $15.3 million at June 30, 2011.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $8.7 million at December 31, 2010 to $9.3 million at June 30, 2011.

Total stockholders’ equity attributable to the Company increased from $47.9 million at December 31, 2010 to $49.5 million at June 30, 2011 primarily due to a net unrealized gain of $879,000 on securities available for sale and retained net income of $778,000 during the period.

Results of Operations

Net Income attributable to the Company for the six-month periods ended June 30, 2011 and 2010. Net income attributable to the Company was $1.8 million ($0.66 per share diluted) for the six months ended June 30, 2011 compared to $2.0 million ($0.71 per share diluted) for the same period in 2010. The decrease is primarily due to an increase in noninterest expense partially offset by an increase in noninterest income. The Company received a pre-tax refund of $278,000 during the six months ended June 30, 2010 due to disputed ATM charges paid in 2009. If this refund, net of tax, is excluded from earnings for the six months ended June 30, 2010, net income for the period would have been $1.8 million ($0.65 per share diluted).

Net Income attributable to the Company for the three-month periods ended June 30, 2011 and 2010. Net income attributable to the Company was $941,000 ($0.34 per share diluted) for the three months ended June 30, 2011 compared to $988,000 ($0.35 per share diluted) for the same period in 2010. The decrease is primarily due to a decrease in noninterest income partially offset by a decrease in noninterest expense.

Net interest income for the six-month periods ended June 30, 2011 and 2010. Net interest income increased $71,000 for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $813,000 for the six months ended June 30, 2011 compared to the same period in 2010. For the six months ended June 30, 2011, the average balance of interest-earning assets and their tax-equivalent yield were $414.8 million and 5.08%, respectively. During the same period in 2010, the average balance of those assets was $426.7 million and the tax-equivalent yield was 5.31%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types as the Federal Open Market Committee (FOMC) kept interest rates near historic low levels and proceeds from maturing loans and investment securities were re-invested at lower interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $884,000 for the six months ended June 30, 2011 compared to the same period in 2010. The average balance of interest-bearing liabilities decreased from $373.9 million for 2010 to $352.0 million for 2011. The average rate paid on those liabilities decreased from 1.57% for the six months ended June 30, 2010 to 1.17% for the same period in 2011 primarily as a result of the FOMC maintaining the low rate environment previously discussed. As a result, the tax-equivalent interest rate spread increased from 3.74% for the six-month period ended June 30, 2010 to 3.91% for the same period in 2011.

Net interest income for the three-month periods ended June 30, 2011 and 2010. Net interest income decreased $6,000 for the three months ended June 30, 2011 compared to the same period in 2010.

Total interest income decreased $433,000 when comparing the two periods as the average tax-equivalent yield of interest-earning assets decreased from 5.37% during the quarter ended June 30, 2010 to 5.05% for the same period in 2011 and the average balance of interest-earning assets decreased from $425.8 million for 2010 to $419.3 million for 2011.

Total interest expense decreased $427,000 for the three months ended June 30, 2011 compared to the same period in 2010. The average balance and cost of interest-bearing liabilities decreased from $374.7 million and 1.53%, respectively, for the three months ended June 30, 2010 to $354.8 million and 1.13%, respectively, for the same period in 2011.

As a result of the changes described above, the tax-equivalent interest rate spread increased from 3.84% for the quarter ended June 30, 2010 to 3.92% for the same period in 2011.

Provision for loan losses. The provision for loan losses increased from $420,000 for the three-month period ended June 30, 2010 to $425,000 for the same period in 2011, and from $880,000 for the six months ended June 30, 2010 to $925,000 for the six months ended June 30, 2011. Net charge offs amounted to $837,000 and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, gross loans receivable decreased by $5.0 million. As stated earlier in this report, residential mortgage loans and home equity loans and second mortgages decreased $6.8 million and $2.2 million, respectively, while commercial business loans increased $4.8 million during the six months ended June 30, 2011. The increase in the provision reflects continued efforts to offset current period charge-offs and to provide for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

The allowance for loan losses was $4.6 million at June 30, 2011 compared to $4.5 million at December 31, 2010. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At June 30, 2011, nonperforming loans amounted to $8.2 million compared to $7.9 million at December 31, 2010. Included in nonperforming loans are loans over 90 days past due secured by residential mortgages of $380,000, home equity loans and second mortgages of $131,000 and consumer loans of $34,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2011 and December 31, 2010, nonaccrual loans amounted to $7.7 million and $7.5 million, respectively.

Noninterest income for the six-month periods ended June 30, 2011 and 2010. Noninterest income for the six months ended June 30, 2011 increased to $1.9 million compared to $1.8 million for the six months ended June 30, 2010. Service charges on deposits increased $93,000 when comparing the two periods, primarily due to an increase in fees for debit card transactions as customers continue to increase their use of debit cards instead of paper checks.

Noninterest income for the three-month periods ended June 30, 2011 and 2010. Noninterest income for the quarter ended June 30, 2011 decreased to $955,000 compared to $1.0 million for the quarter ended June 30, 2010. Gains on the sale of mortgage loans decreased $62,000 when comparing the two periods primarily due to a continued slowdown in residential home sale and mortgage refinancing activity in the Bank’s market area.

Noninterest expense for the six-month periods ended June 30, 2011 and 2010. Noninterest expense for the six months ended June 30, 2011 increased $338,000 to $6.6 million compared to $6.3 million for the six months ended June 30, 2010. This increase was primarily due to a $337,000 increase in data processing expenses primarily related to the previously mentioned $278,000 refund of disputed ATM charges received in 2010. Compensation and benefits expense also increased $201,000 when comparing the two periods, primarily due to normal salary increases.

Noninterest expense for the three-month periods ended June 30, 2011 and 2010. Noninterest expense for the quarter ended June 30, 2011 decreased $24,000 compared to the quarter ended June 30, 2010. Other operating expenses decreased $149,000 for the three months ended June 30, 2011 as compared to the same period in 2010. This was partially offset by an increase of $137,000 in compensation and benefits expense when comparing the same two periods. The decrease in other operating expenses was primarily due to reductions in the costs associated with the maintenance and sale of foreclosed properties and a decrease in FDIC deposit insurance premiums.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense. Income tax expense for the six-month period ended June 30, 2011 was $677,000, for an effective tax rate of 26.9%, compared to $785,000, for an effective tax rate of 28.2%, for the same period in 2010. For the three-month period ended June 30, 2011, income tax expense and the effective tax rate were $358,000 and 27.5%, respectively, compared to $346,000 and 25.9%, respectively, for the same period in 2010.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2011, the Bank had cash and cash equivalents of $14.1 million and securities available-for-sale with a fair value of $111.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2011, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios of 9.7%, 9.7% and 16.1%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators but with prior notice to the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $298,000 at June 30, 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

For the six months ended June 30, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a sudden and sustained 100 basis point decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the Office of Thrift Supervision (OTS), the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

The following tables are provided by the OTS and set forth the change in the Bank’s NPV at December 31, 2010 and March 31, 2011, based on OTS assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OTS, information as of June 30, 2011 was unavailable for inclusion in this report.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2010
	Net Portfolio Value			Net Portfolio Value as a
Change	Dollar	Dollar	Percent	Percent of Present Value of Assets
In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)

300bp	$54,193	$(8,639)	(14)%	11.82%	(151	)bp
200bp	58,622	(4,210)	(7)	12.63	(70	)bp
100bp	61,429	(1,403)	(2)	13.12	(21	)bp
Static	62,832	0	0	13.33	0	bp
(100)bp	63,835	1,003	2	13.48	15	bp

	At March 31, 2011
	Net Portfolio Value			Net Portfolio Value as a
Change	Dollar	Dollar	Percent	Percent of Present Value of Assets
In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)

300bp	$54,515	$(8,729)	(14)%	11.99%	(153	)bp
200bp	59,040	(4,204)	(7)	12.82	(70	)bp
100bp	61,962	(1,282)	(2)	13.33	(19	)bp
Static	63,244	0	0	13.52	0	bp
(100)bp	64,145	901	1	13.65	13	bp

The preceding tables indicate that the Bank’s NPV would be expected to increase in the event of a sudden and sustained decrease in prevailing interest rates of 100 basis points, but would be expected to decrease in the event of a sudden and sustained increase of 100, 200 or 300 basis points in prevailing interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At June 30, 2011, approximately 48% of the loan portfolio consisted of fixed-rate loans, compared to approximately 50% at December 31, 2010.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2011	0	N/A	0	191,852

May 1 through May 31, 2011	0	N/A	0	191,852

June 1 through June 30, 2011	1,578	$16.80	1,578	190,274

Total	1,578	$16.80	1,578

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employment Agreement with Joel E. Voyles (4)

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.8	*Employment Agreement with William W. Harrod (4)

10.9	* First Capital, Inc. 2009 Equity Incentive Plan (7)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(7)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 11, 2011	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 11, 2011	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer