Form 10-Q
period 2011-09-30
FIRST CAPITAL INC
filed 2011-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,785,693 shares of common stock were outstanding as of October 28, 2011.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and due from banks	$9,579	$10,463
Interest bearing deposits with banks	1,570	2,496
Federal funds sold	3,689	8,616

Total cash and cash equivalents	14,838	21,575

Securities available for sale, at fair value	106,851	100,851
Securities-held to maturity	16	32
Loans, net	285,460	294,550
Loans held for sale	696	4,375
Federal Home Loan Bank stock, at cost	2,820	3,194
Foreclosed real estate	408	591
Premises and equipment	10,758	10,992
Accrued interest receivable	1,941	1,894
Cash value of life insurance	5,943	5,789
Goodwill	5,386	5,386
Core deposit intangibles	48	98
Other assets	2,125	3,051

Total Assets	$437,290	$452,378

LIABILITIES
Deposits:
Noninterest-bearing	$47,703	$40,774
Interest-bearing	314,422	337,229

Total deposits	362,125	378,003

Retail repurchase agreements	9,165	8,669
Advances from Federal Home Loan Bank	13,350	15,729
Accrued interest payable	454	649
Accrued expenses and other liabilities	1,578	1,324

Total liabilities	386,672	404,374

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,164,420 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	31,784	30,442
Accumulated other comprehensive income	1,693	391
Less treasury stock, at cost - 378,727 shares (377,119 shares in 2010)	(7,312)	(7,285)

Total First Capital, Inc. stockholders’ equity	50,510	47,893

Noncontrolling interest in subsidiary	108	111

Total equity	50,618	48,004

Total Liabilities and Equity	$437,290	$452,378

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,300	$4,684	$12,990	$14,056
Securities:
Taxable	520	509	1,471	1,629
Tax-exempt	254	272	796	795
Federal Home Loan Bank dividends	20	9	66	44
Fed funds sold and interest bearing deposits with banks	7	9	27	21

Total interest income	5,101	5,483	15,350	16,545
INTEREST EXPENSE
Deposits	739	1,048	2,447	3,434
Retail repurchase agreements	14	21	48	55
Advances from Federal Home Loan Bank	144	257	460	779

Total interest expense	897	1,326	2,955	4,268
Net interest income	4,204	4,157	12,395	12,277
Provision for loan losses	400	590	1,325	1,470

Net interest income after provision for loan losses	3,804	3,567	11,070	10,807
NON-INTEREST INCOME
Service charges on deposit accounts	750	715	2,157	2,029
Commission income	61	33	143	109
Gain (loss) on sale of securities	11	0	(8)	0
Gain on sale of mortgage loans	169	194	394	473
Mortgage brokerage fees	9	0	39	0
Increase in cash surrender value of life insurance	50	54	154	164
Other income	24	24	73	71

Total non-interest income	1,074	1,020	2,952	2,846

NON-INTEREST EXPENSE
Compensation and benefits	1,883	1,792	5,594	5,302
Occupancy and equipment	312	356	952	1,041
Data processing	297	285	878	529
Professional fees	151	158	464	548
Advertising	72	54	185	145
Other operating expenses	616	670	1,881	2,035

Total non-interest expense	3,331	3,315	9,954	9,600

Income before income taxes	1,547	1,272	4,068	4,053
Income tax expense	451	359	1,128	1,144

Net Income	$1,096	$913	$2,940	$2,909
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10

Net Income Attributable to First Capital, Inc.	$1,093	$910	$2,930	$2,899

Other comprehensive income, net of tax
Unrealized gain on securities available for sale:
Unrealized holding gains arising during the period	430	373	1,297	962
Less: reclassification adjustment	(7)	0	5	0

Other comprehensive income	423	373	1,302	962

Comprehensive Income	$1,516	$1,283	$4,232	$3,861

Earnings per common share attributable to First Capital, Inc.
Basic	$0.39	$0.33	$1.05	$1.04

Diluted	$0.39	$0.33	$1.05	$1.04

Dividends per share	$0.19	$0.19	$0.57	$0.55

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,940	$2,909
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	695	666
Depreciation and amortization expense	608	683
Deferred income taxes	(54)	108
Increase in cash value of life insurance	(154)	(164)
Provision for loan losses	1,325	1,470
Loss on sale of securities	8	—
Proceeds from sales of mortgage loans	18,343	26,245
Mortgage loans originated for sale	(14,270)	(27,840)
Net gain on sale of mortgage loans	(394)	(473)
(Increase) decrease in accrued interest receivable	(47)	100
Decrease in accrued interest payable	(195)	(329)
Net change in other assets/liabilities	499	794

Net Cash Provided By Operating Activities	9,304	4,169

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(27,542)	(42,006)
Proceeds from maturities of securities available for sale	14,355	32,304
Proceeds from maturities of securities held to maturity	14	21
Proceeds from sales of securities available for sale	1,399	0
Principal collected on mortgage-backed obligations	7,124	9,661
Net decrease in loans receivable	7,389	7,885
Proceeds from sale of foreclosed real estate	559	798
Proceeds from redemption of Federal Home Loan Bank stock	374	0
Purchase of premises and equipment	(323)	(194)

Net Cash Provided By Investing Activities	3,349	8,469

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(15,878)	(4,703)
Net increase in retail repurchase agreements	496	1,274
Net decrease in advances from Federal Home Loan Bank	(2,379)	(2,047)
Exercise of stock options	0	282
Purchase of treasury stock	(27)	(43)
Dividends paid	(1,602)	(1,547)

Net Cash Used In Financing Activities	(19,390)	(6,784)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,737)	5,854
Cash and cash equivalents at beginning of period	21,575	15,857

Cash and Cash Equivalents at End of Period	$14,838	$21,711

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the thrift holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At September 30, 2011, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011 and 2010 and the cash flows for the nine months ended September 30, 2011 and 2010. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 855, Subsequent Events, management has evaluated subsequent events through the date of issuance of these financial statements, and concluded that no events occurred that were of a material nature.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the Company includes net income attributable to the Company and other comprehensive income representing the net unrealized gains and losses on securities available for sale. The following table sets forth the components of other comprehensive income and the allocated tax amounts for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$711	$617	$2,148	$1,593
Income tax expense	(281)	(244)	(851)	(631)

Net of tax amount	430	373	1,297	962
Less: reclassification adjustment for (gains) losses included in net income	(11)	0	8	0
Income tax expense (benefit)	4	0	(3)	0

Net of tax amount	(7)	0	5	0

Other comprehensive income	$423	$373	$1,302	$962

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2011 and December 31, 2010 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2011
Securities available for sale:
Agency mortgage-backed securities	$10,578	$612	$0	$11,190
Agency CMO	21,150	165	49	21,266
Privately-issued CMO	1,031	18	38	1,011
Other debt securities:
Agency notes and bonds	42,194	552	4	42,742
Municipal obligations	26,905	1,372	0	28,277

Subtotal - debt securities	101,858	2,719	91	104,486

Mutual funds	2,350	56	41	2,365

Total securities available for sale	$104,208	$2,775	$132	$106,851

Securities held to maturity:
Agency mortgage-backed securities	$16	$0	$0	$16
Municipal obligations	0	0	0	0

Total securities held to maturity	$16	$0	$0	$16

December 31, 2010
Securities available for sale:
Agency mortgage-backed securities	$12,101	$580	$0	$12,681
Agency CMO	11,987	46	65	11,968
Privately-issued CMO	1,688	10	46	1,652
Other debt securities:
Agency notes and bonds	42,400	297	317	42,380
Municipal obligations	29,366	371	281	29,456

Subtotal - debt securities	97,542	1,304	709	98,137

Mutual funds	2,705	36	27	2,714

Total securities available for sale	$100,247	$1,340	$736	$100,851

Securities held to maturity:
Agency mortgage-backed securities	$18	$0	$0	$18
Municipal obligations	14	0	0	14

Total securities held to maturity	$32	$0	$0	$32

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

The amortized cost and fair value of debt securities as of September 30, 2011, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$2,823	$2,857	$0	$0
Due after one year through five years	9,431	9,565	0	0
Due after five years through ten years	13,665	14,143
Due after ten years	43,180	44,454	0	0

	69,099	71,019	0	0

Mortgage-backed securities and CMO	32,759	33,467	16	16

	$101,858	$104,486	$16	$16

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2011, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency CMO	9	$8,027	$49
Agency notes and bonds	1	1,071	4

Total less than twelve months	10	9,098	53

Continuous loss position more than twelve months:
Privately-issued CMO	1	286	38
Mutual fund	1	334	41

Total more than twelve months	2	620	79

Total securities available for sale	12	$9,718	$132

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

At September 30, 2011, the 10 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.6% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At September 30, 2011, the privately-issued CMO in a loss position had depreciated approximately 11.6% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair values of the privately-issued CMO portfolio each quarter using an independent third party analysis. At September 30, 2011, the Company holds one privately-issued CMO with an amortized cost of $323,000 and a fair value of $286,000 that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality by various rating agencies. Based on the independent third party analysis performed in September 2011, the Company expects to collect the contractual principal and interest cash flows for this security, and, as a result, no other-than-temporary impairment has been recognized. While the Company did not recognize a credit-related impairment loss at September 30, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

The Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities of $16,000 and gross losses on sales of available for sale municipal securities of $24,000 for the nine months ended September 30, 2011. During the three months ended September 30, 2011, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities of $16,000 and gross losses on available for sale municipal securities of $5,000. There were no sales of investment securities during the three and nine month periods ended September 30, 2010.

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

The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2011, the Company had one loan on which a partial charge-off of $36,000 had been recorded.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at September 30, 2011 and December 31, 2010:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
September 30, 2011

Principal loan balance	$121,379	$7,711	$6,997	$59,541	$24,460	$39,751	$30,120	$289,959

Accrued interest receivable	455	45	16	147	76	153	187	1,079

Net deferred loan origination fees	77	1	0	3	(11)	94	0	164

Recorded investment in loans	$121,911	$7,757	$7,013	$59,691	$24,525	$39,998	$30,307	$291,202

December 31, 2010

Principal loan balance	$130,143	$9,534	$5,032	$59,901	$21,911	$43,046	$29,234	$298,801

Accrued interest receivable	480	54	16	174	68	171	199	1,162

Net deferred loan origination fees	91	1	0	10	0	120	0	222

Recorded investment in loans	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses and recorded investment in loans as of September 30, 2011, and for the three- and nine-month periods then ended is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2011:
Beginning balance	$1,217	$59	$26	$1,271	$1,020	$562	$406	$4,561
Provisions for loan losses	146	2	2	114	130	3	3	400
Charge-offs	(80)	0	0	0	0	(250)	(73)	(403)
Recoveries	5	0	3	0	36	16	45	105

Ending balance	$1,288	$61	$31	$1,385	$1,186	$331	$381	$4,663

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2011:
Beginning balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473
Provisions for loan losses	601	6	7	402	199	136	(26)	1,325
Charge-offs	(346)	0	0	(68)	(305)	(458)	(211)	(1,388)
Recoveries	9	0	3	0	41	47	153	253

Ending balance	$1,288	$61	$31	$1,385	$1,186	$331	$381	$4,663

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$606	$0	$0	$592	$937	$34	$0	$2,169
Collectively evaluated for impairment	682	61	31	793	249	297	381	2,494
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$1,288	$61	$31	$1,385	$1,186	$331	$381	$4,663

Recorded investment in loans:
Individually evaluated for impairment	$3,292	$6	$176	$1,082	$2,012	$82	$5	$6,655
Collectively evaluated for impairment	118,619	7,751	6,837	58,609	22,513	39,916	30,302	284,547
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$121,911	$7,757	$7,013	$59,691	$24,525	$39,998	$30,307	$291,202

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

At September 30, 2011 and December 31, 2010, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors based on the most recent calendar quarters. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At September 30, 2011 and December 31, 2010, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for the component at September 30, 2011 and December 31, 2010.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for the component at September 30, 2011 and December 31, 2010.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at September 30, 2011 and December 31, 2010.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at September 30, 2011 and December 31, 2010. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $291,000 and $258,000 at September 30, 2011 and December 31, 2010, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The Company’s impaired loans by class of loans as of September 30, 2011 and for the three- and nine-month periods then ended is as follows:

	At September 30, 2011			Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$811	$809	$0	$820	$3	$2	$936	$13	$5
Land	6	6	0	6	1	3	5	1	3
Construction	176	176	0	331	0	0	264	0	0
Commercial real estate	81	81	0	241	9	9	339	9	9
Commercial business	49	49	0	25	0	0	17	0	0
Home Equity/2nd mortgage	15	14	0	16	2	1	18	4	2
Other consumer	5	5	0	3	2	0	6	3	1

	1,143	1,140	0	1,442	17	15	1,585	30	20

Loans with an allowance recorded:
Residential	2,481	2,478	606	2,481	5	0	2,260	0	36
Land	0	0	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	70	0	0
Commercial real estate	1,001	1,001	592	1,004	0	0	1,101	0	0
Commercial business	1,963	1,963	937	1,981	0	0	2,063	0	0
Home Equity/2nd mortgage	67	67	34	265	0	0	352	0	0
Other consumer	0	0	0	0	0	0	6	0	0

	5,512	5,509	2,169	5,731	5	0	5,852	0	36

Total:
Residential	3,292	3,287	606	3,301	8	2	3,196	13	41
Land	6	6	0	6	1	3	5	1	3
Construction	176	176	0	331	0	0	334	0	0
Commercial real estate	1,082	1,082	592	1,245	9	9	1,440	9	9
Commercial business	2,012	2,012	937	2,006	0	0	2,080	0	0
Home Equity/2nd mortgage	82	81	34	281	2	1	370	4	2
Other consumer	5	5	0	3	2	0	12	3	1

	$6,655	$6,649	$2,169	$7,173	$22	$15	$7,437	$30	$56

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,037	$1,026	$0
Land	0	0	0
Construction	0	0	0
Commercial real estate	398	398	0
Commercial business	20	20	0
Home Equity/2nd mortgage	25	25	0
Other consumer	17	17	0

	1,497	1,486	0

Loans with an allowance recorded:
Residential	2,248	2,244	458
Land	0	0	0
Construction	279	279	0
Commercial real estate	1,382	1,382	607
Commercial business	2,148	2,148	1,089
Home Equity/2nd mortgage	373	373	338
Other consumer	0	0	0

	6,430	6,426	2,492

Total:
Residential	3,285	3,270	458
Land	0	0	0
Construction	279	279	0
Commercial real estate	1,780	1,780	607
Commercial business	2,168	2,168	1,089
Home Equity/2nd mortgage	398	398	338
Other consumer	17	17	0

	$7,927	$7,912	$2,492

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$3,292	$187	$3,479	$2,951	$334	$3,285
Land	6	82	88	0	0	0
Construction	176	0	176	279	0	279
Commercial real estate	1,082	1,171	2,253	1,780	0	1,780
Commercial business	2,012	0	2,012	2,148	20	2,168
Home Equity/2nd mortgage	82	167	249	390	8	398
Other consumer	5	115	120	0	17	17

Total	$6,655	$1,722	$8,377	$7,548	$379	$7,927

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the aging of the recorded investment in loans by class of loans at September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$4,197	$1,027	$1,922	$7,146	$114,765	$121,911
Land	280	4	88	372	7,385	7,757
Construction	88	176	0	264	6,749	7,013
Commercial real estate	0	0	1,627	1,627	58,064	59,691
Commercial business	0	0	49	49	24,476	24,525
Home Equity/2nd mortgage	382	112	227	721	39,277	39,998
Other consumer	304	39	115	458	29,849	30,307

Total	$5,251	$1,358	$4,028	$10,637	$280,565	$291,202

The following table presents the aging of the recorded investment in loans by class of loans at December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$5,652	$581	$1,590	$7,823	$122,891	$130,714
Land	143	6	0	149	9,440	9,589
Construction	135	0	279	414	4,634	5,048
Commercial real estate	788	337	678	1,803	58,282	60,085
Commercial business	143	0	2,001	2,144	19,835	21,979
Home Equity/2nd mortgage	596	352	298	1,246	42,091	43,337
Other consumer	362	93	17	472	28,961	29,433

Total	$7,819	$1,369	$4,863	$14,051	$286,134	$300,185

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

Loans not meeting the criteria above that are analyzed individually as part of the described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
September 30, 2011
Pass	$113,894	$7,219	$6,276	$49,594	$20,694	$39,225	$30,091	$266,993
Special Mention	1,772	289	404	5,529	1,265	325	158	9,742
Substandard	2,953	243	157	3,486	554	366	53	7,812
Doubtful	3,292	6	176	1,082	2,012	82	5	6,655
Loss	0	0	0	0	0	0	0	0

Ending balance	$121,911	$7,757	$7,013	$59,691	$24,525	$39,998	$30,307	$291,202

December 31, 2010
Pass	$121,604	$9,172	$4,588	$50,742	$18,568	$42,014	$29,275	$275,963
Special Mention	2,691	308	0	4,937	765	695	158	9,554
Substandard	3,468	109	181	2,626	498	238	0	7,120
Doubtful	2,951	0	279	1,780	2,148	390	0	7,548
Loss	0	0	0	0	0	0	0	0

Ending balance	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Modification of a loan is considered to be a troubled debt restructuring (TDR) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

Loans modified in a TDR are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of at least six consecutive months.

The following table summarizes the Company’s TDRs by class of loan and accrual status at September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$112	$701	$813	$89	$0	$623	$623	$71
Construction	157	176	333	0	0	279	279	0
Commercial real estate	1,168	683	1,851	428	0	1,057	1,057	444
Commercial business	0	1,876	1,876	914	0	1,909	1,909	914
Consumer	8	0	8	0	0	75	75	75

Total	$1,445	$3,436	$4,881	$1,431	$0	$3,943	$3,943	$1,504

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes information in regard to TDRs that occurred during the three- and nine-month periods ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings:
Residential real estate	2	$211	$211	2	$211	$211
Construction	2	333	333	2	333	333
Commercial real estate	2	1,168	1,168	2	1,168	1,168
Commercial business	0	0	0	0	0	0
Consumer	1	8	8	1	8	8

Total	7	$1,720	$1,720	7	$1,720	$1,720

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate and the deferral of past due principal and interest until maturity, or the consolidation of outstanding loans at a reduced interest rate.

There were no TDRs modified within the previous twelve months for which there was a payment default (defined as more than 90 days past due) during the three or nine months ended September 30, 2011.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$1,093	$910	$2,930	$2,899

Shares:
Weighted average common shares outstanding	2,785,693	2,787,365	2,786,652	2,784,446

Net income attributable to First Capital, Inc. per common share, basic	$0.39	$0.33	$1.05	$1.04

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,093	$910	$2,930	$2,899

Shares:
Weighted average common shares outstanding	2,785,693	2,787,365	2,786,652	2,784,446
Add: Dilutive effect of outstanding options	0	0	0	1,388
Add: Dilutive effect of restricted stock	0	0	0	0

Weighted average common shares outstanding, as adjusted	2,785,693	2,787,365	2,786,652	2,785,834

Net income attributable to First Capital, Inc. per common share, diluted	$0.39	$0.33	$1.05	$1.04

6.	Stock Option Plan

For the nine month periods ended September 30, 2011 and 2010, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At September 30, 2011, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash payments for:
Interest	$3,150	$4,596
Taxes	1,041	851

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	775	1,679

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2011 and December 31, 2010. The Company had no liabilities measured at fair value as of September 30, 2011 or December 31, 2010.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2011
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$11,190	$0	$11,190
Agency CMO	0	21,266	0	21,266
Privately-issued CMO	0	1,011	0	1,011
Agency notes and bonds	0	42,742	0	42,742
Municipal obligations	0	28,277	0	28,277
Mutual funds	2,365	0	0	2,365

Total securities available for sale	$2,365	$104,486	$0	$106,851

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$4,486	$0	$4,486
Loans held for sale	0	696	0	696
Foreclosed real estate	0	408	0	408

December 31, 2010
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,681	$0	$12,681
Agency CMO	0	11,968	0	11,968
Privately-issued CMO	0	1,652	0	1,652
Agency notes and bonds	0	42,380	0	42,380
Municipal obligations	0	29,456	0	29,456
Mutual funds	2,714	0	0	2,714

Total securities available for sale	$2,714	$98,137	$0	$100,851

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$5,435	$0	$5,435
Loans held for sale	0	4,375	0	4,375
Foreclosed real estate	0	591	0	591

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

There were no transfers into or out of the Company’s Level 3 financial assets for the nine months ended September 30, 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2011.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$14,838	$14,838	$21,575	$21,575
Securities available for sale	106,851	106,851	100,851	100,851
Securities held to maturity	16	16	32	32
Loans held for sale	696	696	4,375	4,453

Loans, net	285,460	293,864	294,550	307,083

Federal Home Loan Bank stock	2,820	2,820	3,194	3,194
Accrued interest receivable	1,941	1,941	1,894	1,894

Financial liabilities:
Deposits	362,125	364,777	378,003	380,713
Retail repurchase agreements	9,165	9,165	8,669	8,669
Advances from Federal Home
Loan Bank	13,350	13,954	15,729	16,483
Accrued interest payable	454	454	649	649

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	0	6	0	49

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments enacted by ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this update is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine months ended September 30, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Financial Condition

Total assets decreased from $452.4 million at December 31, 2010 to $437.3 million at September 30, 2011, a decrease of 3.3%.

Net loans receivable (excluding loans held for sale) decreased $9.1 million from $294.6 million at December 31, 2010 to $285.5 million at September 30, 2011. Residential mortgage loans decreased $8.8 million during the nine months ended September 30, 2011 primarily due to loan payoffs that have not been replaced by new originations for the Bank’s portfolio as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market. Home equity loans and second mortgages also declined by $3.3 million during the period. These decreases were partially offset by an increase in commercial business loans of $2.5 million during the period.

Securities available for sale increased $6.0 million from $100.9 million at December 31, 2010 to $106.9 million at September 30, 2011. Purchases of $27.5 million of securities classified as available for sale were made during the nine months ended September 30, 2011 and consisted primarily of U.S. government agency notes, bonds and CMOs. Maturities and principal repayments of available for sale securities totaled $14.4 million and $7.1 million, respectively, during the nine months ended September 30, 2011.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $21.6 million at December 31, 2010 to $14.8 million at September 30, 2011, primarily due to a decrease of $4.9 million in federal funds sold as excess liquidity was invested in securities available for sale during the period.

Total deposits decreased 4.2% from $378.0 million at December 31, 2010 to $362.1 million at September 30, 2011. Interest-bearing checking and savings deposits decreased $13.0 million during the period, primarily due to normal withdrawals from public fund accounts. Noninterest-bearing checking accounts increased by $6.9 million during the period due to a combination of growth in existing accounts and an increase in new accounts.

Federal Home Loan Bank borrowings decreased from $15.7 million at December 31, 2010 to $13.4 million at September 30, 2011.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $8.7 million at December 31, 2010 to $9.2 million at September 30, 2011.

Total stockholders’ equity attributable to the Company increased from $47.9 million at December 31, 2010 to $50.5 million at September 30, 2011 primarily due to an increase of $1.3 million in the net unrealized gain on securities available for sale and retained net income of $1.3 million during the period.

Results of Operations

Net Income attributable to the Company for the nine-month periods ended September 30, 2011 and 2010. Net income attributable to the Company was $2.9 million ($1.05 per share diluted) for the nine months ended September 30, 2011 compared to $2.9 million ($1.04 per share diluted) for the same period in 2010. The Company received a pre-tax refund of $278,000 during the nine months ended September 30, 2010 due to disputed ATM charges paid in 2009. If this refund, net of tax, is excluded from earnings for the nine months ended September 30, 2010, net income for the period would have been $2.7 million ($0.98 per share diluted).

Net Income attributable to the Company for the three-month periods ended September 30, 2011 and 2010. Net income attributable to the Company was $1.1 million ($0.39 per share diluted) for the three months ended September 30, 2011 compared to $910,000 ($0.33 per share diluted) for the same period in 2010. The increase is primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan losses.

Net interest income for the nine-month periods ended September 30, 2011 and 2010. Net interest income increased $118,000 for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase in the tax-equivalent interest rate spread.

Total interest income decreased $1.2 million for the nine months ended September 30, 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, the average balance of interest-earning assets and their tax-equivalent yield were $413.1 million and 5.09%, respectively. During the same period in 2010, the average balance of those assets was $422.0 million and the tax-equivalent yield was 5.36%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types as the Federal Open Market Committee (FOMC) kept interest rates near historic low levels and proceeds from maturing loans and investment securities were re-invested at lower interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $1.3 million for the nine months ended September 30, 2011 compared to the same period in 2010. The average balance of interest-bearing liabilities decreased from $369.3 million for the nine months ended September 30, 2010 to $348.4 million for the nine months ended September 30, 2011. The average rate paid on those liabilities decreased from 1.54% for the nine months ended September 30, 2010 to 1.13% for the same period in 2011 primarily as a result of the FOMC maintaining the low rate environment previously discussed. As a result, the tax-equivalent interest rate spread increased from 3.82% for the nine-month period ended September 30, 2010 to 3.96% for the same period in 2011.

Net interest income for the three-month periods ended September 30, 2011 and 2010. Net interest income increased $47,000 for the three months ended September 30, 2011 compared to the same period in 2010.

Total interest income decreased $382,000 when comparing the two periods as the average tax-equivalent yield of interest-earning assets decreased from 5.45% for the quarter ended September 30, 2010 to 5.12% for the same period in 2011 and the average balance of interest-earning assets decreased from $412.6 million for 2010 to $409.6 million for 2011.

Total interest expense decreased $429,000 for the three months ended September 30, 2011 compared to the same period in 2010. The average balance and cost of interest-bearing liabilities decreased from $360.0 million and 1.47%, respectively, for the three months ended September 30, 2010 to $341.3 million and 1.05%, respectively, for the same period in 2011.

As a result of the changes described above, the tax-equivalent interest rate spread increased from 3.98% for the quarter ended September 30, 2010 to 4.07% for the same period in 2011.

Provision for loan losses. The provision for loan losses decreased from $590,000 for the three-month period ended September 30, 2010 to $400,000 for the same period in 2011, and from $1.5 million for the nine months ended September 30, 2010 to $1.3 million for the nine months ended September 30, 2011. Net charge offs amounted to $1.1 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, gross loans receivable decreased by $8.9 million. As stated earlier in this report, residential mortgage loans and home equity loans and second mortgages decreased $8.8 million and $3.3 million, respectively, while commercial business loans increased $2.5 million during the nine months ended September 30, 2011. The decrease in the provision is primarily related to the decrease in charge-offs for 2011 compared to 2010 and a decrease in nonaccrual loans.

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

The allowance for loan losses was $4.7 million at September 30, 2011 compared to $4.5 million at December 31, 2010. Management has deemed these amounts as adequate on those dates based on its best estimate of probable known and inherent loan losses. At September 30, 2011, nonperforming loans amounted to $8.4 million compared to $7.9 million at December 31, 2010. Included in nonperforming loans are loans over 90 days past due secured by commercial real estate loans of $1.2 million, residential mortgages of $187,000, home equity loans and second mortgages of $167,000, consumer loans of $115,000 and land loans of $82,000. These loans are accruing interest as the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2011 and December 31, 2010, nonaccrual loans amounted to $6.7 million and $7.5 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2011 and 2010. Noninterest income for the nine months ended September 30, 2011 increased to $3.0 million compared to $2.8 million for the nine months ended September 30, 2010. Service charges on deposits increased $128,000 when comparing the two periods, primarily due to an increase in fees for debit card transactions as customers continue to increase their use of debit cards instead of paper checks.

Noninterest income for the three-month periods ended September 30, 2011 and 2010. Noninterest income for the quarter ended September 30, 2011 increased $54,000 to $1.1 million compared to the quarter ended September 30, 2010. Service charges on deposits and commission income increased $35,000 and $28,000, respectively, when comparing the two periods.

Noninterest expense for the nine-month periods ended September 30, 2011 and 2010. Noninterest expense for the nine months ended September 30, 2011 increased $354,000 to $10.0 million compared to $9.6 million for the nine months ended September 30, 2010. This increase was primarily due to a $349,000 increase in data processing expenses primarily related to the previously mentioned $278,000 refund of disputed ATM charges received in 2010. Compensation and benefits expense also increased $292,000 when comparing the two periods, primarily due to normal salary increases.

Noninterest expense for the three-month periods ended September 30, 2011 and 2010. Noninterest expense for the quarter ended September 30, 2011 increased $16,000 compared to the quarter ended September 30, 2010. Compensation and benefits expense increased $91,000 for the three months ended September 30, 2011 as compared to the same period in 2010. This increase was partially offset by a decrease of $54,000 in other operating expenses when comparing the same two periods. The decrease in other operating expenses was primarily due to reductions in the costs associated with the maintenance and sale of foreclosed properties and a decrease in FDIC deposit insurance premiums.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2011 was $1.1 million, for an effective tax rate of 27.7%, compared to $1.1 million, for an effective tax rate of 28.2%, for the same period in 2010. For the three-month period ended September 30, 2011, income tax expense and the effective tax rate were $451,000 and 29.2%, respectively, compared to $359,000 and 28.2%, respectively, for the same period in 2010.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2011, the Bank had cash and cash equivalents of $14.8 million and securities available-for-sale with a fair value of $106.9 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators but with prior notice to the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $292,000 at September 30, 2011.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2011, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios of 10.0%, 10.0% and 16.6%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a sudden and sustained 100 basis point decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the Office of the Comptroller of the Currency (OCC), the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

The following tables are provided by the OCC and set forth the change in the Bank’s NPV at December 31, 2010 and June 30, 2011, based on OCC assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change. Given the timing of the release of this information by the OCC, information as of September 30, 2011 was unavailable for inclusion in this report.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

	At December 31, 2010
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$54,193	$(8,639)	(14)%	11.82%	(151	)bp
200bp	58,622	(4,210)	(7)	12.63	(70	)bp
100bp	61,429	(1,403)	(2)	13.12	(21	)bp
Static	62,832	0	0	13.33	0	bp
(100)bp	63,835	1,003	2	13.48	15	bp

	At June 30, 2011
	Net Portfolio Value			Net Portfolio Value as a
	Dollar	Dollar	Percent	Percent of Present Value of Assets
Change In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$57,553	$(6,146)	(10)%	12.71%	(103	)bp
200bp	61,446	(2,253)	(4)	13.42	(32	)bp
100bp	63,284	(415)	(1)	13.72	(2	)bp
Static	63,699	0	0	13.74	0	bp
(100)bp	63,776	77	0	13.73	(1	)bp

The preceding tables indicate that the Bank’s NPV would be expected to increase in the event of a sudden and sustained decrease in prevailing interest rates of 100 basis points, but would be expected to decrease in the event of a sudden and sustained increase of 100, 200 or 300 basis points in prevailing interest rates. The expected decrease in the Bank’s NPV given an increase in rates is primarily attributable to the relatively high percentage of fixed-rate loans in the Bank’s loan portfolio. At September 30, 2011, approximately 48% of the loan portfolio consisted of fixed-rate loans, compared to approximately 50% at December 31, 2010.

Certain assumptions utilized by the OCC in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding tables. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2011	0	N/A	0	190,274

August 1 through August 31, 2011	0	N/A	0	190,274

September 1 through September 30, 2011	0	N/A	0	190,274

Total	0	N/A	0

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employee Severance Compensation Plan (3)

10.4	*Employment Agreement with William W. Harrod (4)

10.5	* First Capital, Inc. 2009 Equity Incentive Plan (5)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2011	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated November 14, 2011	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer