Form 10-K
period 2011-12-31
FIRST CAPITAL INC
filed 2012-03-22
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $46.0 million, based upon the closing price of $17.90 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 12, 2012 was 2,785,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Annual Report of Stockholders and of the Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Parts II and III, respectively, of this Form 10-K.

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

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to materially differ from those expressed or implied by the forward-looking statements. Factors which could affect actual results include, but are not limited to, interest rate trends; the general economic climate in the specific market area in which First Capital operates, as well as nationwide; First Capital’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as may be required by applicable law or regulation, First Capital assumes no obligation to update any forward-looking statements.

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

The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are federally insured by the FDIC under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

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

Market Area and Competition

The Bank considers Harrison, Floyd, Clark and Washington counties in Indiana its primary market area. All of its offices are located in these four counties, which results in most of the Bank’s loans being made in these four counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. The Bank aggressively competes for business with local banks, as well as large regional banks. Its most direct competition for deposit and loan business comes from the commercial banks operating in these four counties. Based on data published by the FDIC, the Bank is the leader among FDIC-insured institutions in deposit market share in Harrison County, the Bank’s primary county of operation.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$116,338	40.84%	$130,143	43.11%	$139,085	43.45%	$150,576	45.96%	$161,554	47.11%
Land	9,910	3.48	9,534	3.16	10,288	3.21	9,475	2.89	12,032	3.51
Commercial real estate	57,680	20.25	59,901	19.84	60,580	18.92	65,367	19.95	64,878	18.92
Residential construction	10,988	3.86	8,151	2.70	13,862	4.33	9,577	2.92	12,963	3.78
Commercial real estate construction	743	0.26	0	0.00	0	0.00	0	0.00	0	0.00

Total mortgage loans	195,659	68.69	207,729	68.81	223,815	69.91	234,995	71.72	251,427	73.32

Consumer Loans:
Home equity and second mortgage loans	38,641	13.57	43,046	14.26	46,360	14.48	43,031	13.14	41,035	11.97
Automobile loans	20,627	7.24	19,384	6.42	17,714	5.53	16,523	5.04	15,645	4.56
Loans secured by savings accounts	767	0.27	1,042	0.34	1,361	0.43	1,972	0.60	2,406	0.70
Unsecured loans	3,126	1.10	3,076	1.02	2,677	0.84	2,807	0.86	2,848	0.83
Other(2)	5,312	1.86	5,732	1.90	5,321	1.66	5,419	1.65	5,349	1.56

Total consumer loans	68,473	24.04	72,280	23.94	73,433	22.94	69,752	21.29	67,283	19.62

Commercial business loans	20,722	7.27	21,911	7.25	22,861	7.15	22,881	6.99	24,210	7.06

Total gross loans	284,854	100.00%	301,920	100.00%	320,109	100.00%	327,628	100.00%	342,920	100.00%

Less:
Due to borrowers on loans in process	4,768		3,119		4,372		2,828		6,430
Deferred loan fees net of direct costs	(143)		(222)		(286)		(247)		(205)
Allowance for loan losses	4,182		4,473		4,931		2,662		2,232

Total loans, net	$276,047		$294,550		$311,092		$322,385		$334,463

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of one-to-four family residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. To a lesser extent, the Bank also originates loans secured by multi-family properties, which constituted approximately 10% of the residential loan portfolio at December 31, 2011. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. During 2005, the Bank hired a mortgage banking manager, charged with hiring more mortgage originators and increasing the Bank’s secondary market business in Southern Indiana. For the year ended December 31, 2011, the Bank originated and funded $31.6 million of residential mortgage loans for sale in the secondary market. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

Construction Loans. The Bank originates construction loans for residential properties and, to a lesser extent, commercial properties. Although the Bank originates construction loans that are repaid with the proceeds of a limited number of mortgage loans obtained by the borrower from another lender, the majority of the construction loans that the Bank originates are permanently financed in the secondary market by the Bank. Construction loans are generally originated for a term of six to 12 months and at a fixed interest rate based on the prime rate at the date of origination.

Speculative construction loans are loans for which there is not a commitment for permanent financing in place at the time the construction loan was originated. The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2011, the Bank had approved speculative construction loans with total commitments of $2.3 million and outstanding balances of $1.8 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

Most construction loans are originated with a loan-to-value ratio not to exceed 80% of the appraised estimated value of the completed property. The construction loan documents require the disbursement of the loan proceeds in increments as construction progresses. Disbursements are based on periodic on-site inspections by an independent appraiser.

Construction lending is inherently riskier than traditional residential mortgage lending. The potential for cost overruns because of the inherent difficulties in estimating construction costs and, therefore, collateral values and the difficulties and costs associated with monitoring construction progress, among other things, are major contributing factors to this greater credit risk. Speculative construction loans have the added risk that there is not an identified buyer for the completed home when the loan is originated, with the risk that the builder will have to service the construction loan debt and finance the other carrying costs of the completed home for an extended time period until a buyer is identified. Furthermore, the demand for construction loans and the ability of construction loan borrowers to service their debt depends highly on the state of the general economy, including market interest rate levels and the state of the economy of the Bank’s primary market area. A material downturn in economic conditions could be expected to have a material adverse effect on the credit quality of the construction loan portfolio.

Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 75% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank’s board of directors. The Bank seeks to originate commercial real estate loans at variable interest rates based on the prime lending rate or the United States Treasury Bill rate for terms ranging from ten to 15 years and with interest rate adjustment intervals of five years. The Bank also originates fixed-rate balloon loans with a short maturity, but a longer amortization schedule.

Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from residential mortgage lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $24.4 million at December 31, 2011, of which $11.3 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2011, the Bank granted approximately $444,000 of credit to customers of the dealership and such loans had an aggregate outstanding balance of $1.2 million at December 31, 2011. At December 31, 2011, three loans were delinquent 30 days or more with an aggregate outstanding balance of $8,000.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary, and often insufficient, source of repayment. The Bank has five commercial lenders and one commercial credit analyst committed to growing commercial business loans to facilitate the changes desired in the Bank’s balance sheet. The Bank also uses an outside loan review company to review selected commercial credits on an annual basis.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	$284,854	$284,854	$284,854	$284,854	$284,854	$284,854	$284,854
	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$8,188	$13,509	$14,698	$25,082	$20,475	$34,386	$116,338
Commercial real estate and land loans(1)	12,450	13,271	8,631	15,606	9,867	8,508	68,333
Residential construction(2)	10,888	100	0	0	0	0	10,988
Consumer loans	16,759	30,378	17,865	3,143	118	210	68,473
Commercial business	9,887	5,861	2,078	1,449	740	707	20,722

Total gross loans	$58,172	$63,119	$43,272	$45,280	$31,200	$43,811	$284,854

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.

The following table sets forth the dollar amount of all loans due after December 31, 2012, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$55,846	$52,304
Commercial real estate and land loans	18,108	37,775
Residential construction	100	0
Consumer loans	27,493	24,221
Commercial business	5,851	4,984

Total gross loans	$107,398	$119,284

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $2.5 million at December 31, 2011.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2011, the Bank had outstanding letters of credit of $1.7 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $143,000 of net deferred loan costs at December 31, 2011.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2011, the Bank had commitments to originate $1.2 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the dates indicated. Nonperforming assets include nonaccrual loans, accruing loans that are 90 days or more past due, and foreclosed real estate.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$2,528	$3,230	$2,295	$2,013	$1,684
Commercial real estate(2)	2,858	1,780	3,445	2,088	2,674
Commercial business	1,928	2,148	2,238	82	397
Consumer	87	390	456	258	124

Total	7,401	7,548	8,434	4,441	4,879

Accruing loans past due 90 days or more:
Residential real estate(1)	143	334	563	735	633
Commercial real estate(2)	38	—	202	27	—
Commercial business	0	20	—	—	23
Consumer	182	25	317	330	160

Total	363	379	1,082	1,092	816

Total nonperforming loans	7,764	7,927	9,516	5,533	5,695

Foreclosed real estate, net	661	591	877	881	833

Total nonperforming assets	$8,425	$8,518	$10,393	$6,414	$6,528

Total loans delinquent 90 days or more to net loans	2.81%	2.69%	3.06%	1.72%	1.70%
Total loans delinquent 90 days or more to total assets	1.77%	1.75%	2.09%	1.21%	1.26%
Total nonperforming assets to total assets	1.92%	1.88%	2.28%	1.40%	1.44%

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction and land loans.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $48,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2011. The Bank would have recorded interest income of $381,000 for the year ended December 31, 2011 had nonaccrual loans and troubled debt restructurings had been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank does not forgive principal or interest on loans or modify interest rates to rates that are below market rates. These modified loans are also referred to as “troubled debt restructurings.”

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured as a troubled debt restructuring (a “TDR”) remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2011, TDRs totaled $4.7 million and the related allowance for loan losses on TDRs was $1.1 million. TDRs on nonaccrual status totaling $4.2 million at December 31, 2011 are included in the nonperforming loans totals in the above table. TDRs performing according to their restructured terms and on accrual status totaled $462,000 at December 31, 2011. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding TDRs.

Classified Assets. The OCC has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The Company holds a corporate collateralized mortgage obligation security that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis performed in December 2011, the Company recognized an other-than-temporary impairment loss on this security of $36,000 representing the credit loss component of the unrealized loss. At December 31, 2011, the amortized cost and fair value of this security was $269,000 and $237,000, respectively. The Company will continue to monitor credit quality and receive an independent third-party analysis of the security on a quarterly basis. While management does not anticipate additional credit-related impairment losses for this security at December 31, 2011, additional deterioration in market and economic conditions may have a material adverse impact on the credit quality of this security in the future.

At December 31, 2011, the Bank had $7.4 million in doubtful loans and $6.7 million in substandard loans, of which all but $6.4 million are included in total nonperforming loans disclosed in the above table. The Bank also had one investment security classified as substandard at December 31, 2011, with a market value of $237,000 as discussed above. In addition to regulatory classifications, the Bank also classifies loans as “special mention” or “watch” when they are currently performing in accordance with their contractual terms but exhibit potential weaknesses that must be monitored by management on an ongoing basis. At December 31, 2011, the Bank identified $8.4 million in loans as special mention or watch loans.

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other known defects. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowance is subject to review by the OCC, which can order the establishment of additional general loss allowances. The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

At December 31, 2011, 2010 and 2009, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Classified assets:
Loss	$0	$0	$0
Doubtful	7,401	7,548	8,434
Substandard(1)	6,981	7,788	6,718
Special mention	8,385	9,554	9,322

(1)	Includes substandard loans and securities available for sale downgraded below investment grade by various rating agencies.

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Impaired loans with related allowance	$4,698	$6,430	$6,894
Impaired loans with no allowance	2,703	1,118	2,622

Total impaired loans	$7,401	$7,548	$9,516

Allowance for loan losses:
Related to impaired loans	$1,658	$2,492	$3,188
Related to other loans	2,524	1,981	1,743

See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2011, the Bank had foreclosed real estate totaling $661,000. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter. Management applies a systematic methodology that incorporates its current judgments about the credit quality of the loan portfolio. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on their judgments about information available to them at the time of their examination.

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

For loans evaluated on a pool basis, management applies loss factors to pools of loans with common risk characteristics (i.e., residential mortgage loans, home equity loans, commercial real estate loans). The loss factors are derived from the Bank’s historical loss experience. Loss factors are adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the loan portfolio segment. The significant qualitative factors include the levels and trends in charge-offs and recoveries, trends in volume and terms of loans, levels and trends in delinquencies, the effects of changes in underwriting standards and other lending practices or procedures, the experience and depth of the lending management and staff, effects of changes in credit concentration, changes in industry and market conditions and national and local economic trends and conditions. Management evaluates these conditions on a quarterly basis and evaluates and modifies the assumptions used in establishing the loss factors.

At December 31, 2011, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors based on the most recent eight calendar quarters. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2011, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for the component at December 31, 2011.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for the component at December 31, 2011.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at December 31, 2011.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at December 31, 2011. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $317,000 at December 31, 2011.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The multiples consider the increased likelihood of loss on classified loans based on the Company’s historical experience. The effect of the loss factor multiples for classified loans was to increase the estimated allowance for loan losses by $172,000 at December 31, 2011.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$4,473	$4,931	$2,662	$2,232	$2,320
Provision for loan losses	1,825	2,037	4,289	1,570	558

	6,298	6,968	6,951	3,802	2,878

Recoveries:
Residential real estate	18	9	26	4	2
Commercial real estate and land	0	4	6	0	0
Commercial business	45	9	14	13	13
Consumer	248	214	209	179	121

Total recoveries	311	236	255	196	136

Charge-offs:
Residential real estate	819	620	425	357	216
Commercial real estate and land	396	1,326	920	96	36
Commercial business	333	29	181	210	77
Consumer	879	756	749	673	453

Total charge-offs	2,427	2,731	2,275	1,336	782

Net (charge-offs) recoveries	(2,116)	(2,495)	(2,020)	(1,140)	(646)

Balance at end of period	$4,182	$4,473	$4,931	$2,662	$2,232

Ratio of allowance to total loans outstanding at the end of the period	1.47%	1.48%	1.54%	0.81%	0.65%

Ratio of net charge-offs to average loans outstanding during the period	0.72%	0.80%	0.63%	0.35%	0.19%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$861	44.70%	$1,045	45.81%	$1,297	47.78%	$608	48.88%	$440	50.89%
Commercial real estate and land loans(2)	1,362	23.99	1,106	23.00	1,772	22.13	737	22.84	764	22.43
Commercial business	1,160	7.27	1,251	7.25	1,264	7.15	240	6.99	200	7.06
Consumer	799	24.04	1,071	23.94	598	22.94	1,077	21.29	828	19.62

Total allowance for loan losses	$4,182	100.00%	$4,473	100.00%	$4,931	100.00%	$2,662	100.00%	$2,232	100.00%

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2011, securities with a market value of $653,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2011, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2011				2010				2009
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Municipal:
Due in one year or less	$0	$0	0.00%	0.00%	$14	$14	0.01%	10.23%	$22	$21	0.02%	10.23%

Due after one year through five years	0	0	0.00	0.00%	0	0	0.00	0.00%	15	14	0.02	10.23%

Mortgage-backed securities and CMOs(3)	16	16	0.01	2.34%	18	18	0.02	2.64%	27	27	0.03	3.36%

	$16	$16	0.01%		$32	$32	0.03%		$64	$62	0.07%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$894	892	0.82%	4.36%	$0	0	0.00%	0.00%	$7,389	$7,301	7.85%	3.04%
Due after one year through five years	8,607	8,543	7.84	1.96%	13,161	13,056	13.02	1.94%	11,861	11,789	12.67	2.62%
Due after five years through ten years	11,134	11,014	10.11	1.86%	7,071	7,023	7.00	2.14%	11,655	11,741	12.62	3.35%
Due after ten years through fifteen years	21,728	21,522	19.76	1.99%	22,148	22,321	22.26	2.09%	5,704	5,734	6.16	3.03%

Mortgage-backed securities and CMOs (3)	36,388	35,781	32.85	2.40%	26,301	25,776	25.70	3.33%	25,847	25,428	27.34	4.65%

Municipal:
Due in one year or less	1,419	1,407	1.29	4.19%	1,529	1,518	1.51	4.25%	2,785	2,761	2.97	4.73%
Due after one year through five years	2,000	1,952	1.79	5.30%	3,873	3,775	3.77	5.13%	5,692	5,549	5.97	4.96%
Due after five years through ten years	6,443	6,011	5.52	5.68%	5,288	5,208	5.19	5.44%	4,958	4,874	5.24	5.68%
Due after ten years	17,439	16,430	15.08	5.95%	18,766	18,865	18.82	5.81%	15,057	14,982	16.11	5.94%

Equity securities:
Mutual funds	5,388	5,369	4.93	N/A	2,714	2,705	2.70	N/A	2,781	2,794	3.00	N/A

	$111,440	$108,921	99.99%		$100,851	$100,247	99.97%		$93,729	$92,953	99.93%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and collateralized mortgage obligations (CMOs) may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2011.

Maturity Period	Amount at December 31, 2011
(Dollars in thousands)
Three months or less	$3,503
Over three through six months	3,172
Over six through 12 months	5,029
Over 12 months	19,433

Total	$31,137

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2011			2010			2009
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$47,313	12.99%	$6,539	$40,774	10.79%	$301	$40,473	10.81%	$3,705
NOW accounts	141,851	38.93	(12,534)	154,385	40.84	21,133	133,252	35.58	23,960
Savings accounts	48,103	13.20	4,615	43,488	11.50	1,966	41,522	11.09	5,155
Money market accounts	14,510	3.98	951	13,559	3.59	(671)	14,230	3.80	(3,213)
Fixed rate time deposits which mature:
Within one year	50,097	13.75	(31,117)	81,214	21.48	(4,650)	85,864	22.93	(15,418)
After one year, but within three years	49,310	13.53	12,787	36,523	9.66	(12,760)	49,283	13.16	7,319
After three years, but within five years	13,077	3.59	5,138	7,939	2.10	(1,652)	9,591	2.56	(2,478)
After five years	38	0.01	(20)	58	0.02	(137)	195	0.05	(449)
Club accounts	75	0.02	12	63	0.02	(3)	66	0.02	4

Total	$364,374	100.00%	$(13,629)	$378,003	100.00%	$3,527	$374,476	100.00%	$18,585

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2011.

	$22,069	$22,069	$22,069	$22,069	$22,069	$22,069
	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00% — 0.99%	$22,069	$8,592	$0	$0	$30,661	27.25%
1.00% — 1.99%	19,822	23,764	12,673	0	56,259	50.00
2.00% — 2.99%	1,524	13,111	255	0	14,890	13.23
3.00% — 3.99%	219	1,832	0	0	2,051	1.82
4.00% — 4.99%	4,399	1,886	149	38	6,472	5.75
5.00% — 5.99%	79	125	0	0	204	0.18
6.00% — 6.99%	1,985	0	0	0	1,985	1.77

Total	$50,097	$49,310	$13,077	$38	$112,522	100.00%

Borrowings. The Bank has at times relied upon advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the Federal Home Loan Bank of Indianapolis are secured by certain first mortgage loans and a mutual fund investment. The Bank also uses retail repurchase agreements as a source of borrowings.

The Federal Home Loan Bank functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally a mutual fund investment held by the Bank) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 20% of a member’s assets, and short-term borrowing of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution.

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance at any month end	$16,529	$29,001	$45,430
Average balance	14,557	23,116	40,500
Period end balance	12,350	15,729	24,776
Weighted average interest rate:
At end of period	3.78%	4.05%	4.32%
During the period	4.02%	4.37%	5.54%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance at any month end	$9,608	$9,223	$7,949
Average balance	9,174	8,142	5,428
Period end balance	9,125	8,669	7,949
Weighted average interest rate:
At end of period	0.51%	0.76%	0.91%
During the period	0.64%	0.90%	0.94%

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

Personnel

As of December 31, 2011, the Bank had 120 full-time employees and 28 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). The Bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer.

The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision (OTS) was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

Holding Company Regulation

General. The Company is a unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examination, supervision and reporting requirements. In addition, the Federal Reserve board has enforcement authorities over the Company and its non-savings association subsidiaries. Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that it determines to be a serious risk to the subsidiary savings association.

Activities Restrictions. Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those authorized by federal law, or from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board considers, among other things, factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support to their subsidiary depository institutions in times of financial stress.

Dividends. The Bank must notify the Federal Reserve Board thirty (30) days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the Company. A change in control definitively occurs upon the acquisition of 25% or more of the Company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Banking Regulation

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

The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

At December 31, 2011, the Bank met each of its capital requirements. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

Under the FDIC’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011 averaged approximately one basis point of assessable deposits. These financing corporation payments will continue until the bonds mature in 2017 through 2019.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing by the FDIC or the OCC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Qualified Thrift Lender (QTL) Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2011, the Bank maintained 73% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like the Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings association fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

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

Enforcement. The OCC has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OCC that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations were previously required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by the Bank for the year ended December 31, 2011 totaled $59,000, which represented two quarters of the 2011 calendar year. The OCC, which succeeded the OTS, is similarly funded through assessments imposed on regulated institutions. The OCC assessments paid by the Bank for the year ended December 31, 2011 totaled $58,000, which represented two quarters of the 2011 calendar year.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2011 of $2.8 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2011, require a 3% ratio for up to $58.8 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2011, $135.8 million, or 47.7% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2011, the Bank’s commercial business loan portfolio amounted to $20.7 million, or 7.3% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2011, the Bank’s commercial real estate loan portfolio amounted to $57.7 million, or 20.3% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating, the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $205,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.3 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Company’s common stock.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the OCC, our primary federal regulators, and the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which formerly regulated the Bank, was merged into the OCC. Savings and loan holding companies, including the Company, became regulated by the Board of Governors of the Federal Reserve Board System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the Bank as being “well capitalized” under the prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2011.

	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
Location		(Dollars in thousands)
Main Office:
220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,595	Owned		12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	11	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	648	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	971	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	191	Owned		2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,384	Owned		4,988

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	128	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	745	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,307	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	535	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,201	Owned		4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	1,040	Owned		3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	910	Owned		1,450

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2015.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2011, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2011, the Company had 1,237 stockholders of record and 2,785,693 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Note 18 in the accompanying Notes to Consolidated Financial Statement for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2011 and 2010 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2011:
First Quarter	$16.81	$15.50	$0.19	$16.27
Second Quarter	18.50	15.80	0.19	17.90
Third Quarter	18.82	17.00	0.19	18.50
Fourth Quarter	19.21	17.67	0.19	18.53

2010:
First Quarter	$16.90	$13.55	$0.18	$14.60
Second Quarter	15.73	14.25	0.18	15.00
Third Quarter	16.00	14.19	0.19	15.24
Fourth Quarter	16.69	14.80	0.19	16.64

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. The Company purchased no shares under this program during the quarter ended December 31, 2011. At December 31, 2011, 190,274 shares may yet be purchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company’s audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Total assets	$438,886	$452,378	$455,534	$458,625	$453,179
Cash and cash equivalents (1)	18,923	21,575	15,857	22,149	15,055
Securities available for sale	111,440	100,851	93,729	82,733	72,991
Securities held to maturity	16	32	62	86	1,050
Net loans	276,047	294,550	311,092	322,385	334,463
Deposits	364,374	378,003	374,476	355,891	328,151
Retail repurchase agreements	9,125	8,669	7,949	4,552	15,562
Advances from Federal Home Loan Bank	12,350	15,729	24,776	47,830	60,694
Stockholders’ equity, net of noncontrolling interest in subsidiary	50,942	47,893	45,944	47,522	45,736

OPERATING DATA:	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Interest income	$20,273	$21,834	$22,969	$25,686	$27,085
Interest expense	3,760	5,502	8,388	10,745	13,699

Net interest income	16,513	16,332	14,581	14,941	13,386
Provision for loan losses	1,825	2,037	4,289	1,570	558

Net interest income after provision for loan losses	14,688	14,295	10,292	13,371	12,828

Noninterest income	4,051	3,906	3,373	3,573	3,524
Noninterest expense	13,211	12,762	13,473	11,846	11,349

Income before income taxes	5,528	5,439	192	5,098	5,003

Income tax expense (benefit)	1,543	1,561	(586)	1,529	1,591

Net Income	3,985	3,878	778	3,569	3,412

Less: net income attributable to noncontrolling interest in subsidiary	13	13	12	—	—

Net Income Attributable to First Capital, Inc.	$3,972	$3,865	$766	$3,569	$3,412

PER SHARE DATA (2):
Net income - basic	$1.43	$1.39	$0.28	$1.27	$1.21
Net income - diluted	1.43	1.39	0.28	1.27	1.20
Dividends	0.76	0.74	0.72	0.71	0.68

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

SELECTED FINANCIAL RATIOS:	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:

Return on assets (1)	0.90%	0.84%	0.17%	0.79%	0.76%
Return on average equity (2)	8.04%	8.10%	1.62%	7.65%	7.74%
Dividend payout ratio (3)	53.15%	53.24%	257.14%	55.91%	56.20%
Average equity to average assets	11.13%	10.43%	10.34%	10.31%	9.87%
Interest rate spread (4)	3.98%	3.74%	3.26%	3.30%	2.82%
Net interest margin (5)	4.14%	3.96%	3.56%	3.68%	3.31%
Noninterest expense to average assets	2.98%	2.79%	2.95%	2.62%	2.54%
Average interest earning assets to average interest bearing liabilities	118.79%	116.24%	115.08%	114.89%	114.94%

Regulatory Capital Ratios (Bank only):

Tier I - adjusted total assets	10.06%	9.32%	8.66%	8.98%	8.25%
Tier I - risk based	16.11%	14.83%	13.39%	14.10%	12.63%
Total risk-based	17.05%	15.54%	13.99%	14.77%	13.20%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (6)	2.81%	2.69%	3.06%	1.72%	1.70%
Nonperforming assets as a percent of total assets (7)	1.92%	1.88%	2.28%	1.40%	1.44%
Allowance for loan losses as a percent of gross loans receivable	1.47%	1.48%	1.54%	0.81%	0.65%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Bank’s primary business strategy is attracting deposits from the general public and using those funds to originate residential mortgage loans, multi-family residential loans, commercial real estate and business loans and consumer loans. The Bank invests excess liquidity primarily in interest-bearing deposits with the Federal Home Loan Bank of Indianapolis and other financial institutions, federal funds sold, U.S. government and agency securities, local municipal obligations and mortgage-backed securities.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2011, and there have been no material changes in the assumptions or estimation techniques compared to prior years.

Other-Than-Temporary Impairment of Securities. The Company reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment (“OTTI”) on a periodic basis. In evaluating the investment portfolio for OTTI, management considers the issuer’s credit rating, credit outlook, payment status and financial condition, the length of time the investment has been in a loss position, the size of the loss position and other meaningful information. Generally changes in market interest rates that result in a decline in value of an investment security are considered to be temporary, since the value of such investment can recover in the foreseeable future as market interest rates return to their original levels. However, such declines in value that are due to the underlying credit quality of the issuer or other adverse conditions that cannot be expected to improve in the foreseeable future, may be considered to be other-than-temporary. The Company recognizes credit-related OTTI on debt securities in earnings, while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income. Management believes this is a critical accounting policy because this evaluation of the underlying credit or analysis of other conditions contributing to the decline in value involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. For the year ended December 31, 2011, the Company recognized an OTTI loss of $36,000 on one privately-issued CMO based on an independent third party analysis performed in December 2011. No OTTI losses have been recognized related to the Company’s investment portfolio prior to 2011. See Note 3 of the accompanying Notes to Consolidated Financial Statements for additional information regarding OTTI.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. However, for those items for which market-based prices do not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, foreclosed and other repossessed assets, estimated present value of impaired loans, value ascribed to stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Income. Net income attributable to the Company was $4.0 million ($1.43 per share diluted; weighted average common shares outstanding of 2,786,410, as adjusted) for the year ended December 31, 2011 compared to $3.9 million ($1.39 per share diluted; weighted average common shares outstanding of 2,786,227, as adjusted) for the year ended December 31, 2010.

Net Interest Income. Net interest income increased $181,000, or 1.1%, from $16.3 million in 2010 to $16.5 million in 2011 primarily due to an increase in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, partially offset by a decrease in the interest-earning assets.

Total interest income decreased 7.2% from $21.8 million for 2010 to $20.3 million for 2011. This decrease was primarily a result of the average tax-equivalent yield on interest-earning assets decreasing from 5.24% for the year ended December 31, 2010 to 5.06% for 2011 and a decrease in the average balance of interest-earning assets from $426.9 million for 2010 to $412.2 million for 2011. Interest on loans decreased $1.4 million as a result of the average tax-equivalent yield on loans decreasing from 5.99% for 2010 to 5.89% for 2011 and the average balance of loans decreasing from $310.8 million for 2010 to $292.1 million for 2011. Interest on investment securities decreased $153,000 for 2011 compared to 2010 due to the average tax-equivalent yield of investment securities decreasing from 3.69% for 2010 to 3.34% for 2011, partially offset by the average balance of investment securities increasing from $101.3 million for 2010 to $107.7 million for 2011. Management continued to focus loan origination efforts on commercial and consumer loans during 2011. The majority of the new commercial loans originated during 2011 were adjustable-rate loans and adjustable-rate loans now comprise 52% of the total loan portfolio, compared to 50% at the end of 2010. Market interest rates remained at near historic lows throughout 2011, so as loans and investment securities mature or pay down they are replaced with lower yielding new loan originations and investment purchases.

Total interest expense decreased $1.7 million, from $5.5 million for 2010 to $3.8 million for 2011, due to a decrease in the average cost of funds from 1.50% for 2010 to 1.08% for 2011, and a decrease in the average balance of interest-bearing liabilities from $367.2 million for 2010 to $347.0 million for 2011. Interest expense on deposits decreased 29.5% from $4.4 million for 2010 to $3.1 million for 2011 as a result of a decrease in the average cost of interest-bearing deposits, which decreased from 1.32% for 2010 to 0.96% for 2011 and a decrease in the average balance of interest-bearing deposits from $336.0 million for 2010 to $323.3 million for 2011. Both the decrease in the average cost of interest-bearing deposits and the average balance of interest-bearing deposits are primarily related to the maturity of higher rate time deposits that are either not renewed or are renewed at lower rates. Interest expense on Federal Home Loan Bank advances decreased 42.1% from $1.0 million for 2010 to $585,000 for 2011. The average cost of Federal Home Loan Bank advances decreased from 4.37% for 2010 to 4.02% for 2011, and the average balance of Federal Home Loan Bank advances decreased from $23.1 million for 2010 to $14.6 million for 2011, due to scheduled pay downs of advances. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2011 and 2010 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $1.8 million for 2011 compared to $2.0 million for 2010. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses for 2011 compared to the prior year primarily due to decreases in net charge-offs. Net charge-offs decreased when comparing the two periods, from $2.5 million for 2010 to $2.1 million for 2011. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year and to allow for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

Noninterest income. Noninterest income increased $145,000 to $4.1 million for 2011 compared to $3.9 million for 2010. Service charges on deposit accounts increased $158,000 when comparing the two periods due to an increase in debit card income.

Noninterest expense. Noninterest expense increased $449,000, or 3.5%, to $13.2 million for 2011 compared to $12.8 million for 2010. The increase was primarily due to increases in compensation and benefits expenses and data processing expenses of $427,000 and $392,000, respectively. The increase in compensation and benefits expenses was primarily due to normal salary increases and an increase in the cost of health insurance. The increase in data processing expenses was primarily due to an increase of $385,000 in ATM processing fees, related to a disputed charge paid in 2009 of which the Bank received a pre-tax refund of $278,000 in 2010. These increases were partially offset by a decrease of $270,000 in other operating expenses primarily due to a $242,000 decrease in deposit insurance premiums. The decrease in deposit insurance premiums is primarily due the new FDIC rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The change, which took effect for the quarter beginning April 1, 2011, required that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the new rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the new rule, tangible equity is defined as Tier 1 capital. Prior to the April 1,2011 effective date of the final rule, the FDIC continued to calculate the assessment base from adjusted domestic deposits.

Income tax expense. The Company recognized income tax expense of $1.5 million (effective tax rate of 27.9%) for 2011, compared to $1.6 million (effective tax rate of 28.7%) for 2010. The decrease income tax expense and the effective tax rate for 2011 is primarily due to an increase in tax exempt income.

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

	Year Ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1) (2):
Taxable (3)	$290,527	$17,124	5.89%	$310,644	$18,598	5.99%	$319,510	$19,517	6.11%
Tax-exempt	1,533	84	5.48%	187	13	6.95%	2,502	104	4.16%

Total loans	292,060	17,208	5.89%	310,831	18,611	5.99%	322,012	19,621	6.09%

Investment securities:
Taxable (3)	81,085	2,017	2.49%	74,313	2,132	2.87%	62,149	2,354	3.79%
Tax-exempt	26,585	1,574	5.92%	27,029	1,606	5.94%	25,450	1,521	5.98%

Total investment securities	107,670	3,591	3.34%	101,342	3,738	3.69%	87,599	3,875	4.42%

Federal funds sold and interest-bearing deposits with banks	12,466	38	0.30%	14,679	35	0.24%	15,800	25	0.16%

Total interest-earning assets	412,196	20,837	5.06%	426,852	22,384	5.24%	425,411	23,521	5.53%

Noninterest-earning assets	31,596			30,738			31,193

Total assets	$443,792			$457,590			$456,604

Interest-bearing liabilities:
Interest-bearing demand deposits	$157,667	$842	0.53%	$159,286	$1,224	0.77%	$130,848	$1,102	0.84%
Savings accounts	46,234	90	0.19%	43,990	103	0.23%	39,964	149	0.37%
Time deposits	119,359	2,184	1.83%	132,693	3,092	2.33%	152,916	4,844	3.17%

Total deposits	323,260	3,116	0.96%	335,969	4,419	1.32%	323,728	6,095	1.88%

Retail repurchase agreements	9,174	59	0.64%	8,142	73	0.90%	5,428	51	0.94%
FHLB advances	14,557	585	4.02%	23,116	1,010	4.37%	40,500	2,242	5.54%

Total interest-bearing liabilities	346,991	3,760	1.08%	367,227	5,502	1.50%	369,656	8,388	2.27%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	46,001			41,220			38,547
Other liabilities	1,422			1,407			1,168

Total liabilities	394,414			409,854			409,371
Stockholders’ equity	49,378			47,736			47,233

Total liabilities and Stockholders’ equity (4)	$443,792			$457,590			$456,604

Net interest income		$17,077			$16,882			$15,133

Interest rate spread			3.98%			3.74%			3.26%

Net interest margin			4.14%			3.96%			3.56%

Ratio of average interest – earning assets to average interest-bearing liabilities			118.79%			116.24%			115.08%

(1)	Interest income on loans includes fee income of $662,000, $633,000 and $642,000 for the years ended December 31, 2011, 2010, and 2009, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and Federal Home Loan Bank Stock.
(4)	Stockholders’ equity attributable to First Capital, Inc.

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

	2011 Compared to 2010				2010 Compared to 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(303)	$(1,191)	$20	$(1,474)	$(385)	$(545)	$11	$(919)
Tax-exempt	(3)	94	(20)	71	70	(96)	(65)	(91)

Total investment securities	(306)	(1,097)	0	(1,403)	(315)	(641)	(54)	(1,010)

Investment securities:
Taxable	(282)	193	(26)	(115)	(571)	461	(112)	(222)
Tax-exempt	(5)	(27)	0	(32)	(10)	96	(1)	85

Total investment securities	(287)	166	(26)	(147)	(581)	557	(113)	(137)

Federal funds sold and interest-bearing deposits with banks	9	(5)	(1)	3	13	(2)	(1)	10

Total net change in income on interest- earning assets	(584)	(936)	(27)	(1,547)	(883)	(86)	(168)	(1,137)

Interest-bearing liabilities:
Interest-bearing deposits	(1,184)	(165)	46	(1,303)	(1,833)	226	(69)	(1,676)
Retail repurchase agreements	(20)	9	(3)	(14)	(2)	25	(1)	22
FHLB advances	(81)	(374)	30	(425)	(473)	(962)	203	(1,232)

Total net change in expense on interest- bearing liabilities	(1,285)	(530)	73	(1,742)	(2,308)	(711)	133	(2,886)

Net change in net interest income	$701	$(406)	$(100)	$195	$1,425	$625	$(301)	$1,749

Comparison of Financial Condition at December 31, 2011 and 2010

Total assets decreased 3.0% from $452.4 million at December 31, 2010 to $438.9 million at December 31, 2011 primarily due to a decrease in net loans partially offset by an increase in securities available for sale.

Net loans decreased 6.3% from $294.6 million at December 31, 2010 to $276.0 million at December 31, 2011. The primary contributing factor to the decrease in net loans was a decrease of $13.8 million in residential mortgage loans as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $31.6 million in new residential mortgages for sale in the secondary market during 2011 compared to $43.1 million in 2010. These loans were originated and funded by the Bank and sold in the secondary market. Of this total, $7.7 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. In addition to residential mortgage loans, consumer loans and commercial mortgage loans also decreased by $3.8 million and $2.2 million, respectively, during 2011 while construction loans increased by $3.6 million during the year.

Securities available for sale, at fair value, consisting primarily of U. S. agency and privately-issued mortgage-backed obligations, U. S. agency notes and bonds, and municipal obligations, increased $10.6 million, from $100.9 million at December 31, 2010 to $111.4 million at December 31, 2011. Purchases of securities available for sale totaled $43.5 million in 2011. These purchases were offset by maturities of $22.7 million, principal repayments of $9.8 million and sales of $1.4 million. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

The investment in securities held to maturity, consisting of federal agency mortgage-backed securities and municipal obligations, decreased from $32,000 at December 31, 2010 to $16,000 at December 31, 2011. During 2011, the Bank had maturities of $14,000 and principal repayments of $2,000.

Cash and cash equivalents decreased from $21.6 million at December 31, 2010 to $18.9 million at December 31, 2011. The decrease is due primarily to decreases in interest bearing deposits with banks and federal funds sold as excess liquidity was invested in higher yielding investment securities.

Total deposits decreased 3.6%, from $378.0 million at December 31, 2010 to $364.4 million at December 31, 2011. Interest-bearing demand deposits, money market and savings accounts decreased a total of $7.0 million during 2011 while time deposits decreased $13.2 million during the period. The decrease in interest-bearing demand deposits is primarily due to normal fluctuations in the balances of operating accounts of public entities, such as counties, cities and school corporations. Time deposits have decreased as some customers are unwilling to lock into long-term commitments while interest rates are at their current low levels. Noninterest-bearing demand deposits increased 16.0% to $47.3 million at December 31, 2011.

Federal Home Loan Bank borrowings decreased $3.4 million from $15.7 million at December 31, 2010 to $12.4 million at December 31, 2011. New advances totaling $1.0 million were drawn during the year while principal payments on advances totaled $4.4 million during 2011.

Retail repurchase agreements, which represent overnight borrowings from business and local municipal deposit customers, increased from $8.7 million at December 31, 2010 to $9.1 million at December 31, 2011, primarily due to normal balance fluctuations.

Total stockholders’ equity attributable to the Company increased from $47.9 million at December 31, 2010 to $50.9 million at December 31, 2011. This increase is primarily the result of net income of $4.0 million and an increase in the unrealized gain of available for sale securities of $1.2 million, offset by dividends paid of $2.1 million and repurchases of treasury stock of $27,000. During 2011 the Company repurchased 1,608 shares of its stock at a weighted average price of $16.80 per share. As of December 31, 2011, the Company had repurchased 50,193 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 378,727 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2011	2010
	(In thousands)
Commitments to originate new loans	$2,479	$7,295
Undisbursed portion of construction loans	4,768	3,119
Unfunded commitments to extend credit under existing commercial and personal lines of credit	35,375	34,039
Standby letters of credit	1,685	1,689

The Company does not have any special purpose entities, derivative financial instruments or other forms of off-balance-sheet financing arrangements.

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Most equity line commitments are for a term of five to 10 years and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, are based on management’s credit evaluation of the borrower.

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2011:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$364,374	$301,949	$49,310	$13,077	$38
Federal Home Loan Bank advances	12,350	7,250	5,100	0	0
Retail repurchase agreements	9,125	9,125	0	0	0
Operating lease obligations	49	15	30	4	0

Total contractual obligations	$385,898	$318,339	$54,440	$13,081	$38

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the Federal Home Loan Bank of Indianapolis. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2011, the Bank had cash and interest-bearing deposits with banks of $18.9 million and securities available for sale with a fair value of $111.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and collateral eligible for repurchase agreements.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2011, the Bank had total commitments to extend credit of $42.6 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2011, the Bank had certificates of deposit scheduled to mature within one year of $50.1 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2011, the Company (on an unconsolidated basis) had liquid assets of $278,000.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulations. As of December 31, 2011 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible, core and risk-based capital ratios of 10.1%, 10.1% and 17.1%, respectively. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

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

The Bank uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in net portfolio value (NPV) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 basis point decrease to a 300 basis point increase in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement. Using data compiled by the OCC, the Bank receives a report that measures interest rate risk by modeling the change in NPV over a variety of interest rate scenarios.

The following table, which is based on information that the Bank provided to the OCC, sets forth the change in the Bank’s NPV at December 31, 2011, based on OCC assumptions that would occur in the event of an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

	At December 31, 2011
	Net Portfolio Value			Net Portfolio Value as a
Change	Dollar	Dollar	Percent	Percent of Present Value of Assets
In Rates	Amount	Change	Change	NPV Ratio	Change
	(Dollars in thousands)
300bp	$61,764	$551	1%	13.75%	25bp
200bp	62,490	1,277	2	13.84	34bp
100bp	62,482	1,269	2	13.79	29bp
0bp	61,213	0	0	13.50	0bp
(100)bp	58,505	(2,708)	(4)	12.96	(54)bp

The preceding tables indicate that the Bank’s NPV would be expected to increase in the event of a sudden and sustained increase in prevailing market interest rates and would be expected to decrease in the event of a sudden and sustained decrease in prevailing market interest rates. The expected increase in the Bank’s NPV given an increase in rates is primarily attributable to management’s efforts to reduce the Bank’s concentration of fixed-rate loans and debt securities in the Bank’s portfolio.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
Jill Keinsley	44	Senior Vice President, Human Resources Director
M. Chris Frederick	44	Senior Vice President, Chief Financial Officer and Treasurer
Dennis L. Thomas	55	Senior Vice President- Lending

(1)	As of December 31, 2011.

Biographical Information

Jill Keinsley has been affiliated with the Bank and served in her present position since August 2006.

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

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	223,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	223,000

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the section captioned “Item 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)

	3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

	10.1	*Employment Agreement with Samuel E. Uhl (4)

	10.2	*Employment Agreement with M. Chris Frederick (4)

	10.3	*Employee Severance Compensation Plan (3)

	10.4	*First Capital, Inc. 2009 Equity Incentive Plan (5)

	10.5	*Employment Agreement with William W. Harrod (4)

	10.6	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)

	10.7	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)

	10.8	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)

	10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and John Buschemeyer (6)

	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)

	21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

	23.0	Consent of Monroe Shine and Co., Inc.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

	101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010.
(6)	Incorporated by reference to the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 22, 2012	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director (principal executive officer)	March 22, 2012
William W. Harrod

/s/ Gerald L. Uhl	Chairman	March 22, 2012
Gerald L. Uhl

/s/ Michael C. Frederick	Senior Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)	March 22, 2012
Michael C. Frederick

/s/ Samuel E. Uhl	Chief Operating Officer and Director	March 22, 2012
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 22, 2012
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 22, 2012
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 22, 2012
Kenneth R. Saulman

/s/ John W. Buschemeyer	Director	March 22, 2012
John W. Buschemeyer

/s/ Michael L. Shireman	Director	March 22, 2012
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 22, 2012
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 22, 2012
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 22, 2012
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 22, 2012
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 22, 2012
Christopher L. Byrd

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Monroe Shine

New Albany, Indiana

March 22, 2012

MONROE SHINE & CO., INC. ® CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In thousands, except share and per share data)	2011	2010
ASSETS
Cash and due from banks	$10,794	$10,463
Interest bearing deposits with banks	525	2,496
Federal funds sold	7,604	8,616

Total cash and cash equivalents	18,923	21,575
Securities available for sale, at fair value	111,440	100,851
Securities-held to maturity	16	32
Loans, net	276,047	294,550
Loans held for sale	2,909	4,375
Federal Home Loan Bank stock, at cost	2,820	3,194
Foreclosed real estate	661	591
Premises and equipment	10,721	10,992
Accrued interest receivable	1,801	1,894
Cash value of life insurance	5,991	5,789
Goodwill	5,386	5,386
Core deposit intangibles	32	98
Other assets	2,139	3,051

Total Assets	$438,886	$452,378

LIABILITIES
Deposits:
Noninterest-bearing	$47,313	$40,774
Interest-bearing	317,061	337,229

Total deposits	364,374	378,003

Retail repurchase agreements	9,125	8,669
Advances from Federal Home Loan Bank	12,350	15,729
Accrued interest payable	413	649
Accrued expenses and other liabilities	1,571	1,324

Total liabilities	387,833	404,374

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,420 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	32,297	30,442
Accumulated other comprehensive income	1,612	391
Less treasury stock, at cost - 378,727 shares (377,119 shares in 2010)	(7,312)	(7,285)

Total First Capital, Inc. stockholders’ equity	50,942	47,893

Noncontrolling interest in subsidiary	111	111

Total equity	51,053	48,004

Total Liabilities and Equity	$438,886	$452,378

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands, except per share data)	2011	2010
INTEREST INCOME
Loans, including fees	$17,179	$18,607
Securities:
Taxable	1,936	2,068
Tax-exempt	1,039	1,060
Federal Home Loan Bank dividends	81	64
Federal funds sold and interest-bearing deposits in banks	38	35

Total interest income	20,273	21,834

INTEREST EXPENSE
Deposits	3,116	4,419
Retail repurchase agreements	59	73
Advances from Federal Home Loan Bank	585	1,010

Total interest expense	3,760	5,502

Net interest income	16,513	16,332

Provision for loan losses	1,825	2,037

Net interest income after provision for loan losses	14,688	14,295

NONINTEREST INCOME
Service charges on deposit accounts	2,884	2,726
Commission and fee income	176	132
Loss on sale of securities	(8)	0
Other than temporary impairment loss on securities	(36)	0
Gain on sale of mortgage loans	690	739
Mortgage brokerage fee income	50	0
Increase in cash surrender value of life insurance	202	217
Other income	93	92

Total noninterest income	4,051	3,906

NONINTEREST EXPENSE
Compensation and benefits	7,446	7,019
Occupancy and equipment	1,261	1,373
Data processing	1,202	810
Professional fees	599	654
Advertising	275	208
Other expenses	2,428	2,698

Total noninterest expense	13,211	12,762

Income before income taxes	5,528	5,439
Income tax expense	1,543	1,561

Net Income	3,985	3,878
Less net income attributable to the noncontrolling interest in subsidiary	13	13

Net Income Attributable to First Capital, Inc.	$3,972	$3,865

Earnings per common share attributable to First Capital, Inc.
Basic	$1.43	$1.39

Diluted	$1.43	$1.39

Dividends per share on common shares	$0.76	$0.74

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands)	2011	2010
Net Income	$3,985	$3,878

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,978	(164)
Income tax (expense) benefit	(784)	65

Net of tax amount	1,194	(99)

Less: reclassification adjustment for realized losses included in net income	8	0
Income tax benefit	(3)	0

Net of tax amount	5	0

Less: reclassification adjustment for other-than-temporary impairment losses included in net income	36	0
Income tax benefit	(14)	0

Net of tax amount	22	0

Other Comprehensive Income, net of tax	1,221	(99)

Comprehensive Income	$5,206	$3,779

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income	Stock	Interest	Total
Balances at January 1, 2010	$31	$24,025	$28,640	$490	$(7,242)	$112	$46,056
Net income	0	0	3,865	0	0	13	3,878
Change in unrealized gain on securities available for sale,net of reclassification adjustments and tax effect	0	0	0	(99)	0	0	(99)
Cash dividends	0	0	(2,063)	0	0	(14)	(2,077)
Stock options exercised	1	288	0	0	0	0	289
Purchase of 2,827 treasury shares	0	0	0	0	(43)	0	(43)

Balances at December 31, 2010	32	24,313	30,442	391	(7,285)	111	48,004
Net income	0	0	3,972	0	0	13	3,985
Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	0	0	0	1,221	0	0	1,221
Cash dividends	0	0	(2,117)	0	0	(13)	(2,130)
Purchase of 1,608 treasury shares	0	0	0	0	(27)	0	(27)

Balances at December 31, 2011	$32	$24,313	$32,297	$1,612	$(7,312)	$111	$51,053

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,985	$3,878
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	935	908
Depreciation and amortization expense	916	899
Deferred income taxes	273	149
Increase in cash value of life insurance	(202)	(217)
Provision for loan losses	1,825	2,037
Loss on sale of securities	8	0
Other than temporary impairment loss on securities	36	0
Proceeds from sale of mortgage loans	33,781	40,962
Mortgage loans originated for sale	(31,625)	(43,135)
Net gain on sale of mortgage loans	(690)	(739)
Decrease in accrued interest receivable	93	160
Decrease in accrued interest payable	(236)	(331)
Net change in other assets/liabilities	193	1,036

Net Cash Provided By Operating Activities	9,292	5,607

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(43,486)	(57,770)
Proceeds from maturities of securities available for sale	22,660	36,866
Proceeds from maturities of securities held to maturity	14	21
Proceeds from sales of securities available for sale	1,399	0
Principal collected on mortgage-backed obligations	9,776	12,711
Net decrease in loans receivable	15,793	13,221
Proceeds from sale of foreclosed real estate	815	1,570
Proceeds from redemption of Federal Home Loan Bank stock	374	357
Purchase of premises and equipment	(580)	(227)

Net Cash Provided By Investing Activities	6,765	6,749

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(13,629)	3,527
Net increase in retail repurchase agreements	456	720
Advances from Federal Home Loan Bank	1,000	9,500
Repayment of advances from Federal Home Loan Bank	(4,379)	(18,547)
Exercise of stock options	0	282
Purchase of treasury stock	(27)	(43)
Dividends paid	(2,130)	(2,077)

Net Cash Used In Financing Activities	(18,709)	(6,638)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,652)	5,718

Cash and cash equivalents at beginning of year	21,575	15,857

Cash and Cash Equivalents at End of Year	$18,923	$21,575

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the Company) is the thrift holding company of First Harrison Bank (the Bank), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through thirteen locations in southern Indiana. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Investment Securities

Securities Available for Sale: Securities available for sale consist primarily of mortgage-backed and other debt securities and are stated at fair value. The Company holds mortgage-backed securities and other debt securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), and the Federal Home Loan Bank (FHLB), government-sponsored enterprises (collectively referred to as government agencies), as well as privately-issued collateralized mortgage obligations (CMOs) and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by municipalities and political subdivisions of state and local governments. Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Securities Held to Maturity: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The Company classifies certain mortgage-backed securities and municipal obligations as held to maturity.

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

Investments in non-marketable equity securities such as Federal Home Loan Bank stock are carried at cost. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

Loans and Allowance for Loan Losses

Loans Held for Investment

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Nonaccrual Loans

The recognition of income on a loan is discontinued and previously accrued interest is reversed, when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss on the loan is remote.

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

Impaired Loans

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other known defects. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Restructured Loans

Modification of a loan is considered to be a troubled debt restructuring (TDR) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on at least a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful, substandard, or special mention. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The general component covers non-classified loans and classified loans that are not individually evaluated for impairment, and is based on historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent eight calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management. The Company’s actual loss experience is then adjusted by an overall loss factor weighting adjustment based on a qualitative analysis prepared by management and reviewed on a quarterly basis. The overall loss factor considers changes in underwriting standards, economic conditions, changes and trends in past due and classified loans and other internal and external factors. Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the overall loss factor and loss factor multiples for classified loans as of December 31, 2011 and 2010.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

The following portfolio segments are considered in the allowance for loan loss analysis: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans.

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a smaller portion of the segment secured by multi-family residential properties. The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions.

Land loans primarily consist of loans secured by farmland and vacant land held for investment purposes. The risks associated with land loans are related to the market value of the property taken as collateral and the underlying cash flows for loans secured by farmland, and general economic conditions.

The Company’s construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects, and includes both owner-occupied and speculative investment properties. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower’s ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

Commercial real estate loans are comprised of loans secured by various types of collateral including office buildings, warehouses, retail space and mixed use buildings located in the Company’s primary lending area. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

Commercial business loans includes lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations. Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower. As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans.

Home equity and second mortgage loans and other consumer loans consist primarily of home equity lines of credit and other loans secured by junior liens on the borrower’s personal residence, home improvement loans, automobile and truck loans, boat loans, mobile home loans, loans secured by savings deposits, credit cards and other personal loans. The risks associated with these loans is related to the local housing market and local economic conditions including the unemployment level.

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses from the prior period.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At December 31, 2011, the Company had 11 loans on which partial charge-offs of $501,000 had been recorded. At December 31, 2010, the Company had no loans outstanding on which a partial charge-off had been recorded.

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 45 days past due. Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2011, the Bank had commitments to originate $1.2 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

Cash Surrender Value of Life Insurance

The Bank has purchased life insurance policies on certain directors, officers and key employees to offset costs associated with the Bank’s compensation and benefit programs. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of equity but are excluded from reported net income. Other comprehensive income includes changes in the unrealized gains and losses on securities available for sale.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU is not expected to have any impact on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In June 2011, the FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position or results of operations. ASU No. 2011-12 issued in December 2011 deferred the effective date of ASU No. 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. All other requirements of ASU No. 2011-05 were not affected by ASU No. 2011-12.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU No. 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments enacted by ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in the update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented. The adoption of this update is not expected to have any impact on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2011 and 2010 was approximately $1.4 million and $1.3 million, respectively.

(3)	INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. Investment securities at December 31, 2011 and 2010 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Securities available for sale:
Agency mortgage-backed securities	$11,689	$542	$11	$12,220
Agency CMO	23,196	152	60	23,288
Privately-issued CMO	896	16	32	880
Other debt securities:
Agency notes and bonds	41,971	395	3	42,363
Municipal obligations	25,800	1,501	0	27,301

Subtotal – debt securities	103,552	2,606	106	106,052

Mutual funds	5,369	52	33	5,388

Total securities available for sale	$108,921	$2,658	$139	$111,440

Securities held to maturity:
Agency mortgage-backed securities	$16	$0	$0	$16

Total securities held to maturity	$16	$0	$0	$16

December 31, 2010:
Securities available for sale:
Agency mortgage-backed securities	$12,101	$580	$0	$12,681
Agency CMO	11,987	46	65	11,968
Privately-issued CMO	1,688	10	46	1,652
Other debt securities:
Agency notes and bonds	42,400	297	317	42,380
Municipal obligations	29,366	371	281	29,456

Subtotal – debt securities	97,542	1,304	709	98,137

Mutual funds	2,705	36	27	2,714

Total securities available for sale	$100,247	$1,340	$736	$100,851

Securities held to maturity:
Agency mortgage-backed securities	$18	$0	$0	$18
Municipal obligations	14	0	0	14

Total securities held to maturity	$32	$0	$0	$32

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2011, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,299	$2,313	$0	$0
Due after one year through five years	10,495	10,607	0	0
Due after five years through ten years	17,025	17,577	0	0
Due after ten years	37,952	39,167	0	0

	67,771	69,664	0	0
Mortgage-backed securities and CMO	35,781	36,388	16	16

	$103,552	$106,052	$16	$16

At December 31, 2011, certain investment securities were pledged under retail repurchase agreements and to secure Federal Home Loan Bank advances at December 31, 2011. (See Notes 9 and 10)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2011, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
Continuous loss position less than twelve months:
Agency mortgage-backed securities	2	$2,067	$11
Agency CMO	9	7,402	60
Agency notes and bonds	2	2,061	3

Total less than twelve months	13	11,530	74

Continuous loss position more than twelve months:
Privately-issued CMO	1	237	32
Mutual fund	1	346	33

Total more than twelve months	2	583	65

Total securities available for sale	15	$12,113	$139

At December 31, 2011, the Company did not have any securities held to maturity with an unrealized loss. Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

At December 31, 2011, the 13 U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs and agency notes and bonds in a loss position had depreciated approximately 0.6% from the amortized cost basis. All of the U.S. government agency securities are issued by U.S. government agencies or government-sponsored enterprises, or are secured by first mortgage loans. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At December 31, 2010, the privately-issued CMO in a loss position had depreciated approximately 11.8% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair value of the privately-issued CMO portfolio each quarter using an independent third party analysis. At December 31, 2011, the privately-issued CMO in a loss position had an amortized cost of $269,000 and a fair value of $237,000, and had been downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality rating by various rating agencies. Based on the independent third party analysis performed in December 2011, the Company recognized an other-than-temporary impairment loss of $36,000 representing the credit loss component of the unrealized loss. While management does not anticipate further credit-related impairment losses at December 31, 2011, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2011, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities of $16,000 and gross losses on sales of available for sale municipal obligations of $24,000.

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2011 and 2010 consisted of the following:

(In thousands)	2011	2010
Real estate mortgage loans:
Residential	$116,338	$130,143
Land	9,910	9,534
Residential construction	10,988	8,151
Commercial real estate	57,680	59,901
Commercial real estate construction	743	0
Commercial business loans	20,722	21,911
Consumer loans:
Home equity and second mortgage loans	38,641	43,046
Automobile loans	20,627	19,384
Loans secured by savings accounts	767	1,042
Unsecured loans	3,126	3,076
Other consumer loans	5,312	5,732

Gross loans	284,854	301,920

Deferred loan origination fees, net	143	222
Undisbursed portion of loans in process	(4,768)	(3,119)
Allowance for loan losses	(4,182)	(4,473)

Loans, net	$276,047	$294,550

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2011, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $4.6 million.

Mortgage loans serviced for the benefit of others amounted to $269,000 and $279,000 at December 31, 2011 and 2010, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2011. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)
Beginning balance, as adjusted	$6,441
New loans	8,728
Payments	(9,309)

Ending balance	$5,860

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the year ended December 31, 2011, the Bank purchased approximately $444,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $1.2 million and $1.4 million at December 31, 2011 and 2010, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at December 31, 2011 and 2010:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2011:
Principal loan balance	$116,338	$9,910	$6,963	$57,680	$20,722	$38,641	$29,832	$280,086
Accrued interest receivable	463	60	16	160	64	162	202	1,127
Net deferred loan origination fees and costs	67	2	0	0	(10)	84	0	143

Recorded investment in loans	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

December 31, 2010:
Principal loan balance	$130,143	$9,534	$5,032	$59,901	$21,911	$43,046	$29,234	$298,801
Accrued interest receivable	480	54	16	174	68	171	199	1,162
Net deferred loan origination fees and costs	91	1	—	10	—	120	—	222

Recorded investment in loans	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2011 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473
Provisions	609	38	8	614	197	322	37	1,825
Charge-offs	(819)	0	0	(396)	(333)	(577)	(302)	(2,427)
Recoveries	14	0	4	0	45	49	199	311

Ending balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$183	$0	$0	$539	$936	$0	$0	$1,658
Collectively evaluated for impairment	645	93	33	730	224	400	399	2,524
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182

Recorded Investment in Loans:
Individually evaluated for impairment	$2,281	$5	$247	$2,853	$1,928	$87	$0	$7,401
Collectively evaluated for impairment	114,587	9,967	6,732	54,987	18,848	38,800	30,034	273,955
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2010 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,208	$121	$107	$1,633	$1,264	$217	$381	$4,931
Provisions	427	(6)	(86)	680	7	648	367	2,037
Charge-offs	(620)	(61)	0	(1,265)	(29)	(299)	(457)	(2,731)
Recoveries	9	1	0	3	9	40	174	236

Ending balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$458	$0	$0	$607	$1,089	$338	$0	$2,492
Collectively evaluated for impairment	566	55	21	444	162	268	465	1,981
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473

Recorded Investment in Loans:
Individually evaluated for impairment	$2,951	$0	$279	$1,780	$2,148	$390	$0	$7,548
Collectively evaluated for impairment	127,763	9,589	4,769	58,305	19,831	42,947	29,433	292,637
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2011 and 2010, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors based on the most eight recent calendar quarters. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2011 and 2010, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for the component at December 31, 2011 and 2010.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for the component at December 31, 2011 and 2010.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at December 31, 2011 and 2010.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at December 31, 2011 and 2010. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $317,000 and $258,000 at December 31, 2011 and 2010, respectively.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The multiples consider the increased likelihood of loss on classified loans based on the Company’s historical experience. The multiples remained unchanged from December 31, 2010 to December 31, 2011, and the effect of the loss factor multiples for classified loans was to increase the estimated allowance for loan losses by $172,000 and $248,000 at December 31, 2011 and 2010, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans by class of loans as of and for the year ended December 31, 2011:

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized –
	Investment	Balance	Allowance	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,149	$1,507	$0	$978	$0	$29
Land	5	6	0	5	0	0
Construction	247	249	0	261	0	0
Commercial real estate	1,215	1,280	0	514	0	9
Commercial business	0	0	0	14	0	0
Home equity and second mortgage	87	94	0	32	0	1
Other consumer	0	0	0	4	0	0

	2,703	3,136	0	1,808	0	39

Loans with an allowance recorded:
Residential real estate	1,132	1,233	183	2,035	0	9
Land	0	0	0	0	0	0
Construction	0	0	0	56	0	0
Commercial real estate	1,638	1,933	539	1,208	0	0
Commercial business	1,928	2,023	936	2,036	0	0
Home equity and second mortgage	0	0	0	282	0	0
Other consumer	0	0	0	5	0	0

	4,698	5,189	1,658	5,622	0	9

Total:
Residential real estate	2,281	2,740	183	3,013	0	38
Land	5	6	0	5	0	0
Construction	247	249	0	317	0	0
Commercial real estate	2,853	3,213	539	1,722	0	9
Commercial business	1,928	2,023	936	2,050	0	0
Home equity and second mortgage	87	94	0	314	0	1
Other consumer	0	0	0	9	0	0

	$7,401	$8,325	$1,658	$7,430	$0	$48

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans by class of loans as of and for the year ended December 31, 2010:

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized –
	Investment	Balance	Allowance	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$703	$822	$0	$1,082	$0	$1
Land	0	0	0	68	0	0
Construction	0	0	0	0	0	0
Commercial real estate	398	412	0	1,107	0	0
Commercial business	0	0	0	0	0	0
Home equity and second mortgage	17	18	0	140	0	0
Other consumer	0	0	0	25	0	0

	1,118	1,252	0	2,422	0	1

Loans with an allowance recorded:
Residential real estate	2,248	2,358	458	1,532	0	4
Land	0	0	0	0	0	0
Construction	279	281	0	140	0	0
Commercial real estate	1,382	1,424	607	963	0	0
Commercial business	2,148	2,175	1,089	2,190	0	0
Home equity and second mortgage	373	379	338	347	0	2
Other consumer	0	0	0	0	0	0

	6,430	6,617	2,492	5,172	0	6

Total:
Residential real estate	2,951	3,180	458	2,614	0	5
Land	0	0	0	68	0	0
Construction	279	281	0	140	0	0
Commercial real estate	1,780	1,836	607	2,070	0	0
Commercial business	2,148	2,175	1,089	2,190	0	0
Home equity and second mortgage	390	397	338	487	0	2
Other consumer	0	0	0	25	0	0

	$7,548	$7,869	$2,492	$7,594	$0	$7

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,281	$143	$2,424	$2,951	$334	$3,285
Land	5	38	43	0	0	0
Construction	247	0	247	279	0	279
Commercial real estate	2,853	0	2,853	1,780	0	1,780
Commercial business	1,928	0	1,928	2,148	20	2,168
Home equity and second mortgage	87	159	246	390	8	398
Other consumer	0	23	23	0	17	17

Total	$7,401	$363	$7,764	$7,548	$379	$7,927

The following table presents the aging of the recorded investment loans by class of loans at December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$5,205	$1,068	$1,035	$7,308	$109,560	$116,868
Land	442	43	43	528	9,444	9,972
Construction	0	0	247	247	6,732	6,979
Commercial real estate	676	0	1,258	1,934	55,906	57,840
Commercial business	256	0	0	256	20,520	20,776
Home equity and second mortgage	558	72	246	876	38,011	38,887
Other consumer	306	37	23	366	29,668	30,034

Total	$7,443	$1,220	$2,852	$11,515	$269,841	$281,356

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

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance on the Company’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2011:
Pass	$113,037	$7,578	$6,217	$46,544	$16,961	$38,513	$29,976	$225,826
Special mention	862	255	307	5,392	1,462	63	44	8,385
Substandard	688	2,134	208	3,051	425	224	14	6,744
Doubtful	2,281	5	247	2,853	1,928	87	0	7,401
Loss	0	0	0	0	0	0	0	—

Total	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

December 31, 2010:
Pass	$121,604	$9,172	$4,588	$50,742	$18,568	$42,014	$29,275	$275,963
Special mention	2,691	308	0	4,937	765	695	158	9,554
Substandard	3,468	109	181	2,626	498	238	0	7,120
Doubtful	2,951	0	279	1,780	2,148	390	0	7,548
Loss	0	0	0	0	0	0	0	0

Total	$130,714	$9,589	$5,048	$60,085	$21,979	$43,337	$29,433	$300,185

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s TDRs by class of loan and accrual status as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Residential real estate	$112	$516	$628	$11	$0	$623	$623	$71
Land	135	0	135	0	0	0	0	0
Construction	207	247	454	0	0	279	279	0
Commercial real estate	0	1,603	1,603	211	0	1,057	1,057	444
Commercial business	0	1,843	1,843	914	0	1,909	1,909	914
Home equity and second mortgage	8	0	8	0	0	0	0	0
Other consumer	0	0	0	0	0	75	75	75

Total	$462	$4,209	$4,671	$1,136	$0	$3,943	$3,943	$1,504

At December 31, 2011 and 2010, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $192,000 and $61,000, respectively. These commitments represent the undisbursed portion of construction loans to borrowers that have outstanding loans classified as TDRs.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2011:

	Number of Contracts	Pre- Modification Outstanding Balance	Post- Modification Outstanding Balance
	(In thousands)
Residential real estate	4	$331	$331
Land	1	135	135
Construction	2	454	454
Commercial real estate	2	1,139	1,139
Home equity and second mortgage	1	8	8

Total	10	$2,067	$2,067

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate and the deferral of past due principal and interest until maturity, or the consolidation of outstanding loans at a reduced interest rate. There were no principal charge-offs recorded as a result of TDRs during 2011.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the year ended December 31, 2011. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2011	2010
Land and land improvements	$3,256	$3,256
Leasehold improvements	56	50
Office buildings	10,044	9,967
Furniture, fixtures and equipment	4,870	4,702

	18,226	17,975
Less accumulated depreciation	7,505	6,983

Totals	$10,721	$10,992

Depreciation expense was $751,000 and $826,000 for the years ended December 31, 2011 and 2010, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)	FORECLOSED REAL ESTATE

At December 31, 2011 and 2010, the Bank had foreclosed real estate held for sale of $661,000 and $591,000, respectively. During the years ended December 31, 2011 and 2010, foreclosure losses in the amount of $650,000 and $1.7 million, respectively, were charged off to the allowance for loan losses. Losses on subsequent write downs of foreclosed real estate of $2,000 for 2010 are aggregated with realized gains and losses from the sale of foreclosed real estate. There were no losses on subsequent write-downs of foreclosed real estate for 2011. Net realized losses from the sale of foreclosed real estate amounted to $128,000 and $79,000 for the years ended December 31, 2011 and 2010, respectively. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Real estate taxes and other expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $84,000 and $133,000 in 2011 and 2010, respectively. Realized gains from the sale of foreclosed real estate totaling $35,000 and $12,000 were deferred for 2011 and 2010, respectively, because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles. At December 31, 2011 and 2010, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $52,000 and $17,000, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill in the acquisition of Hometown Bancshares, Inc. during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2011 or 2010.

The following is a summary of other intangible assets subject to amortization as of December 31, 2011 and 2010:

(In thousands)	2011	2010
Core deposit intangibles:

Acquired in branch acquisition	$181	$181
Acquired in Hometown merger	566	566

Gross carrying amount	747	747

Accumulated amortization	(715)	(649)

	$32	$98

Amortization expense was $66,000 for 2011 and $73,000 for 2010. The remaining $32,000 of amortization expense on the core deposit intangibles will be recognized during the year ending December 31, 2012.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)	DEPOSITS

The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $31.1 million and $34.5 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, scheduled maturities of time deposits were as follows:

(In thousands)
Year ending December 31:
2012	$50,097
2013	31,712
2014	17,598
2015	12,220
2016 and thereafter	895

Total	$112,522

The Bank held deposits of approximately $8.7 million and $8.0 million for related parties at December 31, 2011 and 2010, respectively.

(9)	RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. Information concerning borrowings under repurchase agreements is summarized as follows:

(Dollars in thousands)	2011	2010
Weighted average interest rate at year end	0.51%	0.76%
Weighted average interest rate during the year	0.64%	0.90%
Average daily balance	$9,174	$8,142
Maximum month-end balance during the year	$9,608	$9,223

Debt securities underlying the agreements at December 31:

Amortized cost	$12,043	$11,178
Fair value	$12,108	$11,322

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2011 and 2010, advances from the Federal Home Loan Bank were as follows:

	2011		2010
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
Fixed rate advances	3.78%	$12,350	4.05%	$15,729

At December 31, 2011, advances from the Federal Home Loan Bank totaling $10.0 million carried a put option whereby the Federal Home Loan Bank will automatically convert the fixed rate advance to a variable rate should the market interest rate exceed a pre-determined strike rate.

The following is a schedule of maturities for advances outstanding as of December 31, 2011:

(In thousands)
Due in:

2012	$7,250
2013	5,100
2014	0
2015	0
2016	0
Thereafter	0

Total	$12,350

The advances are secured under a blanket collateral agreement. At December 31, 2011, the carrying value of residential mortgage loans and a mutual fund investment pledged as security for the advances was $84.0 million and $1.5 million, respectively.

(11)	LEASE COMMITMENTS

During 2010, the Bank extended a noncancelable lease agreement for branch office space which expires in 2015. The Bank also had a noncancelable sub-lease agreement for branch office space which expired in 2010. The Bank let that lease expire because it developed a new office nearby which opened in 2009.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

The future minimum rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 2011 for each of the next five years and in the aggregate are as follows:

(In thousands)
Year ending December 31:
2012	$15
2013	15
2014	15
2015	4
2016 and thereafter	0

Total	$49

Total rental expense for all operating leases for the years ended December 31, 2011 and 2010 was $25,000 and $48,000, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12)	INCOME TAXES

The components of income tax expense were as follows:

(In thousands)	2011	2010
Current	$1,270	$1,412
Deferred	273	149

Totals	$1,543	$1,561

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2011	2010
Provision at federal statutory tax rate	$1,880	$1,849
State income tax-net of federal tax benefit	114	123
Tax-exempt interest income	(364)	(342)
Increase in cash value of life insurance	(69)	(74)
Other	(18)	5

Totals	$1,543	$1,561

Effective tax rate	27.9%	28.7%

Significant components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

(In thousands)	2011	2010
Deferred tax assets (liabilities):
Deferred compensation plans	$123	$141
Allowance for loan losses	1,493	1,760
State net operating loss carryforward	0	26
Other	33	20

Deferred tax assets	1,649	1,947

Depreciation	(637)	(589)
Deferred loan fees and costs	(75)	(111)
Federal Home Loan Bank stock dividends	(101)	(114)
Unrealized gain on securities available for sale	(906)	(214)
Acquisition purchase accounting adjustments	(11)	(35)

Deferred tax liabilities	(1,730)	(1,063)

Net deferred tax asset (liability)	$(81)	$884

At December 31, 2011 and 2010, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2008 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2011 and 2010 include approximately $1.0 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2011 and 2010.

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

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $336,000 and $321,000 to the plan for the years ended December 31, 2011 and 2010, respectively.

Employee Stock Ownership Plan:

On December 31, 1998, the Bank established a leveraged employee stock ownership plan (ESOP) covering substantially all employees. The Bank accounts for the ESOP in accordance with FASB ASC 718-40, Employee Stock Ownership Plans. The ESOP trust acquired 61,501 shares of Company common stock financed by a loan with the Company with a ten year term. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Bank contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan. The employer loan was fully paid in 2008 and all shares of the Company common stock have been allocated to participant accounts.

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2011 and 2010 as all shares were allocated during 2008.

At December 31, 2011, the ESOP trust holds 64,007 shares of Company stock, including shares acquired on the open market, all of which have been allocated to participant accounts.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1999 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. Deferred compensation expense for this plan was $17,000 and $21,000 for the years ended December 31, 2011 and 2010, respectively.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1995 and 2037. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $18,000 and $17,000 for the years ended December 31, 2011 and 2010, respectively.

(15)	STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below. No compensation cost was charged against income for those plans for 2011 or 2010. No income tax benefit was realized was in 2011 for stock options exercised. The total income tax benefit for stock options exercised was $6,000 for 2010.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

The fair market value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended December 31, 2011 and 2010.

There were no stock options outstanding at December 31, 2011 or 2010. During 2010 stock options for 28,215 shares with a weighted average exercise price of $10.00 were exercised and stock options for 4,400 shares with a weighted average exercise price of $10.00 were forfeited. The total intrinsic value of options exercised during 2010 was $135,000.

No compensation expense was recognized for the years ended December 31, 2011 and 2010, respectively, related to the stock option plans. At December 31, 2011, there was no remaining unrecognized compensation expense related to nonvested stock options.

2009 Equity Incentive Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the Plan). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone or in addition to or, in tandem with, any other award granted under the Plan. As of December 31, 2011, no awards had been granted under the Plan.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

Commitments under outstanding standby letters of credit totaled $1.7 million at December 31, 2011.

The following is a summary of the commitments to extend credit at December 31, 2011 and 2010:

(In thousands)	2011	2010
Loan commitments:
Fixed rate	$1,113	$1,138
Adjustable rate	1,366	6,157

Unused lines of credit on credit cards	2,942	2,861
Undisbursed commercial and personal lines of credit	15,748	15,335
Undisbursed portion of construction loans in process	4,768	3,119
Undisbursed portion of home equity lines of credit	16,685	15,843

Total commitments to extend credit	$42,622	$44,453

(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2011 or 2010.

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

The payment of dividends by the Bank is subject to regulation by the Office of the Comptroller of the Currency (OCC). The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by the OCC or below the amount of the liquidation account established upon completion of the conversion of the Bank’s former mutual holding company (First Capital, Inc., MHC) from mutual to stock form on December 31, 1998.

(19)	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts and ratios are also presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital (to risk weighted assets)	$46,018	17.05%	$21,597	8.00%	$26,996	10.00%
Tier I capital (to risk weighted assets)	$43,494	16.11%	N/A		$16,197	6.00%
Tier I capital (to adjusted total assets)	$43,494	10.06%	$17,302	4.00%	$21,627	5.00%
Tangible capital (to adjusted total assets)	$43,494	10.06%	$6,488	1.50%	N/A

As of December 31, 2010:
Total capital (to risk weighted assets)	$43,607	15.54%	$22,448	8.00%	$28,060	10.00%
Tier I capital (to risk weighted assets)	$41,626	14.83%	N/A		$16,836	6.00%
Tier I capital (to adjusted total assets)	$41,626	9.32%	$17,866	4.00%	$22,332	5.00%
Tangible capital (to adjusted total assets)	$41,626	9.32%	$6,700	1.50%	N/A

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments at December 31, 2011 and 2010:

	2011		2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$18,923	$18,923	$21,575	$21,575
Securities available for sale	111,440	111,440	100,851	100,851
Securities held to maturity	16	16	32	32
Loans held for sale	2,909	2,966	4,375	4,453

Loans, net of allowance for loan losses	276,047	287,624	294,550	307,083

Federal Home Loan Bank stock	2,820	2,820	3,194	3,194
Accrued interest receivable	1,801	1,801	1,894	1,894

Financial liabilities:
Deposits	364,374	367,359	378,003	380,713
Retail repurchase agreements	9,125	9,125	8,669	8,669
Advances from Federal Home Loan Bank	12,350	12,840	15,729	16,483
Accrued interest payable	413	413	649	649

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	0	48	0	49

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and 2010. The Company had no liabilities measured at fair value as of December 31, 2011 and 2010.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2011:
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,220	$0	$12,220
Agency CMO	0	23,288	0	23,288
Privately-issued CMO	0	880	0	880
Agency notes and bonds	0	42,363	0	42,363
Municipal obligations	0	27,301	0	27,301
Mutual funds	5,388	0	0	5,388

Total securities available for sale	$5,388	$106,052	$0	$111,440

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$6,107	$6,107
Loans held for sale	0	2,909	0	2,909
Foreclosed real estate	0	0	661	661

December 31, 2010:
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,681	$0	$12,681
Agency CMO	0	11,968	0	11,968
Privately-issued CMO	0	1,652	0	1,652
Agency notes and bonds	0	42,380	0	42,380
Municipal obligations	0	29,456	0	29,456
Mutual funds	2,714	0	0	2,714

Total securities available for sale	$2,714	$98,137	$0	$100,851

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$5,435	$5,435
Loans held for sale	0	4,375	0	4,375
Foreclosed real estate	0	0	591	591

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

Impaired Loans. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. Impaired loans are evaluated and valued at the time the loan is identified as impaired at the lower of cost or market value. For collateral dependent impaired loans, market value is measured based on the value of the collateral securing these loans. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable, and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. The appraisals are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. Fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2.

Foreclosed Real Estate Held for Sale. Foreclosed real estate held for sale is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions. Fair value of foreclosed real estate held for sale is classified as Level 3 in the fair value hierarchy.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2011 and 2010. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2011 and 2010. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2011 and 2010.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION (In thousands)

Condensed financial information for the Company (parent company only) follows:

Balance Sheets

	As of December 31,
	2011	2010
Assets:
Cash and cash equivalents	$278	$369
Other assets	139	139
Investment in subsidiaries	50,525	47,389

	$50,942	$47,897

Liabilities and Equity:
Accrued expenses	$0	$4
Stockholders’ equity	50,942	47,893

	$50,942	$47,897

Statements of Income

	Years Ended December 31,
	2011	2010
Interest income	$1	$2
Dividend income	2,207	1,356
Other operating expenses	(222)	(196)

Income before income taxes and equity in undistributed net income of subsidiaries	1,986	1,162

Income tax benefit	71	81

Income before equity in undistributed net income of subsidiaries	2,057	1,243
Equity in undistributed net income of subsidiaries	1,915	2,622

Net income	$3,972	$3,865

Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Operating Activities:
Net income	$3,972	$3,865
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,915)	(2,622)
Net change in other assets and liabilities	(4)	(2)

Net cash provided by operating activities	2,054	1,241

Financing Activities:
Exercise of stock options	0	282
Purchase of treasury stock	(27)	(43)
Cash dividends paid	(2,117)	(2,063)

Net cash used in financing activities	(2,144)	(1,824)

Net decrease in cash and cash equivalents	(91)	(583)

Cash and cash equivalents at beginning of year	369	952

Cash and cash equivalents at end of year	$278	$369

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	Years Ended December 31,
	2011	2010
(In thousands, except for share and per share data)
Basic:
Earnings:
Net income attributable to First Capital, Inc.	$3,972	$3,865

Shares:
Weighted average common shares outstanding	2,786,410	2,785,168

Net income per common share attributable to First Capital, Inc., basic	$1.43	$1.39

Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$3,972	$3,865

Shares:
Weighted average common shares outstanding	2,786,410	2,785,168
Add: Dilutive effect of outstanding options	0	1,059

Weighted average common shares outstanding, as adjusted	2,786,410	2,786,227

Net income per common share attributable to First Capital, Inc., diluted	$1.43	$1.39

(24)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2011	2010
Cash payments for:
Interest	$3,995	$5,834
Income taxes	1,601	1,153

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$1,256	$1,765
Proceeds from sales of foreclosed real estate financed through loans	267	438

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2011

Interest income	$5,099	$5,150	$5,101	$4,923
Interest expense	1,052	1,066	897	805

Net interest income	4,047	4,144	4,204	4,118
Provision for loan losses	500	425	400	500

Net interest income after provision for loan losses	3,547	3,719	3,804	3,618
Noninterest income	923	955	1,074	1,099
Noninterest expenses	3,252	3,371	3,331	3,257

Income before income taxes	1,218	1,303	1,547	1,460
Income tax expense	319	358	451	415

Net income	899	945	1,096	1,045
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3

Net income attributable to First Capital, Inc.	$896	$941	$1,093	$1,045

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.32	$0.34	$0.39	$0.38

Diluted	$0.32	$0.34	$0.39	$0.38

2010

Interest income	$5,479	$5,583	$5,483	$5,289
Interest expense	1,509	1,433	1,326	1,234

Net interest income	3,970	4,150	4,157	4,055
Provision for loan losses	460	420	590	567

Net interest income after provision for loan losses	3,510	3,730	3,567	3,488
Noninterest income	823	1,003	1,020	1,060
Noninterest expenses	2,890	3,395	3,315	3,162

Income before income taxes	1,443	1,338	1,272	1,386
Income tax expense	439	346	359	417

Net income	1,004	992	913	969
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3

Net income attributable to First Capital, Inc.	$1,001	$988	$910	$966

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.36	$0.35	$0.33	$0.35

Diluted	$0.36	$0.35	$0.33	$0.35