Form 10-Q
period 2012-03-31
FIRST CAPITAL INC
filed 2012-05-10
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,785,693 shares of common stock were outstanding as of April 30, 2012.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and due from banks	$7,014	$10,794
Interest bearing deposits with banks	933	525
Federal funds sold	22,219	7,604

Total cash and cash equivalents	30,166	18,923

Securities available for sale, at fair value	108,633	111,440
Securities-held to maturity	15	16
Loans, net	271,939	276,047
Loans held for sale	1,693	2,909
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	541	661
Premises and equipment	10,618	10,721
Accrued interest receivable	1,727	1,801
Cash value of life insurance	6,039	5,991
Goodwill	5,386	5,386
Core deposit intangibles	17	32
Other assets	1,779	2,139

Total Assets	$441,373	$438,886

LIABILITIES
Deposits:
Noninterest-bearing	$54,731	$47,313
Interest-bearing	313,713	317,061

Total deposits	368,444	364,374

Retail repurchase agreements	9,095	9,125
Advances from Federal Home Loan Bank	10,925	12,350
Accrued interest payable	419	413
Accrued expenses and other liabilities	1,385	1,571

Total liabilities	390,268	387,833

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,420 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	32,686	32,297
Accumulated other comprehensive income	1,272	1,612
Less treasury stock, at cost - 378,727 shares	(7,312)	(7,312)

Total First Capital, Inc. stockholders’ equity	50,991	50,942

Noncontrolling interest in subsidiary	114	111

Total equity	51,105	51,053

Total Liabilities and Equity	$441,373	$438,886

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,023	$4,339
Securities:
Taxable	434	453
Tax-exempt	233	271
Federal Home Loan Bank dividends	23	27
Federal funds sold and interest bearing deposits with banks	8	9

Total interest income	4,721	5,099

INTEREST EXPENSE
Deposits	586	878
Retail repurchase agreements	12	16
Advances from Federal Home Loan Bank	105	158

Total interest expense	703	1,052

Net interest income	4,018	4,047
Provision for loan losses	475	500

Net interest income after provision for loan losses	3,543	3,547

NONINTEREST INCOME
Service charges on deposit accounts	687	674
Commission income	44	30
Gain on sale of loans	258	125
Mortgage brokerage fees	13	14
Increase in cash value of life insurance	48	53
Other income	25	27

Total noninterest income	1,075	923

NONINTEREST EXPENSE
Compensation and benefits	1,886	1,830
Occupancy and equipment	306	329
Data processing	324	290
Professional fees	153	149
Advertising	47	30
Other expenses	617	624

Total noninterest expense	3,333	3,252

Income before income taxes	1,285	1,218
Income tax expense	363	319

Net Income	922	899
Less: net income attributable to the noncontrolling interest in subsidiary	3	3

Net Income Attributable to First Capital, Inc.	$919	$896

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.33	$0.32

Diluted	$0.33	$0.32

Dividends per share on common shares	$0.19	$0.19

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net Income	$922	$899

OTHER COMPREHENSIVE LOSS
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(564)	(34)
Income tax benefit	224	13

Net of tax amount	(340)	(21)

Other Comprehensive Loss, net of tax	(340)	(21)

Comprehensive Income	$582	$878

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2011	$32	$24,313	$30,442	$391	$(7,285)	$111	$48,004

Net income	0	0	896	0	0	3	899

Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	0	0	0	(21)	0	0	(21)

Cash dividends	0	0	(529)	0	0	0	(529)

Balances at March 31, 2011	$32	$24,313	$30,809	$370	$(7,285)	$114	$48,353

Balances at January 1, 2012	$32	$24,313	$32,297	$1,612	$(7,312)	$111	51,053

Net income	0	0	919	0	0	3	922

Change in unrealized gain on securities available for sale,net of reclassification adjustments and tax effect	0	0	0	(340)	0	0	(340)

Cash dividends	0	0	(530)	0	0	0	(530)

Balances at March 31, 2012	$32	$24,313	$32,686	$1,272	$(7,312)	$114	$51,105

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$922	$899
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	239	242
Depreciation and amortization expense	208	211
Deferred income taxes	48	7
Increase in cash value of life insurance	(48)	(53)
Provision for loan losses	475	500
Proceeds from sales of loans	10,125	6,927
Loans originated for sale	(8,651)	(3,159)
Gain on sale of loans	(258)	(125)
(Increase) decrease in accrued interest receivable	74	(7)
Increase (decrease) in accrued interest payable	6	(100)
Net change in other assets/liabilities	323	212

Net Cash Provided By Operating Activities	3,463	5,554

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(16,516)	(5,838)
Proceeds from maturities of securities available for sale	13,547	1,075
Proceeds from maturities of securities held to maturity	0	14
Proceeds from sales of securities available for sale	1,004	0
Principal collected on mortgage-backed obligations	3,997	3,039
Net decrease in loans receivable	3,358	6,691
Proceeds from sale of foreclosed real estate	395	55
Purchase of premises and equipment	(90)	(68)

Net Cash Provided By Investing Activities	5,695	4,968

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,070	(3,370)
Net decrease in advances from Federal Home Loan Bank	(1,425)	(200)
Net increase (decrease) in retail repurchase agreements	(30)	29
Dividends paid	(530)	(529)

Net Cash Provided By (Used In) Financing Activities	2,085	(4,070)

Net Increase in Cash and Cash Equivalents	11,243	6,452
Cash and cash equivalents at beginning of period	18,923	21,575

Cash and Cash Equivalents at End of Period	$30,166	$28,027

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At March 31, 2012, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2012 and December 31, 2011 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2012
Securities available for sale:
Agency mortgage-backed securities	$12,754	$520	$19	$13,255
Agency CMO	23,449	179	33	23,595
Privately-issued CMO	816	19	50	785
Other debt securities:
Agency notes and bonds	42,006	231	148	42,089
Municipal obligations	24,771	1,262	2	26,031

Subtotal - debt securities	103,796	2,211	252	105,755

Mutual Funds	2,854	47	23	2,878

Total Securities available for sale	$106,650	$2,258	$275	$108,633

Securities held to maturity:
Agency mortgage-backed securities	$15	$0	$0	$15
Municipal obligations	0	0	0	0

Total securities held to maturity	$15	$0	$0	$15

December 31, 2011
Securities available for sale:
Agency mortgage-backed securities	$11,689	$542	$11	$12,220
Agency CMO	23,196	152	60	23,288
Privately-issued CMO	896	16	32	880
Other debt securities:
Agency notes and bonds	41,971	395	3	42,363
Municipal obligations	25,800	1,501	0	27,301

Subtotal - debt securities	103,552	2,606	106	106,052

Mutual Funds	5,369	52	33	5,388

Total Securities available for sale	$108,921	$2,658	$139	$111,440

Securities held to maturity:
Agency mortgage-backed securities	$16	$0	$0	$16

Total securities held to maturity	$16	$0	$0	$16

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Agency notes and bonds, agency mortgage-backed securities and agency collateralized mortgage obligations (CMO) include securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB), which are government-sponsored enterprises. Privately-issued CMOs are issued by special-purpose entities that are generally collateralized by first position residential mortgage loans and first position residential home equity loans.

The amortized cost and fair value of debt securities as of March 31, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$641	$647	$0	$0
Due after one year through five years	8,497	8,575	0	0
Due after five years through ten years	15,599	15,966
Due after ten years	42,040	42,932	0	0

	66,777	68,120	0	0

Mortgage-backed securities and CMO	37,019	37,635	15	15

	$103,796	$105,755	$15	$15

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2012, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	12	$13,428	$147
Agency CMO	9	8,613	33
Agency mortgage-backed securities	3	3,044	19
Municipal obligations	1	327	2

Total less than twelve months	25	25,412	201

Continuous loss position more than twelve months:
Privately-issued CMO	1	208	50
Agency notes and bonds	1	1,054	1
Mutual fund	1	361	23

Total more than twelve months	3	1,623	74

Total securities available for sale	28	$27,035	$275

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

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

At March 31, 2012, the 26 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.8% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At March 31, 2012, the privately-issued CMO in a loss position had depreciated approximately 19.2% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair values of the privately-issued CMO portfolio each quarter using an independent third party analysis. At March 31, 2012, the privately-issued CMO in a loss position had an amortized cost of $258,000 and a fair value of $208,000, and had been downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality by various rating agencies. Based on the independent third party analysis performed in March 2012, the Company did not recognize an other-than-temporary impairment loss during the quarter ended March 31, 2012. While management did not anticipate a credit-related impairment loss at March 31, 2012, any future deterioration in market and economic conditions may have an adverse impact on the credit quality in future periods.

3.	Loans and Allowance for Loan Losses

The Company’s loan and allowance for loan loss policies are as follows:

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana. The ability of the Company’s customers to honor their loan agreements is dependent upon the real estate and general economic conditions in this area.

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

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

The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At March 31, 2012, the Company had nine loans on which partial charge-offs of $543,000 had been recorded.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at March 31, 2012:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$113,427	$9,987	$6,315	$58,143	$20,795	$37,831	$29,539	$276,037

Accrued interest receivable	418	46	14	154	65	143	144	984

Net deferred loan origination fees and costs	71	1	(1)	(6)	(10)	75	0	130

Recorded investment in loans	$113,916	$10,034	$6,328	$58,291	$20,850	$38,049	$29,683	$277,151

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,068	$41	$266	$2,761	$1,927	$273	$0	$7,336
Collectively evaluated for impairment	111,848	9,993	6,062	55,530	18,923	37,776	29,683	269,815
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$113,916	$10,034	$6,328	$58,291	$20,850	$38,049	$29,683	$277,151

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at December 31, 2011:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
				(In thousands)
Recorded Investment in Loans:
Principal loan balance	$116,338	$9,910	$6,963	$57,680	$20,722	$38,641	$29,832	$280,086

Accrued interest receivable	463	60	16	160	64	162	202	1,127

Net deferred loan origination fees and costs	67	2	0	0	(10)	84	0	143

Recorded investment in loans	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,281	$5	$247	$2,853	$1,928	$87	$0	$7,401
Collectively evaluated for impairment	114,587	9,967	6,732	54,987	18,848	38,800	30,034	273,955
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2012 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
				(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$140	$0	$0	$422	$936	$168	$0	$1,666
Collectively evaluated for impairment	920	99	35	502	239	483	284	2,562
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$1,060	$99	$35	$924	$1,175	$651	$284	$4,228

An analysis of the allowance for loan losses as of December 31, 2011 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
				(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$183	$0	$0	$539	$936	$0	$0	$1,658
Collectively evaluated for impairment	645	93	33	730	224	400	399	2,524
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2012 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
				(In thousands)
Allowance for loan losses:

Beginning balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182
Provisions for loan losses	498	10	2	(345)	12	361	(63)	475
Charge-offs	(276)	(4)	0	0	0	(114)	(91)	(485)
Recoveries	10	0	0	0	3	4	39	56

Ending balance	$1,060	$99	$35	$924	$1,175	$651	$284	$4,228

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2011 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
				(In thousands)
Allowance for loan losses:

Beginning balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473
Provisions for loan losses	232	24	18	197	(42)	87	(16)	500
Charge-offs	(265)	0	0	0	0	(157)	(64)	(486)
Recoveries	1	0	0	0	2	26	61	90

Ending balance	$992	$79	$39	$1,248	$1,211	$562	$446	$4,577

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2012 and December 31, 2011, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors based on the most recent calendar quarters. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At March 31, 2012 and December 31, 2011, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at March 31, 2012 and December 31, 2011.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at March 31, 2012 and December 31, 2011.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at March 31, 2012 and December 31, 2011.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at March 31, 2012 and December 31, 2011. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $322,000 and $317,000 at March 31, 2012 and December 31, 2011, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of March 31, 2012 and for the three months ended March 31, 2012 and 2011:

	At March 31, 2012			Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,359	$1,792	$0	$1,254	$1	$1	$1,173	$4	$2
Land	41	41	0	23	0	0	3	0	0
Construction	266	270	0	257	0	0	155	0	0
Commercial real estate	1,251	1,530	0	1,233	0	0	436	0	0
Commercial business	0	0	0	0	0	0	15	0	0
Home Equity/2nd mortgage	85	91	0	86	1	0	30	0	0
Other consumer	0	0	0	0	0	0	17	0	0

	3,002	3,724	0	2,853	2	1	1,829	4	2

Loans with an allowance recorded:
Residential	709	782	140	921	0	0	2,040	0	0
Land	0	0	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	140	0	0
Commercial real estate	1,510	1,595	422	1,574	0	0	1,198	0	0
Commercial business	1,927	2,023	936	1,928	0	0	2,146	0	0
Home Equity/2nd mortgage	188	188	168	94	0	1	439	0	0
Other consumer	0	0	0	0	0	0	12	0	0

	4,334	4,588	1,666	4,517	0	1	5,975	0	0

Total:
Residential	2,068	2,574	140	2,175	1	1	3,213	4	2
Land	41	41	0	23	0	0	3	0	0
Construction	266	270	0	257	0	0	295	0	0
Commercial real estate	2,761	3,125	422	2,807	0	0	1,634	0	0
Commercial business	1,927	2,023	936	1,928	0	0	2,161	0	0
Home Equity/2nd mortgage	273	279	168	180	1	1	469	0	0
Other consumer	0	0	0	0	0	0	29	0	0

	$7,336	$8,312	$1,666	$7,370	$2	$2	$7,804	$4	$2

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,149	$1,507	$0
Land	5	6	0
Construction	247	249	0
Commercial real estate	1,215	1,280	0
Commercial business	0	0	0
HE/2nd mortgage	87	94	0
Other consumer	0	0	0

	2,703	3,136	0

Loans with an allowance recorded:
Residential	1,132	1,233	183
Land	0	0	0
Construction	0	0	0
Commercial real estate	1,638	1,933	539
Commercial business	1,928	2,023	936
HE/2nd mortgage	0	0	0
Other consumer	0	0	0

	4,698	5,189	1,658

Total:
Residential	2,281	2,740	183
Land	5	6	0
Construction	247	249	0
Commercial real estate	2,853	3,213	539
Commercial business	1,928	2,023	936
Home Equity/2nd mortgage	87	94	0
Other consumer	0	0	0

	$7,401	$8,325	$1,658

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$2,068	$66	$2,134	$2,281	$143	$2,424
Land	41	0	41	5	38	43
Construction	266	0	266	247	0	247
Commercial real estate	2,761	3	2,764	2,853	0	2,853
Commercial business	1,927	0	1,927	1,928	0	1,928
Home Equity/2nd mortgage	273	42	315	87	159	246
Other consumer	0	12	12	0	23	23

Total	$7,336	$123	$7,459	$7,401	$363	$7,764

The following table presents the aging of the recorded investment loans by class of loans at March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$3,956	$1,215	$865	$6,036	$107,880	$113,916
Land	102	42	41	185	9,849	10,034
Construction	0	0	266	266	6,062	6,328
Commercial real estate	585	175	1,254	2,014	56,277	58,291
Commercial business	58	10	0	68	20,782	20,850
Home Equity/2nd mortgage	353	141	167	661	37,388	38,049
Other consumer	179	10	12	201	29,482	29,683

Total	$5,233	$1,593	$2,605	$9,431	$267,720	$277,151

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans by class of loans at December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$5,205	$1,068	$1,035	$7,308	$109,560	$116,868
Land	442	43	43	528	9,444	9,972
Construction	0	0	247	247	6,732	6,979
Commercial real estate	676	0	1,258	1,934	55,906	57,840
Commercial business	256	0	0	256	20,520	20,776
Home Equity/2nd mortgage	558	72	246	876	38,011	38,887
Other consumer	306	37	23	366	29,668	30,034

Total	$7,443	$1,220	$2,852	$11,515	$269,841	$281,356

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
				(In thousands)
March 31, 2012
Pass	$109,374	$7,578	$5,552	$47,532	$16,913	$37,457	$29,588	$253,994
Special Mention	859	253	257	5,368	1,622	30	37	8,426
Substandard	1,615	2,162	253	2,630	388	289	58	7,395
Doubtful	2,068	41	266	2,761	1,927	273	0	7,336
Loss	0	0	0	0	0	0	0	0

Ending balance	$113,916	$10,034	$6,328	$58,291	$20,850	$38,049	$29,683	$277,151

December 31, 2011
Pass	$113,037	$7,578	$6,217	$46,544	$16,961	$38,513	$29,976	$258,826
Special Mention	862	255	307	5,392	1,462	63	44	8,385
Substandard	688	2,134	208	3,051	425	224	14	6,744
Doubtful	2,281	5	247	2,853	1,928	87	0	7,401
Loss	0	0	0	0	0	0	0	0

Ending balance	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by class of loan and accrual status as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
				(In thousands)
Troubled debt restructurings:
Residential real estate	$319	$344	$663	$5	$112	$516	$628	$11
Land	136	0	136	0	135	0	135	0
Construction	252	266	518	0	207	247	454	0
Commercial real estate	0	1,593	1,593	107	0	1,603	1,603	211
Commercial business	0	1,843	1,843	914	0	1,843	1,843	914
Home equity and 2nd mortgage	8	25	33	25	8	0	8	0
Consumer	0	0	0	0	0	0	0	0

Total	$715	$4,071	$4,786	$1,051	$462	$4,209	$4,671	$1,136

At March 31, 2012 and December 31, 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $145,000 and $192,000, respectively. These commitments represent the undisbursed portion of construction loans to borrowers that have outstanding loans classified as TDRs.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)

Troubled debt restructurings:
Residential real estate	1	$88	$88
Home equity & 2nd mortgage	1	25	25
Construction	0	0	0
Commercial real estate	0	0	0
Commercial business	0	0	0
Construction	0	0	0
Consumer	0	0	0

Total	2	$113	$113

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate and the deferral of past due principal and interest until maturity, or the consolidation of outstanding loans at a reduced interest rate. There were no principal charge-offs recorded as a result of TDRs during the three months ended March 31, 2012.

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2012. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2012	2011
(Dollars in thousands, except per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$919	$896

Shares:
Weighted average common shares outstanding	2,785,693	2,787,272

Net income attributable to First Capital, Inc. per common share, basic	$0.33	$0.32

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$919	$896

Shares:
Weighted average common shares outstanding	2,785,693	2,787,272
Add: Dilutive effect of outstanding options	0	0
Add: Dilutive effect of restricted stock	0	0

Weighted average common shares outstanding, as adjusted	2,785,693	2,787,272

Net income attributable to First Capital, Inc. per common share, diluted	$0.33	$0.32

5.	Stock Option Plan

For the three month periods ended March 31, 2012 and 2011, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At March 31, 2012, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash payments for:
Interest	$696	$1,152
Taxes	0	0

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	358	315

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2012 and December 31, 2011. The Company had no liabilities measured at fair value as of March 31, 2012 or December 31, 2011.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2012
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$13,255	$0	$13,255
Agency CMO	0	23,595	0	23,595
Privately-issued CMO	0	785	0	785
Agency notes and bonds	0	42,089	0	42,089
Municipal obligations	0	26,031	0	26,031
Mutual funds	2,878	0	0	2,878

Total securities available for sale	$2,878	$105,755	$0	$108,633

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$5,793	$5,793
Loans held for sale	0	1,693	0	1,693
Foreclosed real estate	0	0	541	541

December 31, 2011
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,220	$0	$12,220
Agency CMO	0	23,288	0	23,288
Privately-issued CMO	0	880	0	880
Agency notes and bonds	0	42,363	0	42,363
Municipal obligations	0	27,301	0	27,301
Mutual funds	5,388	0	0	5,388

Total securities available for sale	$5,388	$106,052	$0	$111,440

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$6,107	$6,107
Loans held for sale	0	2,909	0	2,909
Foreclosed real estate	0	0	661	661

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

There were no transfers into or out of the Company’s Level 3 financial assets for the three months ended March 31, 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2012.

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

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)

Financial assets:
Cash and cash equivalents	$30,166	$30,166	$18,923	$18,923
Securities available for sale	108,633	108,633	111,440	111,440
Securities held to maturity	15	15	16	16
Loans held for sale	1,693	1,729	2,906	2,966

Loans, net	271,939	283,344	276,047	287,624

Federal Home Loan Bank stock	2,820	2,820	2,820	2,820
Accrued interest receivable	1,727	1,727	1,801	1,801

Financial liabilities:
Deposits	368,444	371,462	364,374	367,359
Retail repurchase agreements	9,095	9,095	9,125	9,125
Advances from Federal Home Loan Bank	10,925	11,358	12,350	12,840
Accrued interest payable	419	419	413	413

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	0	20	0	48

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements by U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of FASB ASC Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Financial Condition

Total assets increased from $438.9 million at December 31, 2011 to $441.4 million at March 31, 2012, an increase of 0.6%.

Net loans receivable (excluding loans held for sale) decreased $4.1 million from $276.0 million at December 31, 2011 to $271.9 million at March 31, 2012. Residential mortgage loans decreased $3.0 million during the three months ended March 31, 2012 primarily due to loan payoffs that have not been replaced by new originations for the Bank’s portfolio as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market. Home equity loans and second mortgages also declined by $838,000 during the three months ended March 31, 2012.

Securities available for sale decreased $2.8 million from $111.4 million at December 31, 2011 to $108.6 million at March 31, 2012. Purchases of $16.5 million of securities classified as available for sale were made during the three months ended March 31, 2012 and consisted primarily of U.S. government agency notes and bonds and CMOs. Maturities, principal repayments and sales of available for sale securities totaled $13.5 million, $4.0 million and $1.0 million, respectively, during the three months ended March 31, 2012.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $18.9 million at December 31, 2011 to $30.2 million at March 31, 2012, primarily due to an increase of $14.6 million in federal funds sold.

Total deposits increased 1.1% from $364.4 million at December 31, 2011 to $368.4 million at March 31, 2012. Time accounts decreased $2.4 million during the three months ended March 31, 2012, primarily due to customers not wanting to lock in to longer terms in the current low-rate environment. Noninterest-bearing checking accounts increased by $7.4 million during the period due to a combination of growth in existing accounts and new accounts.

Federal Home Loan Bank borrowings decreased from $12.4 million at December 31, 2011 to $10.9 million at March 31, 2012 due to repayments of $1.4 million during the quarter.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, totaled $9.1 million at both December 31, 2011 and March 31, 2012.

Total stockholders’ equity attributable to the Company increased from $50.9 million at December 31, 2011 to $51.0 million at March 31, 2012 primarily due to retained net income of $389,000, offset by a decrease of $340,000 in the net unrealized gain on securities available for sale.

Results of Operations

Net Income for the three-month periods ended March 31, 2012 and 2011. Net income attributable to the Company was $919,000 ($0.33 per share diluted) for the three months ended March 31, 2012 compared to $896,000 ($0.32 per share diluted) for the same period in 2011. The increase is primarily due to an increase in noninterest income, partially offset by an increase in noninterest expenses.

Net interest income for the three-month periods ended March 31, 2012 and 2011. Net interest income decreased $29,000 for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to a decrease in the average balance of interest-earning assets.

Total interest income decreased $378,000 for the three months ended March 31, 2012 compared to the same period in 2011. For the quarter ended March 31, 2012, the average balance of interest-earning assets and their tax-equivalent yield were $400.0 million and 4.85%, respectively. During the same period in 2011, the average balance of those assets was $410.2 million and the tax-equivalent yield was 5.11%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels. The change in asset mix also contributed to the lower yields as the average balance of loans receivable, which generally have higher yields than investment securities, decreased from $296.7 million for the quarter ended March 31, 2011 to $277.6 million for the same period in 2012, while the average balance of investment securities increased from $103.7 million for 2011 to $108.6 million for 2012.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $349,000 for the three months ended March 31, 2012 compared to the same period in 2011. The average balance of interest-bearing liabilities decreased from $349.2 million for 2011 to $333.1 million for 2012. The average rate paid on those liabilities decreased from 1.20% for the quarter ended March 31, 2011 to 0.84% for the same period in 2012 primarily as a result of the FOMC maintaining the low rate environment previously discussed. As a result, the tax-equivalent interest rate spread increased from 3.91% for the three-month period ended March 31, 2011 to 4.01% for the same period in 2012.

Provision for loan losses. The provision for loan losses decreased from $500,000 for the three-month period ended March 31, 2011 to $475,000 for the same period in 2012. Net charge offs amounted to $429,000 and $396,000 for the three-month periods ended March 31, 2012 and 2011, respectively. During the three-month period ended March 31, 2012, gross loans receivable decreased $4.1 million. As stated earlier in this report, residential mortgage loans and home equity loans and second mortgages decreased $3.0 million and $838,000, respectively, during the three months ended March 31, 2012. The decrease in the provision reflects the decrease in overall loan balances partially offset by continued efforts to offset current period charge-offs and to provide for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

The allowance for loan losses was $4.2 million at both March 31, 2012 and December 31, 2011. Management has deemed this amount as adequate on both dates based on its best estimate of probable known and inherent loan losses at each date. At March 31, 2012, nonperforming loans amounted to $7.5 million compared to $7.8 million at December 31, 2011. Included in nonperforming loans are loans over 90 days past due and still accruing interest which are secured by residential mortgages of $66,000, home equity loans and second mortgages of $42,000, consumer loans of $12,000 and commercial real estate loans of $3,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2012 and December 31, 2011, nonaccrual loans amounted to $7.3 million and $7.4 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2012 and 2011. Noninterest income for the quarter ended March 31, 2012 increased to $1.1 million compared to $923,000 for the quarter ended March 31, 2011. Gains on the sale of loans, including residential mortgage and Small Business Administration (SBA) loans, increased $133,000 when comparing the two periods.

Noninterest expense for the three-month periods ended March 31, 2012 and 2011. Noninterest expense for the quarter ended March 31, 2012 increased $81,000 compared to the quarter ended March 31, 2011. This increase was primarily due to a $56,000 increase in compensation and benefit expense and a $34,000 increase in data processing expenses. The compensation and benefit expense increase was primarily due to normal salary increases and an increase in the cost of health insurance. An increase in the number of customers using alternative delivery channels and an increase in ATM processing fees caused the increase in data processing expenses.

Income tax expense. Income tax expense for the three-month period ended March 31, 2012 was $363,000, compared to $319,000 for the same period in 2011. The effective tax rate increased from 26.2% in 2011 to 28.2% in 2012. The increase in the effective tax rate for 2012 compared to 2011 was primarily the result of a decrease in tax-exempt income as a percent of income before income taxes for 2012.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2012, the Bank had cash and cash equivalents of $30.2 million and securities available-for-sale with a fair value of $108.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2012, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios of 10.1%, 10.1% and 15.9%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At March 31, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $239,000 at March 31, 2012.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

For the three months ended March 31, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

For a discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Market Risk Analysis” in the Company’s 2011 Annual Report Form 10-K for the year ended December 31, 2011. Management periodically reviews the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2012	0	N/A	0	190,274

February 1 through February 28, 2012	0	N/A	0	190,274

March 1 through March 31, 2012	0	N/A	0	190,274

Total	0	N/A	0

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employee Severance Compensation Plan (3)

10.4	*Employment Agreement with William W. Harrod (4)

10.5	* First Capital, Inc. 2009 Equity Incentive Plan (5)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 10, 2012	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 10, 2012	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO
and Treasurer