Form 10-Q
period 2012-06-30
FIRST CAPITAL INC
filed 2012-08-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Check one):	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,785,001 shares of common stock were outstanding as of July 31, 2012.

FIRST CAPITAL, INC.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and due from banks	$7,746	$10,794
Interest bearing deposits with banks	1,449	525
Federal funds sold	14,475	7,604

Total cash and cash equivalents	23,670	18,923

Securities available for sale, at fair value	125,029	111,440
Securities-held to maturity	14	16
Loans, net	274,324	276,047
Loans held for sale	1,861	2,909
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	588	661
Premises and equipment	10,609	10,721
Accrued interest receivable	1,694	1,801
Cash value of life insurance	6,086	5,991
Goodwill	5,386	5,386
Core deposit intangibles	2	32
Other assets	1,703	2,139

Total Assets	$453,786	$438,886

LIABILITIES
Deposits:
Noninterest-bearing	$52,997	$47,313
Interest-bearing	327,071	317,061

Total deposits	380,068	364,374
Retail repurchase agreements	9,268	9,125
Advances from Federal Home Loan Bank	10,650	12,350
Accrued interest payable	346	413
Accrued expenses and other liabilities	1,479	1,571

Total liabilities	401,811	387,833

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,420 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	33,192	32,297
Accumulated other comprehensive income	1,659	1,612
Less treasury stock, at cost—379,419 shares (378,727 shares in 2011)	(7,326)	(7,312)

Total First Capital, Inc. stockholders’ equity	51,870	50,942

Noncontrolling interest in subsidiary	105	111

Total equity	51,975	51,053

Total Liabilities and Equity	$453,786	$438,886

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,985	$4,351	$8,008	$8,690
Securities:
Taxable	421	498	855	951
Tax-exempt	230	271	463	542
Federal Home Loan Bank dividends	22	19	45	46
Federal funds sold and interest bearing deposits with banks	18	11	26	20

Total interest income	4,676	5,150	9,397	10,249
INTEREST EXPENSE
Deposits	539	830	1,125	1,708
Retail repurchase agreements	9	18	21	34
Advances from Federal Home Loan Bank	102	158	207	316

Total interest expense	650	1,006	1,353	2,058
Net interest income	4,026	4,144	8,044	8,191
Provision for loan losses	300	425	775	925

Net interest income after provision for loan losses	3,726	3,719	7,269	7,266
NON INTEREST INCOME
Service charges on deposit accounts	744	733	1,431	1,407
Commission income	36	52	80	82
Loss on sale of securities	0	(19)	0	(19)
Gain on sale of mortgage loans	247	100	505	225
Mortgage brokerage fees	6	16	19	30
Increase in cash surrender value of life insurance	47	51	95	104
Other income	20	22	45	49

Total non interest income	1,100	955	2,175	1,878

NON INTEREST EXPENSE
Compensation and benefits	1,814	1,881	3,700	3,711
Occupancy and equipment	305	311	611	640
Data processing	333	291	657	581
Professional fees	159	164	312	313
Advertising	65	83	112	113
Other operating expenses	684	641	1,301	1,265

Total non interest expense	3,360	3,371	6,693	6,623

Income before income taxes	1,466	1,303	2,751	2,521
Income tax expense	427	358	790	677

Net Income	$1,039	$945	$1,961	$1,844
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7

Net Income Attributable to First Capital, Inc.	$1,035	$941	$1,954	$1,837

Earnings per common share attributable to First Capital, Inc.
Basic	$0.37	$0.34	$0.70	$0.66

Diluted	$0.37	$0.34	$0.70	$0.66

Dividends per share	$0.19	$0.19	$0.38	$0.38

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net Income	$1,039	$945	$1,961	$1,844

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	642	1,471	78	1,437
Income tax expense	(254)	(583)	(31)	(570)

Net of tax amount	388	888	47	867

Less: reclassification adjustment for realized losses included in net income	0	19	0	19
Income tax benefit	0	(7)	0	(7)

Net of tax amount	0	12	0	12

Other Comprehensive Income, net of tax	388	900	47	879

Comprehensive Income	$1,427	$1,845	$2,008	$2,723

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2011	$32	$24,313	$30,442	$391	$(7,285)	$111	$48,004
Net income	0	0	1,837	0	0	7	1,844
Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	0	0	0	879	0	0	879
Cash dividends	0	0	(1,059)	0	0	(13)	(1,072)
Purchase of 1,608 treasury shares	0	0	0	0	(27)	0	(27)

Balances at June 30, 2011	$32	$24,313	$31,220	$1,270	$(7,312)	$105	$49,628

Balances at January 1, 2012	$32	$24,313	$32,297	$1,612	$(7,312)	$111	$51,053
Net income	0	0	1,954	0	0	7	1,961
Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	0	0	0	47	0	0	47
Cash dividends	0	0	(1,059)	0	0	(13)	(1,072)
Purchase of 692 treasury shares	0	0	0	0	(14)	0	(14)

Balances at June 30, 2012	$32	$24,313	$33,192	$1,659	$(7,326)	$105	$51,975

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,961	$1,844
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	484	471
Depreciation and amortization expense	401	410
Deferred income taxes	(153)	22
Increase in cash value of life insurance	(95)	(104)
Provision for loan losses	775	925
Proceeds from sales of loans	19,935	12,324
Loans originated for sale	(18,382)	(8,008)
Gain on sale of loans	(505)	(225)
Decrease in accrued interest receivable	107	73
Decrease in accrued interest payable	(67)	(143)
Net change in other assets/liabilities	469	(231)

Net Cash Provided By Operating Activities	4,930	7,358

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(44,978)	(21,595)
Proceeds from maturities of securities available for sale	22,280	6,265
Proceeds from maturities of securities held to maturity	0	14
Proceeds from sales of securities available for sale	1,004	647
Principal collected on mortgage-backed obligations	7,697	5,223
Net decrease in loans receivable	412	3,866
Proceeds from sale of foreclosed real estate	609	357
Proceeds from redemption of Federal Home Loan Bank stock	0	374
Purchase of premises and equipment	(258)	(183)

Net Cash Used In Investing Activities	(13,234)	(5,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	15,694	(8,834)
Net decrease in advances from Federal Home Loan Bank	(1,700)	(450)
Net increase in retail repurchase agreements	143	607
Purchase of treasury stock	(14)	(27)
Dividends paid	(1,072)	(1,072)

Net Cash Provided By (Used In) Financing Activities	13,051	(9,776)

Net Increase (Decrease) in Cash and Cash Equivalents	4,747	(7,450)
Cash and cash equivalents at beginning of period	18,923	21,575

Cash and Cash Equivalents at End of Period	$23,670	$14,125

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At June 30, 2012, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2012, and the results of operations for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2012
Securities available for sale:
Agency mortgage-backed securities	$18,784	$496	$17	$19,263
Agency CMO	26,500	208	47	26,661
Privately-issued CMO	720	13	49	684
Other debt securities:
Agency notes and bonds	43,768	376	7	44,137
Municipal obligations	26,164	1,607	11	27,760

Subtotal—debt securities	115,936	2,700	131	118,505

Mutual funds	6,501	47	24	6,524

Total securities available for sale	$122,437	$2,747	$155	$125,029

Securities held to maturity:
Agency mortgage-backed securities	$14	$0	$0	$14

Total securities held to maturity	$14	$0	$0	$14

December 31, 2011
Securities available for sale:
Agency mortgage-backed securities	$11,689	$542	$11	$12,220
Agency CMO	23,196	152	60	23,288
Privately-issued CMO	896	16	32	880
Other debt securities:
Agency notes and bonds	41,971	395	3	42,363
Municipal obligations	25,800	1,501	0	27,301

Subtotal—debt securities	103,552	2,606	106	106,052

Mutual funds	5,369	52	33	5,388

Total securities available for sale	$108,921	$2,658	$139	$111,440

Securities held to maturity:
Agency mortgage-backed securities	$16	$0	$0	$16

Total securities held to maturity	$16	$0	$0	$16

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

The amortized cost and fair value of debt securities as of June 30, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)
Due in one year or less	$1,028	$1,032	$0	$0
Due after one year through five years	7,490	7,644	0	0
Due after five years through ten years	17,022	17,455
Due after ten years	44,392	45,766	0	0

	69,932	71,897	0	0
Mortgage-backed securities and CMO	46,004	46,608	14	14

	$115,936	$118,505	$14	$14

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2012, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)
Continuous loss position less than twelve months:
Agency notes and bonds	5	$4,747	$6
Agency CMO	10	7,952	47
Agency mortgage-backed securities	3	3,099	17
Muncipal obligations	2	413	11

Total less than twelve months	20	16,211	81

Continuous loss position more than twelve months:
Privately-issued CMO	1	194	49
Agency notes and bonds	1	1,043	1
Mutual fund	1	363	24

Total more than twelve months	3	1,600	74

Total securities available for sale	23	$17,811	$155

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

At June 30, 2012, the 21 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.5% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At June 30, 2012, the privately-issued CMO in a loss position had depreciated approximately 20.1% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair values of the privately-issued CMO portfolio each quarter using an independent third party analysis. At June 30, 2012, the privately-issued CMO in a loss position had an amortized cost of $243,000 and a fair value of $194,000, and had been downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality by various rating agencies. Based on the independent third party analysis performed in June 2012, the Company did not recognize an other-than-temporary impairment loss during the quarter ended June 30, 2012. While management did not anticipate a credit-related impairment loss at June 30, 2012, any future deterioration in market and economic conditions may have an adverse impact on the credit quality in future periods.

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

The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2012, the Company had seven loans on which partial charge-offs of $377,000 had been recorded.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at June 30, 2012:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$111,743	$9,779	$7,967	$60,054	$19,981	$38,097	$30,990	$278,611
Accrued interest receivable	423	45	13	155	59	142	157	994
Net deferred loan origination fees and costs	69	2	(13)	(8)	(10)	105	0	145

Recorded investment in loans	$112,235	$9,826	$7,967	$60,201	$20,030	$38,344	$31,147	$279,750

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,370	$41	$265	$2,730	$1,843	$239	$0	$7,488
Collectively evaluated for impairment	109,865	9,785	7,702	57,471	18,187	38,105	31,147	272,262
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$112,235	$9,826	$7,967	$60,201	$20,030	$38,344	$31,147	$279,750

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of June 30, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$231	$0	$0	$348	$914	$129	$0	$1,622
Collectively evaluated for impairment	942	102	40	478	240	711	297	2,810
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$1,173	$102	$40	$826	$1,154	$840	$297	$4,432

An analysis of the allowance for loan losses as of December 31, 2011 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$183	$0	$0	$539	$936	$0	$0	$1,658
Collectively evaluated for impairment	645	93	33	730	224	400	399	2,524
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2012
Beginning balance	$1,060	$99	$35	$924	$1,175	$651	$284	$4,228
Provisions for loan losses	147	3	5	(98)	(22)	246	19	300
Charge-offs	(35)	0	0	0	0	(62)	(55)	(152)
Recoveries	1	0	0	0	1	5	49	56

Ending balance	$1,173	$102	$40	$826	$1,154	$840	$297	$4,432

Changes in Allowance for Loan Losses for the six-months ended June 30, 2012
Beginning balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182
Provisions for loan losses	646	12	7	(443)	(10)	607	(44)	775
Charge-offs	(312)	(4)	0	0	0	(176)	(146)	(638)
Recoveries	11	1	0	0	4	9	88	113

Ending balance	$1,173	$102	$40	$826	$1,154	$840	$297	$4,432

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2011 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2011
Beginning balance	$992	$79	$39	$1,248	$1,211	$562	$446	$4,577
Provisions for loan losses	223	(20)	(13)	91	112	46	(14)	425
Charge-offs	(1)	0	0	(68)	(305)	(51)	(73)	(498)
Recoveries	3	0	0	0	2	5	47	57

Ending balance	$1,217	$59	$26	$1,271	$1,020	$562	$406	$4,561

Changes in Allowance for Loan Losses for the six-months ended June 30, 2011
Beginning balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473
Provisions for loan losses	454	4	5	288	70	133	(29)	925
Charge-offs	(265)	0	0	(68)	(305)	(208)	(138)	(984)
Recoveries	4	0	0	0	4	31	108	147

Ending balance	$1,217	$59	$26	$1,271	$1,020	$562	$406	$4,561

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2012 and December 31, 2011, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors based on the most recent calendar quarters. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At June 30, 2012 and December 31, 2011, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at June 30 2012 and December 31, 2011.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at June 30, 2012 and December 31, 2011.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at June 30, 2012 and December 31, 2011.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at June 30, 2012 and December 31, 2011. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $305,000 and $317,000 at June 30, 2012 and December 31, 2011, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of June 30, 2012 and for the three months and six months ended June 30, 2012:

	At June 30, 2012			Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
		Unpaid		Average	Interest	Interest	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized -	Recorded	Income	Recognized -
	Investment	Balance	Allowance	Investment	Recognized	Cash Method	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,045	$1,314	$0	$1,202	$0	$1	$1,184	$1	$1
Land	41	42	0	41	0	0	29	0	0
Construction	265	270	0	266	0	0	259	0	0
Commercial real estate	1,237	1,530	0	1,244	0	0	1,234	0	0
Commercial business	0	0	0	0	0	0	0	0	0
Home Equity/2nd mortgage	85	92	0	85	1	0	86	2	1
Other consumer	0	0	0	0	0	0	0	0	0

	2,673	3,248	0	2,838	1	1	2,792	3	2

Loans with an allowance recorded:
Residential	1,325	1,410	231	1,017	0	0	1,055	0	0
Land	0	0	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	1,493	1,593	348	1,502	0	0	1,547	0	0
Commercial business	1,843	1,909	914	1,885	0	0	1,899	0	0
Home Equity/2nd mortgage	154	156	129	171	0	1	114	0	1
Other consumer	0	0	0	0	0	0	0	0	0

	4,815	5,068	1,622	4,575	0	1	4,615	0	1

Total:
Residential	2,370	2,724	231	2,219	0	1	2,239	1	1
Land	41	42	0	41	0	0	29	0	0
Construction	265	270	0	266	0	0	259	0	0
Commercial real estate	2,730	3,123	348	2,746	0	0	2,781	0	0
Commercial business	1,843	1,909	914	1,885	0	0	1,899	0	0
Home Equity/2nd mortgage	239	248	129	256	1	1	200	2	2
Other consumer	0	0	0	0	0	0	0	0	0

	$7,488	$8,316	$1,622	$7,413	$1	$2	$7,407	$3	$3

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans for the three months and six months ended June 30, 2011:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Recognized -	Recorded	Income	Recognized -
	Investment	Recognized	Cash Method	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$947	$6	$2	$977	$10	$4
Land	6	0	0	4	0	0
Construction	441	0	0	294	0	0
Commercial real estate	438	0	0	424	0	0
Commercial business	0	0	0	7	0	0
Home Equity/2nd mortgage	17	2	0	19	2	0
Other consumer	0	1	1	6	1	1

	1,849	9	3	1,731	13	5

Loans with an allowance recorded:
Residential	2,156	0	34	2,187	0	34
Land	0	0	0	0	0	0
Construction	0	0	0	93	0	0
Commercial real estate	1,011	0	0	1,134	0	0
Commercial business	2,071	0	0	2,097	0	0
Home Equity/2nd mortgage	484	0	0	447	0	0
Other consumer	12	0	0	8	0	0

	5,734	0	34	5,966	0	34

Total:
Residential	3,103	6	36	3,164	10	38
Land	6	0	0	4	0	0
Construction	441	0	0	387	0	0
Commercial real estate	1,449	0	0	1,558	0	0
Commercial business	2,071	0	0	2,104	0	0
Home Equity/2nd mortgage	501	2	0	466	2	0
Other consumer	12	1	1	14	1	1

	$7,583	$9	$37	$7,697	$13	$39

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of December 31, 2011:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,149	$1,507	$0
Land	5	6	0
Construction	247	249	0
Commercial real estate	1,215	1,280	0
Commercial business	0	0	0
HE/2nd mortgage	87	94	0
Other consumer	0	0	0

	2,703	3,136	0

Loans with an allowance recorded:
Residential	1,132	1,233	183
Land	0	0	0
Construction	0	0	0
Commercial real estate	1,638	1,933	539
Commercial business	1,928	2,023	936
HE/2nd mortgage	0	0	0
Other consumer	0	0	0

	4,698	5,189	1,658

Total:
Residential	2,281	2,740	183
Land	5	6	0
Construction	247	249	0
Commercial real estate	2,853	3,213	539
Commercial business	1,928	2,023	936
Home Equity/2nd mortgage	87	94	0
Other consumer	0	0	0

	$7,401	$8,325	$1,658

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)
Residential	$2,370	$0	$2,370	$2,281	$143	$2,424
Land	41	0	41	5	38	43
Construction	265	0	265	247	0	247
Commercial real estate	2,730	2	2,732	2,853	0	2,853
Commercial business	1,843	0	1,843	1,928	0	1,928
Home Equity/2nd mortgage	239	67	306	87	159	246
Other consumer	0	16	16	0	23	23

Total	$7,488	$85	$7,573	$7,401	$363	$7,764

The following table presents the aging of the recorded investment loans by class of loans at June 30, 2012:

	30-59 Days	60-89 Days	Over 90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)
Residential	$3,814	$961	$871	$5,646	$106,589	$112,235
Land	172	0	37	209	9,617	9,826
Construction	0	0	265	265	7,702	7,967
Commercial real estate	260	128	1,239	1,627	58,574	60,201
Commercial business	20	18	0	38	19,992	20,030
Home Equity/2nd mortgage	368	40	152	560	37,784	38,344
Other consumer	238	90	16	344	30,803	31,147

Total	$4,872	$1,237	$2,580	$8,689	$271,061	$279,750

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans by class of loans at December 31, 2011:

	30-59 Days	60-89 Days	Over 90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)
Residential	$5,205	$1,068	$1,035	$7,308	$109,560	$116,868
Land	442	43	43	528	9,444	9,972
Construction	0	0	247	247	6,732	6,979
Commercial real estate	676	0	1,258	1,934	55,906	57,840
Commercial business	256	0	0	256	20,520	20,776
Home Equity/2nd mortgage	558	72	246	876	38,011	38,887
Other consumer	306	37	23	366	29,668	30,034

Total	$7,443	$1,220	$2,852	$11,515	$269,841	$281,356

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
June 30, 2012
Pass	$106,102	$7,388	$7,386	$49,427	$15,957	$37,833	$31,040	$255,133
Special Mention	1,860	252	156	5,264	1,799	17	59	9,407
Substandard	1,903	2,145	160	2,780	431	255	48	7,722
Doubtful	2,370	41	265	2,730	1,843	239	0	7,488
Loss	0	0	0	0	0	0	0	0

Ending balance	$112,235	$9,826	$7,967	$60,201	$20,030	$38,344	$31,147	$279,750

December 31, 2011
Pass	$113,037	$7,578	$6,217	$46,544	$16,961	$38,513	$29,976	$258,826
Special Mention	862	255	307	5,392	1,462	63	44	8,385
Substandard	688	2,134	208	3,051	425	224	14	6,744
Doubtful	2,281	5	247	2,853	1,928	87	0	7,401
Loss	0	0	0	0	0	0	0	0

Ending balance	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by class of loan and accrual status as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$290	$376	$666	$25	$112	$516	$628	$11
Land	136	0	136	0	135	0	135	0
Construction	160	265	425	0	207	247	454	0
Commercial real estate	0	1,577	1,577	89	0	1,603	1,603	211
Commercial business	0	1,843	1,843	914	0	1,843	1,843	914
Home equity and 2nd mortgage	0	33	33	28	8	0	8	0
Consumer	0	0	0	0	0	0	0	0

Total	$586	$4,094	$4,680	$1,056	$462	$4,209	$4,671	$1,136

At June 30, 2012 and December 31, 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $87,000 and $192,000, respectively. These commitments represent the undisbursed portion of construction loans to borrowers that have outstanding loans classified as TDRs.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the six months ended June 30, 2012. There were no TDRs restructured during the three months ended June 30, 2012.

	Six months ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)
Troubled debt restructurings:
Residential real estate	1	$88	$87
Home equity & 2nd mortgage	1	25	25
Construction	0	0	0
Commercial real estate	0	0	0
Commercial business	0	0	0
Construction	0	0	0
Consumer	0	0	0

Total	2	$113	$112

For the TDRs listed above, the terms of modification were a reduction of the stated interest rate due to a bankruptcy filing by the borrower. There were no principal charge-offs recorded as a result of TDRs during the six months ended June 30, 2012.

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the six months ended June 30, 2012. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic and Diluted:	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$1,035	$941	$1,954	$1,837

Shares:
Weighted average common shares outstanding	2,785,458	2,787,009	2,785,574	2,787,139

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.37	$0.34	$0.70	$0.66

5.	Stock Option Plan

For the six month periods ended June 30, 2012 and 2011, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At June 30, 2012, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash payments for:
Interest	$1,420	$2,200
Taxes	427	794
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	680	467

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2012 and December 31, 2011. The Company had no liabilities measured at fair value as of June 30, 2012 or December 31, 2011.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2012
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$19,263	$0	$19,263
Agency CMO	0	26,661	0	26,661
Privately-issued CMO	0	684	0	684
Agency notes and bonds	0	44,137	0	44,137
Municipal obligations	0	27,760	0	27,760
Mutual funds	6,524	0	0	6,524

Total securities available for sale	$6,524	$118,505	$0	$125,029

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$5,866	$5,866
Loans held for sale	0	1,861	0	1,861
Foreclosed real estate	0	0	588	588
December 31, 2011
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,220	$0	$12,220
Agency CMO	0	23,288	0	23,288
Privately-issued CMO	0	880	0	880
Agency notes and bonds	0	42,363	0	42,363
Municipal obligations	0	27,301	0	27,301
Mutual funds	5,388	0	0	5,388

Total securities available for sale	$5,388	$106,052	$0	$111,440

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$6,107	$6,107
Loans held for sale	0	2,909	0	2,909
Foreclosed real estate	0	0	661	661

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

There were no transfers into or out of the Company’s Level 3 financial assets for the six months ended June 30, 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2012.

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

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$23,670	$23,670	$18,923	$18,923
Securities available for sale	125,029	125,029	111,440	111,440
Securities held to maturity	14	14	16	16
Loans held for sale	1,861	1,903	2,909	2,966
Loans, net	274,324	285,829	276,047	287,624
Federal Home Loan Bank stock	2,820	2,820	2,820	2,820
Accrued interest receivable	1,694	1,694	1,801	1,801
Financial liabilities:
Deposits	380,068	383,181	364,374	367,359
Retail repurchase agreements	9,268	9,268	9,125	9,125
Advances from Federal Home Loan Bank	10,650	11,072	12,350	12,840
Accrued interest payable	346	346	413	413
Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	0	0	0	48

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

PART I – ITEM 2

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

Critical Accounting Policies

During the six months ended June 30, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Financial Condition

Total assets increased from $438.9 million at December 31, 2011 to $453.8 million at June 30, 2012, an increase of 3.4%.

Net loans receivable (excluding loans held for sale) decreased $1.7 million from $276.0 million at December 31, 2011 to $274.3 million at June 30, 2012. Residential mortgage loans decreased $4.6 million during the six months ended June 30, 2012 primarily due to loan payoffs that have not been replaced by new originations for the Bank’s portfolio as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market. The decrease in residential loans was partially offset by increases in commercial real estate loans and consumer loans of $2.4 million and $1.1 million, respectively, over the same period.

Securities available for sale increased $13.6 million from $111.4 million at December 31, 2011 to $125.0 million at June 30, 2012. Purchases of $45.0 million of securities classified as available for sale were made during the six months ended June 30, 2012 and consisted primarily of U.S. government agency notes and bonds, CMOs and municipal bonds. Maturities, principal repayments and sales of available for sale securities totaled $22.3 million, $7.7 million and $1.0 million, respectively, during the six months ended June 30, 2012.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $18.9 million at December 31, 2011 to $23.7 million at June 30, 2012, primarily due to an increase of $6.9 million in federal funds sold partially offset by a $3.0 million decrease in cash and due from banks.

Total deposits increased 4.3% from $364.4 million at December 31, 2011 to $380.1 million at June 30, 2012. Interest-bearing demand and savings accounts increased $15.6 million and noninterest-bearing checking accounts increased $5.7 million during the six months ended June 30, 2012. This was partially offset by a $5.6 million decrease in time accounts due to customers not wanting to lock in to longer terms in the current low-rate environment.

Federal Home Loan Bank borrowings decreased from $12.4 million at December 31, 2011 to $10.7 million at June 30, 2012 due to repayments of $1.7 million during the period.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, totaled $9.1 million and $9.3 million at December 31, 2011 and June 30, 2012, respectively.

Total stockholders’ equity attributable to the Company increased from $50.9 million at December 31, 2011 to $51.9 million at June 30, 2012 primarily due to retained net income of $895,000.

Results of Operations

Net Income attributable to the Company for the six-month periods ended June 30, 2012 and 2011. Net income attributable to the Company was $2.0 million ($0.70 per share diluted) for the six months ended June 30, 2012 compared to $1.8 million ($0.66 per share diluted) for the same period in 2011. The increase is primarily due to an increase in noninterest income and a decrease in the provision for loan losses, partially offset by a decrease in net interest income.

Net Income attributable to the Company for the three-month periods ended June 30, 2012 and 2011. Net income attributable to the Company was $1.0 million ($0.37 per share diluted) for the three months ended June 30, 2012 compared to $941,000 ($0.34 per share diluted) for the same period in 2011. Again, the increase is primarily due to an increase in noninterest income and a decrease in the provision for loan losses, partially offset by a decrease in net interest income.

Net interest income for the six-month periods ended June 30, 2012 and 2011. Net interest income decreased $147,000 for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in the tax-equivalent yield on interest-earning assets.

Total interest income decreased $852,000 for the six months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, the tax-equivalent yield on interest-earning assets was 4.69%. During the same period in 2011, the tax-equivalent yield was 5.08%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types due to interest rates remaining near historic low levels. The change in asset mix also contributed to the lower yields as the average balance of loans receivable, which generally have higher yields than investment securities, decreased from $294.9 million for the six months ended June 30, 2011 to $278.4 million for the same period in 2012, while the average balance of investment securities increased from $106.6 million for 2011 to $113.1 million for 2012.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $705,000 for the six months ended June 30, 2012 compared to the same period in 2011. The average balance of interest-bearing liabilities decreased from $352.0 million for 2011 to $340.6 million for 2012. The average rate paid on those liabilities decreased from 1.17% for the six months ended June 30, 2011 to 0.79% for the same period in 2012 primarily as a result of the low rate environment previously discussed. As a result, the tax-equivalent interest rate spread decreased from 3.91% for the six-month period ended June 30, 2011 to 3.90% for the same period in 2012.

Net interest income for the three-month periods ended June 30, 2012 and 2011. Net interest income decreased $118,000 for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in the interest rate spread.

Total interest income decreased $474,000 when comparing the two periods as the average tax-equivalent yield on interest-earning assets decreased from 5.05% during the quarter ended June 30, 2011 to 4.53% for the same period in 2012. The change in asset mix contributed greatly to this decrease as the average balance of loans decreased $13.8 million and the average balance of investment securities increased $8.1 million when comparing the two periods.

Total interest expense decreased $356,000 for the three months ended June 30, 2012 compared to the same period in 2011. The average balance and cost of interest-bearing liabilities decreased from $354.8 million and 1.13%, respectively, for the three months ended June 30, 2011 to $348.0 million and 0.75%, respectively, for the same period in 2012.

As a result of the changes described above, the tax-equivalent interest rate spread decreased from 3.92% for the quarter ended June 30, 2011 to 3.78% for the same period in 2012.

Provision for loan losses. The provision for loan losses decreased from $925,000 for the six-month period ended June 30, 2011 to $775,000 for the same period in 2012, and from $425,000 for the three months ended June 30, 2011 to $300,000 for the three months ended June 30, 2012. Net charge offs amounted to $525,000 and $837,000 for the six-month periods ended June 30, 2012 and 2011, respectively. During the six-month period ended June 30, 2012, gross loans receivable decreased $1.6 million. As stated earlier in this report, residential mortgage loans decreased $4.6 million and commercial real estate loans and consumer loans increased $2.4 million and $1.1 million, respectively, during the six months ended June 30, 2012. The decrease in the provision reflects the decrease in overall loan balances partially offset by continued efforts to offset current period charge-offs and to provide for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

PART I – ITEM 2

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

The allowance for loan losses was $4.4 million and $4.2 million at June 30, 2012 and December 31, 2011, respectively. Management has deemed these amounts as adequate on both dates based on its best estimate of probable known and inherent loan losses at each date. At June 30, 2012, nonperforming loans amounted to $7.6 million compared to $7.8 million at December 31, 2011. Included in nonperforming loans are loans over 90 days past due and still accruing interest which are secured by home equity loans and second mortgages of $67,000, consumer loans of $16,000 and commercial real estate loans of $2,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2012 and December 31, 2011, nonaccrual loans amounted to $7.5 million and $7.4 million, respectively.

Noninterest income for the six-month periods ended June 30, 2012 and 2011. Noninterest income for the six months ended June 30, 2012 increased to $2.2 million compared to $1.9 million for the six months ended June 30, 2011. Gains on the sale of loans, including residential mortgage and Small Business Administration (SBA) loans, increased $280,000 when comparing the two periods.

Noninterest income for the three-month periods ended June 30, 2012 and 2011. Noninterest income for the quarter ended June 30, 2012 increased to $1.1 million compared to $955,000 for the quarter ended June 30, 2011 primarily due to increases in gains on the sale of residential mortgages originated during the periods.

Noninterest expense for the six-month periods ended June 30, 2012 and 2011. Noninterest expense for the six months ended June 30, 2012 increased $70,000 compared to the six months ended June 30, 2011. This increase was primarily due to a $76,000 increase in data processing expenses, which was primarily due to an increase in the number of customers using alternative delivery channels and an increase in ATM processing fees.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended June 30, 2012 and 2011. Noninterest expense for the quarter ended June 30, 2012 decreased $11,000 compared to the quarter ended June 30, 2011. This decrease was primarily due to a $67,000 decrease in compensation and benefits expense. The decrease in compensation and benefits expense was primarily due to an increase in mortgage loan originations which resulted in an increase in the amount of deferred loan origination costs for the quarter ended June 30, 2012 compared to the same period in 2011. Deferred loan origination costs for the quarter ended June 30, 2012 totaled $67,000 compared to $25,000 for the quarter ended June 30, 2011.

Income tax expense. Income tax expense for the six-month period ended June 30, 2012 was $790,000, for an effective tax rate of 28.7%, compared to $677,000, for an effective tax rate of 26.9% for the same period in 2011. For the three-month period ended June 30, 2012, income tax expense and the effective tax rate were $427,000 and 29.1%, respectively, compared to $358,000 and 27.5%, respectively, for the same period in 2011. The increase in the effective tax rate for 2012 compared to 2011 was primarily the result of a decrease in tax-exempt income as a percent of income before income taxes for 2012.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2012, the Bank had cash and cash equivalents of $23.7 million and securities available-for-sale with a fair value of $125.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2012, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios of 9.9%, 9.9% and 15.7%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At June 30, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $269,000 at June 30, 2012.

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

For the six months ended June 30, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 4

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through
April 30, 2012	0	N/A	0	190,274
May 1 through
May 31, 2012	508	20.91	508	189,766
June 1 through
June 30, 2012	184	20.40	184	189,582

Total	692	20.77	692

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	* Employment Agreement with Samuel E. Uhl (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employee Severance Compensation Plan (3)

10.4	*Employment Agreement with William W. Harrod (4)

10.5	* First Capital, Inc. 2009 Equity Incentive Plan (5)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC. (Registrant)

Dated August 13, 2012	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 13, 2012	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer