Form 10-Q
period 2012-09-30
FIRST CAPITAL INC
filed 2012-11-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,785,001 shares of common stock were outstanding as of October 31, 2012.

FIRST CAPITAL, INC.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and due from banks	$8,290	$10,794
Interest bearing deposits with banks	2,316	525
Federal funds sold	12,089	7,604

Total cash and cash equivalents	22,695	18,923
Securities available for sale, at fair value	123,375	111,440
Securities-held to maturity	14	16
Loans, net	280,967	276,047
Loans held for sale	2,306	2,909
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	420	661
Premises and equipment	10,593	10,721
Accrued interest receivable	1,782	1,801
Cash value of life insurance	6,129	5,991
Goodwill	5,386	5,386
Core deposit intangibles	0	32
Other assets	1,865	2,139

Total Assets	$458,352	$438,886

LIABILITIES
Deposits:
Noninterest-bearing	$61,548	$47,313
Interest-bearing	322,519	317,061

Total deposits	384,067	364,374
Retail repurchase agreements	9,112	9,125
Advances from Federal Home Loan Bank	10,100	12,350
Accrued interest payable	320	413
Accrued expenses and other liabilities	2,525	1,571

Total liabilities	406,124	387,833

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,420 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	33,381	32,297
Accumulated other comprehensive income	1,720	1,612
Less treasury stock, at cost - 379,419 shares (378,727 shares in 2011)	(7,326)	(7,312)

Total First Capital, Inc. stockholders’ equity	52,120	50,942

Noncontrolling interest in subsidiary	108	111

Total equity	52,228	51,053

Total Liabilities and Equity	$458,352	$438,886

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,020	$4,300	$12,028	$12,990
Securities:
Taxable	425	520	1,280	1,471
Tax-exempt	245	254	708	796
Federal Home Loan Bank dividends	21	20	66	66
Federal funds sold and interest bearing deposits with banks	11	7	37	27

Total interest income	4,722	5,101	14,119	15,350
INTEREST EXPENSE
Deposits	469	739	1,594	2,447
Retail repurchase agreements	8	14	29	48
Advances from Federal Home Loan Bank	98	144	305	460

Total interest expense	575	897	1,928	2,955
Net interest income	4,147	4,204	12,191	12,395
Provision for loan losses	350	400	1,125	1,325

Net interest income after provision for loan losses	3,797	3,804	11,066	11,070
NONINTEREST INCOME
Service charges on deposit accounts	756	750	2,187	2,157
Commission income	63	61	143	143
Gain (loss) on sale of securities	29	11	29	(8)
Gain on sale of mortgage loans	207	169	712	394
Mortgage brokerage fees	3	9	22	39
Increase in cash surrender value of life insurance	43	50	138	154
Other income	25	24	70	73

Total noninterest income	1,126	1,074	3,301	2,952

NONINTEREST EXPENSE
Compensation and benefits	2,471	1,883	6,171	5,594
Occupancy and equipment	321	312	932	952
Data processing	336	297	993	878
Professional fees	150	151	462	464
Advertising	68	72	180	185
Other operating expenses	637	616	1,938	1,881

Total noninterest expense	3,983	3,331	10,676	9,954

Income before income taxes	940	1,547	3,691	4,068
Income tax expense	218	451	1,008	1,128

Net Income	$722	$1,096	$2,683	$2,940
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10

Net Income Attributable to First Capital, Inc.	$719	$1,093	$2,673	$2,930

Earnings per common share attributable to First Capital, Inc.
Basic	$0.26	$0.39	$0.96	$1.05

Diluted	$0.26	$0.39	$0.96	$1.05

Dividends per share	$0.19	$0.19	$0.57	$0.57

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net Income	$722	$1,096	$2,683	$2,940
OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	128	711	207	2,148
Income tax expense	(51)	(282)	(82)	(851)

Net of tax amount	77	429	125	1,297

Less: reclassification adjustment for realized (gains) losses included in net income	(29)	(11)	(29)	8
Income tax (expense) benefit	12	4	12	(3)

Net of tax amount	(17)	(7)	(17)	5

Other Comprehensive Income, net of tax	60	422	108	1,302

Comprehensive Income	$782	$1,518	$2,791	$4,242

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2011	$32	$24,313	$30,442	$391	$(7,285)	$111	$48,004
Net income	0	0	2,930	0	0	10	2,940
Change in unrealized gain on securities available for sale,net of reclassification adjustments and tax effect	0	0	0	1,302	0	0	1,302
Cash dividends	0	0	(1,588)	0	0	(13)	(1,601)
Purchase of 1,608 treasury shares	0	0	0	0	(27)	0	(27)

Balances at September 30, 2011	$32	$24,313	$31,784	$1,693	$(7,312)	$108	$50,618

Balances at January 1, 2012	$32	$24,313	$32,297	$1,612	$(7,312)	$111	$51,053
Net income	0	0	2,673	0	0	10	2,683
Change in unrealized gain on securities available for sale, net of reclassification adjustments and tax effect	0	0	0	108	0	0	108
Cash dividends	0	0	(1,589)	0	0	(13)	(1,602)
Purchase of 692 treasury shares	0	0	0	0	(14)	0	(14)

Balances at September 30, 2012	$32	$24,313	$33,381	$1,720	$(7,326)	$108	$52,228

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,683	$2,940
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	721	695
Depreciation and amortization expense	576	608
Deferred income taxes	(508)	(54)
Increase in cash value of life insurance	(138)	(154)
Provision for loan losses	1,125	1,325
(Gain) loss on sale of securities	(29)	8
Proceeds from sales of loans	29,144	18,343
Loans originated for sale	(27,829)	(14,270)
Gain on sale of loans	(712)	(394)
(Increase) decrease in accrued interest receivable	19	(47)
Decrease in accrued interest payable	(93)	(195)
Net change in other assets/liabilities	1,668	499

Net Cash Provided By Operating Activities	6,627	9,304

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(54,833)	(27,542)
Proceeds from maturities of securities available for sale	27,825	14,355
Proceeds from maturities of securities held to maturity	0	14
Proceeds from sales of securities available for sale	2,927	1,399
Principal collected on mortgage-backed obligations	11,632	7,124
Net (increase) decrease in loans receivable	(6,693)	7,389
Proceeds from sale of foreclosed real estate	889	559
Proceeds from redemption of Federal Home Loan Bank stock	0	374
Purchase of premises and equipment	(416)	(323)

Net Cash Provided By (Used In) Investing Activities	(18,669)	3,349

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	19,693	(15,878)
Net increase (decrease) in advances from Federal Home Loan Bank	(2,250)	496
Net decrease in retail repurchase agreements	(13)	(2,379)
Purchase of treasury stock	(14)	(27)
Dividends paid	(1,602)	(1,602)

Net Cash Provided By (Used In) Financing Activities	15,814	(19,390)

Net Increase (Decrease) in Cash and Cash Equivalents	3,772	(6,737)
Cash and cash equivalents at beginning of period	18,923	21,575

Cash and Cash Equivalents at End of Period	$22,695	$14,838

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At September 30, 2012, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2012, and the results of operations for the three and nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

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

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2012
Securities available for sale:
Agency mortgage-backed securities	$22,022	$538	$9	$22,551
Agency CMO	24,278	169	90	24,357
Privately-issued CMO	666	19	28	657
Other debt securities:
Agency notes and bonds	42,119	330	1	42,448
Municipal obligations	28,331	1,750	20	30,061

Subtotal—debt securities	117,416	2,806	148	120,074

Mutual funds	3,263	56	18	3,301

Total securities available for sale	$120,679	$2,862	$166	$123,375

Securities held to maturity:
Agency mortgage-backed securities	$14	$0	$0	$14

Total securities held to maturity	$14	$0	$0	$14

December 31, 2011
Securities available for sale:
Agency mortgage-backed securities	$11,689	$542	$11	$12,220
Agency CMO	23,196	152	60	23,288
Privately-issued CMO	896	16	32	880
Other debt securities:
Agency notes and bonds	41,971	395	3	42,363
Municipal obligations	25,800	1,501	0	27,301

Subtotal—debt securities	103,552	2,606	106	106,052

Mutual funds	5,369	52	33	5,388

Total securities available for sale	$108,921	$2,658	$139	$111,440

Securities held to maturity:
Agency mortgage-backed securities	$16	$0	$0	$16

Total securities held to maturity	$16	$0	$0	$16

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

The amortized cost and fair value of debt securities as of September 30, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)
Due in one year or less	$832	$835	$0	$0
Due after one year through five years	6,537	6,669	0	0
Due after five years through ten years	19,406	19,859
Due after ten years	43,675	45,146	0	0

	70,450	72,509	0	0
Mortgage-backed securities and
CMO	46,966	47,565	14	14

	$117,416	$120,074	$14	$14

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2012, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)
Continuous loss position less than twelve months:
Agency notes and bonds	3	$3,049	$1
Agency CMO	10	9,798	86
Agency mortgage-backed securities	1	2,075	9
Muncipal obligations	5	1,638	20

Total less than twelve months	19	16,560	116

Continuous loss position more than twelve months:
Privately-issued CMO	1	202	28
Agency CMO	2	1,105	4
Mutual fund	1	374	18

Total more than twelve months	4	1,681	50

Total securities available for sale	23	$18,241	$166

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

At September 30, 2012, the 21 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.7% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At September 30, 2012, the privately-issued CMO in a loss position had depreciated approximately 12.2% from the amortized cost basis. The Company evaluates the existence of a potential credit loss component related to the decline in fair values of the privately-issued CMO portfolio each quarter using an independent third party analysis. At September 30, 2012, the privately-issued CMO in a loss position had an amortized cost of $230,000 and a fair value of $202,000, and had been downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality by various rating agencies. Based on the independent third party analysis performed in September 2012, the Company did not recognize an other-than-temporary impairment loss during the quarter ended September 30, 2012. While management did not anticipate a credit-related impairment loss at September 30, 2012, any future deterioration in market and economic conditions may have an adverse impact on the credit quality in future periods.

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

The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2012, the Company had six loans on which partial charge-offs of $371,000 had been recorded.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at September 30, 2012:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$111,594	$9,663	$11,878	$63,944	$19,146	$37,348	$31,796	$285,369
Accrued interest receivable	447	42	31	170	56	142	180	1,068
Net deferred loan origination fees and costs	64	2	(13)	(8)	(10)	154	0	189

Recorded investment in loans	$112,105	$9,707	$11,896	$64,106	$19,192	$37,644	$31,976	$286,626

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,698	$4	$394	$2,986	$1,809	$101	$0	$7,992
Collectively evaluated for impairment	109,407	9,703	11,502	61,120	17,383	37,543	31,976	278,634
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$112,105	$9,707	$11,896	$64,106	$19,192	$37,644	$31,976	$286,626

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$267	$0	$0	$441	$914	$29	$0	$1,651
Collectively evaluated for impairment	943	102	60	520	185	824	306	2,940
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$1,210	$102	$60	$961	$1,099	$853	$306	$4,591

An analysis of the allowance for loan losses as of December 31, 2011 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$183	$0	$0	$539	$936	$0	$0	$1,658
Collectively evaluated for impairment	645	93	33	730	224	400	399	2,524
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2012
Beginning balance	$1,173	$102	$40	$826	$1,154	$840	$297	$4,432
Provisions for loan losses	51	0	20	135	(60)	158	46	350
Charge-offs	(15)	0	0	0	0	(154)	(90)	(259)
Recoveries	1	0	0	0	5	9	53	68

Ending balance	$1,210	$102	$60	$961	$1,099	$853	$306	$4,591

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2012
Beginning balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182
Provisions for loan losses	697	12	27	(308)	(70)	765	2	1,125
Charge-offs	(327)	(4)	0	0	0	(330)	(236)	(897)
Recoveries	12	1	0	0	9	18	141	181

Ending balance	$1,210	$102	$60	$961	$1,099	$853	$306	$4,591

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2011 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2011
Beginning balance	$1,217	$59	$26	$1,271	$1,020	$562	$406	$4,561
Provisions for loan losses	146	2	2	114	130	3	3	400
Charge-offs	(80)	0	0	0	0	(250)	(73)	(403)
Recoveries	5	0	3	0	36	16	45	105

Ending balance	$1,288	$61	$31	$1,385	$1,186	$331	$381	$4,663

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2011
Beginning balance	$1,024	$55	$21	$1,051	$1,251	$606	$465	$4,473
Provisions for loan losses	601	6	7	402	199	136	(26)	1,325
Charge-offs	(346)	0	0	(68)	(305)	(458)	(211)	(1,388)
Recoveries	9	0	3	0	41	47	153	253

Ending balance	$1,288	$61	$31	$1,385	$1,186	$331	$381	$4,663

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At September 30, 2012 and December 31, 2011, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors based on the most recent calendar quarters. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At September 30, 2012 and December 31, 2011, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at September 30 2012 and December 31, 2011.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at September 30, 2012 and December 31, 2011.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at September 30, 2012 and December 31, 2011.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at September 30, 2012 and December 31, 2011. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $306,000 and $317,000 at September 30, 2012 and December 31, 2011, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of September 30, 2012 and for the three months and nine months ended September 30, 2012:

	At September 30, 2012			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,259	$1,531	$0	$1,152	$1	$1	$1,203	$2	$2
Land	4	5	0	23	0	0	23	0	1
Construction	394	402	0	330	0	0	293	0	0
Commercial real estate	1,220	1,511	0	1,229	0	0	1,231	0	0
Commercial business	0	0	0	0	0	0	0	0	0
Home Equity/2nd mortgage	0	0	0	43	0	0	64	2	1
Other consumer	0	0	0	0	1	0	0	1	0

	2,877	3,449	0	2,777	2	1	2,814	5	4

Loans with an allowance recorded:
Residential	1,439	1,524	267	1,382	0	1	1,151	0	1
Land	0	0	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	1,766	1,845	441	1,630	0	0	1,602	0	0
Commercial business	1,809	1,909	914	1,826	0	0	1,877	0	0
Home Equity/2nd mortgage	101	102	29	128	0	0	111	0	0
Other consumer	0	0	0	0	0	0	0	0	0

	5,115	5,380	1,651	4,966	0	1	4,741	0	1

Total:
Residential	2,698	3,055	267	2,534	1	2	2,354	2	3
Land	4	5	0	23	0	0	23	0	1
Construction	394	402	0	330	0	0	293	0	0
Commercial real estate	2,986	3,356	441	2,859	0	0	2,833	0	0
Commercial business	1,809	1,909	914	1,826	0	0	1,877	0	0
Home Equity/2nd mortgage	101	102	29	171	0	0	175	2	1
Other consumer	0	0	0	0	1	0	0	1	0

	$7,992	$8,829	$1,651	$7,743	$2	$2	$7,555	$5	$5

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans for the three months and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$820	$3	$2	$936	$13	$5
Land	6	1	3	5	1	3
Construction	331	0	0	264	0	0
Commercial real estate	241	9	9	339	9	9
Commercial business	25	0	0	17	0	0
Home Equity/2nd mortgage	16	2	1	18	4	2
Other consumer	3	2	0	6	3	1

	1,442	17	15	1,585	30	20

Loans with an allowance recorded:
Residential	2,481	5	0	2,260	0	36
Land	0	0	0	0	0	0
Construction	0	0	0	70	0	0
Commercial real estate	1,004	0	0	1,101	0	0
Commercial business	1,981	0	0	2,063	0	0
Home Equity/2nd mortgage	265	0	0	352	0	0
Other consumer	0	0	0	6	0	0

	5,731	5	0	5,852	0	36

Total:
Residential	3,301	8	2	3,196	13	41
Land	6	1	3	5	1	3
Construction	331	0	0	334	0	0
Commercial real estate	1,245	9	9	1,440	9	9
Commercial business	2,006	0	0	2,080	0	0
Home Equity/2nd mortgage	281	2	1	370	4	2
Other consumer	3	2	0	12	3	1

	$7,173	$22	$15	$7,437	$30	$56

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential	$2,698	$67	$2,765	$2,281	$143	$2,424
Land	4	0	4	5	38	43
Construction	394	0	394	247	0	247
Commercial real estate	2,986	0	2,986	2,853	0	2,853
Commercial business	1,809	0	1,809	1,928	0	1,928
Home Equity/2nd mortgage	101	0	101	87	159	246
Other consumer	0	32	32	0	23	23

Total	$7,992	$99	$8,091	$7,401	$363	$7,764

The following table presents the aging of the recorded investment loans by class of loans at September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential	$4,618	$1,377	$1,122	$7,117	$104,988	$112,105
Land	301	4	0	305	9,402	9,707
Construction	113	141	0	254	11,642	11,896
Commercial real estate	244	0	443	687	63,419	64,106
Commercial business	8	17	0	25	19,167	19,192
Home Equity/2nd mortgage	584	140	69	793	36,851	37,644
Other consumer	313	43	32	388	31,588	31,976

Total	$6,181	$1,722	$1,666	$9,569	$277,057	$286,626

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
September 30, 2012
Pass	$105,004	$7,306	$11,303	$53,670	$15,264	$37,009	$31,875	$261,431
Special Mention	2,113	268	199	4,917	1,526	136	55	9,214
Substandard	2,290	2,129	0	2,533	593	398	46	7,989
Doubtful	2,698	4	394	2,986	1,809	101	0	7,992
Loss	0	0	0	0	0	0	0	0

Ending balance	$112,105	$9,707	$11,896	$64,106	$19,192	$37,644	$31,976	$286,626

December 31, 2011
Pass	$113,037	$7,578	$6,217	$46,544	$16,961	$38,513	$29,976	$258,826
Special Mention	862	255	307	5,392	1,462	63	44	8,385
Substandard	688	2,134	208	3,051	425	224	14	6,744
Doubtful	2,281	5	247	2,853	1,928	87	0	7,401
Loss	0	0	0	0	0	0	0	0

Ending balance	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by class of loan and accrual status as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$181	$690	$871	$102	$112	$516	$628	$11
Land	135	0	135	0	135	0	135	0
Construction	0	288	288	0	207	247	454	0
Commercial real estate	0	1,557	1,557	87	0	1,603	1,603	211
Commercial business	0	1,809	1,809	914	0	1,843	1,843	914
Home equity and 2nd mortgage	0	33	33	26	8	0	8	0
Consumer	0	0	0	0	0	0	0	0

Total	$316	$4,377	$4,693	$1,129	$462	$4,209	$4,671	$1,136

At September 30, 2012 and December 31, 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $33,000 and $192,000, respectively. These commitments represent the undisbursed portion of construction loans to borrowers that have outstanding loans classified as TDRs.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the three and nine months ended September 30, 2012.

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)			(Dollars in thousands)
Troubled debt restructurings:
Residential real estate	2	$190	$190	3	$281	$278
Home equity & 2nd mortgage	0	0	0	1	25	25
Construction	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

Total	2	$190	$190	4	$306	$303

For the TDRs restructured during the three and nine months ended September 30, 2012, the terms of modification were related to the reduction of the stated interest rate and a maturity extension. There were no principal charge-offs recorded as a result of TDRs during the three and nine months ended September 30, 2012.

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the nine months ended September 30, 2012. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$719	$1,093	$2,673	$2,930

Shares:
Weighted average common shares outstanding	2,785,001	2,785,693	2,785,383	2,786,652

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.26	$0.39	$0.96	$1.05

5.	Stock Option Plan

For the nine month periods ended September 30, 2012 and 2011, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At September 30, 2012, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash payments for:
Interest	$2,020	$3,150
Taxes	976	1,041
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	868	775

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2012 and December 31, 2011. The Company had no liabilities measured at fair value as of September 30, 2012 or December 31, 2011.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2012
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$22,551	$0	$22,551
Agency CMO	0	24,357	0	24,357
Privately-issued CMO	0	657	0	657
Agency notes and bonds	0	42,448	0	42,448
Municipal obligations	0	30,061	0	30,061
Mutual funds	3,301	0	0	3,301

Total securities available for sale	$3,301	$120,074	$0	$123,375

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$6,341	$6,341
Loans held for sale	0	2,306	0	2,306
Foreclosed real estate	0	0	420	420
December 31, 2011
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,220	$0	$12,220
Agency CMO	0	23,288	0	23,288
Privately-issued CMO	0	880	0	880
Agency notes and bonds	0	42,363	0	42,363
Municipal obligations	0	27,301	0	27,301
Mutual funds	5,388	0	0	5,388

Total securities available for sale	$5,388	$106,052	$0	$111,440

Assets Measured on a Nonrecurring Basis
Impaired loans	$0	$0	$6,107	$6,107
Loans held for sale	0	2,909	0	2,909
Foreclosed real estate	0	0	661	661

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

There were no transfers into or out of the Company’s Level 3 financial assets for the nine months ended September 30, 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2012.

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

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$22,695	$22,695	$18,923	$18,923
Securities available for sale	123,375	123,375	111,440	111,440
Securities held to maturity	14	14	16	16
Loans held for sale	2,306	2,364	2,909	2,966

Loans, net	280,967	285,564	276,047	287,624

Federal Home Loan Bank stock	2,820	2,820	2,820	2,820
Accrued interest receivable	1,782	1,782	1,801	1,801

Financial liabilities:
Deposits	384,067	385,147	364,374	367,359
Retail repurchase agreements	9,112	9,112	9,125	9,125
Advances from Federal Home
Loan Bank	10,100	10,100	12,350	12,840
Accrued interest payable	320	320	413	413

Off-balance-sheet financial instruments:
Asset related to commitments to extend credit	0	0	0	48

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

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The update indicates that when a reporting entity initially recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in the update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. Early adoption is permitted. The adoption of this update is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine months ended September 30, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Financial Condition

Total assets increased from $438.9 million at December 31, 2011 to $458.4 million at September 30, 2012, an increase of 4.4%.

Net loans receivable (excluding loans held for sale) increased $4.9 million from $276.0 million at December 31, 2011 to $281.0 million at September 30, 2012. Commercial mortgage loans and construction loans increased $6.3 million and $4.9 million, respectively, during the nine months ended September 30, 2012. The Bank has actively pursued new commercial mortgage opportunities during the period. These increases were partially offset by a decrease of $4.7 million in residential mortgage loans, primarily due to loan payoffs that have not been replaced by new originations for the Bank’s portfolio as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market.

Securities available for sale increased $11.9 million from $111.4 million at December 31, 2011 to $123.4 million at September 30, 2012. Purchases of $54.8 million of securities classified as available for sale were made during the nine months ended September 30, 2012 and consisted primarily of U.S. government agency notes and bonds, CMOs and municipal bonds. Maturities, principal repayments and sales of available for sale securities totaled $27.8 million, $11.6 million and $2.9 million, respectively, during the nine months ended September 30, 2012.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $18.9 million at December 31, 2011 to $22.7 million at September 30, 2012, primarily due to an increase of $4.5 million in federal funds sold partially offset by a $2.5 million decrease in cash and due from banks.

Total deposits increased 5.4% from $364.4 million at December 31, 2011 to $384.1 million at September 30, 2012. Interest-bearing demand and savings accounts increased $15.2 million and noninterest-bearing checking accounts increased $14.2 million during the nine months ended September 30, 2012. This was partially offset by a $9.7 million decrease in time accounts due to customers not wanting to lock in to longer terms in the current low-rate environment.

Federal Home Loan Bank borrowings decreased from $12.4 million at December 31, 2011 to $10.1 million at September 30, 2012 due to repayments of $2.3 million during the period.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, totaled $9.1 million at both December 31, 2011 and September 30, 2012.

Total stockholders’ equity attributable to the Company increased from $50.9 million at December 31, 2011 to $52.1 million at September 30, 2012 primarily due to retained net income of $1.1 million.

Results of Operations

Net Income attributable to the Company for the nine-month periods ended September 30, 2012 and 2011. Net income attributable to the Company was $2.7 million ($0.96 per share diluted) for the nine months ended September 30, 2012 compared to $2.9 million ($1.05 per share diluted) for the same period in 2011. The decrease is primarily due to the Bank’s previously announced voluntary early retirement program that was effective September 30, 2012. Fourteen employees participated in the program which resulted in a pre-tax charge of $693,000 during September 2012. Had this nonrecurring expense not occurred, the Company would have recognized net income of $3.1 million ($1.11 per share diluted) for the nine months ended September 30, 2012. The Company expects to save approximately $617,000 on a pre-tax basis in the first year following the effective date of the voluntary early retirement program due to lower compensation and benefits expense.

Net Income attributable to the Company for the three-month periods ended September 30, 2012 and 2011. Net income attributable to the Company was $719,000 ($0.26 per share diluted) for the three months ended September 30, 2012 compared to $1.1 million ($0.39 per share diluted) for the same period in 2011. Again, the decrease is primarily due to the expenses related to the voluntary early retirement program. Excluding that program, the Company would have reported net income of $1.1 million ($0.41 per share diluted) for the three months ended September 30, 2012.

Net interest income for the nine-month periods ended June 30, 2012 and 2011. Net interest income decreased $204,000 for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to a decrease in the interest rate spread between interest-earning assets and interest-bearing liabilities. This was partially offset by a decrease in the average balance of interest-bearing liabilities.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income decreased $1.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, the tax-equivalent yield on interest-earning assets was 4.65%. During the same period in 2011, the tax-equivalent yield was 5.09%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types due to interest rates remaining near historic low levels. The change in asset mix also contributed to the lower yield for 2012 as the average balance of loans receivable, which generally have higher yields than investment securities and other short-term investments, decreased from $293.8 million for the nine months ended September 30, 2011 to $280.0 million for the same period in 2012, while the average balance of investment securities increased from $107.7 million for 2011 to $116.7 million and the average balance of federal funds sold increased from $9.6 million to $18.0 million for 2012.

Total interest expense decreased $1.0 million for the nine months ended September 30, 2012 compared to the same period in 2011. The average balance of interest-bearing liabilities decreased from $348.4 million for 2011 to $341.7 million for 2012. The average rate paid on those liabilities decreased from 1.13% for the nine months ended September 30, 2011 to 0.75% for the same period in 2012 primarily as a result of the low rate environment previously discussed. As a result, the tax-equivalent interest rate spread decreased from 3.96% for the nine-month period ended September 30, 2011 to 3.90% for the same period in 2012.

Net interest income for the three-month periods ended September 30, 2012 and 2011. Net interest income decreased $57,000 for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to a decrease in the interest rate spread.

Total interest income decreased $379,000 when comparing the two periods as the average tax-equivalent yield on interest-earning assets decreased from 5.12% for the quarter ended September 30, 2011 to 4.59% for the same period in 2012. This was partially offset by an increase in the average balance of interest-earning assets from $409.6 million for the quarter ended September 30, 2011 to $423.9 million for the quarter-ended September 30, 2012.

Total interest expense decreased $322,000 for the three months ended September 30, 2012 compared to the same period in 2011. The cost of interest-bearing liabilities decreased from 1.05% for the three months ended September 30, 2011 to 0.67% for the same period in 2012.

As a result of the changes described above, the tax-equivalent interest rate spread decreased from 4.07% for the quarter ended September 30, 2011 to 3.92% for the same period in 2012.

Provision for loan losses. The provision for loan losses decreased from $1.3 million for the nine-month period ended September 30, 2011 to $1.1 million for the same period in 2012, and from $400,000 for the three months ended September 30, 2011 to $350,000 for the three months ended September 30, 2012. Net charge offs amounted to $716,000 and $1.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively. During the nine-month period ended September 30, 2012, gross loans receivable increased $5.3 million. As stated earlier in this report, commercial mortgage loans and construction loans increased $6.3 million and $4.9 million, respectively, while residential mortgage loans decreased $4.7 million during the nine months ended September 30, 2012. The decrease in the provision reflects the decrease in net charge-offs for 2012, partially offset by continued efforts to provide for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

The allowance for loan losses was $4.6 million and $4.2 million at September 30, 2012 and December 31, 2011, respectively. Management has deemed these amounts as adequate on both dates based on its best estimate of probable known and inherent loan losses at each date. At September 30, 2012, nonperforming loans amounted to $8.1 million compared to $7.8 million at December 31, 2011. Included in nonperforming loans are loans over 90 days past due and still accruing interest which are secured by residential mortgage loans of $67,000 and consumer loans of $32,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2012 and December 31, 2011, nonaccrual loans amounted to $8.0 million and $7.4 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2012 and 2011. Noninterest income for the nine months ended September 30, 2012 increased to $3.3 million compared to $3.0 million for the nine months ended September 30, 2011. Gains on the sale of loans, including residential mortgage and Small Business Administration (SBA) loans, increased $318,000 when comparing the two periods.

Noninterest income for the three-month periods ended September 30, 2012 and 2011. Noninterest income was $1.1 million for both of the quarters ended September 30, 2012 and September 30, 2011.

Noninterest expense for the nine-month periods ended September 30, 2012 and 2011. Noninterest expense for the nine months ended September 30, 2012 increased $722,000 compared to the nine months ended September 30, 2011. This increase was primarily due to a $577,000 increase in compensation and benefits expense, which was due to the previously mentioned $693,000 pre-tax charge for the voluntary early retirement program. Data processing expenses also increased $115,000 when comparing the two periods as a result of increased ATM processing fees and more customers using alternative delivery channels for retail products.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended September 30, 2012 and 2011. Noninterest expense for the quarter ended September 30, 2012 increased $652,000 compared to the quarter ended September 30, 2011. This increase was primarily due to a $588,000 increase in compensation and benefits expense related to the voluntary early retirement program.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2012 was $1.0 million, for an effective tax rate of 27.3%, compared to $1.1 million, for an effective tax rate of 27.7% for the same period in 2011. For the three-month period ended September 30, 2012, income tax expense and the effective tax rate were $218,000 and 23.2%, respectively, compared to $451,000 and 29.2%, respectively, for the same period in 2011. The decrease in the effective tax rate for the quarter ended September 30, 2012 compared to the same period in 2011 was primarily the result of an increase in tax-exempt income as a percent of income before income taxes for 2012.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2012, the Bank had cash and cash equivalents of $22.7 million and securities available-for-sale with a fair value of $123.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2012, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible, core and risk-based capital ratios of 9.9%, 9.9% and 15.5%, respectively. The regulatory requirements at that date were 1.5%, 3.0% and 8.0%, respectively. At September 30, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $248,000 at September 30, 2012.

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

For the nine months ended September 30, 2012, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended September 30, 2012. The maximum number of shares that may yet be purchased under the plan is 189,582.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with M. Chris Frederick (4)

10.2	*Employee Severance Compensation Plan (3)

10.3	*Employment Agreement with William W. Harrod (4)

10.4	* First Capital, Inc. 2009 Equity Incentive Plan (5)

10.5	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.
(5)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC. (Registrant)

Dated November 13, 2012	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated November 13, 2012	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer