Form 10-K
period 2012-12-31
FIRST CAPITAL INC
filed 2013-03-27
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $53.9 million, based upon the closing price of $20.77 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 8, 2013 was 2,784,997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$108,097	37.37%	$116,338	40.84%	$130,143	43.11%	$139,085	43.45%	$150,576	45.96%
Land	9,607	3.32	9,910	3.48	9,534	3.16	10,288	3.21	9,475	2.89
Commercial real estate	68,731	23.76	57,680	20.25	59,901	19.84	60,580	18.92	65,367	19.95
Residential construction(2)	12,753	4.41	10,988	3.86	8,151	2.70	13,862	4.33	9,577	2.92
Commercial real estate construction	3,299	1.14	743	0.26	0	0.00	0	0.00	0	0.00

Total mortgage loans	202,487	70.00	195,659	68.69	207,729	68.81	223,815	69.91	234,995	71.72

Consumer Loans:
Home equity and second mortgage loans	36,962	12.78	38,641	13.57	43,046	14.26	46,360	14.48	43,031	13.14
Automobile loans	21,922	7.58	20,627	7.24	19,384	6.42	17,714	5.53	16,523	5.04
Loans secured by savings accounts	770	0.27	767	0.27	1,042	0.34	1,361	0.43	1,972	0.60
Unsecured loans	3,191	1.10	3,126	1.10	3,076	1.02	2,677	0.84	2,807	0.86
Other(3)	5,303	1.84	5,312	1.86	5,732	1.90	5,321	1.66	5,419	1.65

Total consumer loans	68,148	23.57	68,473	24.04	72,280	23.94	73,433	22.94	69,752	21.29

Commercial business loans	18,612	6.43	20,722	7.27	21,911	7.25	22,861	7.15	22,881	6.99

Total gross loans	289,247	100.00%	284,854	100.00%	301,920	100.00%	320,109	100.00%	327,628	100.00%

Less:
Due to borrowers on loans in process	4,306		4,768		3,119		4,372		2,828
Deferred loan fees net of direct costs	(202)		(143)		(222)		(286)		(247)
Allowance for loan losses	4,736		4,182		4,473		4,931		2,662

Total loans, net	$280,407		$276,047		$294,550		$311,092		$322,385

(1)	Includes conventional one-to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

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

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2012, the Bank originated and funded $42.7 million of residential mortgage loans for sale in the secondary market. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2012, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $2.0 million and outstanding balances of $1.9 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

Most construction loans are originated with a loan-to-value ratio not to exceed 80% of the appraised estimated value of the completed property. The construction loan documents require the disbursement of the loan proceeds in increments as construction progresses. Disbursements are based on periodic on-site inspections by an independent appraiser.

Construction lending is inherently riskier than residential mortgage lending. Construction loans, on average, generally have higher loan balances than residential mortgage loans. In addition, the potential for cost overruns because of the inherent difficulties in estimating construction costs and, therefore, collateral values and the difficulties and costs associated with monitoring construction progress, among other things, are major contributing factors to this greater credit risk. Speculative construction loans have the added risk that there is not an identified buyer for the completed home when the loan is originated, with the risk that the builder will have to service the construction loan debt and finance the other carrying costs of the completed home for an extended time period until a buyer is identified. Furthermore, the demand for construction loans and the ability of construction loan borrowers to service their debt depends highly on the state of the general economy, including market interest rate levels and the state of the economy of the Bank’s primary market area. A material downturn in economic conditions could be expected to have a material adverse effect on the credit quality of the construction loan portfolio.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $24.4 million at December 31, 2012, of which $11.3 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2012, the Bank granted approximately $473,000 of credit to customers of the dealership and all loans purchased from the corporation had an aggregate outstanding balance of $1.0 million at December 31, 2012. At December 31, 2012, three loans purchased from the corporation were delinquent 30 days or more with an aggregate outstanding balance of $51,000.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$8,602	$13,107	$14,272	$22,395	$18,951	$30,770	$108,097
Commercial real estate and land loans(1)	11,034	14,232	11,498	21,485	13,421	9,967	81,637
Residential construction(2)	10,194	2,559	0	0	0	0	12,753
Consumer loans	19,756	26,812	14,281	7,044	66	189	68,148
Commercial business	10,071	4,383	1,315	1,541	745	557	18,612

Total gross loans	$59,657	$61,093	$41,366	$52,465	$33,183	$41,483	$289,247

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing. The contractual maturities reflect the principal payments due following the period of construction.

The following table sets forth the dollar amount of all loans due after December 31, 2013, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$52,830	$46,665
Commercial real estate and land loans	16,689	53,914
Residential construction	233	2,326
Consumer loans	25,888	22,504
Commercial business	3,861	4,680

Total gross loans	$99,501	$130,089

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed—and adjustable-rate single-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $13.2 million at December 31, 2012.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2012, the Bank had outstanding letters of credit of $781,000.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $202,000 of net deferred loan costs at December 31, 2012.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2012, the Bank had commitments to originate $830,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$2,773	$2,528	$3,230	$2,295	$2,013
Commercial real estate(2)	2,961	2,858	1,780	3,445	2,088
Commercial business	1,776	1,928	2,148	2,238	82
Consumer	73	87	390	456	258

Total	7,583	7,401	7,548	8,434	4,441

Accruing loans past due 90 days or more:
Residential real estate(1)	215	143	334	563	735
Commercial real estate(2)	0	38	0	202	27
Commercial business	0	0	20	0	0
Consumer	74	182	25	317	330

Total	289	363	379	1,082	1,092

Total nonperforming loans	7,872	7,764	7,927	9,516	5,533

Foreclosed real estate, net	295	661	591	877	881

Total nonperforming assets	$8,167	$8,425	$8,518	$10,393	$6,414

Total nonperforming loans to net loans	2.81%	2.81%	2.69%	3.06%	1.72%
Total nonperforming loans to total assets	1.71%	1.77%	1.75%	2.09%	1.21%
Total nonperforming assets to total assets	1.78%	1.92%	1.88%	2.28%	1.40%

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction and land loans.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $9,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2012. The Bank would have recorded interest income of $350,000 for the year ended December 31, 2012 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank does not forgive principal or interest on loans or modify interest rates to rates that are below market rates. These modified loans are also referred to as “troubled debt restructurings.”

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2012, troubled debt restructurings totaled $4.3 million and the related allowance for loan losses on troubled debt restructurings was $1.3 million. Troubled debt restructurings on nonaccrual status totaling $4.1 million at December 31, 2012 are included in the nonperforming loans totals in the table above. Troubled debt restructurings performing according to their restructured terms and on accrual status totaled $221,000 at December 31, 2012. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding troubled debt restructurings.

Classified Assets. The OCC has adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OCC examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution, without establishment of a specific valuation allowance or charge-off, is not warranted. If an asset or portion thereof is classified as loss, the insured institution charges off an amount equal to 100% of the portion of the asset classified as loss. The regulations also provide for a “special mention” category, described as assets which do not currently expose the institution to sufficient risk to warrant adverse classification, but have potential weaknesses that deserve management’s close attention.

The Company held a corporate collateralized mortgage obligation security that was downgraded to a substandard regulatory classification in 2009 due to a downgrade of the security’s credit quality rating by various rating agencies. Based on an independent third party analysis performed in December 2011, the Company recognized at that time an other-than-temporary impairment loss on this security of $36,000 representing the credit loss component of the unrealized loss. In December 31, 2012, the Company sold the remainder of the impaired privately-issued CMO which resulted in a realized loss on the sale of $9,000.

At December 31, 2012, the Bank had $7.6 million in doubtful loans and $8.1 million in substandard loans, of which all but $7.8 million are included in total nonperforming loans disclosed in the above table. In addition, the Bank identified $4.0 million in loans as special mention loans at December 31, 2012.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2012, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2012, discounts from appraised values used to value impaired loans ranged from 10% to 20% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the property ranged from 10% to 15%.

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

At December 31, 2012, 2011 and 2010, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Classified assets:
Loss	$0	$0	$0
Doubtful	7,583	7,401	7,548
Substandard(1)	8,072	6,981	7,788
Special mention	4,041	8,385	9,554

(1)	Includes substandard loans and one available for sale security downgraded below investment grade by various rating agencies with a carrying value of $237,000 at December 31, 2011 and $668,000 at December 31, 2010.

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Impaired loans with related allowance	$4,093	$4,698	$6,430
Impaired loans with no allowance	3,490	2,703	1,118

Total impaired loans	$7,583	$7,401	$7,548

Allowance for loan losses:
Related to impaired loans	$1,652	$1,658	$2,492
Related to other loans	3,084	2,524	1,981

See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2012, the Bank had foreclosed real estate totaling $295,000. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2012, the Company’s specific allowances totaled $1.7 million, including a specific allowance of $1.1 million on a commercial loan secured by a medical office facility and medical equipment. The loan had a balance of $1.8 million at December 31, 2012 and the loan was on nonaccrual status.

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

At December 31, 2011, the historical loss experience used to estimate the allowance for loan losses was for the most recent eight calendar quarters. Effective as of December 31, 2012, the Company began using the most recent twelve calendar quarters as the basis for developing the historical loss factors, which increased the estimated allowance for loan losses by approximately $575,000. Also at December 31, 2012, management adjusted the qualitative factors for the home equity and second mortgage portfolio segment which increased the estimated allowance for loan losses related to that portfolio segment by approximately $511,000. These qualitative factors applied to the home equity and second mortgage loan portfolio considered risks associated with loan to value ratios, delinquency history and whether the Bank does not hold the first lien on the collateral. These changes were made to better reflect management’s analysis of inherent losses in the loan portfolio at December 31, 2012.

At December 31, 2012, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2012, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2012.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2012.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.20 for this component at December 31, 2012.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at December 31, 2012. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $419,000 at December 31, 2012.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans. The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $664,000 at December 31, 2012.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$4,182	$4,473	$4,931	$2,662	$2,232
Provision for loan losses	1,525	1,825	2,037	4,289	1,570

	5,707	6,298	6,968	6,951	3,802

Recoveries:
Residential real estate	16	18	9	26	4
Commercial real estate and land	1	0	4	6	0
Commercial business	10	45	9	14	13
Consumer	200	248	214	209	179

Total recoveries	227	311	236	255	196

Charge-offs:
Residential real estate	418	819	620	425	357
Commercial real estate and land	108	396	1,326	920	96
Commercial business	17	333	29	181	210
Consumer	655	879	756	749	673

Total charge-offs	1,198	2,427	2,731	2,275	1,336

Net (charge-offs) recoveries	(971)	(2,116)	(2,495)	(2,020)	(1,140)

Balance at end of period	$4,736	$4,182	$4,473	$4,931	$2,662

Ratio of allowance to total loans outstanding at the end of the period	1.64%	1.47%	1.48%	1.54%	0.81%
Ratio of net charge-offs to average loans outstanding during the period	0.35%	0.72%	0.80%	0.63%	0.35%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$922	41.78%	$861	44.70%	$1,045	45.81%	$1,297	47.78%	$608	48.88%
Commercial real estate and land loans(2)	1,381	28.22	1,362	23.99	1,106	23.00	1,772	22.13	737	22.84
Commercial business	1,223	6.43	1,160	7.27	1,251	7.25	1,264	7.15	240	6.99
Consumer	1,210	23.57	799	24.04	1,071	23.94	598	22.94	1,077	21.29

Total allowance for loan losses	$4,736	100.00%	$4,182	100.00%	$4,473	100.00%	$4,931	100.00%	$2,662	100.00%

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2012, securities with a market value of $448,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2012, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2012				2011				2010
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Municipal:
Due in one year or less	$0	$0	0.00%	0.00%	$0	$0	0.00%	0.00%	$14	$14	0.01%	10.23%
Due after one year through five years	0	0	0.00	0.00%	0	0	0.00	0.00%	0	0	0.00	0.00%
Mortgage-backed securities and CMOs(3)	12	12	0.01	1.96%	16	16	0.01	2.34%	18	18	0.02	2.64%

	$12	$12	0.01%		$16	$16	0.01%		$32	$32	0.03%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$0	$0	0.00%	0.00%	$894	$892	0.82%	4.36%	$0	$0	0.00%	0.00%
Due after one year through five years	7,509	7,445	6.19	1.27%	8,607	8,543	7.84	1.96%	13,161	13,056	13.02	1.94%
Due after five years through ten years	7,098	6,999	5.82	1.50%	11,134	11,014	10.11	1.86%	7,071	7,023	7.00	2.14%
Due after ten years through fifteen years	23,946	23,829	19.80	1.63%	21,728	21,522	19.76	1.99%	22,148	22,321	22.26	2.09%
Mortgage-backed securities and CMOs (3)	45,866	45,220	37.58	1.84%	36,388	35,781	32.85	2.40%	26,301	25,776	25.70	3.33%
Municipal:
Due in one year or less	507	505	0.42	5.51%	1,419	1,407	1.29	4.19%	1,529	1,518	1.51	4.25%
Due after one year through five years	1,074	1,018	0.85	5.55%	2,000	1,952	1.79	5.30%	3,873	3,775	3.77	5.13%
Due after five years through ten years	9,299	8,915	7.41	4.37%	6,443	6,011	5.52	5.68%	5,288	5,208	5.19	5.44%
Due after ten years	23,437	22,167	18.42	4.98%	17,439	16,430	15.08	5.95%	18,766	18,865	18.82	5.81%
Equity securities:
Mutual funds	4,237	4,213	3.50	N/A	5,388	5,369	4.93	N/A	2,714	2,705	2.70	N/A

	$122,973	$120,311	99.99%		$111,440	$108,921	99.99%		$100,851	$100,247	99.97%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and collateralized mortgage obligations (CMOs) may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2012.

Maturity Period	Amount at December 31, 2012
(Dollars in thousands)
Three months or less	$5,213
Over three through six months	2,296
Over six through 12 months	7,959
Over 12 months	14,221

Total	$29,689

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2012			2011			2010
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$56,715	14.76%	$9,402	$47,313	12.99%	$6,539	$40,774	10.79%	$301
NOW accounts	154,613	40.23	12,762	141,851	38.93	(12,534)	154,385	40.84	21,133
Savings accounts	60,952	15.86	12,849	48,103	13.20	4,615	43,488	11.50	1,966
Money market accounts	11,240	2.92	(3,270)	14,510	3.98	951	13,559	3.59	(671)
Fixed rate time deposits which mature:
Within one year	53,373	13.89	3,276	50,097	13.75	(31,117)	81,214	21.48	(4,650)
After one year, but within three years	39,136	10.18	(10,174)	49,310	13.53	12,787	36,523	9.66	(12,760)
After three years, but within five years	8,227	2.14	(4,850)	13,077	3.59	5,138	7,939	2.10	(1,652)
After five years	5	0.00	(33)	38	0.01	(20)	58	0.02	(137)
Club accounts	82	0.02	7	75	0.02	12	63	0.02	(3)

Total	$384,343	100.00%	$19,969	$364,374	100.00%	$(13,629)	$378,003	100.00%	$3,527

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2012.

	Amount Due
	Less Than One Year	1-3 Years	3-5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00% — 0.99%	$30,647	$7,176	$4,033	$0	$41,856	41.55%
1.00% — 1.99%	10,894	27,092	3,994	0	41,980	41.67
2.00% — 2.99%	8,263	4,544	159	0	12,966	12.87
3.00% — 3.99%	1,670	45	0	0	1,715	1.70
4.00% — 4.99%	1,899	149	41	5	2,094	2.08
5.00% — 5.99%	0	130	0	0	130	0.13

Total	$53,373	$39,136	$8,227	$5	$100,741	100.00%

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

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum balance at any month end	$10,925	$16,529	$29,001
Average balance	10,287	14,557	23,116
Period end balance	5,100	12,350	15,729
Weighted average interest rate:
At end of period	3.63%	3.78%	4.05%
During the period	3.75%	4.02%	4.37%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum balance at any month end	$14,092	$9,608	$9,223
Average balance	10,074	9,174	8,142
Period end balance	14,092	9,125	8,669
Weighted average interest rate:
At end of period	0.25%	0.51%	0.76%
During the period	0.38%	0.64%	0.90%

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

Personnel

As of December 31, 2012, the Bank had 113 full-time employees and 20 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision (the “OTS”) was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

At December 31, 2012, the Bank met each of its capital requirements. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was originally scheduled to commence on January 1, 2013 but has been delayed by federal regulators. Upon implementation, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer;

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer; and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That coverage was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest—bearing transaction account coverage and the Bank and the Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2011, the Bank maintained 70% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low—and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

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

Assessments. Savings associations were previously required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by the Bank for the year ended December 31, 2012 totaled $121,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2012 of $2.8 million.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company and the Bank have not been audited by the Internal Revenue Service in the past five years.

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

Indiana Taxation

Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Company’s Indiana state income tax returns have not been audited in the past five years.

ITEM 1A.	RISK FACTORS

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2012, $129.0 million, or 44.6% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2012, the Bank’s commercial business loan portfolio amounted to $18.6 million, or 6.4% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2012, the Bank’s commercial real estate loan portfolio amounted to $68.7 million, or 23.8% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

Financial regulatory reform may have a material impact on the Company’s operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the OTS, which formerly regulated the Bank, was merged into the OCC. Savings and loan holding companies, including the Company, became regulated by the Federal Reserve Board. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective no more than five years from the date of enactment. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the OCC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2012.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:
220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,583	Owned		12,000

Branch Offices:
391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	7	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	609	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,039	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	177	Owned		2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,317	Owned		4,988

317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	121	Owned		1,834

4303 Charlestown Crossing New Albany, Indiana 47150	1999	751	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,518	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	554	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,184	Owned		4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	974	Owned		3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	868	Owned		1,450

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2015.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2012, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2012, the Company had 1,225 stockholders of record and 2,784,497 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Note 18 in the accompanying Notes to Consolidated Financial Statement for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2012 and 2011 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2012:
First Quarter	$21.95	$18.51	$0.19	$21.17
Second Quarter	21.50	20.10	0.19	20.77
Third Quarter	21.00	19.07	0.19	19.50
Fourth Quarter	21.67	18.38	0.19	19.47

2011:
First Quarter	$16.81	$15.50	$0.19	$16.27
Second Quarter	18.50	15.80	0.19	17.90
Third Quarter	18.82	17.00	0.19	18.50
Fourth Quarter	19.21	17.67	0.19	18.53

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. The Company purchased no shares under this program during the quarter ended December 31, 2012. The maximum number of shares that may yet be purchased under the plan is 189,582.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company’s audited consolidated financial statements.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
FINANCIAL CONDITION DATA:
Total assets	$459,132	$438,886	$452,378	$455,534	$458,625
Cash and cash equivalents (1)	23,211	18,923	21,575	15,857	22,149
Securities available for sale	122,973	111,440	100,851	93,729	82,733
Securities held to maturity	12	16	32	62	86
Net loans	280,407	276,047	294,550	311,092	322,385
Deposits	384,343	364,374	378,003	374,476	355,891
Retail repurchase agreements	14,092	9,125	8,669	7,949	4,552
Advances from Federal Home Loan Bank	5,100	12,350	15,729	24,776	47,830
Stockholders’ equity, net of noncontrolling interest in subsidiary	52,824	50,942	47,893	45,944	47,522

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
OPERATING DATA:
Interest income	$18,800	$20,273	$21,834	$22,969	$25,686
Interest expense	2,465	3,760	5,502	8,388	10,745

Net interest income	16,335	16,513	16,332	14,581	14,941
Provision for loan losses	1,525	1,825	2,037	4,289	1,570

Net interest income after provision for loan losses	14,810	14,688	14,295	10,292	13,371

Noninterest income	4,537	4,051	3,906	3,373	3,573
Noninterest expense	13,853	13,211	12,762	13,473	11,846

Income before income taxes	5,494	5,528	5,439	192	5,098
Income tax expense (benefit)	1,559	1,543	1,561	(586)	1,529

Net Income	3,935	3,985	3,878	778	3,569

Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	12	—

Net Income Attributable to First Capital, Inc.	$3,922	$3,972	$3,865	$766	$3,569

PER SHARE DATA (2):
Net income—basic	$1.41	$1.43	$1.39	$0.28	$1.27
Net income—diluted	1.41	1.43	1.39	0.28	1.27
Dividends	0.76	0.76	0.74	0.72	0.71

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
SELECTED FINANCIAL RATIOS:
Performance Ratios:
Return on assets (1)	0.86%	0.90%	0.84%	0.17%	0.79%
Return on average equity (2)	7.54%	8.04%	8.10%	1.62%	7.65%
Dividend payout ratio (3)	53.90%	53.15%	53.24%	257.14%	55.91%
Average equity to average assets	11.46%	11.13%	10.43%	10.34%	10.31%
Interest rate spread (4)	3.86%	3.98%	3.74%	3.26%	3.30%
Net interest margin (5)	4.00%	4.14%	3.96%	3.56%	3.68%
Noninterest expense to average assets	3.05%	2.98%	2.79%	2.95%	2.62%
Average interest earning assets to average interest bearing liabilities	124.39%	118.79%	116.24%	115.08%	114.89%

Regulatory Capital Ratios (Bank only):
Tier I—adjusted total assets	10.00%	10.06%	9.32%	8.66%	8.98%
Tier I—risk based	14.35%	16.11%	14.83%	13.39%	14.10%
Total risk-based	15.60%	17.05%	15.54%	13.99%	14.77%

Asset Quality Ratios:
Nonperforming loans as a percent of net loans (6)	2.81%	2.81%	2.69%	3.06%	1.72%
Nonperforming assets as a percent of total assets (7)	1.78%	1.92%	1.88%	2.28%	1.40%
Allowance for loan losses as a percent of gross loans receivable	1.64%	1.47%	1.48%	1.54%	0.81%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations, including the following:

•

Net income and earnings per share – Net income attributable to the Company was $3.9 million, or $1.41 per share for 2012 compared to $4.0 million, or $1.43 per share for 2011. However, had the voluntary early retirement program discussed below not been established in 2012, net income would have been $4.3 million, or $1.53 per share for 2012, resulting in increases of 7.4% and 7.0%, respectively.

•

Return on average assets and return on average equity – Return on average assets for 2012 was 0.86% compared to 0.90% for 2012, and return on average equity for 2012 was 7.54% compared to 8.04% for 2011. Excluding the net effect of the voluntary early retirement program would increase the return on average assets for 2012 to 0.94% and the return on average equity to 8.20%, resulting in increases of 4.4% and 2.0%, respectively.

•

Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 66.4% for 2012 compared to 64.2% for 2011. Excluding the expense associated with the voluntary early retirement program, the efficiency ratio would have been 63.7% for 2012 which compares very favorably to our peers.

•

Asset quality – Net loan charge-offs decreased from $2.1 million for 2011 to $971,000 for 2012. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $8.4 million, or 1.92% of total assets at December 31, 2011 to $8.2 million, or 1.78% of total assets at December 31, 2012. The allowance for loan losses was 1.64% of total loans and 60.16% of nonperforming loans at December 31, 2012 compared to 1.47% of total loans and 53.86% at December 31, 2011.

•

Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $18.53 at December 31, 2011 to $19.47 at December 31, 2012 and dividends of $0.76 per share, was 9.2% for 2012.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses as well as changes to the methodology for determining the allowance for loan losses during the year ended December 31, 2012.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 20 and Note 21 of the accompanying Notes to Consolidated Financial Statements describe the methodologies used to determine the fair value of investment securities, impaired loans, foreclosed real estate and other assets. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2012.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Income. Net income attributable to the Company was $3.9 million ($1.41 per share diluted; weighted average common shares outstanding of 2,785,286, as adjusted) for the year ended December 31, 2012 compared to $4.0 million ($1.43 per share diluted; weighted average common shares outstanding of 2,786,410, as adjusted) for the year ended December 31, 2011.

Net Interest Income. Net interest income decreased $178,000, or 1.1%, from $16.5 million for 2011 to $16.3 million for 2012 primarily due to a decrease in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, partially offset by an increase in interest-earning assets.

Total interest income decreased 7.3% from $20.3 million for 2011 to $18.8 million for 2012. This decrease was primarily a result of the average tax-equivalent yield on interest-earning assets decreasing from 5.06% for 2011 to 4.59% for 2012 partially offset by an increase in the average balance of interest-earning assets from $412.2 million for 2011 to $422.8 million for 2012. Interest on loans decreased $1.2 million as a result of the average tax-equivalent yield on loans decreasing from 5.89% for 2011 to 5.70% for 2012 and the average balance of loans decreasing from $292.1 million for 2011 to $281.4 million for 2012. Interest on investment securities (including Federal Home Loan Bank stock) decreased $319,000 for 2012 compared to 2011 due to the average tax-equivalent yield of investment securities decreasing from 3.34% for 2011 to 2.73% for 2012, partially offset by the average balance of investment securities increasing from $107.7 million for 2011 to $118.4 million for 2012. Management continued to focus loan origination efforts on commercial and consumer loans during 2012. The majority of the new commercial loans originated during 2012 were adjustable-rate loans. Adjustable-rate loans comprised 55% of the total loan portfolio at the end of 2012, compared to 52% at the end of 2011. Market interest rates remained at near historic lows throughout 2012, so as loans and investment securities mature or pay down they are replaced with lower yielding new loan originations and investment purchases.

Total interest expense decreased $1.3 million, from $3.8 million for 2011 to $2.5 million for 2012, due to a decrease in the average cost of funds from 1.08% for 2011 to 0.73% for 2012, and a decrease in the average balance of interest-bearing liabilities from $347.0 million for 2011 to $339.1 million for 2012. Interest expense on deposits decreased 34.5% from $3.1 million for 2011 to $2.0 million for 2012 as a result of a decrease in the average cost of interest-bearing deposits, which decreased from 0.96% for 2011 to 0.64% for 2012 and a decrease in the average balance of interest-bearing deposits from $323.3 million for 2011 to $318.7 million for 2012. Interest expense on Federal Home Loan Bank advances decreased 34.0% from $585,000 for 2011 to $386,000 for 2012. The average cost of Federal Home Loan Bank advances decreased from 4.02% for 2011 to 3.75% for 2012, and the average balance of Federal Home Loan Bank advances decreased from $14.6 million for 2011 to $10.3 million for 2012, due to scheduled pay downs of advances. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2012 and 2011 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $1.5 million for 2012 compared to $1.8 million for 2011. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses for 2012 compared to the prior year primarily due to a decrease in net charge-offs. Net charge-offs decreased when comparing the two periods, from $2.1 million for 2011 to $971,000 for 2012. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year and to allow for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

Noninterest income. Noninterest income increased $486,000 to $4.5 million for 2012 compared to $4.1 million for 2011. Gains on the sale of loans increased $355,000 when comparing the two periods primarily due to the low rate environment which has led to increased refinancing activity, and the continuing recovery of the local housing market. Service charges on deposit accounts also increased $70,000 for 2012 compared to 2011 due to an increase in ATM and debit card fee income.

Noninterest expense. Noninterest expense increased $642,000, or 4.9%, to $13.9 million for 2012 compared to $13.2 million for 2011. The increase was primarily due to increases of $461,000 in compensation and benefits expenses and $122,000 in data processing expenses. The increase in compensation and benefits expenses was primarily due to the voluntary early retirement program which was effective September 30, 2012. Fourteen employees participated in the program which resulted in a pre-tax charge to earnings of $693,000 on September 30, 2012. This was partially offset by the pre-tax savings of $132,000 the Company recognized during the quarter ended December 31, 2012 due to the overall reduction in compensation and benefits following the voluntary retirements. The increase in data processing expenses was primarily due to an increase in ATM processing fees and more customers using alternate delivery channels for traditional banking services.

Income tax expense. The Company recognized income tax expense of $1.6 million (effective tax rate of 28.4%) for 2012, compared to $1.5 million (effective tax rate of 27.9%) for 2011. The increase in income tax expense and the effective tax rate for 2012 is primarily due to a decrease in tax exempt income.

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

	Year Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1) (2):
Taxable (3)	$278,874	$15,916	5.71%	$290,527	$17,124	5.89%	$310,644	$18,598	5.99%
Tax-exempt	2,501	135	5.40%	1,533	84	5.48%	187	13	6.95%

Total loans	281,375	16,051	5.70%	292,060	17,208	5.89%	310,831	18,611	5.99%

Investment securities:
Taxable (3)	92,980	1,771	1.90%	81,085	2,017	2.49%	74,313	2,132	2.87%
Tax-exempt	25,417	1,464	5.76%	26,585	1,574	5.92%	27,029	1,606	5.94%

Total investment securities	118,397	3,235	2.73%	107,670	3,591	3.34%	101,342	3,738	3.69%

Federal funds sold and interest-bearing deposits with banks	21,998	58	0.26%	12,466	38	0.30%	14,679	35	0.24%

Total interest-earning assets	421,770	19,344	4.59%	412,196	20,837	5.06%	426,852	22,384	5.24%

Noninterest-earning assets	31,953			31,596			30,738

Total assets	$453,723			$443,792			$457,590

Interest-bearing liabilities:
Interest-bearing demand deposits	$156,704	$487	0.31%	$157,667	$842	0.53%	$159,286	$1,224	0.77%
Savings accounts	55,369	61	0.11%	46,234	90	0.19%	43,990	103	0.23%
Time deposits	106,625	1,493	1.40%	119,359	2,184	1.83%	132,693	3,092	2.33%

Total deposits	318,698	2,041	0.64%	323,260	3,116	0.96%	335,969	4,419	1.32%

Retail repurchase agreements	10,074	38	0.38%	9,174	59	0.64%	8,142	73	0.90%
FHLB advances	10,287	386	3.75%	14,557	585	4.02%	23,116	1,010	4.37%

Total interest-bearing liabilities	339,059	2,465	0.73%	346,991	3,760	1.08%	367,227	5,502	1.50%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	60,509			46,001			41,220
Other liabilities	2,169			1,422			1,407

Total liabilities	401,737			394,414			409,854
Stockholders’ equity	51,986			49,378			47,736

Total liabilities and stockholders’ equity (4)	$453,723			$443,792			$457,590

Net interest income		$16,879			$17,077			$16,882

Interest rate spread			3.86%			3.98%			3.74%

Net interest margin			4.00%			4.14%			3.96%

Ratio of average interest – earning assets to average interest-bearing liabilities			124.39%			118.79%			116.24%

(1)	Interest income on loans includes fee income of $654,000, $662,000 and $633,000 for the years ended December 31, 2012, 2011, and 2010, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and Federal Home Loan Bank Stock.
(4)	Stockholders’ equity attributable to First Capital, Inc.

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

	2012 Compared to 2011				2011 Compared to 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(533)	$(696)	$21	$(1,208)	$(303)	$(1,191)	$20	$(1,474)
Tax-exempt	(1)	53	(1)	51	(3)	94	(20)	71

Total investment securities	(534)	(643)	20	(1,157)	(306)	(1,097)	0	(1,403)

Investment securities:
Taxable	(476)	300	(70)	(246)	(282)	193	(26)	(115)
Tax-exempt	(43)	(69)	2	(110)	(5)	(27)	0	(32)

Total investment securities	(519)	231	(68)	(356)	(287)	166	(26)	(147)

Federal funds sold and interest-bearing deposits with banks	(5)	29	(4)	20	9	(5)	(1)	3

Total net change in income on interest-earning assets	(1,058)	(383)	(52)	(1,493)	(584)	(936)	(27)	(1,547)

Interest-bearing liabilities:
Interest-bearing deposits	(1,044)	(46)	15	(1,075)	(1,184)	(165)	46	(1,303)
Retail repurchase agreements	(25)	6	(2)	(21)	(20)	9	(3)	(14)
FHLB advances	(39)	(172)	12	(199)	(81)	(374)	30	(425)

Total net change in expense on interest-bearing liabilities	(1,108)	(212)	25	(1,295)	(1,285)	(530)	73	(1,742)

Net change in net interest income	$50	$(171)	$(77)	$(198)	$701	$(406)	$(100)	$195

Comparison of Financial Condition at December 31, 2012 and 2011

Total assets increased 4.6% from $438.9 million at December 31, 2011 to $459.1 million at December 31, 2012 primarily due to increases in securities available for sale and net loans.

Net loans increased 1.6% from $276.0 million at December 31, 2011 to $280.4 million at December 31, 2012. The primary contributing factor to the increase in net loans was an increase of $11.1 million in commercial real estate loans. This was partially offset by a decrease of $8.2 million in residential mortgage loans as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $42.7 million in new residential mortgages for sale in the secondary market during 2012 compared to $31.6 million in 2011. These loans were originated and funded by the Bank and sold in the secondary market. Of this total, $7.8 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. In addition to commercial mortgage loans, construction loans also increased by $4.3 million during 2012 while commercial business loans decreased by $2.1 million during the year.

Securities available for sale, at fair value, consisting primarily of U. S. agency mortgage-backed obligations, U. S. agency notes and bonds, and municipal obligations, increased $11.5 million, from $111.4 million at December 31, 2011 to $123.0 million at December 31, 2012. Purchases of securities available for sale totaled $64.3 million in 2012. These purchases were offset by maturities of $33.5 million, principal repayments of $15.0 million and sales of $3.5 million. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

The investment in securities held to maturity, consisting of U.S. agency mortgage-backed securities, decreased from $16,000 at December 31, 2011 to $12,000 at December 31, 2012 due to principal repayments of $4,000.

Cash and cash equivalents increased from $18.9 million at December 31, 2011 to $23.2 million at December 31, 2012. The increase is due primarily to increases in interest bearing deposits with banks and federal funds sold as a result of increases in deposit accounts during 2012.

Total deposits increased 5.5%, from $364.4 million at December 31, 2011 to $384.3 million at December 31, 2012. Noninterest-bearing demand deposits increased 19.9% to $56.7 million at December 31, 2012. Interest-bearing demand deposits and savings accounts each increased $12.8 million during 2012, while money market accounts and time deposits decreased $3.3 million and $11.8 million, respectively, during the period. The increase in interest-bearing demand deposits is primarily due to normal fluctuations in the balances of operating accounts of public entities, such as counties, cities and school corporations. Time deposits have decreased as some customers are unwilling to lock into long-term commitments while interest rates are at their current low levels.

Federal Home Loan Bank borrowings decreased $7.3 million from $12.4 million at December 31, 2011 to $5.1 million at December 31, 2012. No new advances were drawn during the year while principal payments on advances totaled $7.3 million during 2012.

Retail repurchase agreements, which represent overnight borrowings from business and local municipal deposit customers, increased from $9.1 million at December 31, 2011 to $14.1 million at December 31, 2012, primarily due to normal balance fluctuations.

Total stockholders’ equity attributable to the Company increased from $50.9 million at December 31, 2011 to $52.8 million at December 31, 2012. This increase is primarily the result of retained net income of $1.8 million and an increase in net unrealized gains on available for sale securities of $92,000, partially offset by treasury stock purchases of $14,000. During 2012 the Company repurchased 692 shares of its stock at a weighted average price of $20.81 per share. As of December 31, 2012, the Company had repurchased 50,885 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 379,419 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2012	2011
	(In thousands)
Commitments to originate new loans	$13,194	$2,479
Undisbursed portion of construction loans	4,306	4,768
Unfunded commitments to extend credit under existing commercial and personal lines of credit	38,480	35,375
Standby letters of credit	781	1,685

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2012:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$384,343	$336,975	$39,136	$8,227	$5
Federal Home Loan Bank advances	5,100	5,100	0	0	0
Retail repurchase agreements	14,092	14,092	0	0	0
Operating lease obligations	34	15	19	0	0

Total contractual obligations	$403,569	$356,182	$39,155	$8,227	$5

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the Federal Home Loan Bank of Indianapolis. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2012, the Bank had cash and interest-bearing deposits with banks of $23.2 million and securities available for sale with a fair value of $123.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and collateral eligible for repurchase agreements.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2012, the Bank had total commitments to extend credit of $49.7 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2012, the Bank had certificates of deposit scheduled to mature within one year of $53.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2012, the Company (on an unconsolidated basis) had liquid assets of $239,000.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulations. As of December 31, 2012 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.0%, 14.4% and 15.6%, respectively. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with generally accepted accounting principles in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, virtually all the assets and liabilities of the financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Market Risk Analysis

Qualitative Aspects of Market Risk. Market risk is the risk that the estimated fair value of our assets an d liabilities will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates by operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term commercial and consumer loans, all of which are retained by the Company for its portfolio. The Company relies on retail deposits as its primary source of funds. Management believes the use of retail deposits, compared to brokered deposits reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does the Company engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits, extending loans and investing in investment securities. Many factors affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. The Company’s earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.

An element in the Company’s ongoing process is to measure and monitor interest rate risk using a Net Interest Income at Risk simulation to model the interest rate sensitivity of the balance sheet and to quantify the impact of changing interest rates on the Company. The model quantifies the effects of various possible interest rate scenarios on projected net interest income over a one-year horizon. The model assumes a semi-static balance sheet and measures the impact on net interest income relative to a base case scenario of hypothetical changes in interest rates over twelve months and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The scenarios include prepayment assumptions, changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates in order to capture the impact from re-pricing, yield curve, option, and basis risks.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2012 financial information. The Company implemented the Net Interest Income at Risk simulation during the quarter ended September 30, 2012 and therefore does not have comparable information as of December 31, 2011.

	At December 31, 2012
Immediate Change	One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$112	0.70%
200bp	480	2.97
100bp	488	3.02
Static	—	—
(100)bp	(183)	(1.13)

At December 31, 2012, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would increase the Company’s net interest income by $488,000, or 3.02%, over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to increase by 2.97 % and 0.70%, respectively. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income by $183,000, or 1.13%, over a one year horizon compared to a flat interest rate scenario.

The Company also has longer term interest rate risk exposure, which may not be appropriately measured by Net Interest Income at Risk modeling. Therefore, the Company also uses an Economic Value of Equity (“EVE”) interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of all cash flows for on and off balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Company’s EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer term re-pricing and option risk in the balance sheet.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2012 financial information.

	At December 31, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$50,786	$(13,193)	(20.62)%	11.73%	(193	)bp
200bp	56,976	(7,003)	(10.95)	12.81	(85	)bp
100bp	61,694	(2,285)	(3.57)	13.51	(15	)bp
Static	63,979	—	—	13.66	—	bp
(100)bp	66,799	2,820	4.41	13.92	26	bp

The previous table indicates that at December 31, 2012, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

The models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the Company’s net interest income and EVE. For this reason, the Company models many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes. Therefore, as with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables and it is recognized that the model outputs are not guarantees of actual results. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in the modeling scenarios.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the accompanying Notes to Consolidated Financial Statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report

Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
Jill Keinsley	45	Senior Vice President, Human Resources Director
M. Chris Frederick	45	Senior Vice President, Chief Financial Officer and Treasurer
Dennis L. Thomas	56	Senior Vice President-Lending

(1)	As of December 31, 2012.

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

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	223,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	223,000

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the section captioned “Item 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod

10.2	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick

10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (4)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (5)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (5)

10.8	*First Capital, Inc. 2009 Equity Incentive Plan (6)

10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (7)

10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (7)

10.11	* Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (7)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(6)	Incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010.
(7)	Incorporated by reference to the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

March 27, 2013

MONROE SHINE & CO., INC. ♦ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(In thousands, except share and per share data)	2012	2011
ASSETS
Cash and due from banks	$11,277	$10,794
Interest bearing deposits with banks	1,975	525
Federal funds sold	9,959	7,604

Total cash and cash equivalents	23,211	18,923
Securities available for sale, at fair value	122,973	111,440
Securities—held to maturity	12	16
Loans, net	280,407	276,047
Loans held for sale	3,609	2,909
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	295	661
Premises and equipment	10,757	10,721
Accrued interest receivable	1,757	1,801
Cash value of life insurance	6,172	5,991
Goodwill	5,386	5,386
Core deposit intangibles	0	32
Other assets	1,733	2,139

Total Assets	$459,132	$438,886

LIABILITIES
Deposits:
Noninterest-bearing	$56,715	$47,313
Interest-bearing	327,628	317,061

Total deposits	384,343	364,374
Retail repurchase agreements	14,092	9,125
Advances from Federal Home Loan Bank	5,100	12,350
Accrued interest payable	290	413
Accrued expenses and other liabilities	2,371	1,571

Total liabilities	406,196	387,833

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,416 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings—substantially restricted	34,101	32,297
Accumulated other comprehensive income	1,704	1,612
Less treasury stock, at cost—379,419 shares (378,727 shares in 2011)	(7,326)	(7,312)

Total First Capital, Inc. stockholders’ equity	52,824	50,942

Noncontrolling interest in subsidiary	112	111

Total equity	52,936	51,053

Total Liabilities and Equity	$459,132	$438,886

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands, except per share data)	2012	2011
INTEREST INCOME
Loans, including fees	$16,005	$17,179
Securities:
Taxable	1,677	1,936
Tax-exempt	966	1,039
Federal Home Loan Bank dividends	94	81
Federal funds sold and interest-bearing deposits in banks	58	38

Total interest income	18,800	20,273

INTEREST EXPENSE
Deposits	2,041	3,116
Retail repurchase agreements	38	59
Advances from Federal Home Loan Bank	386	585

Total interest expense	2,465	3,760

Net interest income	16,335	16,513
Provision for loan losses	1,525	1,825

Net interest income after provision for loan losses	14,810	14,688

NONINTEREST INCOME
Service charges on deposit accounts	2,954	2,884
Commission and fee income	220	176
Gain (loss) on sale of securities	11	(8)
Other than temporary impairment loss on securities	0	(36)
Gain on sale of mortgage loans	1,045	690
Mortgage brokerage fee income	33	50
Increase in cash value of life insurance	181	202
Other income	93	93

Total noninterest income	4,537	4,051

NONINTEREST EXPENSE
Compensation and benefits	7,907	7,446
Occupancy and equipment	1,249	1,261
Data processing	1,324	1,202
Professional fees	614	599
Advertising	256	275
Other expenses	2,503	2,428

Total noninterest expense	13,853	13,211

Income before income taxes	5,494	5,528
Income tax expense	1,559	1,543

Net Income	3,935	3,985
Less net income attributable to the noncontrolling interest in subsidiary	13	13

Net Income Attributable to First Capital, Inc.	$3,922	$3,972

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.41	$1.43

Diluted	$1.41	$1.43

Dividends per share on common shares	$0.76	$0.76

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands)	2012	2011
Net Income	$3,935	$3,985

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	156	1,978
Income tax expense	(57)	(784)

Net of tax amount	99	1,194

Less: reclassification adjustment for realized (gains) losses included in net income	(11)	8
Income tax expense (benefit)	4	(3)

Net of tax amount	(7)	5

Less: reclassification adjustment for other-than-temporary impairment losses included in net income	0	36
Income tax benefit	0	(14)

Net of tax amount	0	22

Other Comprehensive Income, net of tax	92	1,221

Total Comprehensive Income	$4,027	$5,206

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2011	$32	$24,313	$30,442	$391	$(7,285)	$111	$48,004
Net income	0	0	3,972	0	0	13	3,985
Other comprehensive income	0	0	0	1,221	0	0	1,221
Cash dividends	0	0	(2,117)	0	0	(13)	(2,130)
Purchase of 1,608 treasury shares	0	0	0	0	(27)	0	(27)

Balances at December 31, 2011	32	24,313	32,297	1,612	(7,312)	111	51,053
Net income	0	0	3,922	0	0	13	3,935
Other comprehensive income	0	0	0	92	0	0	92
Cash dividends	0	0	(2,118)	0	0	(12)	(2,130)
Purchase of 692 treasury shares	0	0	0	0	(14)	0	(14)

Balances at December 31, 2012	$32	$24,313	$34,101	$1,704	$(7,326)	$112	$52,936

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,935	$3,985
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	956	935
Depreciation and amortization expense	758	916
Deferred income taxes	(478)	273
Increase in cash value of life insurance	(181)	(202)
Provision for loan losses	1,525	1,825
Gain (loss) on sale of securities	(11)	8
Other than temporary impairment loss on securities	0	36
Proceeds from sale of mortgage loans	43,051	33,781
Mortgage loans originated for sale	(42,706)	(31,625)
Gain on sale of mortgage loans	(1,045)	(690)
Decrease in accrued interest receivable	44	93
Decrease in accrued interest payable	(123)	(236)
Net change in other assets/liabilities	1,633	193

Net Cash Provided By Operating Activities	7,358	9,292

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(64,341)	(43,486)
Proceeds from maturities of securities available for sale	33,496	22,660
Proceeds from maturities of securities held to maturity	0	14
Proceeds from sales of securities available for sale	3,536	1,399
Principal collected on mortgage-backed obligations	14,978	9,776
Net (increase) decrease in loans receivable	(6,587)	15,793
Proceeds from sale of foreclosed real estate	1,068	815
Proceeds from redemption of Federal Home Loan Bank stock	0	374
Purchase of premises and equipment	(762)	(580)

Net Cash Provided By (Used In) Investing Activities	(18,612)	6,765

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	19,969	(13,629)
Net increase in retail repurchase agreements	4,967	456
Advances from Federal Home Loan Bank	0	1,000
Repayment of advances from Federal Home Loan Bank	(7,250)	(4,379)
Purchase of treasury stock	(14)	(27)
Dividends paid	(2,130)	(2,130)

Net Cash Provided By (Used In) Financing Activities	15,542	(18,709)

Net Increase (Decrease) in Cash and Cash Equivalents	4,288	(2,652)
Cash and cash equivalents at beginning of year	18,923	21,575

Cash and Cash Equivalents at End of Year	$23,211	$18,923

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities Held to Maturity: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The Company classifies certain mortgage-backed securities as held to maturity.

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

Investments in non-marketable equity securities such as FHLB stock are carried at cost. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Troubled Debt Restructurings

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

A TDR can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. A TDR on nonaccrual status is restored to accrual status when the borrower has demonstrated the ability to make future payments in accordance with the restructured terms, which generally requires that the borrower demonstrate a period of performance of at leat six consecutive months in accordance with the restructured terms including consistent and timely payments.

Allowance for Loan Losses

The allowance for loan losses reflects management’s judgment of probable loan losses inherent in the loan portfolio at the balance sheet date. Additions to the allowance for loan losses are made by the provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company uses a disciplined process and methodology to evaluate the allowance for loan losses on at least a quarterly basis that is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twelve calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management. The Company’s historical loss experience is then adjusted by an overall loss factor weighting adjustment based on a qualitative analysis prepared by management and reviewed on a quarterly basis. The overall loss factor considers changes in underwriting standards, economic conditions, changes and trends in past due and classified loans and other internal and external factors.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the overall loss factor and loss factor multiples for classified loans as of December 31, 2012 and 2011, as well as a discussion of changes in management’s allowance for loan losses methodology from 2011 to 2012.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The following portfolio segments are considered in the allowance for loan loss analysis: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans.

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a smaller portion of the segment secured by non-owner-occupied residential investment properties and multi-family residential investment properties. The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrowers’ or tenants’ personal cash flow and employment status.

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

During 2012 and 2011, the Company recognized partial charge-offs totaling $366,000 and $501,000, respectively. At December 31, 2012, the Company had 10 loans outstanding for which partial charge-offs of $510,000 had been recorded.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2012, the Bank had commitments to originate $830,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 for its stock plans.

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01 to clarify that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting agreement or similar agreement. The amendments in the updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented. The adoption of these updates is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The update indicates that when a reporting entity initially recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in the update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments in the update are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2012 and 2011 was approximately $1.1 million and $1.4 million, respectively.

(3)	INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheets according to management’s intent. Investment securities at December 31, 2012 and 2011 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Securities available for sale:
Agency mortgage-backed securities	$22,762	$456	$12	$23,206
Agency CMO	22,458	225	23	22,660
Other debt securities:
Agency notes and bonds	38,273	290	10	38,553
Municipal obligations	32,605	1,800	88	34,317

Subtotal – debt securities	116,098	2,771	133	118,736

Mutual funds	4,213	40	16	4,237

Total securities available for sale	$120,311	$2,811	$149	$122,973

Securities held to maturity:
Agency mortgage-backed securities	$12	$0	$0	$12

Total securities held to maturity	$12	$0	$0	$12

December 31, 2011:
Securities available for sale:
Agency mortgage-backed securities	$11,689	$542	$11	$12,220
Agency CMO	23,196	152	60	23,288
Privately-issued CMO	896	16	32	880
Other debt securities:
Agency notes and bonds	41,971	395	3	42,363
Municipal obligations	25,800	1,501	0	27,301

Subtotal – debt securities	103,552	2,606	106	106,052

Mutual funds	5,369	52	33	5,388

Total securities available for sale	$108,921	$2,658	$139	$111,440

Securities held to maturity:
Agency mortgage-backed securities	$16	$0	$0	$16

Total securities held to maturity	$16	$0	$0	$16

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$506	$507	$0	$0
Due after one year through five years	8,463	8,583	0	0
Due after five years through ten years	15,914	16,397	0	0
Due after ten years	45,995	47,383	0	0

	70,878	72,870	0	0
Mortgage-backed securities and CMO	45,220	45,866	12	12

	$116,098	$118,736	$12	$12

At December 31, 2012, certain investment securities were pledged under retail repurchase agreements and to secure FHLB advances. (See Notes 9 and 10)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2012, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)
Continuous loss position less than twelve months:
Agency mortgage-backed securities	2	$3,070	$12
Agency CMO	6	6,783	22
Agency notes and bonds	3	2,958	10
Municipal obligations	10	4,717	88

Total less than twelve months	21	17,528	132

Continuous loss position more than twelve months:
Agency CMO	1	886	1
Mutual fund	1	380	16

Total more than twelve months	2	1,266	17

Total securities available for sale	23	$18,794	$149

At December 31, 2012, the Company did not have any securities held to maturity with an unrealized loss.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

At December 31, 2012, the 22 municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 0.7% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

Based on an independent third party analysis performed in December 2011, the Company recognized an other-than-temporary impairment loss of $36,000 representing the credit loss component of the unrealized loss on a privately-issued CMO. In December 2012, the Company sold all of its privately-issued CMO securities as discussed below.

While management does not anticipate further credit-related impairment losses at December 31, 2012, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2012, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities and agency bonds of $35,000 and $2,000, respectively, and gross losses on sales of available for sale privately-issued CMOs and agency CMOs of $18,000 and $8,000, respectively. During the year ended December 31, 2011, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities $16,000 and gross losses on sales of available for sale municipal obligations of $24,000.

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2012 and 2011 consisted of the following:

(In thousands)	2012	2011
Real estate mortgage loans:
Residential	$108,097	$116,338
Land	9,607	9,910
Residential construction	12,753	10,988
Commercial real estate	68,731	57,680
Commercial real estate construction	3,299	743
Commercial business loans	18,612	20,722
Consumer loans:
Home equity and second mortgage loans	36,962	38,641
Automobile loans	21,922	20,627
Loans secured by savings accounts	770	767
Unsecured loans	3,191	3,126
Other consumer loans	5,303	5,312

Gross loans	289,247	284,854

Deferred loan origination fees, net	202	143
Undisbursed portion of loans in process	(4,306)	(4,768)
Allowance for loan losses	(4,736)	(4,182)

Loans, net	$280,407	$276,047

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2012, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $4.5 million.

Mortgage loans serviced for the benefit of others amounted to $210,000 and $269,000 at December 31, 2012 and 2011, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2012. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)
Beginning balance, as adjusted	$5,627
New loans	9,174
Payments	(8,717)

Ending balance	$6,084

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the year ended December 31, 2012, the Bank purchased approximately $473,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $1.0 million and $1.2 million at December 31, 2012 and 2011, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at December 31, 2012 and 2011:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2012:
Principal loan balance	$108,097	$9,607	$11,746	$68,731	$18,612	$36,962	$31,186	$284,941
Accrued interest receivable	444	48	29	188	53	147	184	1,093
Net deferred loan origination fees and costs	62	2	(12)	(17)	(10)	177	0	202

Recorded investment in loans	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

December 31, 2011:
Principal loan balance	$116,338	$9,910	$6,963	$57,680	$20,722	$38,641	$29,832	$280,086
Accrued interest receivable	463	60	16	160	64	162	202	1,127
Net deferred loan origination fees and costs	67	2	0	0	(10)	84	0	143

Recorded investment in loans	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182
Provisions	496	(19)	(33)	145	70	834	32	1,525
Charge-offs	(418)	(4)	0	(104)	(17)	(342)	(313)	(1,198)
Recoveries	16	1	0	0	10	27	173	227

Ending balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$213	$0	$0	$275	$1,098	$66	$0	$1,652
Collectively evaluated for impairment	709	71	0	1,035	125	853	291	3,084

Ending balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736

Recorded Investment in Loans:
Individually evaluated for impairment	$2,370	$125	$403	$2,836	$1,776	$73	$0	$7,583
Collectively evaluated for impairment	106,233	9,532	11,360	66,066	16,879	37,213	31,370	278,653

Ending balance	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2011, the historical loss experience used to estimate the allowance for loan losses was for the most recent eight calendar quarters. Effective as of December 31, 2012, the Company began using the most recent twelve calendar quarters as the basis for developing the historical loss factors, which increased the estimated allowance for loan losses by approximately $575,000. Also at December 31, 2012, management adjusted the qualitative factors for the home equity and second mortgage portfolio segment which increased the estimated allowance for loan losses related to that portfolio segment by approximately $511,000. These qualitative factors applied to the home equity and second mortgage loan portfolio considered risks associated with loan to value ratios, delinquency history and whether the Bank does not hold the first lien position on the collateral. These changes were made to better reflect management’s analysis of inherent losses in the loan portfolio at December 31, 2012.

At December 31, 2012 and 2011, for each loan portfolio segment management applied an overall qualitative factor of 1.15 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2012 and 2011, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2012 and 2011.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2012 and 2011.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management assigned a risk factor of 1.20 for this component at December 31, 2012 and 2011.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.15 at December 31, 2012 and 2011. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $419,000 and $317,000 at December 31, 2012 and 2011, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $664,000 and $172,000 at December 31, 2012 and 2011, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans by class of loans as of and for the year ended December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized – Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,427	$1,760	$0	$1,248	$6	$4
Land	125	126	0	43	0	2
Construction	403	413	0	315	0	0
Commercial real estate	1,535	1,944	0	1,292	0	1
Commercial business	0	0	0	0	0	0
Home equity and second mortgage	0	0	0	51	2	2
Other consumer	0	0	0	0	1	0

	3,490	4,243	0	2,949	9	9

Loans with an allowance recorded:
Residential real estate	943	1,020	213	1,110	0	0
Land	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	1,301	1,394	275	1,542	0	0
Commercial business	1,776	1,909	1,098	1,857	0	0
Home equity and second mortgage	73	73	66	103	0	0
Other consumer	0	0	0	0	0	0

	4,093	4,396	1,652	4,612	0	0

Total:
Residential real estate	2,370	2,780	213	2,358	6	4
Land	125	126	0	43	0	2
Construction	403	413	0	315	0	0
Commercial real estate	2,836	3,338	275	2,834	0	1
Commercial business	1,776	1,909	1,098	1,857	0	0
Home equity and second mortgage	73	73	66	154	2	2
Other consumer	0	0	0	0	1	0

	$7,583	$8,639	$1,652	$7,561	$9	$9

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$2,370	$215	$2,585	$2,281	$143	$2,424
Land	125	0	125	5	38	43
Construction	403	0	403	247	0	247
Commercial real estate	2,836	0	2,836	2,853	0	2,853
Commercial business	1,776	0	1,776	1,928	0	1,928
Home equity and second mortgage	73	56	129	87	159	246
Other consumer	0	18	18	0	23	23

Total	$7,583	$289	$7,872	$7,401	$363	$7,764

The following table presents the aging of the recorded investment loans by class of loans at December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$4,085	$871	$1,644	$6,600	$102,003	$108,603
Land	343	0	119	462	9,195	9,657
Construction	171	0	113	284	11,479	11,763
Commercial real estate	360	0	335	695	68,207	68,902
Commercial business	36	0	0	36	18,619	18,655
Home equity and second mortgage	1,206	102	97	1,405	35,881	37,286
Other consumer	510	30	18	558	30,812	31,370

Total	$6,711	$1,003	$2,326	$10,040	$276,196	$286,236

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2012:
Pass	$102,618	$7,220	$11,244	$63,095	$15,026	$36,035	$31,302	$266,540
Special mention	958	17	116	1,018	1,354	553	25	4,041
Substandard	2,657	2,295	0	1,953	499	625	43	8,072
Doubtful	2,370	125	403	2,836	1,776	73	0	7,583
Loss	0	0	0	0	0	0	0	0

Total	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

December 31, 2011:
Pass	$113,037	$7,578	$6,217	$46,544	$16,961	$38,513	$29,976	$258,826
Special mention	862	255	307	5,392	1,462	63	44	8,385
Substandard	688	2,134	208	3,051	425	224	14	6,744
Doubtful	2,281	5	247	2,853	1,928	87	0	7,401
Loss	0	0	0	0	0	0	0	0

Total	$116,868	$9,972	$6,979	$57,840	$20,776	$38,887	$30,034	$281,356

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s TDRs by class of loan and accrual status as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Residential real estate	$180	$588	$768	$87	$112	$516	$628	$11
Land	0	0	0	0	135	0	135	0
Construction	0	170	170	0	207	247	454	0
Commercial real estate	0	1,534	1,534	83	0	1,603	1,603	211
Commercial business	0	1,776	1,776	1,098	0	1,843	1,843	914
Home equity and second mortgage	41	31	72	25	8	0	8	0
Other consumer	0	0	0	0	0	0	0	0

Total	$221	$4,099	$4,320	$1,293	$462	$4,209	$4,671	$1,136

At December 31, 2012 and 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $0 and $192,000, respectively. These commitments represented the undisbursed portion of construction loans to borrowers that had outstanding loans classified as TDRs.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2012:

	Number of Contracts	Pre- Modification Outstanding Balance	Post- Modification Outstanding Balance
	(In thousands)
Residential real estate	3	$270	$270
Home equity and second mortgage	2	65	65

Total	5	$335	$335

For the TDRs listed above, the terms of modification included reduction of the stated interest rate, a decrease in the monthly payment amount and the extension of the maturity date. There were no principal charge-offs recorded as a result of TDRs during 2012 and the specific allowance for loan losses related to TDRs modified during 2012 was $73,000 at December 31, 2012.

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

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate and the deferral of past due principal and interest until maturity, or the consolidation of outstanding loans at a reduced interest rate. There were no principal charge-offs recorded as a result of TDRs during 2011 and the specific allowance for loan losses related to TDRs modified during 2011 was $6,000 at December 31, 2011.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the years ended December 31, 2012 and 2011. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2012	2011
Land and land improvements	$3,256	$3,256
Leasehold improvements	56	56
Office buildings	10,324	10,044
Furniture, fixtures and equipment	4,550	4,870

	18,186	18,226
Less accumulated depreciation	7,429	7,505

Totals	$10,757	$10,721

Depreciation expense was $726,000 and $751,000 for the years ended December 31, 2012 and 2011, respectively.

(6)	FORECLOSED REAL ESTATE

At December 31, 2012 and 2011, the Bank had foreclosed real estate held for sale of $295,000 and $661,000, respectively. During the years ended December 31, 2012 and 2011, foreclosure losses in the amount of $506,000 and $650,000, respectively, were charged off to the allowance for loan losses. There were no losses on subsequent write-downs of foreclosed real estate for 2012 and 2011. Net realized losses from the sale of foreclosed real estate amounted to $68,000 and $128,000 for the years ended December 31, 2012 and 2011, respectively. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Real estate taxes and other expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $104,000 and $84,000 in 2012 and 2011, respectively. Realized gains from the sale of foreclosed real estate totaling $35,000 were deferred for 2011 because the sales were financed by the Bank and did not qualify for recognition under generally accepted accounting principles. There were no realized gains from the sale of foreclosed real estate deferred for 2012. At December 31, 2012 and 2011, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $43,000 and $52,000, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill in the acquisition of Hometown Bancshares, Inc. during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2012 or 2011.

The following is a summary of other intangible assets subject to amortization as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Acquired in branch acquisition	$181	$181
Acquired in Hometown merger	566	566

Gross carrying amount	747	747
Accumulated amortization	(747)	(715)

	$0	$32

Amortization expense was $32,000 for 2012 and $66,000 for 2011.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)	DEPOSITS

The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $29.7 million and $31.1 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)
2013	$53,373
2014	21,911
2015	17,225
2016	5,916
2017 and thereafter	2,316

Total	$100,741

The Bank held deposits of approximately $8.8 million and $8.7 million for related parties at December 31, 2012 and 2011, respectively.

(9)	RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. Information concerning borrowings under repurchase agreements is summarized as follows:

(Dollars in thousands)	2012	2011
Weighted average interest rate at year end	0.25%	0.51%
Weighted average interest rate during the year	0.38%	0.64%
Average daily balance	$10,074	$9,174
Maximum month-end balance during the year	$14,092	$9,608
Debt securities underlying the agreements at December 31:
Amortized cost	$15,284	$12,043
Fair value	$15,328	$12,108

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2012 and 2011, advances from the FHLB were as follows:

	2012		2011
(Dollars in thousands)	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Fixed rate advances	3.63%	$5,100	3.78%	$12,350

At December 31, 2012, advances from the FHLB totaling $5.0 million carried a put option whereby the FHLB will automatically convert the fixed rate advance to a variable rate should the market interest rate exceed a pre-determined strike rate.

Advances from FHLB outstanding at December 31, 2012 totaling $5.1 million will mature in 2013.

The advances are secured under a blanket collateral agreement. At December 31, 2012, the carrying value of residential mortgage loans and a mutual fund investment pledged as security for the advances was $77.5 million and $1.6 million, respectively.

(11)	LEASE COMMITMENTS

During 2010, the Bank extended a noncancelable lease agreement for branch office space which expires in 2015.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

The future minimum rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 2012 for each of the next five years and in the aggregate are as follows:

Year ending December 31:	(In thousands)
2013	$15
2014	15
2015	4
2016	0
2017 and thereafter	0

Total	$34

Total rental expense for all operating leases for each of the years ended December 31, 2012 and 2011 was $25,000.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12)	INCOME TAXES

The components of income tax expense were as follows:

(In thousands)	2012	2011
Current	$2,037	$1,270
Deferred	(478)	273

Totals	$1,559	$1,543

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2012	2011
Provision at federal statutory tax rate	$1,868	$1,880
State income tax-net of federal tax benefit	102	114
Tax-exempt interest income	(353)	(364)
Increase in cash value of life insurance	(62)	(69)
Other	4	(18)

Totals	$1,559	$1,543

Effective tax rate	28.4%	27.9%

Significant components of the deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

(In thousands)	2012	2011
Deferred tax assets (liabilities):
Deferred compensation plans	$112	$123
Allowance for loan losses	1,645	1,493
Accrued early retirement	189	0
Other	92	33

Deferred tax assets	2,038	1,649

Depreciation	(580)	(637)
Deferred loan fees and costs	(54)	(75)
FHLB stock dividends	(101)	(101)
Unrealized gain on securities available for sale	(959)	(906)
Acquisition purchase accounting adjustments	0	(11)

Deferred tax liabilities	(1,694)	(1,730)

Net deferred tax asset (liability)	$344	$(81)

At December 31, 2012 and 2011, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2009 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2012 and 2011 include approximately $1.0 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2012 and 2011.

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

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $332,000 and $336,000 to the plan for the years ended December 31, 2012 and 2011, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2012 and 2011 as all shares were allocated during 2008.

At December 31, 2012, the ESOP trust holds 63,133 shares of Company stock, including shares acquired on the open market, all of which have been allocated to participant accounts.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1999 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. Deferred compensation expense for this plan was $13,000 and $17,000 for the years ended December 31, 2012 and 2011, respectively.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1995 and 2036. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $18,000 for each of the years ended December 31, 2012 and 2011.

(15)	STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below. No compensation cost was charged against income for those plans for 2012 or 2011. No income tax benefit was realized in 2012 or 2011 for stock options exercised.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

The fair market value of stock options granted was estimated at the date of grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the years ended December 31, 2012 and 2011.

There were no stock options outstanding at December 31, 2012 or 2011 and no stock options were exercised during 2012 and 2011.

No compensation expense was recognized for the years ended December 31, 2012 and 2011, respectively, related to the stock option plans. At December 31, 2012, there was no remaining unrecognized compensation expense related to nonvested stock options.

2009 Equity Incentive Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the Plan). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone or in addition to or, in tandem with, any other award granted under the Plan. As of December 31, 2012, no awards had been granted under the Plan.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

Commitments under outstanding standby letters of credit totaled $781,000 at December 31, 2012.

The following is a summary of the commitments to extend credit at December 31, 2012 and 2011:

(In thousands)	2012	2011
Loan commitments:
Fixed rate	$1,554	$1,113
Adjustable rate	11,640	1,366
Unused lines of credit on credit cards	2,981	2,942
Undisbursed commercial and personal lines of credit	17,413	15,748
Undisbursed portion of construction loans in process	4,306	4,768
Undisbursed portion of home equity lines of credit	18,086	16,685

Total commitments to extend credit	$55,980	$42,622

(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2012 or 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts and ratios are also presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk weighted assets)	$49,347	15.60%	$25,307	8.00%	$31,634	10.00%
Tier I capital (to risk weighted assets)	$45,383	14.35%	N/A		$18,980	6.00%
Tier I capital (to adjusted total assets)	$45,383	10.00%	$18,149	4.00%	$22,686	5.00%
Tangible capital (to adjusted total assets)	$45,383	10.00%	$6,806	1.50%	N/A
As of December 31, 2011:
Total capital (to risk weighted assets)	$46,018	17.05%	$21,597	8.00%	$26,996	10.00%
Tier I capital (to risk weighted assets)	$43,494	16.11%	N/A		$16,197	6.00%
Tier I capital (to adjusted total assets)	$43,494	10.06%	$17,302	4.00%	$21,627	5.00%
Tangible capital (to adjusted total assets)	$43,494	10.06%	$6,488	1.50%	N/A

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments at December 31, 2012 and 2011:

			Fair Value Measurements Using
(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2012:
Financial assets:
Cash and cash equivalents	$23,211	$23,211	$23,211	$0	$0
Securities available for sale	122,973	122,973	4,237	118,736	0
Securities held to maturity	12	12	0	12	0
Loans held for sale	3,609	3,705	0	3,705	0
Loans, net	280,407	287,609	0	0	287,609
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,757	1,757	0	1,757	0
Financial liabilities:
Deposits	384,343	385,212	0	0	385,212
Retail repurchase agreements	14,092	14,092	0	14,092	0
Advances from FHLB	5,100	5,100	0	5,100	0
Accrued interest payable	290	290	0	290	0

December 31, 2011:
Financial assets:
Cash and cash equivalents	$18,923	$18,923	$18,923	$0	$0
Securities available for sale	111,440	111,440	5,388	106,052	0
Securities held to maturity	16	16	0	16	0
Loans held for sale	2,909	2,966	0	2,966	0
Loans, net	276,047	287,624	0	0	287,624
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,801	1,801	0	1,801	0
Financial liabilities:
Deposits	364,374	367,359	0	0	367,359
Retail repurchase agreements	9,125	9,125	0	9,125	0
Advances from FHLB	12,350	12,840	0	12,840	0
Accrued interest payable	413	413	0	413	0

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 16, and the fair value of these instruments is considered immaterial.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

Debt and Equity Securities

For marketable equity securities, the fair values are based on quoted market prices. For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FHLB stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable.

Loans

The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value. The fair value of loans held for sale is based on specific prices of underlying contracts for sale to investors.

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

Borrowed Funds

The carrying amount of retail repurchase agreements approximates its fair value. The fair value of advances from FHLB is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

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

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2012. The Company had no liabilities measured at fair value as of December 31, 2012.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2012:
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$23,206	$0	$23,206
Agency CMO	0	22,660	0	22,660
Agency notes and bonds	0	38,553	0	38,553
Municipal obligations	0	34,317	0	34,317
Mutual funds	4,237	0	0	4,237

Total securities available for sale	$4,237	$118,736	$0	$122,973

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,157	$2,157
Land	0	0	125	125
Construction	0	0	403	403
Commercial real estate	0	0	2,561	2,561
Commercial business	0	0	678	678
Home equity and second mortgage	0	0	7	7

Total impaired loans	$0	$0	$5,931	$5,931

Loans held for sale	$0	$3,609	$0	$3,609
Foreclosed real estate:
Residential real estate	$0	$0	$258	$258
Land	0	0	37	37

Total foreclosed real estate	$0	$0	$295	$295

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2011. The Company had no liabilities measured at fair value as of December 31, 2011.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2011:
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$12,220	$0	$12,220
Agency CMO	0	23,288	0	23,288
Privately-issued CMO	0	880	0	880
Agency notes and bonds	0	42,363	0	42,363
Municipal obligations	0	27,301	0	27,301
Mutual funds	5,388	0	0	5,388

Total securities available for sale	$5,388	$106,052	$0	$111,440

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,098	$2,098
Land	0	0	5	5
Construction	0	0	247	247
Commercial real estate	0	0	2,314	2,314
Commercial business	0	0	992	992
Home equity and second mortgage	0	0	87	87

Total impaired loans	$0	$0	$5,743	$5,743

Loans held for sale	$0	$2,909	$0	$2,909
Foreclosed real estate:
Residential real estate	$0	$0	$453	$453
Commercial real estate	0	0	35	35
Home equity and second mortgage	0	0	173	173

Total foreclosed real estate	$0	$0	$661	$661

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

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2012 and 2011, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 10% to 20% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 15%. The Company recognized provisions for loan losses of $185,000 and $182,000 for the years ended December 31, 2012 and 2011, respectively, for impaired loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy.

Foreclosed Real Estate. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value ranging from 10% to 48% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the property ranging from 10% to 15%. The Company did not recognize any charges to write down foreclosed real estate to fair value for the years ended December 31, 2012 and 2011.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2012 and 2011. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2012 and 2011. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2012 and 2011.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION (In thousands)

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
	As of December 31,
	2012	2011
Assets:
Cash and cash equivalents	$236	$278
Other assets	120	139
Investment in subsidiaries	52,473	50,525

	$52,829	$50,942

Liabilities and Equity:
Accrued expenses	$5	$0
Stockholders’ equity	52,824	50,942

	$52,829	$50,942

Statements of Income
	Years Ended December 31,
	2012	2011
Interest income	$0	$1
Dividend income	2,206	2,207
Other operating expenses	(228)	(222)

Income before income taxes and equity in undistributed net income of subsidiaries	1,978	1,986
Income tax benefit	87	71

Income before equity in undistributed net income of subsidiaries	2,065	2,057
Equity in undistributed net income of subsidiaries	1,857	1,915

Net income	$3,922	$3,972

Statements of Cash Flows
	Years Ended December 31,
	2012	2011
Operating Activities:
Net income	$3,922	$3,972
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,857)	(1,915)
Net change in other assets and liabilities	24	(4)

Net cash provided by operating activities	2,089	2,053

Financing Activities:
Exercise of stock options	0	0
Purchase of treasury stock	(14)	(27)
Cash dividends paid	(2,117)	(2,117)

Net cash used in financing activities	(2,131)	(2,144)

Net decrease in cash and cash equivalents	(42)	(91)
Cash and cash equivalents at beginning of year	278	369

Cash and cash equivalents at end of year	$236	$278

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	Years Ended December 31,
	2012	2011
(In thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$3,922	$3,972

Shares:
Weighted average common shares outstanding	2,785,286	2,786,410

Net income per common share attributable to First Capital, Inc., basic and diluted	$1.41	$1.43

(24)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2012	2011
Cash payments for:
Interest	$2,587	$3,995
Income taxes	1,531	1,601
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$841	$1,256
Proceeds from sales of foreclosed real estate financed through loans	181	267

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2012
Interest income	$4,721	$4,676	$4,722	$4,681
Interest expense	703	650	575	537

Net interest income	4,018	4,026	4,147	4,144
Provision for loan losses	475	300	350	400

Net interest income after provision for loan losses	3,543	3,726	3,797	3,744
Noninterest income	1,075	1,100	1,126	1,236
Noninterest expenses	3,333	3,360	3,983	3,177

Income before income taxes	1,285	1,466	940	1,803
Income tax expense	363	427	218	551

Net income	922	1,039	722	1,252
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3

Net income attributable to First Capital, Inc.	$919	$1,035	$719	$1,249

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.33	$0.37	$0.26	$0.45

Diluted	$0.33	$0.37	$0.26	$0.45

2011
Interest income	$5,099	$5,150	$5,101	$4,923
Interest expense	1,052	1,006	897	805

Net interest income	4,047	4,144	4,204	4,118
Provision for loan losses	500	425	400	500

Net interest income after provision for loan losses	3,547	3,719	3,804	3,618
Noninterest income	923	955	1,074	1,099
Noninterest expenses	3,252	3,371	3,331	3,257

Income before income taxes	1,218	1,303	1,547	1,460
Income tax expense	319	358	451	415

Net income	899	945	1,096	1,045
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3

Net income attributable to First Capital, Inc.	$896	$941	$1,093	$1,042

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.32	$0.34	$0.39	$0.38

Diluted	$0.32	$0.34	$0.39	$0.38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 27, 2013	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod William W. Harrod	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2013

/s/ Gerald L. Uhl Gerald L. Uhl	Chairman	March 27, 2013

/s/ Michael C. Frederick Michael C. Frederick	Senior Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)	March 27, 2013

/s/ Samuel E. Uhl Samuel E. Uhl	Director	March 27, 2013

/s/ Mark D. Shireman Mark D. Shireman	Director	March 27, 2013

/s/ Dennis L. Huber Dennis L. Huber	Director	March 27, 2013

/s/ Kenneth R. Saulman Kenneth R. Saulman	Director	March 27, 2013

/s/ Michael L. Shireman Michael L. Shireman	Director	March 27, 2013

/s/ Kathryn W. Ernstberger Kathryn W. Ernstberger	Director	March 27, 2013

/s/ William I. Orwick, Sr. William I. Orwick, Sr.	Director	March 27, 2013

/s/ Carolyn E. Wallace Carolyn E. Wallace	Director	March 27, 2013

/s/ Pamela G. Kraft Pamela G. Kraft	Director	March 27, 2013

/s/ Christopher L. Byrd Christopher L. Byrd	Director	March 27, 2013