Form 10-Q
period 2013-03-31
FIRST CAPITAL INC
filed 2013-05-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,784,997 shares of common stock were outstanding as of April 30, 2013.

FIRST CAPITAL, INC.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and due from banks	$7,923	$11,277
Interest bearing deposits with banks	2,703	1,975
Federal funds sold	18,412	9,959

Total cash and cash equivalents	29,038	23,211
Securities available for sale, at fair value	116,586	122,973
Securities-held to maturity	11	12
Loans, net	275,674	280,407
Loans held for sale	4,918	3,609
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	557	295
Premises and equipment	10,700	10,757
Accrued interest receivable	1,722	1,757
Cash value of life insurance	6,214	6,172
Goodwill	5,386	5,386
Other assets	1,991	1,733

Total Assets	$455,617	$459,132

LIABILITIES
Deposits:
Noninterest-bearing	$57,693	$56,715
Interest-bearing	326,228	327,628

Total deposits	383,921	384,343
Retail repurchase agreements	10,579	14,092
Advances from Federal Home Loan Bank	5,100	5,100
Accrued interest payable	260	290
Accrued expenses and other liabilities	2,489	2,371

Total liabilities	402,349	406,196

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,416 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	34,738	34,101
Accumulated other comprehensive income	1,396	1,704
Less treasury stock, at cost - 379,419 shares	(7,326)	(7,326)

Total First Capital, Inc. stockholders’ equity	53,153	52,824

Noncontrolling interest in subsidiary	115	112

Total equity	53,268	52,936

Total Liabilities and Equity	$455,617	$459,132

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,924	$4,023
Securities:
Taxable	348	434
Tax-exempt	267	233
Federal Home Loan Bank dividends	25	23
Federal funds sold and interest bearing deposits with banks	12	8

Total interest income	4,576	4,721

INTEREST EXPENSE
Deposits	404	586
Retail repurchase agreements	8	12
Advances from Federal Home Loan Bank	46	105

Total interest expense	458	703

Net interest income	4,118	4,018
Provision for loan losses	250	475

Net interest income after provision for loan losses	3,868	3,543

NONINTEREST INCOME
Service charges on deposit accounts	721	687
Commission income	119	44
Gain on sale of securities	21	0
Other than temporary impairment loss on securities	0	0
Gain on sale of loans	223	258
Mortgage brokerage fees	11	13
Increase in cash value of life insurance	42	48
Other income	25	25

Total noninterest income	1,162	1,075

NONINTEREST EXPENSE
Compensation and benefits	1,751	1,886
Occupancy and equipment	321	306
Data processing	346	324
Professional fees	168	153
Advertising	38	47
Other expenses	698	617

Total noninterest expense	3,322	3,333

Income before income taxes	1,708	1,285
Income tax expense	511	363

Net Income	1,197	922
Less: net income attributable to the noncontrolling interest in subsidiary	3	3

Net Income Attributable to First Capital, Inc.	$1,194	$919

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.43	$0.33

Diluted	$0.43	$0.33

Dividends per share on common shares	$0.20	$0.19

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net Income	$1,197	$922
OTHER COMPREHENSIVE LOSS
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(488)	(564)
Income tax benefit	193	224

Net of tax amount	(295)	(340)

Less: reclassification adjustment for realized gains included in net income	(21)	—
Income tax expense	8	—

Net of tax amount	(13)	—

Other Comprehensive Loss, net of tax	(308)	(340)

Comprehensive Income	889	582
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$886	$579

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2012	$32	$24,313	$32,297	$1,612	$(7,312)	$111	$51,053
Net income	0	0	919	0	0	3	922
Other comprehensive loss	0	0	0	(340)	0	0	(340)
Cash dividends	0	0	(530)	0	0	0	(530)

Balances at March 31, 2012	$32	$24,313	$32,686	$1,272	$(7,312)	$114	$51,105

Balances at January 1, 2013	$32	$24,313	$34,101	$1,704	$(7,326)	$112	$52,936
Net income	0	0	1,194	0	0	3	1,197
Other comprehensive loss	0	0	0	(308)	0	0	(308)
Cash dividends	0	0	(557)	0	0	0	(557)

Balances at March 31, 2013	$32	$24,313	$34,738	$1,396	$(7,326)	$115	$53,268

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,197	$922
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	245	239
Depreciation and amortization expense	176	208
Deferred income taxes	110	48
Increase in cash value of life insurance	(42)	(48)
Gain on sale of securities	(21)	0
Provision for loan losses	250	475
Proceeds from sales of loans	12,040	10,125
Loans originated for sale	(13,126)	(8,651)
Gain on sale of loans	(223)	(258)
Decrease in accrued interest receivable	35	74
Increase (decrease) in accrued interest payable	(30)	6
Net change in other assets/liabilities	(78)	323

Net Cash Provided By Operating Activities	533	3,463

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(6,021)	(16,516)
Proceeds from maturities of securities available for sale	8,164	13,547
Proceeds from sales of securities available for sale	246	1,004
Principal collected on mortgage-backed obligations	3,295	3,997
Net decrease in loans receivable	4,195	3,358
Proceeds from sale of foreclosed real estate	26	395
Purchase of premises and equipment	(119)	(90)

Net Cash Provided By Investing Activities	9,786	5,695

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(422)	4,070
Net decrease in advances from Federal Home Loan Bank	—	(1,425)
Net decrease in retail repurchase agreements	(3,513)	(30)
Dividends paid	(557)	(530)

Net Cash Provided By (Used In) Financing Activities	(4,492)	2,085

Net Increase in Cash and Cash Equivalents	5,827	11,243
Cash and cash equivalents at beginning of period	23,211	18,923

Cash and Cash Equivalents at End of Period	$29,038	$30,166

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At March 31, 2013, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2013 and December 31, 2012 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Securities available for sale:
Agency mortgage-backed securities	$21,258	$393	$22	$21,629
Agency CMO	22,275	238	4	22,509
Other debt securities:
Agency notes and bonds	34,118	252	4	34,366
Municipal obligations	32,425	1,537	221	33,741

Subtotal - debt securities	110,076	2,420	251	112,245

Mutual funds	4,325	28	12	4,341

Total securities available for sale	$114,401	$2,448	$263	$116,586

Securities held to maturity:
Agency mortgage-backed securities	$11	$0	$0	$11

Total securities held to maturity	$11	$0	$0	$11

December 31, 2012
Securities available for sale:
Agency mortgage-backed securities	$22,762	$456	$12	$23,206
Agency CMO	22,458	225	23	22,660
Other debt securities:
Agency notes and bonds	38,273	290	10	38,553
Municipal obligations	32,605	1,800	88	34,317

Subtotal - debt securities	116,098	2,771	133	118,736

Mutual funds	4,213	40	16	4,237

Total securities available for sale	$120,311	$2,811	$149	$122,973

Securities held to maturity:
Agency mortgage-backed securities	$12	$0	$0	$12

Total securities held to maturity	$12	$0	$0	$12

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

The amortized cost and fair value of debt securities as of March 31, 2013, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$55	$55	$0	$0
Due after one year through five years	8,144	8,249	0	0
Due after five years through ten years	19,152	19,634
Due after ten years	39,192	40,169	0	0

	66,543	68,107	0	0
Mortgage-backed securities and CMO	43,533	44,138	11	11

	$110,076	$112,245	$11	$11

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2013, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
Continuous loss position less than twelve months:
Agency notes and bonds	2	$1,967	$4
Agency CMO	4	4,217	4
Agency mortgage-backed securities	4	4,813	22
Muncipal obligations	21	9,250	221

Total less than twelve months	31	20,247	251

Continuous loss position more than twelve months:
Mutual fund	1	389	12

Total more than twelve months	1	389	12

Total securities available for sale	32	$20,636	$263

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

At March 31, 2013, the 31 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.2% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three months ended March 31, 2013, the Company realized gross gains on sales of available for sale municipal securities of $21,000. The Company did not sell any available for sale securities during the three months ended March 31, 2012.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At March 31, 2013, the Company had nine loans on which partial charge-offs of $473,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of March 31, 2013 and December 31, 2012, as well as a discussion of changes in management’s allowance for loan losses methodology from 2012 to 2013.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at March 31, 2013:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$105,344	$9,395	$11,777	$69,400	$18,333	$35,202	$30,795	$280,246
Accrued interest receivable	405	40	49	190	49	129	148	1,010
Net deferred loan origination fees and costs	53	2	(11)	(22)	(9)	207	0	220

Recorded investment in loans	$105,802	$9,437	$11,815	$69,568	$18,373	$35,538	$30,943	$281,476

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,974	$130	$260	$1,406	$1,776	$274	$0	$5,820
Collectively evaluated for impairment	103,828	9,307	11,555	68,162	16,597	35,264	30,943	275,656
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$105,802	$9,437	$11,815	$69,568	$18,373	$35,538	$30,943	$281,476

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at December 31, 2012:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2013 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$143	$6	$0	$258	$1,065	$25	$0	$1,497
Collectively evaluated for impairment	797	63	50	1,033	161	861	330	3,295
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$940	$69	$50	$1,291	$1,226	$886	$330	$4,792

An analysis of the allowance for loan losses as of December 31, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$213	$0	$0	$275	$1,098	$66	$0	$1,652
Collectively evaluated for impairment	709	71	0	1,035	125	853	291	3,084
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2013 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736
Provisions for loan losses	213	(2)	50	(33)	(46)	(33)	101	250
Charge-offs	(198)	0	0	0	0	(14)	(105)	(317)
Recoveries	3	0	0	14	49	14	43	123

Ending balance	$940	$69	$50	$1,291	$1,226	$886	$330	$4,792

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182
Provisions for loan losses	498	10	2	(345)	12	361	(63)	475
Charge-offs	(276)	(4)	0	0	0	(114)	(91)	(485)
Recoveries	10	0	0	0	3	4	39	56

Ending balance	$1,060	$99	$35	$924	$1,175	$651	$284	$4,228

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

During the quarter ended March 31, 2013, management increased the overall qualitative factor for each portfolio segment from 1.15 times Company’s historical loss factors to 1.18 times the Company’s historical loss factors. The increase in the overall qualitative factor was based on management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At March 31, 2013 and December 31, 2012, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at March 31, 2013 and December 31, 2012.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at March 31, 2013 and December 31, 2012.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management has increased its risk factor from 1.20 at December 31, 2012 to 1.30 at March 31, 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 and 1.15 at March 31, 2013 and December 31, 2012, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $483,000 and $419,000 at March 31, 2013 and December 31, 2012, respectively. The effect of the increase in the overall qualitative factor from 1.15 at December 31, 2012 to 1.18 at March 31, 2013 was to increase the estimated allowance for loan losses by approximately $74,000.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $648,000 and $664,000 at March 31, 2013 and December 31, 2012, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of March 31, 2013 and for the three months ended March 31, 2013 and 2012:

	At March 31, 2013			Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,365	$1,732	$0	$1,396	$2	$1	$1,254	$1	$1
Land	124	129	0	125	0	0	23	0	0
Construction	260	272	0	332	0	0	257	0	0
Commercial real estate	72	73	0	804	0	0	1,233	0	0
Commercial business	0	0	0	0	0	0	0	0	0
Home Equity/2nd mortgage	242	242	0	121	1	0	86	1	0
Other consumer	0	0	0	0	0	0	0	0	0

	2,063	2,448	0	2,778	3	1	2,853	2	1

Loans with an allowance recorded:
Residential	609	684	143	776	0	0	921	0	0
Land	6	6	6	3	0	0	0	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	1,334	1,453	258	1,318	0	0	1,574	0	0
Commercial business	1,776	1,909	1,065	1,776	0	0	1,928	0	0
Home Equity/2nd mortgage	32	32	25	53	0	0	94	0	1
Other consumer	0	0	0	0	0	0	0	0	0

	3,757	4,084	1,497	3,926	0	0	4,517	0	1

Total:
Residential	1,974	2,416	143	2,172	2	1	2,175	1	1
Land	130	135	6	128	0	0	23	0	0
Construction	260	272	0	332	0	0	257	0	0
Commercial real estate	1,406	1,526	258	2,122	0	0	2,807	0	0
Commercial business	1,776	1,909	1,065	1,776	0	0	1,928	0	0
Home Equity/2nd mortgage	274	274	25	174	1	0	180	1	1
Other consumer	0	0	0	0	0	0	0	0	0

	$5,820	$6,532	$1,497	$6,704	$3	$1	$7,370	$2	$2

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans by class of loans as of December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,427	$1,760	$0
Land	125	126	0
Construction	403	413	0
Commercial real estate	1,535	1,944	0
Commercial business	0	0	0
HE/2nd mortgage	0	0	0
Other consumer	0	0	0

	3,490	4,243	0

Loans with an allowance recorded:
Residential	943	1,020	213
Land	0	0	0
Construction	0	0	0
Commercial real estate	1,301	1,394	275
Commercial business	1,776	1,909	1,098
HE/2nd mortgage	73	73	66
Other consumer	0	0	0

	4,093	4,396	1,652

Total:
Residential	2,370	2,780	213
Land	125	126	0
Construction	403	413	0
Commercial real estate	2,836	3,338	275
Commercial business	1,776	1,909	1,098
Home Equity/2nd mortgage	73	73	66
Other consumer	0	0	0

	$7,583	$8,639	$1,652

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans by class of loans at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential	$1,974	$219	$2,193	$2,370	$215	$2,585
Land	130	11	141	125	0	125
Construction	260	0	260	403	0	403
Commercial real estate	1,406	0	1,406	2,836	0	2,836
Commercial business	1,776	0	1,776	1,776	0	1,776
Home Equity/2nd mortgage	274	53	327	73	56	129
Other consumer	0	9	9	0	18	18

Total	$5,820	$292	$6,112	$7,583	$289	$7,872

The following table presents the aging of the recorded investment loans by class of loans at March 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential	$3,989	$347	$1,587	$5,923	$99,879	$105,802
Land	187	135	136	458	8,979	9,437
Construction	0	0	111	111	11,704	11,815
Commercial real estate	178	334	125	637	68,931	69,568
Commercial business	237	0	0	237	18,136	18,373
Home Equity/2nd mortgage	411	0	263	674	34,864	35,538
Other consumer	287	26	9	322	30,621	30,943

Total	$5,289	$842	$2,231	$8,362	$273,114	$281,476

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans by class of loans at December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential	$4,085	$871	$1,644	$6,600	$102,003	$108,603
Land	343	0	119	462	9,195	9,657
Construction	171	0	113	284	11,479	11,763
Commercial real estate	360	0	335	695	68,207	68,902
Commercial business	36	0	0	36	18,619	18,655
Home Equity/2nd mortgage	1,206	102	97	1,405	35,881	37,286
Other consumer	510	30	18	558	30,812	31,370

Total	$6,711	$1,003	$2,326	$10,040	$276,196	$286,236

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

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance on the institution’s books as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the described process are considered to be pass rated loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category and class of loans as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2013
Pass	$100,748	$6,916	$11,306	$65,293	$15,236	$34,489	$30,921	$264,909
Special Mention	879	115	249	1,097	903	515	14	3,772
Substandard	2,201	2,276	0	1,772	458	260	8	6,975
Doubtful	1,974	130	260	1,406	1,776	274	0	5,820
Loss	0	0	0	0	0	0	0	0

Ending balance	$105,802	$9,437	$11,815	$69,568	$18,373	$35,538	$30,943	$281,476

December 31, 2012
Pass	$102,618	$7,220	$11,244	$63,095	$15,026	$36,035	$31,302	$266,540
Special Mention	958	17	116	1,018	1,354	553	25	4,041
Substandard	2,657	2,295	0	1,953	499	625	43	8,072
Doubtful	2,370	125	403	2,836	1,776	73	0	7,583
Loss	0	0	0	0	0	0	0	0

Ending balance	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by class of loan and accrual status as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$198	$362	$560	$57	$180	$588	$768	$87
Land	0	0	0	0	0	0	0	0
Construction	0	111	111	0	0	170	170	0
Commercial real estate	1,218	334	1,552	83	0	1,534	1,534	83
Commercial business	0	1,776	1,776	1,065	0	1,776	1,776	1,098
Home equity and 2nd mortgage	41	31	72	25	41	31	72	25
Consumer	0	0	0	0	0	0	0	0

Total	$1,457	$2,614	$4,071	$1,230	$221	$4,099	$4,320	$1,293

At March 31, 2013 and December 31, 2012, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs that were restructured during the three months ended March 31, 2013. The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings:
Residential real estate	1	$88	$88
Home equity & 2nd mortgage	1	25	25
Construction	0	0	0
Commercial real estate	0	0	0
Commercial business	0	0	0
Construction	0	0	0
Consumer	0	0	0

Total	2	$113	$113

For the TDRs listed above, the terms of modification included temporary interest-only payment periods, reduction of the stated interest rate and the deferral of past due principal and interest until maturity, or the consolidation of outstanding loans at a reduced interest rate. There were no principal charge-offs recorded as a result of TDRs during the three months ended March 31, 2012 and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2012.

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2013 and 2012. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$1,194	$919

Shares:
Weighted average common shares outstanding	2,784,997	2,785,693

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.43	$0.33

5.	Stock Option Plan

For the three month periods ended March 31, 2013 and 2012, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At March 31, 2013, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash payments for:
Interest	$488	$696
Taxes	159	0
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	352	358

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and December 31, 2012. The Company had no liabilities measured at fair value as of March 31, 2013 or December 31, 2012.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$21,629	$0	$21,629
Agency CMO	0	22,509	0	22,509
Agency notes and bonds	0	34,366	0	34,366
Municipal obligations	0	33,741	0	33,741
Mutual funds	4,341	0	0	4,341

Total securities available for sale	$4,341	$112,245	$0	$116,586

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,831	$1,831
Land	0	0	124	124
Construction	0	0	260	260
Commercial real estate	0	0	1,148	1,148
Commercial business	0	0	711	711
Home equity and second mortgage	0	0	249	249

Total impaired loans	$0	$0	$4,323	$4,323

Loans held for sale	$0	$4,918	$0	$4,918
Foreclosed real estate:
Residential real estate	$0	$0	$520	$520
Land	0	0	37	37

Total foreclosed real estate	$0	$0	$557	$557

December 31, 2012
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$23,206	$0	$23,206
Agency CMO	0	22,660	0	22,660
Agency notes and bonds	0	38,553	0	38,553
Municipal obligations	0	34,317	0	34,317
Mutual funds	4,237	0	0	4,237

Total securities available for sale	$4,237	$118,736	$0	$122,973

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,157	$2,157
Land	0	0	125	125
Construction	0	0	403	403
Commercial real estate	0	0	2,561	2,561
Commercial business	0	0	678	678
Home equity and second mortgage	0	0	7	7

Total impaired loans	$0	$0	$5,931	$5,931

Loans held for sale	$0	$3,609	$0	$3,609
Foreclosed real estate:
Residential real estate	$0	$0	$258	$258
Land	0	0	37	37

Total foreclosed real estate	$0	$0	$295	$295

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2013 and December 31, 2012, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 10% to 20% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 15%. The Company recognized provisions for loan losses of $45,000 for the three months ended March 31, 2013 for impaired loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors. These measurements are classified as Level 2.

Foreclosed Real Estate. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2013, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value ranging from 10% to 48% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the property ranging from 10% to 15%. The Company recognized charges of $32,000 to write down foreclosed real estate to fair value for the three months ended March 31, 2013.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three months ended March 31, 2013. There were no transfers into or out of the Company’s Level 3 financial assets for the three months ended March 31, 2013. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2013.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3
March 31, 2013:
Financial assets:
Cash and cash equivalents	$29,038	$29,038	$29,038	$0	$0
Securities available for sale	116,586	116,586	4,341	112,245	0
Securities held to maturity	11	11	0	11	0
Loans held for sale	4,918	5,008	0	5,008	0
Loans, net	275,674	279,996	0	0	279,996
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,722	1,722	0	1,722	0
Financial liabilities:
Deposits	383,921	384,656	0	0	384,656
Retail repurchase agreements	10,579	10,579	0	10,579	0
Advances from FHLB	5,100	5,100	0	5,100	0
Accrued interest payable	260	260	0	260	0
December 31, 2012:
Financial assets:
Cash and cash equivalents	$23,211	$23,211	$23,211	$0	$0
Securities available for sale	122,973	122,973	4,237	118,736	0
Securities held to maturity	12	12	0	12	0
Loans held for sale	3,609	3,705	0	3,705	0
Loans, net	280,407	287,609	0	0	287,609
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,757	1,757	0	1,757	0
Financial liabilities:
Deposits	384,343	385,212	0	0	385,212
Retail repurchase agreements	14,092	14,092	0	14,092	0
Advances from FHLB	5,100	5,100	0	5,100	0
Accrued interest payable	290	290	0	290	0

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210). The update requires an entity to disclose information about offsetting and related arrangements to enable users of the financial statements to understand the effect of netting arrangements on the entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01 to clarify that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting agreement or similar agreement. The amendments in the updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with disclosures required by the amendments provided retrospectively for all comparative periods presented. The adoption of these updates did not have a material impact on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The update indicates that when a reporting entity initially recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in the update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, and should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption. Early adoption is permitted. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments in the update are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Condition

Total assets decreased from $459.1 million at December 31, 2012 to $455.6 million at March 31, 2013, a decrease of 0.8%.

Net loans receivable (excluding loans held for sale) decreased $4.7 million from $280.4 million at December 31, 2012 to $275.7 million at March 31, 2013. Residential mortgage loans decreased $2.8 million during the three months ended March 31, 2013 primarily due to loan payoffs that have not been replaced by new originations for the Bank’s portfolio as the Bank has continued to sell fixed rate residential mortgage loans in the secondary market. Home equity loans and second mortgages also declined by $1.8 million during the three months ended March 31, 2013 while commercial real estate loans increased by $669,000 during the same period.

Securities available for sale decreased $6.4 million from $123.0 million at December 31, 2012 to $116.6 million at March 31, 2013. Purchases of $6.0 million of securities classified as available for sale were made during the three months ended March 31, 2013 and consisted primarily of U.S. government agency notes and bonds, municipal securities and CMOs. Maturities and principal repayments of available for sale securities totaled $8.2 million and $3.2, respectively, during the three months ended March 31, 2013.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $23.2 million at December 31, 2012 to $29.0 million at March 31, 2013, primarily due to an increase of $8.5 million in federal funds sold.

Total deposits decreased 0.1% from $384.3 million at December 31, 2012 to $383.9 million at March 31, 2013. Time accounts decreased $5.1 million during the three months ended March 31, 2013, primarily due to customers not wanting to lock in to longer terms in the current low-rate environment. Interest-bearing checking and savings accounts increased by $4.0 million during the period due to a combination of growth in existing accounts and new accounts.

Federal Home Loan Bank borrowings remained at $5.1 million at both December 31, 2012 and March 31, 2013. The entire amount of FHLB borrowings will reach maturity during 2013.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $14.1 million at December 31, 2012 to $10.6 million at March 31, 2013 due to normal balance fluctuation.

Total stockholders’ equity attributable to the Company increased from $52.8 million at December 31, 2012 to $53.2 million at March 31, 2013 primarily due to retained net income of $637,000, offset by a decrease of $308,000 in the net unrealized gain on securities available for sale.

Results of Operations

Net Income for the three-month periods ended March 31, 2013 and 2012. Net income attributable to the Company was $1.2 million ($0.43 per share diluted) for the three months ended March 31, 2013 compared to $919,000 ($0.33 per share diluted) for the same period in 2012. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income.

Net interest income for the three-month periods ended March 31, 2013 and 2012. Net interest income increased $100,000 for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in the average balance of interest-earning assets.

Total interest income decreased $145,000 for the three months ended March 31, 2013 compared to the same period in 2012. For the quarter ended March 31, 2013, the average balance of interest-earning assets and their tax-equivalent yield were $422.4 million and 4.48%, respectively. During the same period in 2012, the average balance of those assets was $400.0 million and the tax-equivalent yield was 4.85%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels. The increase in the average balance of interest-earning assets was split between investment securities and loans receivable as those increased $10.1 million and $9.0 million, respectively, when comparing the two periods.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $245,000 for the three months ended March 31, 2013 compared to the same period in 2012. The average rate paid on interest-bearing liabilities decreased from 0.84% for the quarter ended March 31, 2012 to 0.53% for the same period in 2013. The average balance of interest-bearing liabilities increased from $333.1 million for 2012 to $343.8 million for 2013 primarily due to an increase of $26.0 million in the average balance of savings and interest-bearing demand deposits partially offset by a $12.2 million decrease in the average balance of time accounts. As a result, the tax-equivalent interest rate spread decreased from 4.01% for the three-month period ended March 31, 2012 to 3.95% for the same period in 2013.

Provision for loan losses. The provision for loan losses decreased from $475,000 for the three-month period ended March 31, 2012 to $250,000 for the same period in 2013. Net charge offs amounted to $194,000 and $429,000 for the three-month periods ended March 31, 2013 and 2012, respectively. During the three-month period ended March 31, 2013, gross loans receivable decreased $4.7 million. As stated earlier in this report, residential mortgage loans and home equity loans and second mortgages decreased $2.8 million and $1.8 million, respectively, during the three months ended March 31, 2013. The decrease in the provision reflects the decrease in overall loan balances partially offset by continued efforts to offset current period charge-offs and to provide for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

The allowance for loan losses was $4.8 million at March 31, 2013 and $4.7 million at December 31, 2012. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At March 31, 2013, nonperforming loans amounted to $6.1 million compared to $7.9 million at December 31, 2012. Included in nonperforming loans are loans over 90 days past due and still accruing interest which are secured by residential mortgages of $219,000, home equity loans and second mortgages of $53,000, land loans of $11,000 and consumer loans of $9,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2013 and December 31, 2012, nonaccrual loans amounted to $5.8 million and $7.6 million, respectively.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2013 and 2012. Noninterest income for the quarter ended March 31, 2013 increased to $1.2 million compared to $1.1 million for the quarter ended March 31, 2012. Commission income and service charges on deposits increased $75,000 and $34,000, respectively, when comparing the two periods. These increases were partially offset by a decrease in gains on the sale of loans of $35,000 for 2013 compared to the prior year.

Noninterest expense for the three-month periods ended March 31, 2013 and 2012. Noninterest expense for the quarter ended March 31, 2013 decreased $11,000 compared to the quarter ended March 31, 2012. Compensation and benefits expenses decreased $135,000 primarily due to a pre-tax savings of $130,000 recognized as a result of the voluntary early retirement program which took effect on September 30, 2012. Other operating expenses increased $81,000 for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to a $47,000 increase in losses on ATM and debit cards. During the quarter ended March 31, 2013, the card processing system of a local business was compromised. The Bank reimbursed all of its customers for any fraudulent charges as a result of the breach, which resulted in losses totaling $54,000 during the quarter.

Income tax expense. Income tax expense for the three-month period ended March 31, 2013 was $511,000, compared to $363,000 for the same period in 2012. The effective tax rate increased from 28.2% for 2012 to 29.9% for 2013. The increase in the effective tax rate for 2013 compared to 2012 was primarily the result of a decrease in tax-exempt income as a percent of income before income taxes for 2013.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2013, the Bank had cash and cash equivalents of $29.0 million and securities available-for-sale with a fair value of $116.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2013, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.2%, 14.7% and 15.9%, respectively. The regulatory requirements at that date were 1.5%, 4.0% and 8.0%, respectively. At March 31, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $279,000 at March 31, 2013.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

For the three months ended March 31, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Qualitative Aspects of Market Risk. Market risk is the risk that the estimated fair value of the Company’s assets and liabilities will decline as a result of changes in interest rates or financial market volatility, or that the Company’s net income will be significantly reduced by interest rate changes.

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

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2013 and December 31, 2012 financial information:

	At March 31, 2013		At December 31, 2012
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)		(Dollars in thousands)
300bp	$154	0.91%	$112	0.70%
200bp	496	2.94	480	2.97
100bp	474	2.81	488	3.02
Static	0	0	0	0
(100)bp	(255)	(1.51)	(183)	(1.13)

At March 31, 2013 and December 31, 2012, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% and 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario in both periods. Furthermore, a rate increase of 3.00% would cause net interest income to increase, but by a lesser amount in both time periods. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.

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

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2013 and December 31, 2012 financial information:

	At March 31, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
300bp	$50,099	$(11,625)	(18.83)%	11.72%	(165	)bp
200bp	55,735	(5,989)	(9.70)	12.70	(67	)bp
100bp	59,706	(2,018)	(3.27)	13.27	(10	)bp
Static	61,724	0	0	13.37	0	bp
(100)bp	64,214	2,490	4.03	13.59	22	bp

	At December 31, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
300bp	$50,786	$(13,193)	(20.62)%	11.73%	(193	)bp
200bp	56,976	(7,003)	(10.95)	12.81	(85	)bp
100bp	61,694	(2,285)	(3.57)	13.51	(15	)bp
Static	63,979	0	0	13.66	0	bp
(100)bp	66,799	2,820	4.41	13.92	26	bp

The previous tables indicate that at March 31, 2013 and December 31, 2012, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

PART I—ITEM 4

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition or operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended March 31, 2013. The maximum number of shares that may yet be purchased under the plan is 189,582.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1*	Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)

10.2*	Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)

10.3*	Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (3)

10.4*	Employee Severance Compensation Plan (4)

10.5*	First Capital, Inc. 2009 Equity Incentive Plan (5)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(5)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC. (Registrant)

Dated May 13, 2013	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 13, 2013	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer