Form 10-Q
period 2013-06-30
FIRST CAPITAL INC
filed 2013-08-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,784,632 shares of common stock were outstanding as of July 31, 2013.

FIRST CAPITAL, INC.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012
	(In thousands)
ASSETS
Cash and due from banks	$9,889	$11,277
Interest bearing deposits with banks	2,227	1,975
Federal funds sold	21,584	9,959

Total cash and cash equivalents	33,700	23,211

Securities available for sale, at fair value	113,664	122,973
Securities-held to maturity	11	12
Loans, net	283,160	280,407
Loans held for sale	1,166	3,609
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	403	295
Premises and equipment	10,591	10,757
Accrued interest receivable	1,701	1,757
Cash value of life insurance	6,256	6,172
Goodwill	5,386	5,386
Other assets	1,719	1,733

Total Assets	$460,577	$459,132

LIABILITIES
Deposits:
Noninterest-bearing	$56,312	$56,715
Interest-bearing	333,301	327,628

Total deposits	389,613	384,343

Retail repurchase agreements	11,437	14,092
Advances from Federal Home Loan Bank	5,000	5,100
Accrued interest payable	244	290
Accrued expenses and other liabilities	1,782	2,371

Total liabilities	408,076	406,196

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,164,416 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	35,392	34,101
Accumulated other comprehensive income (loss)	(15)	1,704
Less treasury stock, at cost - 379,419 shares	(7,326)	(7,326)

Total First Capital, Inc. stockholders’ equity	52,396	52,824

Noncontrolling interest in subsidiary	105	112

Total equity	52,501	52,936

Total Liabilities and Equity	$460,577	$459,132

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$3,925	$3,985	$7,849	$8,008
Securities:
Taxable	315	421	663	855
Tax-exempt	267	230	534	463
Federal Home Loan Bank dividends	24	22	49	45
Federal funds sold and interest bearing deposits with banks	23	18	35	26

Total interest income	4,554	4,676	9,130	9,397
INTEREST EXPENSE
Deposits	386	539	790	1,125
Retail repurchase agreements	7	9	15	21
Advances from Federal Home Loan Bank	47	102	93	207

Total interest expense	440	650	898	1,353
Net interest income	4,114	4,026	8,232	8,044
Provision for loan losses	225	300	475	775

Net interest income after provision for loan losses	3,889	3,726	7,757	7,269
NON INTEREST INCOME
Service charges on deposit accounts	783	744	1,504	1,431
Commission income	76	36	195	80
Gain on sale of securities	0	0	21	0
Gain on sale of mortgage loans	258	247	481	505
Mortgage brokerage fees	6	6	17	19
Increase in cash surrender value of life insurance	42	47	84	95
Other income	23	20	48	45

Total non interest income	1,188	1,100	2,350	2,175

NON INTEREST EXPENSE
Compensation and benefits	1,724	1,814	3,475	3,700
Occupancy and equipment	278	305	599	611
Data processing	365	333	711	657
Professional fees	202	159	370	312
Advertising	71	65	109	112
Other operating expenses	666	684	1,364	1,301

Total non interest expense	3,306	3,360	6,628	6,693

Income before income taxes	1,771	1,466	3,479	2,751
Income tax expense	557	427	1,068	790

Net Income	$1,214	$1,039	$2,411	$1,961
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7

Net Income Attributable to First Capital, Inc.	$1,210	$1,035	$2,404	$1,954

Earnings per common share attributable to First Capital, Inc.
Basic	$0.43	$0.37	$0.86	$0.70

Diluted	$0.43	$0.37	$0.86	$0.70

Dividends per share	$0.20	$0.19	$0.40	$0.38

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Net Income	$1,214	$1,039	$2,411	$1,961

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(2,337)	642	(2,825)	78
Income tax (expense) benefit	926	(254)	1,119	(31)

Net of tax amount	(1,411)	388	(1,706)	47

Less: reclassification adjustment for realized gains included in net income	0	0	(21)	0
Income tax expense	0	0	8	0

Net of tax amount	0	0	(13)	0

Other Comprehensive Income (Loss), net of tax	(1,411)	388	(1,719)	47

Comprehensive Income (Loss)	(197)	1,427	692	2,008
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(201)	$1,423	$685	$2,001

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2012	$32	$24,313	$32,297	$1,612	$(7,312)	$111	$51,053

Net income	0	0	1,954	0	0	7	1,961

Other comprehensive income	0	0	0	47	0	0	47

Cash dividends	0	0	(1,059)	0	0	(13)	(1,072)

Purchase of treasury shares	0	0	0	0	(14)	0	(14)

Balances at June 30, 2012	$32	$24,313	$33,192	$1,659	$(7,326)	$105	$51,975

Balances at January 1, 2013	$32	$24,313	$34,101	$1,704	$(7,326)	$112	52,936

Net income	0	0	2,404	0	0	7	2,411

Other comprehensive loss	0	0	0	(1,719)	0	0	(1,719)

Stock options exercised	0	0	0	0	0	0	0

Purchase of treasury shares	0	0	0	0	0	0	0

Balances at June 30, 2013	$32	$24,313	$35,392	$(15)	$(7,326)	$105	$52,501

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,411	$1,961
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	491	484
Depreciation and amortization expense	355	401
Deferred income taxes	128	(153)
Increase in cash value of life insurance	(84)	(95)
Gain on sale of securities	(21)	0
Provision for loan losses	475	775
Proceeds from sales of loans	23,207	19,935
Loans originated for sale	(20,283)	(18,382)
Gain on sale of loans	(481)	(505)
Decrease in accrued interest receivable	56	107
Decrease in accrued interest payable	(46)	(67)
Net change in other assets/liabilities	285	469

Net Cash Provided By Operating Activities	6,493	4,930

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(19,922)	(44,978)
Proceeds from maturities of securities available for sale	18,850	22,280
Proceeds from sales of securities available for sale	246	1,004
Principal collected on mortgage-backed obligations	6,959	7,697
Net (increase) decrease in loans receivable	(3,493)	412
Proceeds from sale of foreclosed real estate	157	609
Purchase of premises and equipment	(189)	(258)

Net Cash Provided By (Used In) Investing Activities	2,608	(13,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,270	15,694
Net decrease in advances from Federal Home Loan Bank	(100)	(1,700)
Net increase (decrease) in retail repurchase agreements	(2,655)	143
Purchase of treasury stock	0	(14)
Dividends paid	(1,127)	(1,072)

Net Cash Provided By Financing Activities	1,388	13,051

Net Increase in Cash and Cash Equivalents	10,489	4,747
Cash and cash equivalents at beginning of period	23,211	18,923

Cash and Cash Equivalents at End of Period	$33,700	$23,670

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At June 30, 2013, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2013, and the results of operations for the three months and six months ended June 30, 2013 and 2012 and the cash flows for the six months ended June 30, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2013 and December 31, 2012 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2013
Securities available for sale:
Agency mortgage-backed securities	$19,709	$231	$236	$19,704
Agency CMO	23,806	150	166	23,790
Other debt securities:
Agency notes and bonds	33,760	121	298	33,583
Municipal obligations	33,828	980	795	34,013

Subtotal - debt securities	111,103	1,482	1,495	111,090

Mutual funds	2,605	0	31	2,574

Total securities available for sale	$113,708	$1,482	$1,526	$113,664

Securities held to maturity:
Agency mortgage-backed securities	$11	$0	$0	$11

Total securities held to maturity	$11	$0	$0	$11

December 31, 2012
Securities available for sale:
Agency mortgage-backed securities	$22,762	$456	$12	$23,206
Agency CMO	22,458	225	23	22,660
Other debt securities:
Agency notes and bonds	38,273	290	10	38,553
Municipal obligations	32,605	1,800	88	34,317

Subtotal - debt securities	116,098	2,771	133	118,736

Mutual funds	4,213	40	16	4,237

Total securities available for sale	$120,311	$2,811	$149	$122,973

Securities held to maturity:
Agency mortgage-backed securities	$12	$0	$0	$12

Total securities held to maturity	$12	$0	$0	$12

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

The amortized cost and fair value of debt securities as of June 30, 2013, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$55	$55	$0	$0
Due after one year through five years	8,099	8,131	0	0
Due after five years through ten years	27,759	27,869
Due after ten years	31,675	31,541	0	0

	67,588	67,596	0	0
Mortgage-backed securities and
CMO	43,515	43,494	11	11

	$111,103	$111,090	$11	$11

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2013, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	13	$14,925	$298
Agency CMO	10	10,643	166
Agency mortgage-backed securities	15	14,299	236
Municipal obligations	27	11,635	779
Mutual fund	1	1,528	15

Total less than twelve months	66	53,030	1,494

Continuous loss position more than twelve months:
Municipal obligations	1	254	16
Mutual fund	1	389	16

Total more than twelve months	2	643	32

Total securities available for sale	68	$53,673	$1,526

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

At June 30, 2013, the 66 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 2.8% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the six months ended June 30, 2013, the Company realized gross gains on sales of available for sale municipal securities of $21,000. The Company did not sell any available for sale securities during the three months ended June 30, 2013 or the six months ended June 30, 2012.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2013, the Company had ten loans on which partial charge-offs of $489,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of June 30, 2013 and December 31, 2012, as well as a discussion of changes in management’s allowance for loan losses methodology from 2012 to 2013.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Loans at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
(In thousands)	2013	2012

Real estate mortgage loans:
Residential	$107,773	$108,097
Land	10,155	9,607
Residential construction	14,823	12,753
Commercial real estate	70,306	68,731
Commercial real estate construction	3,135	3,299
Commercial business loans	21,395	18,612
Consumer loans:
Home equity and second mortgage loans	33,821	36,962
Automobile loans	23,113	21,922
Loans secured by savings accounts	1,042	770
Unsecured loans	3,134	3,191
Other consumer loans	4,933	5,303

Gross loans	293,630	289,247

Deferred loan origination fees, net	255	202
Undisbursed portion of loans in process	(5,890)	(4,306)
Allowance for loan losses	(4,835)	(4,736)

Loans, net	$283,160	$280,407

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at June 30, 2013:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$107,773	$10,155	$12,068	$70,306	$21,395	$33,821	$32,222	$287,740

Accrued interest receivable	418	52	27	186	54	118	159	1,014

Net deferred loan origination fees and costs	58	3	(12)	(23)	(9)	238	0	255

Recorded investment in loans	$108,249	$10,210	$12,083	$70,469	$21,440	$34,177	$32,381	$289,009

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,821	$127	$203	$1,127	$1,776	$325	$0	$5,379
Collectively evaluated for impairment	106,428	10,083	11,880	69,342	19,664	33,852	32,381	283,630
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$108,249	$10,210	$12,083	$70,469	$21,440	$34,177	$32,381	$289,009

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of June 30, 2013 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$93	$0	$0	$164	$1,065	$25	$0	$1,347
Collectively evaluated for impairment	812	73	60	1,127	195	869	352	3,488
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$905	$73	$60	$1,291	$1,260	$894	$352	$4,835

An analysis of the allowance for loan losses as of December 31, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$213	$0	$0	$275	$1,098	$66	$0	$1,652
Collectively evaluated for impairment	709	71	0	1,035	125	853	291	3,084
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2013 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2013
Beginning balance	$940	$69	$50	$1,291	$1,226	$886	$330	$4,792
Provisions for loan losses	24	6	10	89	33	9	54	225
Charge-offs	(99)	(2)	0	(89)	0	(21)	(65)	(276)
Recoveries	40	0	0	0	1	20	33	94

Ending balance	$905	$73	$60	$1,291	$1,260	$894	$352	$4,835

Changes in Allowance for Loan Losses for the six-months ended June 30, 2013
Beginning balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736
Provisions for loan losses	236	4	60	56	(13)	(24)	156	475
Charge-offs	(297)	(2)	0	(89)	0	(35)	(171)	(594)
Recoveries	44	0	0	14	50	34	76	218

Ending balance	$905	$73	$60	$1,291	$1,260	$894	$352	$4,835

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

During the six months ended June 30, 2013, management increased the overall qualitative factor for each portfolio segment from 1.15 times the Company’s historical loss factors to 1.18 times the Company’s historical loss factors. The increase in the overall qualitative factor was based on management’s analysis of changes and trends in the following qualitative factors:

•

Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At June 30, 2013 and December 31, 2012, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•

Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd, Washington and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at June 30, 2013 and December 31, 2012.

•

Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at June 30, 2013 and December 31, 2012.

•

Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management increased its risk factor from 1.20 at December 31, 2012 to 1.30 at June 30, 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 and 1.15 at June 30, 2013 and December 31, 2012, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $476,000 and $419,000 at June 30, 2013 and December 31, 2012, respectively. The effect of the increase in the overall qualitative factor from 1.15 at December 31, 2012 to 1.18 at June 30, 2013 was to increase the estimated allowance for loan losses by approximately $74,000.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $590,000 and $664,000 at June 30, 2013 and December 31, 2012, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2013 and for the three months and six months ended June 30, 2013:

	At June 30, 2013			Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
		Unpaid		Average	Interest	Interest	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized -	Recorded	Income	Recognized -
	Investment	Balance	Allowance	Investment	Recognized	Cash Method	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,181	$1,453	$0	$1,273	$2	$0	$1,324	$5	$1
Land	127	134	0	126	0	0	125	0	0
Construction	203	217	0	232	0	0	289	0	0
Commercial real estate	139	141	0	106	0	0	582	0	0
Commercial business	0	0	0	0	4	3	0	4	3
Home Equity/2nd mortgage	260	262	0	251	1	1	167	2	1
Other consumer	0	0	0	0	0	0	0	0	0

	1,910	2,207	0	1,988	7	4	2,487	11	5

Loans with an allowance recorded:
Residential	640	790	93	625	0	0	731	0	0
Land	0	0	0	3	0	0	2	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	988	1,063	164	1,161	0	0	1,208	0	0
Commercial business	1,776	1,909	1,065	1,776	0	0	1,776	0	0
Home Equity/2nd mortgage	65	66	25	49	0	0	57	1	0
Other consumer	0	0	0	0	0	0	0	0	0

	3,469	3,828	1,347	3,614	0	0	3,774	1	0

Total:
Residential	1,821	2,243	93	1,898	2	0	2,055	5	1
Land	127	134	0	129	0	0	127	0	0
Construction	203	217	0	232	0	0	289	0	0
Commercial real estate	1,127	1,204	164	1,267	0	0	1,790	0	0
Commercial business	1,776	1,909	1,065	1,776	4	3	1,776	4	3
Home Equity/2nd mortgage	325	328	25	300	1	1	224	3	1
Other consumer	0	0	0	0	0	0	0	0	0

	$5,379	$6,035	$1,347	$5,602	$7	$4	$6,261	$12	$5

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Recognized -	Recorded	Income	Recognized -
	Investment	Recognized	Cash Method	Investment	Recognized	Cash Method

Loans with no related allowance recorded:
Residential	$1,202	$0	$1	$1,184	$1	$1
Land	41	0	0	29	0	0
Construction	266	0	0	259	0	0
Commercial real estate	1,244	0	0	1,234	0	0
Commercial business	0	0	0	0	0	0
Home Equity/2nd mortgage	85	1	0	86	2	1
Other consumer	0	0	0	0	0	0

	2,838	1	1	2,792	3	2

Loans with an allowance recorded:
Residential	1,017	0	0	1,055	0	0
Land	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	1,502	0	0	1,547	0	0
Commercial business	1,885	0	0	1,899	0	0
Home Equity/2nd mortgage	171	0	1	114	0	1
Other consumer	0	0	0	0	0	0

	4,575	0	1	4,615	0	1

Total:
Residential	2,219	0	1	2,239	1	1
Land	41	0	0	29	0	0
Construction	266	0	0	259	0	0
Commercial real estate	2,746	0	0	2,781	0	0
Commercial business	1,885	0	0	1,899	0	0
Home Equity/2nd mortgage	256	1	1	200	2	2
Other consumer	0	0	0	0	0	0

	$7,413	$1	$2	$7,407	$3	$3

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2012:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$1,821	$140	$1,961	$2,370	$215	$2,585
Land	127	0	127	125	0	125
Construction	203	0	203	403	0	403
Commercial real estate	1,127	0	1,127	2,836	0	2,836
Commercial business	1,776	237	2,013	1,776	0	1,776
Home Equity/2nd mortgage	325	96	421	73	56	129
Other consumer	0	9	9	0	18	18

Total	$5,379	$482	$5,861	$7,583	$289	$7,872

The following table presents the aging of the recorded investment loans at June 30, 2013:

	30-59 Days	60-89 Days	Over 90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

Residential	$4,871	$615	$1,453	$6,939	$101,310	$108,249
Land	277	51	123	451	9,759	10,210
Construction	0	0	109	109	11,974	12,083
Commercial real estate	94	71	122	287	70,182	70,469
Commercial business	0	0	237	237	21,203	21,440
Home Equity/2nd mortgage	728	14	340	1,082	33,095	34,177
Other consumer	341	205	9	555	31,826	32,381

Total	$6,311	$956	$2,393	$9,660	$279,349	$289,009

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2012:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
June 30, 2013
Pass	$103,950	$6,782	$11,880	$68,218	$18,344	$33,362	$32,361	$274,897
Special Mention	777	0	0	499	907	256	14	2,453
Substandard	1,701	3,301	0	625	413	234	6	6,280
Doubtful	1,821	127	203	1,127	1,776	325	0	5,379
Loss	0	0	0	0	0	0	0	0

Ending balance	$108,249	$10,210	$12,083	$70,469	$21,440	$34,177	$32,381	$289,009

December 31, 2012
Pass	$102,618	$7,220	$11,244	$63,095	$15,026	$36,035	$31,302	$266,540
Special Mention	958	17	116	1,018	1,354	553	25	4,041
Substandard	2,657	2,295	0	1,953	499	625	43	8,072
Doubtful	2,370	125	403	2,836	1,776	73	0	7,583
Loss	0	0	0	0	0	0	0	0

Ending balance	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$357	$353	$710	$50	$180	$588	$768	$87
Land	0	0	0	0	0	0	0	0
Construction	0	109	109	0	0	170	170	0
Commercial real estate	1,178	0	1,178	0	0	1,534	1,534	83
Commercial business	0	1,776	1,776	1,065	0	1,776	1,776	1,098
Home equity and 2nd mortgage	0	65	65	25	41	31	72	25
Consumer	0	0	0	0	0	0	0	0

Total	$1,535	$2,303	$3,838	$1,140	$221	$4,099	$4,320	$1,293

At June 30, 2013 and December 31, 2012, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the three months and six months ended June 30, 2013:

	Three months ended June 30, 2013			Six months ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)			(Dollars in thousands)

Troubled debt restructurings:
Residential real estate	1	$160	$160	1	$160	$160
Home equity & 2nd mortgage	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0
Commercial business	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Consumer	0	0	0	0	0	0

Total	1	$160	$160	1	$160	$160

For the TDR listed above, the term of modification included a reduction of the stated interest rate. There were no principal charge-offs recorded as a result of TDRs during the three months and six months ended June 30, 2013 and there was no specific allowance for loan losses related to TDRs modified during the three months and six months ended June 30, 2013.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the six months ended June 30, 2012. There were no TDRs that were restructured during the three months ended June 30, 2012.

	Six months ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

Troubled debt restructurings:
Residential real estate	1	$88	$87
Home equity & 2nd mortgage	1	25	25
Construction	0	0	0
Commercial real estate	0	0	0
Commercial business	0	0	0
Construction	0	0	0
Consumer	0	0	0

Total	2	$113	$112

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the six months ended June 30, 2013 and 2012. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$1,210	$1,035	$2,404	$1,954

Shares:
Weighted average common shares outstanding	2,784,997	2,785,458	2,784,997	2,785,574

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.43	$0.37	$0.86	$0.70

There were no potentially dilutive shares for the three and six month periods ended June 30, 2013 and 2012.

5.	Stock Option Plan

For the six month periods ended June 30, 2013 and 2012, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At June 30, 2013, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash payments for:
Interest	$945	$1,420
Taxes	1,091	427

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	551	680

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:	Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and December 31, 2012. The Company had no liabilities measured at fair value as of June 30, 2013 or December 31, 2012.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2013
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$19,704	$0	$19,704
Agency CMO	0	23,790	0	23,790
Agency notes and bonds	0	33,583	0	33,583
Municipal obligations	0	34,013	0	34,013
Mutual funds	2,574	0	0	2,574

Total securities available for sale	$2,574	$111,090	$0	$113,664

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,728	$1,728
Land	0	0	127	127
Construction	0	0	203	203
Commercial real estate	0	0	963	963
Commercial business	0	0	711	711
Home equity and second mortgage	0	0	300	300

Total impaired loans	$0	$0	$4,032	$4,032

Loans held for sale	$0	$1,166	$0	$1,166

Foreclosed real estate:
Residential real estate	$0	$0	$366	$366
Land	0	0	37	37

Total foreclosed real estate	$0	$0	$403	$403

December 31, 2012
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$23,206	$0	$23,206
Agency CMO	0	22,660	0	22,660
Agency notes and bonds	0	38,553	0	38,553
Municipal obligations	0	34,317	0	34,317
Mutual funds	4,237	0	0	4,237

Total securities available for sale	$4,237	$118,736	$0	$122,973

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,157	$2,157
Land	0	0	125	125
Construction	0	0	403	403
Commercial real estate	0	0	2,561	2,561
Commercial business	0	0	678	678
Home equity and second mortgage	0	0	7	7

Total impaired loans	$0	$0	$5,931	$5,931

Loans held for sale	$0	$3,609	$0	$3,609

Foreclosed real estate:
Residential real estate	$0	$0	$258	$258
Land	0	0	37	37

Total foreclosed real estate	$0	$0	$295	$295

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2013 and December 31, 2012, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 10% to 20% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 15%. The Company recognized provisions for loan losses of $45,000 for the six months ended June 30, 2013 for impaired loans. No provisions for loan losses were recognized for the three months ended June 30, 2013 for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2013, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value ranging from 10% to 20% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the property ranging from 10% to 15%. The Company recognized charges of $32,000 to write down foreclosed real estate to fair value for the six months ended June 30, 2013. There were no charges to write down foreclosed real estate recognized for the three months ended June 30, 2013.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2013 and 2012. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2013 and 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month periods ended June 30, 2013 and 2012.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2013:
Financial assets:
Cash and cash equivalents	$33,700	$33,700	$33,700	$0	$0
Securities available for sale	113,664	113,664	2,574	111,090	0
Securities held to maturity	11	11	0	11	0
Loans held for sale	1,166	1,191	0	1,191	0

Loans, net	283,160	282,143	0	0	282,143

FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,701	1,701	0	1,701	0

Financial liabilities:
Deposits	389,613	389,951	0	0	389,951
Retail repurchase agreements	11,437	11,437	0	11,437	0
Advances from FHLB	5,000	5,000	0	5,000	0
Accrued interest payable	244	244	0	244	0

December 31, 2012:
Financial assets:
Cash and cash equivalents	$23,211	$23,211	$23,211	$0	$0
Securities available for sale	122,973	122,973	4,237	118,736	0
Securities held to maturity	12	12	0	12	0
Loans held for sale	3,609	3,705	0	3,705	0

Loans, net	280,407	287,609	0	0	287,609

FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,757	1,757	0	1,757	0

Financial liabilities:
Deposits	384,343	385,212	0	0	385,212
Retail repurchase agreements	14,092	14,092	0	14,092	0
Advances from FHLB	5,100	5,100	0	5,100	0
Accrued interest payable	290	290	0	290	0

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

Borrowed Funds

The carrying amounts of retail repurchase agreements approximate their fair value. The fair value of advances from Federal Home Loan Bank (FHLB) is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

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

Critical Accounting Policies

During the six months ended June 30, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Condition

Total assets increased from $459.1 million at December 31, 2012 to $460.6 million at June 30, 2013, an increase of 0.3%.

Net loans receivable (excluding loans held for sale) increased $2.8 million from $280.4 million at December 31, 2012 to $283.2 million at June 30, 2013. Commercial business loans and commercial mortgage loans increased $2.8 million and $1.6 million, respectively, during the six months ended June 30, 2013 primarily due to the Bank’s continued effort to reposition its lending portfolio with more commercial loans. Other consumer loans increased $1.0 million during the six months ended June 30, 2013 while home equity loans and second mortgages declined by $3.1 million during the same period.

Securities available for sale decreased $9.3 million from $123.0 million at December 31, 2012 to $113.7 million at June 30, 2013. Purchases of $19.9 million of securities classified as available for sale were made during the six months ended June 30, 2013 and consisted primarily of U.S. government agency notes and bonds, municipal securities and CMOs. Maturities and principal repayments of available for sale securities totaled $18.8 million and $7.0 million, respectively, during the six months ended June 30, 2013.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $23.2 million at December 31, 2012 to $33.7 million at June 30, 2013, primarily due to an increase of $11.6 million in federal funds sold.

Total deposits increased 1.4% from $384.3 million at December 31, 2012 to $389.6 million at June 30, 2013. Time accounts decreased $7.2 million during the six months ended June 30, 2013, primarily due to customers not wanting to lock in to longer terms in the current low-rate environment. Interest-bearing checking and savings accounts increased by $12.8 million during the six months ended June 30, 2013 due to a combination of growth in existing accounts and new accounts.

FHLB borrowings decreased from $5.1 million at December 31, 2012 to $5.0 million at June 30, 2013 due to a $100,000 principal repayment. The remaining FHLB borrowings will mature in October 2013.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $14.1 million at December 31, 2012 to $11.4 million at June 30, 2013 due to normal balance fluctuation.

Total stockholders’ equity attributable to the Company decreased from $52.8 million at December 31, 2012 to $52.4 million at June 30, 2013 due to a decrease of $1.7 million in the net unrealized gain on securities available for sale, partially offset by retained net income of $1.3 million for the six months ended June 30, 2013. The decrease in unrealized gains on available for sale securities during the year is primarily due to changes in long-term market interest rate forecasts.

Results of Operations

Net Income for the six-month periods ended June 30, 2013 and 2012. Net income attributable to the Company was $2.4 million ($0.86 per share diluted) for the six months ended June 30, 2013 compared to $2.0 million ($0.70 per share diluted) for the same period in 2012. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income, and a decrease in noninterest expense.

Net Income for the three-month periods ended June 30, 2013 and 2012. Net income attributable to the Company was $1.2 million ($0.43 per share diluted) for the three months ended June 30, 2013 compared to $1.0 million ($0.37 per share diluted) for the three months ended June 30, 2012. Again, the increase is primarily due to increases in net interest income after provision for loan losses and noninterest income, and a decrease in noninterest expense.

Net interest income for the six-month periods ended June 30, 2013 and 2012. Net interest income increased $188,000 for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in the average balance of interest-earning assets.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income decreased $267,000 for the six months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, the average balance of interest-earning assets and their tax-equivalent yield were $424.6 million and 4.44%, respectively. During the same period in 2012, the average balance of those assets was $412.3 million and the tax-equivalent yield was 4.69%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels. The increase in the average balance of interest-earning assets was primarily in loans receivable, which increased $8.1 million when comparing the two periods.

Total interest expense decreased $455,000 for the six months ended June 30, 2013 compared to the same period in 2012. The average rate paid on interest-bearing liabilities decreased from 0.79% for the six months ended June 30, 2012 to 0.52% for the same period in 2013. The average balance of interest-bearing liabilities increased from $340.6 million for 2012 to $348.1 million for 2013 primarily due to an increase of $24.3 million in the average balance of savings and interest-bearing demand deposits partially offset by a $13.3 million decrease in the average balance of time accounts. As a result, the tax-equivalent interest rate spread increased from 3.90% for the six-month period ended June 30, 2012 to 3.92% for the same period in 2013.

Net interest income for the three-month periods ended June 30, 2013 and 2012. Net interest income increased $88,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to an increase in the interest rate spread.

Total interest income decreased $122,000 when comparing the two periods as the average tax-equivalent yield on interest-earning assets decreased from 4.53% for the quarter ended June 30, 2012 to 4.43% for the same period in 2013. The lower yields were partially offset by a change in asset mix as the average balance of loans increased $7.1 million and the average balance of federal funds sold decreased $5.3 million when comparing the two periods.

Total interest expense decreased $210,000 for the three months ended June 30, 2013 compared to the same period in 2012. The average cost of interest-bearing liabilities decreased from 0.75% for the three months ended June 30, 2012 to 0.50% for the same period in 2013. As a result, the tax-equivalent interest rate spread increased from 3.78% for the quarter ended June 30, 2012 to 3.93% for the same period in 2013.

Provision for loan losses. The provision for loan losses decreased from $775,000 for the six-month period ended June 30, 2012 to $475,000 for the same period in 2013, and from $300,000 for the three months ended June 30, 2012 to $225,000 for three months ended June 30, 2013. Net charge offs amounted to $376,000 and $525,000 for the six-month periods ended June 30, 2013 and 2012, respectively. During the six-month period ended June 30, 2013, gross loans receivable increased $2.9 million. As stated earlier in this report, commercial business loans and commercial mortgage loans increased $2.8 million and $1.6 million, respectively, and home equity loans and second mortgages decreased $3.1 million during the six months ended June 30, 2013. The decrease in the provision for loan losses is due to the decrease in net charge-offs for 2013 compared to 2012 and a decrease in nonperforming loans as discussed further below.

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

The allowance for loan losses was $4.8 million at June 30, 2013 and $4.7 million at December 31, 2012. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At June 30, 2013, nonperforming loans amounted to $5.9 million compared to $7.9 million at December 31, 2012. Included in nonperforming loans are loans over 90 days past due and still accruing interest which are secured by commercial business assets of $237,000, residential mortgages of $140,000, home equity loans and second mortgages of $96,000 and consumer loans of $9,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2013 and December 31, 2012, nonaccrual loans amounted to $5.4 million and $7.6 million, respectively.

Noninterest income for the six-month periods ended June 30, 2013 and 2012. Noninterest income for the six months ended June 30, 2013 increased to $2.4 million compared to $2.2 million for the six months ended June 30, 2012. Commission income and service charges on deposits increased $115,000 and $73,000, respectively, when comparing the two periods. These increases were partially offset by a decrease in gains on the sale of loans of $24,000 for 2013 compared to the prior year.

Noninterest income for the three-month periods ended June 30, 2013 and 2012. Noninterest income for the quarter ended June 30, 2013 increased $88,000 to $1.2 million compared to $1.1 million for the quarter ended June 30, 2012. Again, this increase was primarily due to increases in commission income and service charges on deposits of $40,000 and $39,000, respectively, when comparing the two periods.

Noninterest expense for the six-month periods ended June 30, 2013 and 2012. Noninterest expense for the six months ended June 30, 2013 decreased $65,000 compared to the six months ended June 30, 2012. Compensation and benefits expenses decreased $225,000 primarily due to a pre-tax savings of $260,000 recognized as a result of the Bank’s voluntary early retirement program which took effect on September 30, 2012. This was partially offset by increases in other operating expenses, professional fees and data operating expenses of $63,000, $58,000 and $54,000, respectively.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended June 30, 2013 and 2012. Noninterest expense for the quarter ended June 30, 2013 decreased $54,000 compared to the same period in 2012. Compensation and benefits expenses decreased $90,000 primarily due the previously mentioned voluntary early retirement program. This was partially offset by increases in professional service fees of $43,000 and data processing expenses of $32,000 when comparing the two periods. The increase in professional fees includes a compensation study, costs associated with an evaluation of the Bank’s asset liability model and increased expenses associated with the management of the Bank’s Nevada investment subsidiary. The increase in data processing expenses was primarily due to an increase in ATM processing fees and an increase in the number of customers using alternative delivery channels for their banking products.

Income tax expense. Income tax expense for the six-month period ended June 30, 2013 was $1.1 million, for an effective tax rate of 30.7%, compared to $790,000, for an effective tax rate of 28.7% for the same period in 2012. For the three-month period ended June 30, 2013, income tax expense and the effective tax rate were $557,000 and 31.5%, respectively, compared to $427,000 and 29.1%, respectively, for the same period in 2012. The increase in the effective tax rate for 2013 compared to 2012 was primarily the result of a decrease in tax-exempt income as a percent of income before income taxes for 2013.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2013, the Bank had cash and cash equivalents of $33.7 million and securities available-for-sale with a fair value of $113.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2013, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.3%, 14.7% and 15.9%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.0% and 10.0%, respectively. At June 30, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I – ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $201,000 at June 30, 2013.

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

For the six months ended June 30, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2013 and December 31, 2012 financial information:

	At June 30, 2013		At December 31, 2012
Immediate Change in the Level of Interest Rates	One Year Horizon		One Year Horizon
	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)		(Dollars in thousands)
300bp	$(689)	(4.09)%	$112	0.70%
200bp	(109)	(0.65)	480	2.97
100bp	94	0.56	488	3.02
Static	0	0	0	0
(100)bp	(117)	(0.69)	(183)	(1.13)

At June 30, 2013 and December 31, 2012, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario. At June 30, 2013, an immediate and sustained increase in rates of 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario while at December 31, 2012, those same changes would have increased the Company’s net interest income compared to a flat interest rate scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2013 and December 31, 2012 financial information:

	At June 30, 2013
Immediate Change in the Level of Interest Rates	Economic Value of Equity			Economic Value of Equity as a
	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				EVE Ratio	Change

300bp	$45,061	$(14,342)	(24.14)%	10.67%	(230)bp
200bp	51,427	(7,976)	(13.43)	11.84	(113)bp
100bp	56,306	(3,097)	(5.21)	12.62	(35)bp
Static	59,403	0	0	12.97	0bp
(100)bp	62,354	2,951	4.97	13.26	29bp

	At December 31, 2012
Immediate Change in the Level of Interest Rates	Economic Value of Equity			Economic Value of Equity as a
	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				EVE Ratio	Change

300bp	$50,786	$(13,193)	(20.62)%	11.73%	(193)bp
200bp	56,976	(7,003)	(10.95)	12.81	(85)bp
100bp	61,694	(2,285)	(3.57)	13.51	(15)bp
Static	63,979	0	0	13.66	0bp
(100)bp	66,799	2,820	4.41	13.92	26bp

The previous tables indicate that at June 30, 2013 and December 31, 2012, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended June 30, 2013. The maximum number of shares that may yet be purchased under the plan is 189,582.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)

10.2	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)

10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (3)

10.4	*Employee Severance Compensation Plan (4)

10.5	* First Capital, Inc. 2009 Equity Incentive Plan (5)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(5)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 13, 2013	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 13, 2013	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Senior Vice President, CFO and Treasurer