Form 10-Q
period 2013-09-30
FIRST CAPITAL INC
filed 2013-11-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,784,415 shares of common stock were outstanding as of October 31, 2013.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and due from banks	$8,414	$11,277
Interest bearing deposits with banks	2,712	1,975
Federal funds sold	5,682	9,959

Total cash and cash equivalents	16,808	23,211
Securities available for sale, at fair value	112,289	122,973
Securities-held to maturity	10	12
Loans, net	288,937	280,407
Loans held for sale	700	3,609
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	364	295
Premises and equipment	10,462	10,757
Accrued interest receivable	1,675	1,757
Cash value of life insurance	6,294	6,172
Goodwill	5,386	5,386
Other assets	1,958	1,733

Total Assets	$447,703	$459,132

LIABILITIES
Deposits:
Noninterest-bearing	$60,769	$56,715
Interest-bearing	316,238	327,628

Total deposits	377,007	384,343
Retail repurchase agreements	10,437	14,092
Advances from Federal Home Loan Bank	5,000	5,100
Accrued interest payable	225	290
Accrued expenses and other liabilities	2,147	2,371

Total liabilities	394,816	406,196

EQUITY
First Capital, Inc. stockholders’ equity:
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,416 shares; outstanding 2,784,515 and 2,784,997 shares in 2013 and 2012, respectively	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	36,261	34,101
Accumulated other comprehensive income (loss)	(491)	1,704
Less treasury stock, at cost - 379,901 shares (379,419 shares in 2012)	(7,336)	(7,326)

Total First Capital, Inc. stockholders’ equity	52,779	52,824

Noncontrolling interest in subsidiary	108	112

Total equity	52,887	52,936

Total Liabilities and Equity	$447,703	$459,132

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,011	$4,020	$11,860	$12,028
Securities:
Taxable	307	425	970	1,280
Tax-exempt	287	245	821	708
Federal Home Loan Bank dividends	25	21	74	66
Federal funds sold and interest bearing deposits with banks	19	11	54	37

Total interest income	4,649	4,722	13,779	14,119
INTEREST EXPENSE
Deposits	355	469	1,145	1,594
Retail repurchase agreements	7	8	22	29
Advances from Federal Home Loan Bank	46	98	139	305

Total interest expense	408	575	1,306	1,928
Net interest income	4,241	4,147	12,473	12,191
Provision for loan losses	100	350	575	1,125

Net interest income after provision for loan losses	4,141	3,797	11,898	11,066
NONINTEREST INCOME
Service charges on deposit accounts	823	756	2,327	2,187
Commission income	102	63	297	143
Gain on sale of securities	8	29	29	29
Gain on sale of mortgage loans	194	207	675	712
Mortgage brokerage fees	20	3	37	22
Increase in cash surrender value of life insurance	38	43	122	138
Other income	26	25	74	70

Total noninterest income	1,211	1,126	3,561	3,301

NONINTEREST EXPENSE
Compensation and benefits	1,757	2,471	5,232	6,171
Occupancy and equipment	281	321	880	932
Data processing	373	336	1,084	993
Professional fees	164	150	534	462
Advertising	80	68	189	180
Other operating expenses	615	637	1,979	1,938

Total noninterest expense	3,270	3,983	9,898	10,676

Income before income taxes	2,082	940	5,561	3,691
Income tax expense	653	218	1,721	1,008

Net Income	$1,429	$722	$3,840	$2,683
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10

Net Income Attributable to First Capital, Inc.	$1,426	$719	$3,830	$2,673

Earnings per common share attributable to First Capital, Inc.
Basic	$0.51	$0.26	$1.38	$0.96

Diluted	$0.51	$0.26	$1.38	$0.96

Dividends per share	$0.20	$0.19	$0.60	$0.57

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net Income	$1,429	$722	$3,840	$2,683
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(781)	128	(3,605)	207
Income tax (expense) benefit	309	(51)	1,428	(82)

Net of tax amount	(472)	77	(2,177)	125

Less: reclassification adjustment for realized gains included in net income	(7)	(29)	(29)	(29)
Income tax expense	3	12	11	12

Net of tax amount	(4)	(17)	(18)	(17)

Other Comprehensive Income (Loss), net of tax	(476)	60	(2,195)	108

Comprehensive Income	953	782	1,645	2,791
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$950	$779	$1,635	$2,781

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2012	$32	$24,313	$32,297	$1,612	$(7,312)	$111	$51,053
Net income	0	0	2,673	0	0	10	2,683
Other comprehensive income	0	0	0	108	0	0	108
Cash dividends	0	0	(1,589)	0	0	(13)	(1,602)
Purchase of treasury shares	0	0	0	0	(14)	0	(14)

Balances at September 30, 2012	$32	$24,313	$33,381	$1,720	$(7,326)	$108	$52,228

Balances at January 1, 2013	$32	$24,313	$34,101	$1,704	$(7,326)	$112	52,936
Net income	0	0	3,830	0	0	10	3,840
Other comprehensive loss	0	0	0	(2,195)	0	0	(2,195)
Cash dividends	0	0	(1,670)	0	0	(14)	(1,684)
Purchase of treasury shares	0	0	0	0	(10)	0	(10)

Balances at September 30, 2013	$32	$24,313	$36,261	$(491)	$(7,336)	$108	$52,887

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,840	$2,683
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	712	721
Depreciation and amortization expense	533	576
Deferred income taxes	87	(508)
Increase in cash value of life insurance	(122)	(138)
Gain on sale of securities	(29)	(29)
Provision for loan losses	575	1,125
Proceeds from sales of loans	32,090	29,144
Loans originated for sale	(28,506)	(27,829)
Gain on sale of loans	(675)	(712)
Decrease in accrued interest receivable	82	19
Decrease in accrued interest payable	(65)	(93)
Net change in other assets/liabilities	722	1,668

Net Cash Provided By Operating Activities	9,244	6,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(23,460)	(54,833)
Proceeds from maturities of securities available for sale	19,047	27,825
Proceeds from sales of securities available for sale	517	2,927
Principal collected on mortgage-backed obligations	10,446	11,632
Net increase in loans receivable	(9,473)	(6,693)
Proceeds from sale of foreclosed real estate	299	889
Purchase of premises and equipment	(238)	(416)

Net Cash Used In Investing Activities	(2,862)	(18,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(7,336)	19,693
Net decrease in advances from Federal Home Loan Bank	(100)	(2,250)
Net decrease in retail repurchase agreements	(3,655)	(13)
Purchase of treasury stock	(10)	(14)
Dividends paid	(1,684)	(1,602)

Net Cash Provided By (Used In) Financing Activities	(12,785)	15,814

Net Increase (Decrease) in Cash and Cash Equivalents	(6,403)	3,772
Cash and cash equivalents at beginning of period	23,211	18,923

Cash and Cash Equivalents at End of Period	$16,808	$22,695

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At September 30, 2013, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2013, and the results of operations for the three months and nine months ended September 30, 2013 and 2012 and the cash flows for the nine months ended September 30, 2013 and 2012. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2013 and December 31, 2012 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Securities available for sale:
Agency mortgage-backed securities	$18,377	$205	$235	$18,347
Agency CMO	21,714	115	307	21,522
Other debt securities:
Agency notes and bonds	34,754	82	557	34,279
Municipal obligations	35,757	874	943	35,688

Subtotal - debt securities	110,602	1,276	2,042	109,836

Mutual funds	2,477	0	24	2,453

Total securities available for sale	$113,079	$1,276	$2,066	$112,289

Securities held to maturity:
Agency mortgage-backed securities	$10	$0	$0	$10

Total securities held to maturity	$10	$0	$0	$10

December 31, 2012
Securities available for sale:
Agency mortgage-backed securities	$22,762	$456	$12	$23,206
Agency CMO	22,458	225	23	22,660
Other debt securities:
Agency notes and bonds	38,273	290	10	38,553
Municipal obligations	32,605	1,800	88	34,317

Subtotal - debt securities	116,098	2,771	133	118,736

Mutual funds	4,213	40	16	4,237

Total securities available for sale	$120,311	$2,811	$149	$122,973

Securities held to maturity:
Agency mortgage-backed securities	$12	$0	$0	$12

Total securities held to maturity	$12	$0	$0	$12

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

The amortized cost and fair value of debt securities as of September 30, 2013, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	9,310	9,305	0	0
Due after five years through ten years	30,540	30,485
Due after ten years	30,661	30,177	0	0

	70,511	69,967	0	0
Mortgage-backed securities and
CMO	40,091	39,869	10	10

	$110,602	$109,836	$10	$10

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2013, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)
Continuous loss position less than twelve months:
Agency notes and bonds	20	$22,248	$557
Agency CMO	11	10,542	291
Agency mortgage-backed securities	17	14,413	235
Muncipal obligations	31	13,405	918
Mutual fund	1	1,544	9

Total less than twelve months	80	62,152	2,010

Continuous loss position more than twelve months:
Muncipal obligations	2	589	25
Agency CMO	1	775	16
Mutual fund	1	393	15

Total more than twelve months	4	1,757	56

Total securities available for sale	84	$63,909	$2,066

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

At September 30, 2013, the 82 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 3.2% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the nine months ended September 30, 2013, the Company realized gross gains on sales of available for sale municipal securities and U.S. government agency debt securities of $21,000 and $8,000, respectively. The Company realized gross gains on sales of available for sale U.S. government agency debt securities of $8,000 during the three months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities and agency bonds of $35,000 and $2,000, respectively, and gross losses on sales of available for sale agency CMOs of $8,000.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2013, the Company had eleven loans on which partial charge-offs of $497,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of September 30, 2013 and December 31, 2012, as well as a discussion of changes in management’s allowance for loan losses methodology from 2012 to 2013.

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

Loans at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Real estate mortgage loans:
Residential	$108,317	$108,097
Land	10,090	9,607
Residential construction	15,089	12,753
Commercial real estate	77,820	68,731
Commercial real estate construction	978	3,299
Commercial business loans	20,049	18,612
Consumer loans:
Home equity and second mortgage loans	34,614	36,962
Automobile loans	23,572	21,922
Loans secured by savings accounts	1,259	770
Unsecured loans	3,150	3,191
Other consumer loans	4,939	5,303

Gross loans	299,877	289,247

Deferred loan origination fees, net	297	202
Undisbursed portion of loans in process	(6,333)	(4,306)
Allowance for loan losses	(4,904)	(4,736)

Loans, net	$288,937	$280,407

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans for each portfolio segment at September 30, 2013:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$108,317	$10,090	$9,734	$77,820	$20,049	$34,614	$32,920	$293,544
Accrued interest receivable	423	49	18	179	42	124	155	990
Net deferred loan origination fees and costs	50	2	0	(34)	(9)	288	0	297

Recorded investment in loans	$108,790	$10,141	$9,752	$77,965	$20,082	$35,026	$33,075	$294,831

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,380	$123	$0	$1,102	$1,968	$106	$0	$4,679
Collectively evaluated for impairment	107,410	10,018	9,752	76,863	18,114	34,920	33,075	290,152
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$108,790	$10,141	$9,752	$77,965	$20,082	$35,026	$33,075	$294,831

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2013 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$95	$0	$0	$144	$1,315	$8	$0	$1,562
Collectively evaluated for impairment	799	70	50	1,097	159	857	310	3,342
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$894	$70	$50	$1,241	$1,474	$865	$310	$4,904

An analysis of the allowance for loan losses as of December 31, 2012 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$213	$0	$0	$275	$1,098	$66	$0	$1,652
Collectively evaluated for impairment	709	71	0	1,035	125	853	291	3,084
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2013 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2013
Beginning balance	$905	$73	$60	$1,291	$1,260	$894	$352	$4,835
Provisions for loan losses	(26)	(3)	(10)	(52)	210	(13)	(6)	100
Charge-offs	0	0	0	(1)	0	(24)	(89)	(114)
Recoveries	15	0	0	3	4	8	53	83

Ending balance	$894	$70	$50	$1,241	$1,474	$865	$310	$4,904

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2013
Beginning balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736
Provisions for loan losses	211	1	50	3	196	(37)	151	575
Charge-offs	(298)	(2)	0	(89)	0	(59)	(260)	(708)
Recoveries	59	0	0	17	55	42	128	301

Ending balance	$894	$70	$50	$1,241	$1,474	$865	$310	$4,904

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

During the nine months ended September 30, 2013, management increased the overall qualitative factor for each portfolio segment from 1.15 times the Company’s historical loss factors to 1.18 times the Company’s historical loss factors. The increase in the overall qualitative factor was based on management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At September 30, 2013 and December 31, 2012, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd, Washington and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at September 30, 2013 and December 31, 2012.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at September 30, 2013 and December 31, 2012.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management increased its risk factor from 1.20 at December 31, 2012 to 1.30 at September 30, 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 and 1.15 at September 30, 2013 and December 31, 2012, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $345,000 and $419,000 at September 30, 2013 and December 31, 2012, respectively. The effect of the increase in the overall qualitative factor from 1.15 at December 31, 2012 to 1.18 at September 30, 2013 was to increase the estimated allowance for loan losses by approximately $62,000.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $400,000 and $664,000 at September 30, 2013 and December 31, 2012, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2013 and for the three months and nine months ended September 30, 2013:

	At September 30, 2013			Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Unpaid		Average	Interest	Interest	Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized -	Recorded	Income	Recognized -
	Investment	Balance	Allowance	Investment	Recognized	Cash Method	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$901	$1,160	$0	$1,041	$4	$2	$1,219	$8	$3
Land	123	132	0	125	0	0	125	0	0
Construction	0	0	0	102	0	0	217	0	0
Commercial real estate	136	140	0	138	0	0	471	0	0
Commercial business	0	0	0	0	0	0	0	0	0
Home Equity/2nd mortgage	62	65	0	161	2	2	141	3	3
Other consumer	0	0	0	0	0	0	0	0	0

	1,222	1,497	0	1,567	6	4	2,173	11	6

Loans with an allowance recorded:
Residential	479	589	95	560	0	0	668	1	0
Land	0	0	0	0	0	0	2	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	966	1,055	144	977	0	0	1,147	0	0
Commercial business	1,968	2,136	1,315	1,872	0	0	1,824	4	3
Home Equity/2nd mortgage	44	52	8	55	0	0	54	1	0
Other consumer	0	0	0	0	0	0	0	0	0

	3,457	3,832	1,562	3,464	0	0	3,695	6	3

Total:
Residential	1,380	1,749	95	1,601	4	2	1,887	9	3
Land	123	132	0	125	0	0	127	0	0
Construction	0	0	0	102	0	0	217	0	0
Commercial real estate	1,102	1,195	144	1,115	0	0	1,618	0	0
Commercial business	1,968	2,136	1,315	1,872	0	0	1,824	4	3
Home Equity/2nd mortgage	106	117	8	216	2	2	195	4	3
Other consumer	0	0	0	0	0	0	0	0	0

	$4,679	$5,329	$1,562	$5,031	$6	$4	$5,868	$17	$9

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Recognized -	Recorded	Income	Recognized -
	Investment	Recognized	Cash Method	Investment	Recognized	Cash Method
Loans with no related allowance recorded:
Residential	$1,152	$1	$1	$1,203	$2	$2
Land	23	0	0	23	0	1
Construction	330	0	0	293	0	0
Commercial real estate	1,229	0	0	1,231	0	0
Commercial business	0	0	0	0	0	0
Home Equity/2nd mortgage	43	0	0	64	2	1
Other consumer	0	1	0	0	1	0

	2,777	2	1	2,814	5	4

Loans with an allowance recorded:
Residential	1,382	0	1	1,151	0	1
Land	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	1,630	0	0	1,602	0	0
Commercial business	1,826	0	0	1,877	0	0
Home Equity/2nd mortgage	128	0	0	111	0	0
Other consumer	0	0	0	0	0	0

	4,966	0	1	4,741	0	1

Total:
Residential	2,534	1	2	2,354	2	3
Land	23	0	0	23	0	1
Construction	330	0	0	293	0	0
Commercial real estate	2,859	0	0	2,833	0	0
Commercial business	1,826	0	0	1,877	0	0
Home Equity/2nd mortgage	171	0	0	175	2	1
Other consumer	0	1	0	0	1	0

	$7,743	$2	$2	$7,555	$5	$5

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)
Residential	$1,380	$334	$1,714	$2,370	$215	$2,585
Land	123	0	123	125	0	125
Construction	0	0	0	403	0	403
Commercial real estate	1,102	0	1,102	2,836	0	2,836
Commercial business	1,968	0	1,968	1,776	0	1,776
Home Equity/2nd mortgage	106	149	255	73	56	129
Other consumer	0	0	0	0	18	18

Total	$4,679	$483	$5,162	$7,583	$289	$7,872

The following table presents the aging of the recorded investment loans at September 30, 2013:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)
Residential	$3,392	$669	$1,195	$5,256	$103,534	$108,790
Land	257	0	123	380	9,761	10,141
Construction	0	0	0	0	9,752	9,752
Commercial real estate	0	0	119	119	77,846	77,965
Commercial business	0	0	226	226	19,856	20,082
Home Equity/2nd mortgage	208	198	220	626	34,400	35,026
Other consumer	189	20	0	209	32,866	33,075

Total	$4,046	$887	$1,883	$6,816	$288,015	$294,831

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2012:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)
Residential	$4,085	$871	$1,644	$6,600	$102,003	$108,603
Land	343	0	119	462	9,195	9,657
Construction	171	0	113	284	11,479	11,763
Commercial real estate	360	0	335	695	68,207	68,902
Commercial business	36	0	0	36	18,619	18,655
Home Equity/2nd mortgage	1,206	102	97	1,405	35,881	37,286
Other consumer	510	30	18	558	30,812	31,370

Total	$6,711	$1,003	$2,326	$10,040	$276,196	$286,236

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
September 30, 2013
Pass	$104,583	$6,746	$9,752	$75,586	$17,356	$34,376	$33,047	$281,446
Special Mention	870	0	0	540	436	286	28	2,160
Substandard	1,957	3,272	0	737	322	258	0	6,546
Doubtful	1,380	123	0	1,102	1,968	106	0	4,679
Loss	0	0	0	0	0	0	0	0

Ending balance	$108,790	$10,141	$9,752	$77,965	$20,082	$35,026	$33,075	$294,831

December 31, 2012
Pass	$102,618	$7,220	$11,244	$63,095	$15,026	$36,035	$31,302	$266,540
Special Mention	958	17	116	1,018	1,354	553	25	4,041
Substandard	2,657	2,295	0	1,953	499	625	43	8,072
Doubtful	2,370	125	403	2,836	1,776	73	0	7,583
Loss	0	0	0	0	0	0	0	0

Ending balance	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$356	$315	$671	$48	$180	$588	$768	$87
Land	0	0	0	0	0	0	0	0
Construction	0	0	0	0	0	170	170	0
Commercial real estate	1,135	0	1,135	0	0	1,534	1,534	83
Commercial business	0	1,742	1,742	1,293	0	1,776	1,776	1,098
Home equity and 2nd mortgage	0	58	58	10	41	31	72	25
Consumer	0	0	0	0	0	0	0	0

Total	$1,491	$2,115	$3,606	$1,351	$221	$4,099	$4,320	$1,293

At September 30, 2013 and December 31, 2012, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the nine months ended September 30, 2013. There were no TDRs that were restructured during the three months ended September 30, 2013:

	Nine months ended September 30, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)
Troubled debt restructurings:
Residential real estate	1	$160	$160
Home equity & 2nd mortgage	0	0	0
Construction	0	0	0
Commercial real estate	0	0	0
Commercial business	0	0	0
Construction	0	0	0
Consumer	0	0	0

Total	1	$160	$160

For the TDR listed above, the term of modification included a reduction of the stated interest rate. There were no principal charge-offs recorded as a result of TDRs during the three months and nine months ended September 30, 2013 and there was no specific allowance for loan losses related to TDRs modified during the three months and nine months ended September 30, 2013.

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

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the nine months ended September 30, 2013 and 2012. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$1,426	$719	$3,830	$2,673

Shares:
Weighted average common shares outstanding	2,784,560	2,785,001	2,784,849	2,785,383

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.51	$0.26	$1.38	$0.96

There were no potentially dilutive shares for the three and nine month periods ended September 30, 2013 and 2012.

5.	Stock Option Plan

For the nine month periods ended September 30, 2013 and 2012, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At September 30, 2013, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash payments for:
Interest	$1,371	$2,020
Taxes	1,640	976
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	781	868

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2013 and December 31, 2012. The Company had no liabilities measured at fair value as of September 30, 2013 or December 31, 2012.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$18,347	$0	$18,347
Agency CMO	0	21,522	0	21,522
Agency notes and bonds	0	34,279	0	34,279
Municipal obligations	0	35,688	0	35,688
Mutual funds	2,453	0	0	2,453

Total securities available for sale	$2,453	$109,836	$0	$112,289

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,285	$1,285
Land	0	0	123	123
Construction	0	0	0	0
Commercial real estate	0	0	958	958
Commercial business	0	0	653	653
Home equity and second mortgage	0	0	98	98

Total impaired loans	$0	$0	$3,117	$3,117

Loans held for sale	$0	$700	$0	$700
Foreclosed real estate:
Residential real estate	$0	$0	$331	$331
Land	0	0	33	33

Total foreclosed real estate	$0	$0	$364	$364

December 31, 2012
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$23,206	$0	$23,206
Agency CMO	0	22,660	0	22,660
Agency notes and bonds	0	38,553	0	38,553
Municipal obligations	0	34,317	0	34,317
Mutual funds	4,237	0	0	4,237

Total securities available for sale	$4,237	$118,736	$0	$122,973

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,157	$2,157
Land	0	0	125	125
Construction	0	0	403	403
Commercial real estate	0	0	2,561	2,561
Commercial business	0	0	678	678
Home equity and second mortgage	0	0	7	7

Total impaired loans	$0	$0	$5,931	$5,931

Loans held for sale	$0	$3,609	$0	$3,609
Foreclosed real estate:
Residential real estate	$0	$0	$258	$258
Land	0	0	37	37

Total foreclosed real estate	$0	$0	$295	$295

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At September 30, 2013 and December 31, 2012, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 10% to 20% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 15%. The Company recognized provisions for loan losses of $284,000 and $329,000 for the three and nine months ended September 30, 2013, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2013, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value ranging from 10% to 20% for estimates of changes in market conditions and the condition of the collateral, and estimated costs to sell the property ranging from 10% to 15%. The Company recognized charges of $10,000 and $32,000 to write down foreclosed real estate to fair value for the three and nine months ended September 30, 2013, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2013 and 2012. There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2013 and 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month periods ended September 30, 2013 and 2012.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3
September 30, 2013:
Financial assets:
Cash and cash equivalents	$16,808	$16,808	$16,808	$0	$0
Securities available for sale	112,289	112,289	2,453	109,836	0
Securities held to maturity	10	10	0	10	0
Loans held for sale	700	722	0	722	0
Loans, net	288,937	288,662	0	0	288,662
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,675	1,675	0	1,675	0
Financial liabilities:
Deposits	377,007	377,245	0	0	377,245
Retail repurchase agreements	10,437	10,437	0	10,437	0
Advances from FHLB	5,000	5,000	0	5,000	0
Accrued interest payable	225	225	0	225	0
December 31, 2012:
Financial assets:
Cash and cash equivalents	$23,211	$23,211	$23,211	$0	$0
Securities available for sale	122,973	122,973	4,237	118,736	0
Securities held to maturity	12	12	0	12	0
Loans held for sale	3,609	3,705	0	3,705	0
Loans, net	280,407	287,609	0	0	287,609
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,757	1,757	0	1,757	0
Financial liabilities:
Deposits	384,343	385,212	0	0	385,212
Retail repurchase agreements	14,092	14,092	0	14,092	0
Advances from FHLB	5,100	5,100	0	5,100	0
Accrued interest payable	290	290	0	290	0

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments in the update are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU No. 2013-11 to Topic 740, Income Taxes, provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Critical Accounting Policies

During the nine months ended September 30, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Condition

Total assets decreased from $459.1 million at December 31, 2012 to $447.7 million at September 30, 2013, a decrease of 2.5%.

Net loans receivable (excluding loans held for sale) increased $8.5 million from $280.4 million at December 31, 2012 to $288.9 million at September 30, 2013. Commercial mortgage loans and commercial business loans increased $9.1 million and $1.4 million, respectively, during the nine months ended September 30, 2013 primarily due to the Bank’s continued effort to reposition its lending portfolio with more commercial loans. Automobile loans increased $1.7 million during the nine months ended September 30, 2013, while home equity and second mortgage loans declined by $2.3 million during the same period.

Securities available for sale decreased $10.7 million from $123.0 million at December 31, 2012 to $112.3 million at September 30, 2013. Purchases of $23.5 million of securities classified as available for sale were made during the nine months ended September 30, 2013 and consisted primarily of U.S. government agency notes and bonds, municipal securities and CMOs. Maturities and principal repayments of available for sale securities totaled $17.3 million and $10.4 million, respectively, during the nine months ended September 30, 2013.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $23.2 million at December 31, 2012 to $16.8 million at September 30, 2013, primarily due to a decrease of $4.3 million in federal funds sold.

Total deposits decreased 1.9% from $384.3 million at December 31, 2012 to $377.0 million at September 30, 2013. Time accounts decreased $10.8 million during the nine months ended September 30, 2013, primarily due to customers not wanting to lock in to longer terms in the current low-rate environment. Noninterest-bearing checking accounts increased by $4.1 million during the nine months ended September 30, 2013 due to a combination of growth in existing accounts and new accounts.

FHLB borrowings decreased from $5.1 million at December 31, 2012 to $5.0 million at September 30, 2013 due to a $100,000 principal repayment. The remaining FHLB borrowings matured in October 2013.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $14.1 million at December 31, 2012 to $10.4 million at September 30, 2013 due to normal balance fluctuation.

Total stockholders’ equity attributable to the Company totaled $52.8 million at December 31, 2012 and September 30, 2013. Retained net income of $2.2 million was offset by a decrease of $2.2 million in the net unrealized gain on securities available for sale for the nine months ended September 30, 2013. The decrease in unrealized gains on available for sale securities during the year is primarily due to changes in long-term market interest rate forecasts.

Results of Operations

Net Income for the nine-month periods ended September 30, 2013 and 2012. Net income attributable to the Company was $3.8 million ($1.38 per share) for the nine months ended September 30, 2013 compared to $2.7 million ($0.96 per share) for the same period in 2012. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income, and a decrease in noninterest expense.

Net Income for the three-month periods ended September 30, 2013 and 2012. Net income attributable to the Company was $1.4 million ($0.51 per share) for the three months ended September 30, 2013 compared to $719,000 ($0.26 per share) for the three months ended September 30, 2012. Again, the increase is primarily due to increases in net interest income after provision for loan losses and noninterest income, and a decrease in noninterest expense.

Net interest income for the nine-month periods ended September 30, 2013 and 2012. Net interest income increased $282,000 for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in the average balance of interest-earning assets and an increase in the interest rate spread.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income decreased $340,000 for the nine months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, the average balance of interest-earning assets and their tax-equivalent yield were $425.1 million and 4.46%, respectively. During the same period in 2012, the average balance of those assets was $416.2 million and the tax-equivalent yield was 4.65%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels. The increase in the average balance of interest-earning assets was primarily in loans receivable, which increased $7.1 million when comparing the two periods.

Total interest expense decreased $622,000 for the nine months ended September 30, 2013 compared to the same period in 2012. The average rate paid on interest-bearing liabilities decreased from 0.75% for the nine months ended September 30, 2012 to 0.50% for the same period in 2013. The average balance of interest-bearing liabilities increased from $341.7 million for 2012 to $345.2 million for 2013 primarily due to an increase of $20.3 million in the average balance of savings and interest-bearing demand deposits partially offset by a $13.3 million decrease in the average balance of time accounts. As a result, the tax-equivalent interest rate spread increased from 3.90% for the nine-month period ended September 30, 2012 to 3.96% for the same period in 2013.

Net interest income for the three-month periods ended September 30, 2013 and 2012. Net interest income increased $94,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in the interest rate spread.

Total interest income decreased $73,000 when comparing the two periods despite an increase in the average balance of interest-earning assets of $3.6 million for 2013 compared to 2012, as the average tax-equivalent yield on interest-earning assets decreased from 4.59% for the quarter ended September 30, 2012 to 4.50% for the same period in 2013. The lower yields were also partially offset by a change in asset mix as the average balance of loans increased $5.0 million and the average balance of securities available for sale decreased $7.7 million when comparing the two periods.

Total interest expense decreased $167,000 for the three months ended September 30, 2013 compared to the same period in 2012. The average cost of interest-bearing liabilities decreased from 0.67% for the three months ended September 30, 2012 to 0.48% for the same period in 2013. As a result, the tax-equivalent interest rate spread increased from 3.92% for the quarter ended September 30, 2012 to 4.02% for the same period in 2013.

Provision for loan losses. The provision for loan losses decreased from $1.1 million for the nine-month period ended September 30, 2012 to $575,000 for the same period in 2013, and from $350,000 for the three months ended September 30, 2012 to $100,000 for three months ended September 30, 2013. Net charge offs amounted to $407,000 and $716,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. During the nine-month period ended September 30, 2013, gross loans receivable increased $10.6 million. As stated earlier in this report, commercial mortgage loans and commercial business loans increased $9.1 million and $1.4 million, respectively, and home equity loans and second mortgages decreased $2.3 million during the nine months ended September 30, 2013. The decrease in the provision for loan losses is due to the decrease in net charge-offs for 2013 compared to 2012 and a decrease in provisions related to nonperforming loans as discussed further below.

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

The allowance for loan losses was $4.9 million at September 30, 2013 and $4.7 million at December 31, 2012. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At September 30, 2013, nonperforming loans amounted to $5.2 million compared to $7.9 million at December 31, 2012. Included in nonperforming loans are loans 90 days or more past due and still accruing interest which are secured by residential mortgages of $334,000 and home equity loans and second mortgages of $149,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2013 and December 31, 2012, nonaccrual loans amounted to $4.7 million and $7.6 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2013 and 2012. Noninterest income for the nine months ended September 30, 2013 increased to $3.6 million compared to $3.3 million for the nine months ended September 30, 2012. Commission income and service charges on deposits increased $154,000 and $140,000, respectively, when comparing the two periods. These increases were partially offset by a decrease in gains on the sale of loans of $37,000 for 2013 compared to the prior year.

Noninterest income for the three-month periods ended September 30, 2013 and 2012. Noninterest income for the quarter ended September 30, 2013 increased $85,000 to $1.2 million compared to $1.1 million for the quarter ended September 30, 2012. Again, this increase was primarily due to increases in service charges on deposits and commission income of $67,000 and $39,000, respectively, when comparing the two periods.

Noninterest expense for the nine-month periods ended September 30, 2013 and 2012. Noninterest expense for the nine months ended September 30, 2013 decreased $778,000 compared to the nine months ended September 30, 2012. Compensation and benefits expenses decreased $939,000 primarily due to a pre-tax charge of $693,000 recognized as a result of the Bank’s voluntary early retirement program which took effect on September 30, 2012, and additional cost savings recognized in 2013 as a result of the voluntary early retirement program. This was partially offset by increases in data processing expenses, professional fees and other operating expenses of $91,000, $72,000 and $41,000, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended September 30, 2013 and 2012. Noninterest expense for the quarter ended September 30, 2013 decreased $713,000 compared to the same period in 2012. Compensation and benefits expenses decreased $714,000 primarily due to the previously mentioned voluntary early retirement program. This was partially offset by an increase of $37,000 in data processing expenses, primarily due to an increase in ATM processing fees and an increase in the number of customers using alternative delivery channels for their banking products.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2013 was $1.7 million, for an effective tax rate of 30.9%, compared to $1.0 million, for an effective tax rate of 27.3% for the same period in 2012. For the three-month period ended September 30, 2013, income tax expense and the effective tax rate were $653,000 and 31.4%, respectively, compared to $218,000 and 23.2%, respectively, for the same period in 2012. The increase in the effective tax rate for 2013 compared to 2012 was primarily the result of a decrease in tax-exempt income as a percent of income before income taxes for 2013.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2013, the Bank had cash and cash equivalents of $16.8 million and securities available-for-sale with a fair value of $112.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2013, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.8%, 14.8% and 16.1%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.0% and 10.0%, respectively. At September 30, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $165,000 at September 30, 2013.

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

For the nine months ended September 30, 2013, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2013 and December 31, 2012 financial information:

	At September 30, 2013		At December 31, 2012
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)		(Dollars in thousands)
300bp	$(388)	(2.24)%	$112	0.70%
200bp	(3)	(0.02)	480	2.97
100bp	139	0.80	488	3.02
Static	0	0	0	0
(100)bp	(304)	(1.75)	(183)	(1.13)

At September 30, 2013 and December 31, 2012, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario. At September 30, 2013, an immediate and sustained increase in rates of 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario while at December 31, 2012, those same changes would have increased the Company’s net interest income compared to a flat interest rate scenario.

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

PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2013 and December 31, 2012 financial information:

	At September 30, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
300bp	$43,940	$(16,394)	(27.17)%	10.79%	(277	)bp
200bp	50,869	(9,465)	(15.69)	12.12	(144	)bp
100bp	56,359	(3,975)	(6.59)	13.04	(52	)bp
Static	60,334	0	0	13.56	0	bp
(100)bp	64,006	3,672	6.09	13.99	43	bp

	At December 31, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
300bp	$50,786	$(13,193)	(20.62)%	11.73%	(193	)bp
200bp	56,976	(7,003)	(10.95)	12.81	(85	)bp
100bp	61,694	(2,285)	(3.57)	13.51	(15	)bp
Static	63,979	0	0	13.66	0	bp
(100)bp	66,799	2,820	4.41	13.92	26	bp

The previous tables indicate that at September 30, 2013 and December 31, 2012, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			Purchased	that May
			as Part of	Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
July 1 through July 31, 2013	365	20.21	365	189,217
August 1 through August 31, 2013	117	20.60	117	189,100
September 1 through September 30, 2013	0	N/A	0	189,100

Total	482	20.30	482

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)

10.2	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)

10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (3)

10.4	*Employee Severance Compensation Plan (4)

10.5	* First Capital, Inc. 2009 Equity Incentive Plan (5)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(5)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 13, 2013	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated November 13, 2013	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer