Form 10-K
period 2013-12-31
FIRST CAPITAL INC
filed 2014-03-27
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $53.2 million, based upon the closing price of $20.57 per share as quoted on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 4, 2014 was 2,784,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$107,029	35.65%	$108,097	37.37%	$116,338	40.84%	$130,143	43.11%	$139,085	43.45%
Land	10,309	3.43	9,607	3.32	9,910	3.48	9,534	3.16	10,288	3.21
Commercial real estate	76,496	25.48	68,731	23.76	57,680	20.25	59,901	19.84	60,580	18.92
Residential construction(2)	14,423	4.80	12,753	4.41	10,988	3.86	8,151	2.70	13,862	4.33
Commercial real estate construction	1,715	0.57	3,299	1.14	743	0.26	0	0.00	0	0.00

Total mortgage loans	209,972	69.93	202,487	70.00	195,659	68.69	207,729	68.81	223,815	69.91

Consumer Loans:
Home equity and second mortgage loans	34,815	11.60	36,962	12.78	38,641	13.57	43,046	14.26	46,360	14.48
Automobile loans	23,983	7.99	21,922	7.58	20,627	7.24	19,384	6.42	17,714	5.53
Loans secured by savings accounts	1,138	0.38	770	0.27	767	0.27	1,042	0.34	1,361	0.43
Unsecured loans	3,541	1.18	3,191	1.10	3,126	1.10	3,076	1.02	2,677	0.84
Other(3)	4,824	1.61	5,303	1.84	5,312	1.86	5,732	1.90	5,321	1.66

Total consumer loans	68,301	22.76	68,148	23.57	68,473	24.04	72,280	23.94	73,433	22.94

Commercial business loans	21,956	7.31	18,612	6.43	20,722	7.27	21,911	7.25	22,861	7.15

Total gross loans	300,229	100.00%	289,247	100.00%	284,854	100.00%	301,920	100.00%	320,109	100.00%

Less:
Due to borrowers on loans in process	7,142		4,306		4,768		3,119		4,372
Deferred loan fees net of direct costs	(341)		(202)		(143)		(222)		(286)
Allowance for loan losses	4,922		4,736		4,182		4,473		4,931

Total loans, net	$288,506		$280,407		$276,047		$294,550		$311,092

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $14.4 million, or 13.4% of the residential loan portfolio at December 31, 2013. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of the risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2013, the Bank originated and funded $36.7 million of residential mortgage loans for sale in the secondary market. For a full discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2013, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $4.7 million and outstanding balances of $2.9 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $31.1 million at December 31, 2013, of which $13.5 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2013, the Bank granted approximately $574,000 of credit to customers of the dealership and all loans purchased from the corporation had an aggregate outstanding balance of $951,000 at December 31, 2013. At December 31, 2013, three loans purchased from the corporation were delinquent 30 days or more with an aggregate outstanding balance of $17,000.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary, and often insufficient, source of repayment. The Bank has four commercial lenders and two commercial credit analysts committed to growing commercial business loans to facilitate the changes desired in the Bank’s balance sheet. The Bank also uses an outside loan review company to review selected commercial credits on an annual basis.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$5,752	$14,400	$12,941	$26,603	$18,921	$28,412	$107,029
Commercial real estate and land loans(1)	13,777	11,321	12,431	27,631	14,565	8,795	88,520
Residential construction(2)	14,423	0	0	0	0	0	14,423
Consumer loans	19,474	24,321	10,456	13,930	18	113	68,301
Commercial business	11,526	5,858	1,862	1,553	756	401	21,956

Total gross loans	$64,952	$55,889	$37,690	$69,717	$34,260	$37,721	$300,229

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2014, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$57,944	$43,333
Commercial real estate and land loans	22,939	51,804
Residential construction	0	0
Consumer loans	26,798	22,029
Commercial business	5,300	5,130

Total gross loans	$112,981	$122,296

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

Loan Commitments and Letters of Credit. The Bank issues commitments for fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $6.3 million at December 31, 2013.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2013, the Bank had outstanding letters of credit of $1.2 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $341,000 of net deferred loan costs at December 31, 2013.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2013, the Bank had commitments to originate $280,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$1,533	$2,773	$2,528	$3,230	$2,295
Commercial real estate(2)	1,576	2,961	2,858	1,780	3,445
Commercial business	1,898	1,776	1,928	2,148	2,238
Consumer	252	73	87	390	456

Total	5,259	7,583	7,401	7,548	8,434

Accruing loans past due 90 days or more:
Residential real estate(1)	180	215	143	334	563
Commercial real estate(2)	0	0	38	0	202
Commercial business	0	0	0	20	0
Consumer	47	74	182	25	317

Total	227	289	363	379	1,082

Total nonperforming loans	5,486	7,872	7,764	7,927	9,516

Foreclosed real estate, net	466	295	661	591	877

Total nonperforming assets	$5,952	$8,167	$8,425	$8,518	$10,393

Total nonperforming loans to net loans	1.90%	2.81%	2.81%	2.69%	3.06%
Total nonperforming loans to total assets	1.23%	1.71%	1.77%	1.75%	2.09%
Total nonperforming assets to total assets	1.34%	1.78%	1.92%	1.88%	2.28%

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction and land loans.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank recognized $4,000 in interest income on nonaccrual loans for the fiscal year ended December 31, 2013. The Bank would have recorded interest income of $261,000 for the year ended December 31, 2013 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank does not forgive principal or interest on loans or modify interest rates to rates that are below market rates. These modified loans are also referred to as “troubled debt restructurings.”

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2013, troubled debt restructurings totaled $3.6 million and the related allowance for loan losses on troubled debt restructurings was $1.3 million. Troubled debt restructurings on nonaccrual status totaling $1.9 million at December 31, 2013 are included in the nonperforming loans totals above. Troubled debt restructurings performing according to their restructured terms and on accrual status totaled $1.7 million at December 31, 2013. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding troubled debt restructurings.

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

At December 31, 2013, the Bank had $5.3 million in doubtful loans and $5.9 million in substandard loans, of which all but $5.7 million are included in total nonperforming loans disclosed in the above table. In addition, the Bank identified $4.1 million in loans as special mention loans at December 31, 2013.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2013, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2013, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 10% to 48%.

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

At December 31, 2013, 2012 and 2011, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	5,259	7,583	7,401
Substandard(1)	5,904	8,072	6,981
Special mention	4,066	4,041	8,385

(1)	Includes substandard loans and one available for sale security downgraded below investment grade by various rating agencies with a carrying value of $237,000 at December 31, 2011.

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Impaired loans with related allowance	$3,129	$4,093	$4,698
Impaired loans with no allowance	3,791	3,711	3,165

Total impaired loans	$6,920	$7,804	$7,863

Allowance for loan losses:
Related to impaired loans	$1,529	$1,652	$1,658
Related to other loans	3,393	3,084	2,524

See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2013, the Bank had foreclosed real estate totaling $466,000. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2013, the Company’s specific allowances totaled $1.5 million, including a specific allowance of $1.3 million on a commercial loan secured by a medical office facility and medical equipment. The loan had a balance of $1.7 million at December 31, 2013 and the loan was on nonaccrual status.

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

At December 31, 2013, management adjusted the qualitative factors for the commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.1 million. These changes we made to better reflect management’s analysis of inherent losses in these portfolio segments at December 31, 2013.

At December 31, 2013, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2013, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2013.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2013.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.30 for this component at December 31, 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2013. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $471,000 at December 31, 2013.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans. The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $521,000 at December 31, 2013.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance at beginning of period	$4,736	$4,182	$4,473	$4,931	$2,662
Provision for loan losses	725	1,525	1,825	2,037	4,289

	5,461	5,707	6,298	6,968	6,951

Recoveries:
Residential real estate	60	16	18	9	26
Commercial real estate and land	17	1	0	4	6
Commercial business	74	10	45	9	14
Consumer	202	200	248	214	209

Total recoveries	353	227	311	236	255

Charge-offs:
Residential real estate	353	418	819	620	425
Commercial real estate and land	92	108	396	1,326	920
Commercial business	20	17	333	29	181
Consumer	427	655	879	756	749

Total charge-offs	892	1,198	2,427	2,731	2,275

Net (charge-offs) recoveries	(539)	(971)	(2,116)	(2,495)	(2,020)

Balance at end of period	$4,922	$4,736	$4,182	$4,473	$4,931

Ratio of allowance to total loans outstanding at the end of the period	1.64%	1.64%	1.47%	1.48%	1.54%
Ratio of net charge-offs to average loans outstanding during the period	0.19%	0.35%	0.72%	0.80%	0.63%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate(1)	$874	40.45%	$922	41.78%	$861	44.70%	$1,045	45.81%	$1,297	47.78%
Commercial real estate and land loans(2)	1,436	29.48	1,381	28.22	1,362	23.99	1,106	23.00	1,772	22.13
Commercial business	1,446	7.31	1,223	6.43	1,160	7.27	1,251	7.25	1,264	7.15
Consumer	1,116	22.76	1,210	23.57	799	24.04	1,071	23.94	598	22.94

Total allowance for loan losses	$4,922	100.00%	$4,736	100.00%	$4,182	100.00%	$4,473	100.00%	$4,931	100.00%

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2013, securities with a market value of $282,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2013, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2013				2012				2011
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Mortgage-backed securities (3)	9	9	0.01	1.63%	12	12	0.01	1.96%	16	16	0.01	2.34%

	$9	$9	0.01%		$12	$12	0.01%		$16	$16	0.01%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$0	$0	0.00%	0.00%	$0	$0	0.00%	0.00%	$894	$892	0.82%	4.36%
Due after one year through five years	7,005	7,045	6.41	0.92%	7,509	7,445	6.19	1.27%	8,607	8,543	7.84	1.96%
Due after five years through ten years	16,460	16,857	15.33	1.41%	7,098	6,999	5.82	1.50%	11,134	11,014	10.11	1.86%
Due after ten years through fifteen years	7,449	7,692	7.00	1.73%	23,946	23,829	19.80	1.63%	21,728	21,522	19.76	1.99%
Mortgage-backed securities and CMOs (3)	38,610	38,894	35.38	1.85%	45,866	45,220	37.58	1.84%	36,388	35,781	32.85	2.40%
Municipal:
Due in one year or less	0	0	0.00	0.00%	507	505	0.42	5.51%	1,419	1,407	1.29	4.19%
Due after one year through five years	2,019	1,961	1.78	4.01%	1,074	1,018	0.85	5.55%	2,000	1,952	1.79	5.30%
Due after five years through ten years	14,065	13,841	12.59	4.83%	9,299	8,915	7.41	4.37%	6,443	6,011	5.52	5.68%
Due after ten years	19,956	20,398	18.55	4.40%	23,437	22,167	18.42	4.98%	17,439	16,430	15.08	5.95%
Equity securities:
Mutual funds	3,198	3,238	2.95	N/A	4,237	4,213	3.50	N/A	5,388	5,369	4.93	N/A

	$108,762	$109,926	99.99%		$122,973	$120,311	99.99%		$111,440	$108,921	99.99%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and collateralized mortgage obligations (CMOs) may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2013.

Maturity Period	Amount at December 31, 2013
(Dollars in thousands)
Three months or less	$4,299
Over three through six months	3,065
Over six through 12 months	4,959
Over 12 months	13,083

Total	$25,406

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2013			2012			2011
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$56,436	15.10%	$(279)	$56,715	14.76%	$9,402	$47,313	12.99%	$6,539
NOW accounts	150,763	40.33	(3,850)	154,613	40.23	12,762	141,851	38.93	(12,534)
Savings accounts	67,968	18.18	7,016	60,952	15.86	12,849	48,103	13.20	4,615
Money market accounts	11,321	3.03	81	11,240	2.92	(3,270)	14,510	3.98	951
Fixed rate time deposits which mature:
Within one year	42,181	11.28	(11,192)	53,373	13.89	3,276	50,097	13.75	(31,117)
After one year, but within three years	33,942	9.08	(5,194)	39,136	10.18	(10,174)	49,310	13.53	12,787
After three years, but within five years	11,111	2.97	2,884	8,227	2.14	(4,850)	13,077	3.59	5,138
After five years	0	0.00	(5)	5	0.00	(33)	38	0.01	(20)
Club accounts	108	0.03	26	82	0.02	7	75	0.02	12

Total	$373,830	100.00%	$(10,513)	$384,343	100.00%	$19,969	$364,374	100.00%	$(13,629)

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2013.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00% — 0.99%	$25,480	$15,543	$9,759	$0	$50,782	58.21%
1.00% — 1.99%	12,376	17,855	1,327	0	31,558	36.18
2.00% — 2.99%	4,146	381	0	0	4,527	5.19
3.00% — 3.99%	45	0	0	0	45	0.05
4.00% — 4.99%	0	163	25	0	188	0.22
5.00% — 5.99%	134	0	0	0	134	0.15
6.00% — 6.99%	0	0	0	0	0	0.00

Total	$42,181	$33,942	$11,111	$0	$87,234	100.00%

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

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum balance at any month end	$5,500	$10,925	$16,529
Average balance	4,135	10,287	14,557
Period end balance	5,500	5,100	12,350
Weighted average interest rate:
At end of period	0.50%	3.63%	3.78%
During the period	3.65%	3.75%	4.02%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum balance at any month end	$13,041	$14,092	$9,608
Average balance	11,015	10,074	9,174
Period end balance	9,310	14,092	9,125
Weighted average interest rate:
At end of period	0.26%	0.25%	0.51%
During the period	0.25%	0.38%	0.64%

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

Personnel

As of December 31, 2013, the Bank had 116 full-time employees and 29 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

At December 31, 2013, the Bank met each of its capital requirements. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2013, the Bank maintained 70% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to Federal Reserve Board of the capital distribution if, like the Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC.

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

Assessments. Savings associations were previously required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by the Bank for the year ended December 31, 2013 totaled $128,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2013 of $2.8 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2014, require a 3% ratio for up to $79.5 million and an exemption of $12.4 million. The Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

Indiana Taxation

Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 8.0%, 7.5%, 7.0% and 6.5% for the Company’s tax years ending December 31, 2014, 2015, 2016 and 2017, respectively, and will remain at 6.5% for the tax years ending after December 31, 2017. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Company’s Indiana state income tax returns have not been audited in the past five years.

ITEM 1A.	RISK FACTORS

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2013, $143.4 million, or 47.8% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2013, the Bank’s commercial business loan portfolio amounted to $22.0 million, or 7.3% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2013, the Bank’s commercial real estate loan portfolio amounted to $76.5 million, or 25.5% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

Current economic conditions pose significant challenges that could adversely affect our financial condition and results of operations.

Our success depends to a large degree on the general economic conditions in our market areas. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. If economic conditions do not improve or continue to decline, we could experience any of the following consequences, each of which could further adversely affect our business: demand for our products and services could decline; problem assets and foreclosures may increase; and loan losses may increase.

We could experience further adverse consequences in the event of a prolonged economic downturn in our market due to our exposure to commercial loans across various lines of business. A prolonged economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of a prolonged economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans and regulating debit card interchange fees. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, it is likely that the provisions of the Dodd-Frank Act will have an adverse impact on our operations, particularly through increased regulatory burden and compliance costs.

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2013.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:
220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,528	Owned		12,000
Branch Offices:
391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	13	Leased	(2)	425
8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	578	Owned		3,500
710 Main Street Palmyra, Indiana 47164	1991	943	Owned		6,000
9849 Highway 150 Greenville, Indiana 47124	1986	166	Owned		2,484
5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,261	Owned		4,988
317 East U.S. Highway 150 Hardinsburg, Indiana 47125	1996	113	Owned		1,834
4303 Charlestown Crossing New Albany, Indiana 47150	1999	731	Owned		3,500
3131 Grant Line Road New Albany, Indiana 47150	2003	1,494	Owned		12,200
5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	554	Owned		4,160
2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,140	Owned		4,090
1312 S. Jackson Street Salem, Indiana 47167	2007	936	Owned		3,400
2420 Barron Avenue NE Lanesville, Indiana 47136	2010	835	Owned		1,450

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2015.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2013, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2013, the Company had 1,181 stockholders of record and 2,784,088 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Note 18 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2013 and 2012 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2013:
First Quarter	$20.50	$19.31	$0.20	$20.37
Second Quarter	20.60	19.40	0.20	20.57
Third Quarter	21.86	19.75	0.20	21.34
Fourth Quarter	21.96	19.40	0.20	21.26
2012:
First Quarter	$21.95	$18.51	$0.19	$21.17
Second Quarter	21.50	20.10	0.19	20.77
Third Quarter	21.00	19.07	0.19	19.50
Fourth Quarter	21.67	18.38	0.19	19.47

Purchases of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	100	$21.34	100	189,000
November 1 through November 30, 2013	327	$21.56	327	188,673
December 1 through December 31, 2013	0	N/A	0	188,673

Total	427		427

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

FINANCIAL CONDITION DATA:	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Total assets	$444,384	$459,132	$438,886	$452,378	$455,534
Cash and cash equivalents (1)	11,136	21,811	18,923	21,575	15,857
Securities available for sale	108,762	122,973	111,440	100,851	93,729
Securities held to maturity	9	12	16	32	62
Net loans	288,506	280,407	276,047	294,550	311,092
Deposits	373,830	384,343	364,374	378,003	374,476
Retail repurchase agreements	9,310	14,092	9,125	8,669	7,949
Advances from Federal Home Loan Bank	5,500	5,100	12,350	15,729	47,830
Stockholders’ equity, net of noncontrolling interest in subsidiary	53,227	52,824	50,942	47,893	45,944

	For the Year Ended
OPERATING DATA:	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Interest income	$18,411	$18,800	$20,273	$21,834	$22,969
Interest expense	1,653	2,465	3,760	5,502	8,388

Net interest income	16,758	16,335	16,513	16,332	14,581
Provision for loan losses	725	1,525	1,825	2,037	4,289

Net interest income after provision for loan losses	16,033	14,810	14,688	14,295	13,371

Noninterest income	4,640	4,537	4,051	3,906	3,373
Noninterest expense	13,331	13,853	13,211	12,762	13,473

Income before income taxes	7,342	5,494	5,528	5,439	192
Income tax expense (benefit)	2,255	1,559	1,543	1,561	(586)

Net Income	5,087	3,935	3,985	3,878	778

Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	12

Net Income Attributable to First Capital, Inc.	$5,074	$3,922	$3,972	$3,865	$766

PER SHARE DATA (2):
Net income—basic	$1.82	$1.41	$1.43	$1.39	$0.28
Net income—diluted	1.82	1.41	1.43	1.39	0.28
Dividends	0.80	0.76	0.76	0.74	0.72

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,
	2013	2012	2011	2010	2009
Performance Ratios:
Return on assets (1)	1.11%	0.86%	0.90%	0.84%	0.17%
Return on average equity (2)	9.56%	7.54%	8.04%	8.10%	1.62%
Dividend payout ratio (3)	43.96%	53.90%	53.15%	53.24%	257.14%
Average equity to average assets	11.65%	11.46%	11.13%	10.43%	10.34%
Interest rate spread (4)	3.98%	3.86%	3.98%	3.74%	3.26%
Net interest margin (5)	4.07%	4.00%	4.14%	3.96%	3.56%
Noninterest expense to average assets	2.93%	3.05%	2.98%	2.79%	2.95%
Average interest earning assets to average interest bearing liabilities	124.42%	124.39%	118.79%	116.24%	115.08%
Regulatory Capital Ratios (Bank only):
Tier I—adjusted total assets	10.89%	10.00%	10.06%	9.32%	8.66%
Tier I—risk based	14.86%	14.35%	16.11%	14.83%	13.39%
Total risk-based	16.11%	15.60%	17.05%	15.54%	13.99%
Asset Quality Ratios:
Nonperforming loans as a percent of net loans (6)	1.90%	2.81%	2.81%	2.69%	3.06%
Nonperforming assets as a percent of total assets (7)	1.34%	1.78%	1.92%	1.88%	2.28%
Allowance for loan losses as a percent of gross loans receivable	1.64%	1.64%	1.47%	1.48%	1.54%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.

(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations, all of which show positive trends and improvement, including the following:

•	Net income and earnings per share – Net income attributable to the Company was $5.1 million, or $1.82 per share for 2013 compared to $3.9 million, or $1.41 per share for 2012. However, had the voluntary early retirement program discussed below not been established in 2012, net income would have been $4.3 million, or $1.53 per share for 2012.

•	Return on average assets and return on average equity – Return on average assets for 2013 was 1.11% compared to 0.86% for 2012, and return on average equity for 2013 was 9.56% compared to 7.54% for 2012. Excluding the net effect of the voluntary early retirement program would increase the return on average assets for 2012 to 0.94% and the return on average equity to 8.20%.

•	Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 62.3% for 2013 compared to 66.4% for 2012. Excluding the expense associated with the voluntary early retirement program, the efficiency ratio would have been 63.7% for 2012.

•	Asset quality – Net loan charge-offs decreased from $971,000 for 2012 to $539,000 for 2013. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $8.2 million, or 1.78% of total assets at December 31, 2012 to $6.0 million, or 1.34% of total assets at December 31, 2013. The allowance for loan losses was 1.64% of total loans and 89.72% of nonperforming loans at December 31, 2013 compared to 1.64% of total loans and 60.16% at December 31, 2012.

•	Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $19.47 at December 31, 2012 to $21.26 at December 31, 2013 and dividends of $0.80 per share, was 13.3% for 2013.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•	Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on reducing nonperforming assets and originating high-quality commercial and consumer loans.

•	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

•	Improving profitability by expanding our product offerings to customers and investing in technology to increase the productivity and efficiency of our staff.

•	Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income.

•	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

•	Evaluating vendor contracts for potential cost savings and efficiencies.

•	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

•	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions.

•	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses as well as changes to the methodology for determining the allowance for loan losses during the year ended December 31, 2013.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 20 and Note 21 of the accompanying Notes to Consolidated Financial Statements describe the methodologies used to determine the fair value of investment securities, impaired loans, foreclosed real estate and other assets. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2013.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Income. Net income attributable to the Company was $5.1 million ($1.82 per share diluted; weighted average common shares outstanding of 2,784,690, as adjusted) for the year ended December 31, 2013 compared to $3.9 million ($1.41 per share diluted; weighted average common shares outstanding of 2,785,286, as adjusted) for the year ended December 31, 2012.

Net Interest Income. Net interest income increased $423,000, or 2.6%, from $16.3 million for 2012 to $16.8 million for 2013 primarily due to an increase in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income decreased 2.1% from $18.8 million for 2012 to $18.4 million for 2013. This decrease was primarily a result of the average tax-equivalent yield on interest-earning assets decreasing from 4.59% for 2012 to 4.46% for 2013 partially offset by an increase in the average balance of interest-earning assets from $421.8 million for 2012 to $426.6 million for 2013. Interest on loans decreased $172,000 as a result of the average tax-equivalent yield on loans decreasing from 5.70% for 2012 to 5.50% for 2013 partially offset by the average balance of loans increasing from $281.4 million for 2012 to $288.9 million for 2013. Interest on investment securities (including Federal Home Loan Bank stock) decreased $231,000 for 2013 compared to 2012 due to decreases in the average tax-equivalent yield of investment securities from 2.73% for 2012 to 2.64% for 2013 and the average balance of investment securities from $118.4 million for 2012 to $116.5 million for 2013. Management continued to focus loan origination efforts on commercial and consumer loans during 2013. Market interest rates remained at near historic lows throughout 2013, so as loans and investment securities mature or pay down they are replaced with lower yielding new loan originations and investment purchases.

Total interest expense decreased $812,000, from $2.5 million for 2012 to $1.7 million for 2013, due to a decrease in the average cost of funds from 0.73% for 2012 to 0.48% for 2013, partially offset by an increase in the average balance of interest-bearing liabilities from $339.1 million for 2012 to $342.9 million for 2013. Interest expense on deposits decreased 27.8% from $2.0 million for 2012 to $1.5 million for 2013 as a result of a decrease in the average cost of interest-bearing deposits, which decreased from 0.64% for 2012 to 0.45% for 2013 partially offset by an increase in the average balance of interest-bearing deposits from $318.7 million for 2012 to $327.7 million for 2013. Interest expense on Federal Home Loan Bank advances decreased 60.9% from $386,000 for 2012 to $151,000 for 2013. The average cost of Federal Home Loan Bank advances decreased from 3.75% for 2012 to 3.65% for 2013, and the average balance of Federal Home Loan Bank advances decreased from $10.3 million for 2012 to $4.2 million for 2013, due to scheduled advance maturities. For further information, see “Average Balance Sheets” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2013 and 2012 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $725,000 for 2013 compared to $1.5 million for 2012. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses for 2013 compared to the prior year primarily due to a decrease in net charge-offs and a decrease in nonperforming loans. Net charge-offs decreased when comparing the two periods, from $971,000 for 2012 to $539,000 for 2013, and nonperforming loans decreased from $7.9 million at December 31, 2012 to $5.3 million at December 31, 2013. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year and to allow for inherent loss exposure due to weakened general economic conditions such as depreciating collateral values, job losses and continued pressures on household budgets in the Bank’s market area.

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

Noninterest income. Noninterest income increased $103,000 to $4.6 million for 2013 compared to $4.5 million for 2012. Service charges on deposit accounts and commission income increased by $158,000 and $135,000, respectively, when comparing the two periods. These increases were partially offset by a $203,000 decrease in gains on the sale of loans primarily due to a decrease in sales activity during the quarter ended December 31, 2013 as a result of higher interest rates.

Noninterest expense. Noninterest expense decreased $522,000, or 3.8%, to $13.3 million for 2013 compared to $13.9 million for 2012. The decrease was primarily due to a decrease of $764,000 in compensation and benefits expenses. This decrease was primarily due to the Bank’s voluntary early retirement program which resulted in a pre-tax charge to earnings of $693,000 during the quarter ended September 30, 2012. The decrease in compensation and benefits expenses was partially offset by a $134,000 increase in data processing expenses primarily due to higher costs associated with alternative customer delivery channels.

Income tax expense. The Company recognized income tax expense of $2.3 million (effective tax rate of 30.7%) for 2013, compared to $1.6 million (effective tax rate of 28.4%) for 2012. The increase in income tax expense and the effective tax rate for 2013 is primarily due to a decrease in tax exempt income as a percentage of total income.

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

	Year Ended December 31,
	2013			2012			2011
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2):
Taxable (3)	$286,514	$15,748	5.50%	$278,874	$15,916	5.71%	$290,527	$17,124	5.89%
Tax-exempt	2,382	129	5.42%	2,501	135	5.40%	1,533	84	5.48%

Total loans	288,896	15,877	5.50%	281,375	16,051	5.70%	292,060	17,208	5.89%

Investment securities:
Taxable (3)	83,876	1,392	1.66%	92,980	1,771	1.90%	81,085	2,017	2.49%
Tax-exempt	32,654	1,689	5.17%	25,417	1,464	5.76%	26,585	1,574	5.92%

Total investment securities	116,530	3,081	2.64%	118,397	3,235	2.73%	107,670	3,591	3.34%

Federal funds sold and interest-bearing deposits with banks	21,198	72	0.34%	21,998	58	0.26%	12,466	38	0.30%

Total interest-earning assets	426,624	19,030	4.46%	421,770	19,344	4.59%	412,196	20,837	5.06%

Noninterest-earning assets	28,959			31,953			31,596

Total assets	$455,583			$453,723			$443,792

Interest-bearing liabilities:
Interest-bearing demand deposits	$168,774	$412	0.24%	$156,704	$487	0.31%	$157,667	$842	0.53%
Savings accounts	65,587	65	0.10%	55,369	61	0.11%	46,234	90	0.19%
Time deposits	93,375	997	1.07%	106,625	1,493	1.40%	119,359	2,184	1.83%

Total deposits	327,736	1,474	0.45%	318,698	2,041	0.64%	323,260	3,116	0.96%

Retail repurchase agreements	11,015	28	0.25%	10,074	38	0.38%	9,174	59	0.64%
FHLB advances	4,135	151	3.65%	10,287	386	3.75%	14,557	585	4.02%

Total interest-bearing liabilities	342,886	1,653	0.48%	339,059	2,465	0.73%	346,991	3,760	1.08%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	58,167			60,509			46,001
Other liabilities	1,462			2,169			1,422

Total liabilities	402,515			401,737			394,414
Stockholders’ equity	53,068			51,986			49,378

Total liabilities and stockholders’ equity (4)	$455,583			$453,723			$443,792

Net interest income		$17,377			$16,879			$17,077

Interest rate spread			3.98%			3.86%			3.98%

Net interest margin			4.07%			4.00%			4.14%

Ratio of average interest – earning assets to average interest-bearing liabilities			124.42%			124.39%			118.79%

(1)	Interest income on loans includes fee income of $754,000, $654,000 and $662,000 for the years ended December 31, 2013, 2012, and 2011, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and Federal Home Loan Bank Stock.
(4)	Stockholders’ equity attributable to First Capital, Inc.

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

	2013 Compared to 2012 Increase (Decrease) Due to				2012 Compared to 2011 Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(587)	$435	$(16)	$(168)	$(533)	$(696)	$21	$(1,208)
Tax-exempt	1	(7)	0	(6)	(1)	53	(1)	51

Total loans	(586)	428	(16)	(174)	(534)	(643)	20	(1,157)

Investment securities:
Taxable	(226)	(175)	22	(379)	(476)	300	(70)	(246)
Tax-exempt	(150)	418	(43)	225	(43)	(69)	2	(110)

Total investment securities	(376)	243	(21)	(154)	(519)	231	(68)	(356)

Federal funds sold and interest-bearing deposits with banks	17	(2)	(1)	14	(5)	29	(4)	20

Total net change in income on interest- earning assets	(945)	669	(38)	(314)	(1,058)	(383)	(52)	(1,493)

Interest-bearing liabilities:
Interest-bearing deposits	(608)	58	(17)	(567)	(1,044)	(46)	15	(1,075)
Retail repurchase agreements	(13)	4	(1)	(10)	(25)	6	(2)	(21)
FHLB advances	(10)	(231)	6	(235)	(39)	(172)	12	(199)

Total net change in expense on interest- bearing liabilities	(631)	(169)	(12)	(812)	(1,108)	(212)	25	(1,295)

Net change in net interest income	$(314)	$838	$(26)	$498	$50	$(171)	$(77)	$(198)

Comparison of Financial Condition at December 31, 2013 and 2012

Total assets decreased 3.2% from $459.1 million at December 31, 2012 to $444.4 million at December 31, 2013 primarily due to decreases in securities available for sale and cash and cash equivalents partially offset by an increase in net loans receivable.

Net loans increased 2.9% from $280.4 million at December 31, 2012 to $288.5 million at December 31, 2013. The primary contributing factor to the increase in net loans was an increase of $7.8 million in commercial real estate loans. This was partially offset by decreases of $2.1 million in home equity and second mortgage loans and $1.1 million in residential mortgage loans as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $36.7 million in new residential mortgages for sale in the secondary market during 2013 compared to $42.7 million in 2012. These loans were originated and funded by the Bank and sold in the secondary market. Of this total, $9.9 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. In addition to commercial mortgage loans, commercial business loans and other consumer loans also increased by $3.3 million and $2.3 million, respectively, during 2013.

Securities available for sale, at fair value, consisting primarily of U. S. agency mortgage-backed obligations, U. S. agency notes and bonds, and municipal obligations, decreased $14.2 million, from $123.0 million at December 31, 2012 to $108.8 million at December 31, 2013. Purchases of securities available for sale totaled $25.9 million in 2013. These purchases were offset by maturities of $22.2 million, principal repayments of $12.7 million and sales of $517,000. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents decreased from $21.8 million at December 31, 2012 to $11.1 million at December 31, 2013. The decrease is due primarily to a decrease in federal funds sold as a result of decreases in deposit accounts during 2013 and the investment of excess liquidity in interest-bearing time deposits with other financial institutions which increased by $3.0 million during 2013.

Total deposits decreased 2.7%, from $384.3 million at December 31, 2012 to $373.8 million at December 31, 2013. Time deposits decreased $13.5 million during 2013 as some customers are unwilling to lock into long-term commitments while interest rates are at their current low levels. Interest-bearing demand deposits decreased $3.8 million during 2013 primarily due to normal fluctuations in the balance of operating accounts of public entities, such as counties, cities and school corporations. Savings accounts increased $7.0 million during 2013.

Federal Home Loan Bank borrowings increased $400,000 from $5.1 million at December 31, 2012 to $5.5 million at December 31, 2013. New advances of $5.5 million were drawn during the year while principal payments on advances totaled $5.1 million during 2013.

Retail repurchase agreements, which represent overnight borrowings from business and local municipal deposit customers, decreased from $14.1 million at December 31, 2012 to $9.3 million at December 31, 2013, primarily due to normal balance fluctuations.

Total stockholders’ equity attributable to the Company increased from $52.8 million at December 31, 2012 to $53.2 million at December 31, 2013. This increase is primarily the result of retained net income of $2.8 million, partially offset by a net unrealized loss on available for sale securities of $2.4 million. During 2013, the Company repurchased 909 shares of its stock at a weighted average price of $20.78 per share. As of December 31, 2013, the Company had repurchased 51,794 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 380,328 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2013	2012
	(In thousands)
Commitments to originate new loans	$6,318	$13,194
Undisbursed portion of construction loans	7,142	4,306
Unfunded commitments to extend credit under existing commercial and personal lines of credit	44,285	38,480
Standby letters of credit	1,184	781

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2013:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$373,830	$328,777	$33,942	$11,111	$0
Federal Home Loan Bank advances	5,500	5,500	0	0	0
Retail repurchase agreements	9,310	9,310	0	0	0
Operating lease obligations	19	15	4	0	0

Total contractual obligations	$388,659	$343,602	$33,946	$11,111	$0

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the Federal Home Loan Bank of Indianapolis. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2013, the Bank had cash and interest-bearing deposits with banks of $15.6 million and securities available for sale with a fair value of $108.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and collateral eligible for repurchase agreements.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2013, the Bank had total commitments to extend credit of $58.9 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2013, the Bank had certificates of deposit scheduled to mature within one year of $42.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2013, the Company (on an unconsolidated basis) had liquid assets of $132,000.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulations. As of December 31, 2013 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.9%, 14.9% and 16.1%, respectively. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

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

The Company’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates by operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and decrease the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of short-term commercial and consumer loans, all of which are retained by the Company for its portfolio. The Company relies on retail deposits as its primary source of funds. Management believes the use of retail deposits, compared to brokered deposits, reduces the effects of interest rate fluctuations because they generally represent a more stable source of funds.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2013 and 2012 financial information.

	At December 31, 2013		At December 31, 2012
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(152)	(0.88)%	$112	0.70%
200bp	197	1.14	480	2.97
100bp	280	1.62	488	3.02
Static	—	—	—	—
(100)bp	(232)	(1.34)	(183)	(1.13)

At December 31, 2013, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would increase the Company’s net interest income by $280,000, or 1.62%, over a one year horizon compared to a flat interest rate scenario. Furthermore, a rate increase of 2.00% and would cause net interest income to increase by 1.14%. Alternatively, an immediate and sustained decrease in rates of 1.00% or an increase of 3.00% would decrease the Company’s net interest income by 1.34% or 0.88%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2013 and 2012 financial information.

	At December 31, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$44,399	$(15,949)	(26.43)%	11.01%	(271	)bp
200bp	51,134	(9,214)	(15.27)	12.31	(141	)bp
100bp	56,380	(3,968)	(6.57)	13.19	(53	)bp
Static	60,348	—	—	13.72	—	bp
(100)bp	64,329	3,981	6.60	14.22	50	bp

	At December 31, 2012
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$50,786	$(13,193)	(20.62)%	11.73%	(193	)bp
200bp	56,976	(7,003)	(10.95)	12.81	(85	)bp
100bp	61,694	(2,285)	(3.57)	13.51	(15	)bp
Static	63,979	—	—	13.66	—	bp
(100)bp	66,799	2,820	4.41	13.92	26	bp

The previous table indicates that at December 31, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	46	Executive Vice President, Chief Financial Officer and Treasurer
Dennis L. Thomas	57	Senior Vice President- Lending
Jill Keinsley	46	Senior Vice President, Human Resources Director

(1)	As of December 31, 2013.

Biographical Information

M. Chris Frederick has been affiliated with the Bank since June 1990 and has served in his present position since 2013. Prior to that time, Mr. Frederick served as Senior Vice President, Chief Financial Officer and Treasurer since 1997.

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

The information regarding executive compensation, compensation committee interlocks and insider participation and compensation committee report is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2013

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

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the sections captioned “Transactions with Related Persons” and “Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the section captioned “Item 2 – Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Employment Agreement with William W. Harrod (4)

10.2	*Employment Agreement with M. Chris Frederick (4)

10.3	*Employment Agreement with Dennis Thomas

10.4	*Employee Severance Compensation Plan (3)

10.5	*First Federal Bank, A Federal Savings Bank 1994 Stock Option Plan (as assumed by First Capital, Inc. effective December 31, 1998) (5)

10.6	*First Capital, Inc. 1999 Stock-Based Incentive Plan (6)

10.7	*1998 Officers’ and Key Employees’ Stock Option Plan for HCB Bancorp (6)

10.8	*First Capital, Inc. 2009 Equity Incentive Plan (7)

10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (8)

10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (8)

10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (8)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)

23.0	Consent of Monroe Shine and Co., Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(4)	Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2012.
(5)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-76543.
(6)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form S-8, and any amendments thereto, Registration Statement No. 333-95987.
(7)	Incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2010.
(8)	Incorporated by reference to the Exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

March 27, 2014

MONROE SHINE & CO., INC. ¿ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(In thousands, except share and per share data)	2013	2012
ASSETS
Cash and due from banks	$10,058	$11,277
Interest bearing deposits with banks	467	575
Federal funds sold	611	9,959

Total cash and cash equivalents	11,136	21,811
Interest-bearing time deposits	4,425	1,400
Securities available for sale, at fair value	108,762	122,973
Securities-held to maturity	9	12
Loans, net	288,506	280,407
Loans held for sale	1,611	3,609
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	466	295
Premises and equipment	10,347	10,757
Accrued interest receivable	1,716	1,757
Cash value of life insurance	6,332	6,172
Goodwill	5,386	5,386
Other assets	2,868	1,733

Total Assets	$444,384	$459,132

LIABILITIES
Deposits:
Noninterest-bearing	$56,436	$56,715
Interest-bearing	317,394	327,628

Total deposits	373,830	384,343
Retail repurchase agreements	9,310	14,092
Advances from Federal Home Loan Bank	5,500	5,100
Accrued interest payable	192	290
Accrued expenses and other liabilities	2,213	2,371

Total liabilities	391,045	406,196

Commitments and Contingencies
EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,416 shares; outstanding 2,784,088 and 2,784,997 shares in 2013 and 2012, respectively	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	36,947	34,101
Accumulated other comprehensive income (loss)	(720)	1,704
Less treasury stock, at cost—380,328 shares (379,419 shares in 2012)	(7,345)	(7,326)

Total First Capital, Inc. stockholders’ equity	53,227	52,824

Noncontrolling interest in subsidiary	112	112

Total equity	53,339	52,936

Total Liabilities and Equity	$444,384	$459,132

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands, except per share data)	2013	2012
INTEREST INCOME
Loans, including fees	$15,833	$16,005
Securities:
Taxable	1,294	1,677
Tax-exempt	1,113	966
Federal Home Loan Bank dividends	99	94
Federal funds sold and interest-bearing deposits in banks	72	58

Total interest income	18,411	18,800

INTEREST EXPENSE
Deposits	1,474	2,041
Retail repurchase agreements	28	38
Advances from Federal Home Loan Bank	151	386

Total interest expense	1,653	2,465

Net interest income	16,758	16,335
Provision for loan losses	725	1,525

Net interest income after provision for loan losses	16,033	14,810

NONINTEREST INCOME
Service charges on deposit accounts	3,112	2,954
Commission and fee income	355	220
Gain on sale of securities	29	11
Gain on sale of mortgage loans	842	1,045
Mortgage brokerage fee income	48	33
Increase in cash value of life insurance	160	181
Other income	94	93

Total noninterest income	4,640	4,537

NONINTEREST EXPENSE
Compensation and benefits	7,143	7,907
Occupancy and equipment	1,166	1,249
Data processing	1,458	1,324
Professional fees	686	614
Advertising	262	256
Other expenses	2,616	2,503

Total noninterest expense	13,331	13,853

Income before income taxes	7,342	5,494
Income tax expense	2,255	1,559

Net Income	5,087	3,935
Less net income attributable to the noncontrolling interest in subsidiary	13	13

Net Income Attributable to First Capital, Inc.	$5,074	$3,922

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.82	$1.41

Diluted	$1.82	$1.41

Dividends per share on common shares	$0.80	$0.76

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)	2013	2012
Net Income	$5,087	$3,935
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(3,797)	156
Income tax (expense) benefit	1,392	(57)

Net of tax amount	(2,405)	99

Less: reclassification adjustment for realized gains included in net income	(29)	(11)
Income tax expense	10	4

Net of tax amount	(19)	(7)

Other Comprehensive Income (Loss), net of tax	(2,424)	92

Total Comprehensive Income	$2,663	$4,027
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13

Comprehensive Income Attributable to First Capital, Inc.	$2,650	$4,014

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Interest	Total
Balances at January 1, 2012	$32	$24,313	$32,297	$1,612	$(7,312)	$111	$51,053
Net income	0	0	3,922	0	0	13	3,935
Other comprehensive income	0	0	0	92	0	0	92
Cash dividends	0	0	(2,118)	0	0	(12)	(2,130)
Purchase of 692 treasury shares	0	0	0	0	(14)	0	(14)

Balances at December 31, 2012	32	24,313	34,101	1,704	(7,326)	112	52,936
Net income	0	0	5,074	0	0	13	5,087
Other comprehensive loss	0	0	0	(2,424)	0	0	(2,424)
Cash dividends	0	0	(2,228)	0	0	(13)	(2,241)
Purchase of 909 treasury shares	0	0	0	0	(19)	0	(19)

Balances at December 31, 2013	$32	$24,313	$36,947	$(720)	$(7,345)	$112	$53,339

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,087	$3,935
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	903	956
Depreciation and amortization expense	707	758
Deferred income taxes	200	(478)
Increase in cash value of life insurance	(160)	(181)
Provision for loan losses	725	1,525
Gain on sale of securities	(29)	(11)
Proceeds from sale of mortgage loans	39,572	43,051
Mortgage loans originated for sale	(36,732)	(42,706)
Gain on sale of mortgage loans	(842)	(1,045)
Decrease in accrued interest receivable	41	44
Decrease in accrued interest payable	(98)	(123)
Net change in other assets/liabilities	449	1,633

Net Cash Provided By Operating Activities	9,823	7,358

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(3,025)	(1,400)
Purchase of securities available for sale	(25,884)	(64,341)
Proceeds from maturities of securities available for sale	22,190	33,496
Proceeds from sales of securities available for sale	517	3,536
Principal collected on mortgage-backed obligations	12,691	14,978
Net increase in loans receivable	(9,346)	(6,560)
Proceeds from sale of foreclosed real estate	351	1,041
Purchase of premises and equipment	(297)	(762)
Cost method equity investment	(540)	0

Net Cash Used In Investing Activities	(3,343)	(20,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(10,513)	19,969
Net increase (decrease) in retail repurchase agreements	(4,782)	4,967
Advances from Federal Home Loan Bank	5,500	0
Repayment of advances from Federal Home Loan Bank	(5,100)	(7,250)
Purchase of treasury stock	(19)	(14)
Dividends paid	(2,241)	(2,130)

Net Cash Provided By (Used In) Financing Activities	(17,155)	15,542

Net Increase (Decrease) in Cash and Cash Equivalents	(10,675)	2,888
Cash and cash equivalents at beginning of year	21,811	18,923

Cash and Cash Equivalents at End of Year	$11,136	$21,811

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the Company) is the savings and loan holding company of First Harrison Bank (the Bank), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through thirteen locations in southern Indiana. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio.

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with other banks with an original maturity of 90 days or less, and federal funds sold.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Securities Lending and Financing Arrangements

Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under agreements to repurchase (repurchase agreements) are treated as collateralized lending and borrowing transactions, respectively, and are carried at the amounts at which the securities were initially acquired or sold.

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

Investments in non-marketable equity securities such as FHLB stock and companies in which the Company has less than a 20% interest are carried at cost. Dividends received from these investments are included in dividend income, and dividends received in excess of the Company’s proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

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

A TDR can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. A TDR on nonaccrual status is restored to accrual status when the borrower has demonstrated the ability to make future payments in accordance with the restructured terms, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months in accordance with the restructured terms including consistent and timely payments.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2013 and 2012.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Home equity and second mortgage loans and other consumer loans consist primarily of home equity lines of credit and other loans secured by junior liens on the borrower’s personal residence, home improvement loans, automobile and truck loans, boat loans, mobile home loans, loans secured by savings deposits, credit cards and other personal loans. The risk associated with these loans is related to the local housing market and local economic conditions including the unemployment level.

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

During 2013 and 2012, the Company recognized partial charge-offs totaling $68,000 and $366,000, respectively. At December 31, 2013, the Company had 11 loans with an aggregate recorded investment of $1.4 million on which partial charge-offs of $446,000 had been recorded.

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

Other intangible assets consist of acquired core deposit intangibles. Core deposit intangibles are amortized over the estimated economic lives of the acquired core deposits. The carrying amount of core deposit intangibles and the remaining estimated economic life are evaluated annually or whenever events or circumstances indicate the carrying amount may not be recoverable or the remaining period of amortization requires revision. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. All core deposit intangibles had been fully amortized as of December 31, 2012.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2013, the Bank had commitments to originate $280,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments in the update are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this update is to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in the update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Bank’s financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2013 and 2012 was approximately $731,000 and $1.1 million, respectively.

(3)	INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2013 and 2012 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Securities available for sale:
Agency mortgage-backed securities	$18,408	$205	$244	$18,369
Agency CMO	20,486	96	341	20,241
Other debt securities:
Agency notes and bonds	31,594	49	729	30,914
Municipal obligations	36,200	778	938	36,040

Subtotal – debt securities	106,688	1,128	2,252	105,564

Mutual funds	3,238	0	40	3,198

Total securities available for sale	$109,926	$1,128	$2,292	$108,762

Securities held to maturity:
Agency mortgage-backed securities	$9	$0	$0	$9

Total securities held to maturity	$9	$0	$0	$9

December 31, 2012:
Securities available for sale:
Agency mortgage-backed securities	$22,762	$456	$12	$23,206
Agency CMO	22,458	225	23	22,660
Other debt securities:
Agency notes and bonds	38,273	290	10	38,553
Municipal obligations	32,605	1,800	88	34,317

Subtotal – debt securities	116,098	2,771	133	118,736

Mutual funds	4,213	40	16	4,237

Total securities available for sale	$120,311	$2,811	$149	$122,973

Securities held to maturity:
Agency mortgage-backed securities	$12	$0	$0	$12

Total securities held to maturity	$12	$0	$0	$12

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2013, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	9,006	9,024	0	0
Due after five years through ten years	30,698	30,525	0	0
Due after ten years	28,090	27,405	0	0

	67,794	66,954	0	0
Mortgage-backed securities and CMO	38,894	38,610	9	9

	$106,688	$105,564	$9	$9

At December 31, 2013, certain investment securities were pledged under retail repurchase agreements and to secure FHLB advances. (See Notes 9 and 10)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2013, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows. At December 31, 2013, the Company did not have any securities held to maturity with an unrealized loss.

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses
Continuous loss position less than twelve months:
Agency mortgage-backed securities	15	$12,975	$161
Agency CMO	14	12,577	307
Agency notes and bonds	21	21,952	729
Municipal obligations	30	12,487	746
Mutual fund	1	1,537	27

Total less than twelve months	81	61,528	1,970

Continuous loss position more than twelve months:
Agency mortgage-backed securities	2	1,788	83
Agency CMO	1	720	34
Municipal obligations	5	2,353	192
Mutual fund	1	400	13

Total more than twelve months	9	5,261	322

Total securities available for sale	90	$66,789	$2,292

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

At December 31, 2013, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 3.5% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate further credit-related impairment losses at December 31, 2013, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2013, the Company realized gross gains on sales of available for sale municipal obligations and U.S. government agency mortgage-backed securities of $22,000 and $7,000, respectively. During the year ended December 31, 2012, the Company realized gross gains on sales of available for sale U.S. government agency mortgage-backed securities and agency bonds of $35,000 and $2,000, respectively, and gross losses on sales of available for sale privately-issued CMOs and agency CMOs of $18,000 and $8,000, respectively.

In December 2013, the Company acquired 100,000 shares of common stock in another financial institution, representing approximately 7% of the outstanding common stock of the entity, for a total investment of $540,000. The investment is accounted for using the cost method of accounting and is included in other assets in the consolidated balance sheet.

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2013 and 2012 consisted of the following:

(In thousands)	2012	2011
Real estate mortgage loans:
Residential	$107,029	$108,097
Land	10,309	9,607
Residential construction	14,423	12,753
Commercial real estate	76,496	68,731
Commercial real estate construction	1,715	3,299
Commercial business loans	21,956	18,612
Consumer loans:
Home equity and second mortgage loans	34,815	36,962
Automobile loans	23,983	21,922
Loans secured by savings accounts	1,138	770
Unsecured loans	3,541	3,191
Other consumer loans	4,824	5,303

Gross loans	300,229	289,247
Less undisbursed portion of loans in process	(7,142)	(4,306)

Principal loan balance	293,087	284,941

Deferred loan origination fees, net	341	202
Allowance for loan losses	(4,922)	(4,736)

Loans, net	$288,506	$280,407

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2013, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $3.1 million.

Mortgage loans serviced for the benefit of others amounted to $200,000 and $210,000 at December 31, 2013 and 2012, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2013. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)
Beginning balance, as adjusted	$6,084
New loans	7,427
Payments	(6,962)

Ending balance	$6,549

A director of the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the year ended December 31, 2013, the Bank purchased $574,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $951,000 and $1.0 million at December 31, 2013 and 2012, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2013 and 2012:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2013:
Principal loan balance	$107,029	$10,309	$8,996	$76,496	$21,956	$34,815	$33,486	$293,087
Accrued interest receivable	427	49	22	202	56	126	168	1,050
Net deferred loan origination fees and costs	52	2	0	(32)	(9)	328	0	341

Recorded investment in loans	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

December 31, 2012:
Principal loan balance	$108,097	$9,607	$11,746	$68,731	$18,612	$36,962	$31,186	$284,941
Accrued interest receivable	444	48	29	188	53	147	184	1,093
Net deferred loan origination fees and costs	62	2	(12)	(17)	(10)	177	0	202

Recorded investment in loans	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2013 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736
Provisions	182	83	63	47	169	4	177	725
Charge-offs	(353)	(2)	0	(90)	(20)	(90)	(337)	(892)
Recoveries	60	0	0	17	74	44	158	353

Ending balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$112	$0	$0	$145	$1,259	$13	$0	$1,529
Collectively evaluated for impairment	699	152	63	1,139	187	864	289	3,393

Ending balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922

Recorded Investment in Loans:
Individually evaluated for impairment	$2,040	$120	$0	$2,586	$1,898	$276	$0	$6,920
Collectively evaluated for impairment	105,468	10,240	9,018	74,080	20,105	34,993	33,654	287,558

Ending balance	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2012 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$828	$93	$33	$1,269	$1,160	$400	$399	$4,182
Provisions	496	(19)	(33)	145	70	834	32	1,525
Charge-offs	(418)	(4)	0	(104)	(17)	(342)	(313)	(1,198)
Recoveries	16	1	0	0	10	27	173	227

Ending balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$213	$0	$0	$275	$1,098	$66	$0	$1,652
Collectively evaluated for impairment	709	71	0	1,035	125	853	291	3,084

Ending balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736

Recorded Investment in Loans:
Individually evaluated for impairment	$2,591	$125	$403	$2,836	$1,776	$73	$0	$7,804
Collectively evaluated for impairment	106,012	9,532	11,360	66,066	16,879	37,213	31,370	278,432

Ending balance	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2013, management adjusted the qualitative factors for the commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.1 million. These changes were made to better reflect management’s analysis of inherent losses in these portfolio segments at December 31, 2013.

At December 31, 2013 and 2012, for each loan portfolio segment management applied an overall qualitative factor of 1.18 and 1.15, respectively, to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2013 and 2012, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2013 and 2012.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2013 and 2012.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management assigned a risk factor of 1.30 and 1.20 for this component at December 31, 2013 and 2012, respectively.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2013 and 1.15 at December 31, 2012. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $471,000 and $419,000 at December 31, 2013 and 2012, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $521,000 and $664,000 at December 31, 2013 and 2012, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2013:

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized –
	Investment	Balance	Allowance	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,591	$1,869	$0	$1,508	$32	$22
Land	120	131	0	124	0	0
Construction	0	0	0	173	0	0
Commercial real estate	1,637	1,643	0	1,410	63	47
Commercial business	189	209	0	38	4	3
Home equity and second mortgage	254	268	0	164	5	4
Other consumer	0	0	0	0	0	0

	3,791	4,120	0	3,417	104	76

Loans with an allowance recorded:
Residential real estate	449	487	112	624	2	1
Land	0	0	0	1	0	0
Construction	0	0	0	0	0	0
Commercial real estate	949	1,048	145	1,108	0	0
Commercial business	1,709	1,909	1,259	1,801	0	0
Home equity and second mortgage	22	22	13	47	0	0
Other consumer	0	0	0	0	0	0

	3,129	3,466	1,529	3,581	2	1

Total:
Residential real estate	2,040	2,356	112	2,132	34	23
Land	120	131	0	125	0	0
Construction	0	0	0	173	0	0
Commercial real estate	2,586	2,691	145	2,518	63	47
Commercial business	1,898	2,118	1,259	1,839	4	3
Home equity and second mortgage	276	290	13	211	5	4
Other consumer	0	0	0	0	0	0

	$6,920	$7,586	$1,529	$6,998	$106	$77

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2012:

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Recognized –
	Investment	Balance	Allowance	Investment	Recognized	Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential real estate	$1,648	$1,981	$0	$1,450	$21	$10
Land	125	126	0	125	6	9
Construction	403	413	0	315	0	0
Commercial real estate	1,535	1,944	0	1,292	0	1
Commercial business	0	0	0	0	0	0
Home equity and second mortgage	0	0	0	53	2	2
Other consumer	0	0	0	0	1	0

	3,711	4,464	0	3,235	30	22

Loans with an allowance recorded:
Residential real estate	943	1,020	213	1,110	7	6
Land	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	1,301	1,394	275	1,542	0	0
Commercial business	1,776	1,909	1,098	1,857	0	0
Home equity and second mortgage	73	73	66	103	0	0
Other consumer	0	0	0	0	0	0

	4,093	4,396	1,652	4,612	7	6

Total:
Residential real estate	2,591	3,001	213	2,560	28	16
Land	125	126	0	125	6	9
Construction	403	413	0	315	0	0
Commercial real estate	2,836	3,338	275	2,834	0	1
Commercial business	1,776	1,909	1,098	1,857	0	0
Home equity and second mortgage	73	73	66	156	2	2
Other consumer	0	0	0	0	1	0

	$7,804	$8,860	$1,652	$7,847	$37	$28

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential real estate	$1,533	$180	$1,713	$2,370	$215	$2,585
Land	120	0	120	125	0	125
Construction	0	0	0	403	0	403
Commercial real estate	1,456	0	1,456	2,836	0	2,836
Commercial business	1,898	0	1,898	1,776	0	1,776
Home equity and second mortgage	252	39	291	73	56	129
Other consumer	0	8	8	0	18	18

Total	$5,259	$227	$5,486	$7,583	$289	$7,872

The following table presents the aging of the recorded investment in loans at December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential real estate	$3,160	$830	$701	$4,691	$102,817	$107,508
Land	162	109	12	283	10,077	10,360
Construction	0	0	0	0	9,018	9,018
Commercial real estate	231	500	49	780	75,886	76,666
Commercial business	0	0	189	189	21,814	22,003
Home equity and second mortgage	411	24	132	567	34,702	35,269
Other consumer	296	34	8	338	33,316	33,654

Total	$4,260	$1,497	$1,091	$6,848	$287,630	$294,478

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2013:
Pass	$103,594	$7,096	$9,018	$71,893	$19,328	$34,693	$33,627	$279,249
Special mention	756	0	0	2,627	458	198	27	4,066
Substandard	1,625	3,144	0	690	319	126	0	5,904
Doubtful	1,533	120	0	1,456	1,898	252	0	5,259
Loss	0	0	0	0	0	0	0	0

Total	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

December 31, 2012:
Pass	$102,618	$7,220	$11,244	$63,095	$15,026	$36,035	$31,302	$266,540
Special mention	958	17	116	1,018	1,354	553	25	4,041
Substandard	2,657	2,295	0	1,953	499	625	43	8,072
Doubtful	2,370	125	403	2,836	1,776	73	0	7,583
Loss	0	0	0	0	0	0	0	0

Total	$108,603	$9,657	$11,763	$68,902	$18,655	$37,286	$31,370	$286,236

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Residential real estate	$508	$226	$734	$45	$180	$588	$768	$87
Construction	0	0	0	0	0	170	170	0
Commercial real estate	1,130	0	1,130	0	0	1,534	1,534	83
Commercial business	0	1,709	1,709	1,259	0	1,776	1,776	1,098
Home equity and second mortgage	24	0	24	0	41	31	72	25

Total	$1,662	$1,935	$3,597	$1,304	$221	$4,099	$4,320	$1,293

At December 31, 2013 and 2012, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2013:

	Number of Contracts	Pre- Modification Outstanding Balance	Post- Modification Outstanding Balance
	(In thousands)
Residential real estate	5	$310	$310

Total	5	$310	$310

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and the extension of the maturity date. There were no principal charge-offs recorded as a result of TDRs during 2013 and there was no specific allowance for loan losses related to TDRs modified during 2013 at December 31, 2013.

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

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the years ended December 31, 2013 and 2012. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2013	2012
Land and land improvements	$3,256	$3,256
Leasehold improvements	56	56
Office buildings	10,391	10,324
Furniture, fixtures and equipment	4,620	4,550

	18,323	18,186
Less accumulated depreciation	7,976	7,429

Totals	$10,347	$10,757

Depreciation expense was $707,000 and $726,000 for the years ended December 31, 2013 and 2012, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)	FORECLOSED REAL ESTATE

At December 31, 2013 and 2012, the Bank had foreclosed real estate held for sale of $466,000 and $295,000, respectively. During the years ended December 31, 2013 and 2012, foreclosure losses in the amount of $354,000 and $506,000, respectively, were charged off to the allowance for loan losses. Losses on subsequent write-downs of foreclosed real estate were $20,000 for 2013. There were no losses on subsequent write-downs of foreclosed real estate for 2012. Net realized losses from the sale of foreclosed real estate amounted to $31,000 and $68,000 for the years ended December 31, 2013 and 2012, respectively. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Real estate taxes and other expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $84,000 and $104,000 in 2013 and 2012, respectively. Realized gains from the sale of foreclosed real estate are deferred when the sales are financed by the Bank and do not qualify for recognition under U.S. GAAP. There were no realized gains from the sale of foreclosed real estate deferred for 2013 or 2012. At December 31, 2013 and 2012, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $42,000 and $43,000, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (Hometown) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2013 or 2012.

The Company acquired core deposit intangibles totaling $747,000 in a branch acquisition in 1996 and the acquisition of Hometown in 2003. The core deposit intangibles were fully amortized at December 31, 2012. Amortization expense on core deposit intangibles was $32,000 for 2012. No amortization expense was recognized for 2013.

(8)	DEPOSITS

The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $25.4 million and $29.7 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, scheduled maturities of time deposits were as follows:

(In thousands)
Year ending December 31:
2014	$42,181
2015	23,527
2016	10,415
2017	9,149
2018 and thereafter	1,962

Total	$87,234

The Bank held deposits of approximately $9.8 million and $8.8 million for related parties at December 31, 2013 and 2012, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(9)	RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. Information concerning borrowings under repurchase agreements is summarized as follows:

(Dollars in thousands)	2013	2012
Outstanding balance at year end	$9,310	$14,092
Weighted average interest rate at year end	0.26%	0.25%
Weighted average interest rate during the year	0.25%	0.38%
Average daily balance	$11,015	$10,074
Maximum month-end balance during the year	$13,041	$14,092
Debt securities underlying the agreements at December 31:
Amortized cost	$13,322	$15,284
Fair value	$12,920	$15,328

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2013 and 2012, advances from the FHLB were as follows:

	2013		2012
	Weighted		Weighted
	Average		Average
(Dollars in thousands)	Rate	Amount	Rate	Amount
FHLB advances	0.50%	$5,500	3.63%	$5,100

At December 31, 2013, advances from the FHLB totaling $5.5 million were variable rate advances, adjusting daily, with maturity dates in June 2014.

The advances are secured under a blanket collateral agreement. At December 31, 2013, the carrying value of residential mortgage loans and a mutual fund investment pledged as security for the advances was $74.4 million and $1.6 million, respectively.

(11)	LEASE COMMITMENTS

During 2010, the Bank extended a noncancelable lease agreement for branch office space which expires in 2015.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

The future minimum rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 2013 were $15,000 for 2014 and $4,000 for 2015.

Total rental expense for all operating leases for each of the years ended December 31, 2013 and 2012 was $27,000 and $25,000, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12)	INCOME TAXES

The components of income tax expense for the years ended December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Current	$2,055	$2,037
Deferred	200	(478)

Totals	$2,255	$1,559

The reconciliation of income tax expense for the years ended December 31, 2013 and 2012, with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2013	2012
Provision at federal statutory tax rate	$2,496	$1,868
State income tax-net of federal tax benefit	214	102
Tax-exempt interest income	(402)	(353)
Increase in cash value of life insurance	(54)	(62)
Other	1	4

Totals	$2,255	$1,559

Effective tax rate	30.7%	28.4%

Significant components of the deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

(In thousands)	2013	2012
Deferred tax assets (liabilities):
Deferred compensation plans	$102	$112
Allowance for loan losses	1,661	1,645
Accrued early retirement	32	189
Other	157	92
Unrealized loss on securities available for sale	443	0

Deferred tax assets	2,395	2,038

Depreciation	(664)	(580)
Deferred loan fees and costs	(86)	(54)
FHLB stock dividends	(99)	(101)
Unrealized gain on securities available for sale	0	(959)

Deferred tax liabilities	(849)	(1,694)

Net deferred tax asset	$1,546	$344

At December 31, 2013 and 2012, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2010 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2013 and 2012 include approximately $1.0 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2013 and 2012.

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

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $319,000 and $332,000 to the plan for the years ended December 31, 2013 and 2012, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2013 and 2012 as all shares were allocated during 2008.

At December 31, 2013, the ESOP trust holds 55,964 shares of Company stock, including shares acquired on the open market, all of which have been allocated to participant accounts.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1999 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. Deferred compensation expense for this plan was $11,000 and $13,000 for the years ended December 31, 2013 and 2012, respectively.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1995 and 2036. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $19,000 and $18,000 for the years ended December 31, 2013 and 2012, respectively.

(15)	STOCK-BASED COMPENSATION PLAN

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the Plan). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone or in addition to or, in tandem with, any other award granted under the Plan. As of December 31, 2013, no awards had been granted under the Plan.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

No options were granted during the years ended December 31, 2013 and 2012. There were no stock options outstanding at December 31, 2013 or 2012 and no stock options were exercised or forfeited during 2013 and 2012.

No compensation expense was recognized for the years ended December 31, 2013 and 2012 related to the Plan, and no income tax benefit was realized in 2013 or 2012 for stock options exercised. At December 31, 2013, there was no remaining unrecognized compensation expense related to nonvested stock options.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $1.2 million and $781,000 at December 31, 2013 and 2012, respectively.

The following is a summary of the commitments to extend credit at December 31, 2013 and 2012:

(In thousands)	2013	2012
Loan commitments:
Fixed rate	$865	$1,554
Adjustable rate	5,453	11,640
Unused lines of credit on credit cards	3,821	2,981
Undisbursed commercial and personal lines of credit	19,484	17,413
Undisbursed portion of construction loans in process	7,142	4,306
Undisbursed portion of home equity lines of credit	20,980	18,086

Total commitments to extend credit	$57,745	$55,980

(17)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2013 or 2012.

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

The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The actual capital amounts and ratios are also presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk weighted assets)	$51,780	16.11%	$25,713	8.00%	$32,141	10.00%
Tier I capital (to risk weighted assets)	$47,751	14.86%	N/A		$19,285	6.00%
Tier I capital (to adjusted total assets)	$47,751	10.89%	$17,534	4.00%	$21,917	5.00%
Tangible capital (to adjusted total assets)	$47,751	10.89%	$6,575	1.50%	N/A
As of December 31, 2012:
Total capital (to risk weighted assets)	$49,347	15.60%	$25,307	8.00%	$31,634	10.00%
Tier I capital (to risk weighted assets)	$45,383	14.35%	N/A		$18,980	6.00%
Tier I capital (to adjusted total assets)	$45,383	10.00%	$18,149	4.00%	$22,686	5.00%
Tangible capital (to adjusted total assets)	$45,383	10.00%	$6,806	1.50%	N/A

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 21) in which the fair value measurements fall at December 31, 2013 and 2012:

			Fair Value Measurements Using
	Carrying	Fair
(In thousands)	Value	Value	Level 1	Level 2	Level 3
December 31, 2013:
Financial assets:
Cash and cash equivalents	$11,136	$11,136	$11,136	$0	$0
Interest-bearing time deposits	4,425	4,458	0	4,458	0
Securities available for sale	108,762	108,762	3,198	105,564	0
Securities held to maturity	9	9	0	9	0
Loans held for sale	1,611	1,644	0	1,644	0
Loans, net	288,506	287,753	0	0	287,753
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,716	1,716	0	1,716	0
Cost method investment (included in other assets)	540	540	0	540	0
Financial liabilities:
Deposits	373,830	373,883	0	0	373,883
Retail repurchase agreements	9,310	9,310	0	9,310	0
Advances from FHLB	5,500	5,500	0	5,500	0
Accrued interest payable	192	192	0	192	0
December 31, 2012:
Financial assets:
Cash and cash equivalents	$21,811	$21,811	$21,811	$0	$0
Interest-bearing time deposits	1,400	1,401	0	1,401	0
Securities available for sale	122,973	122,973	4,237	118,736	0
Securities held to maturity	12	12	0	12	0
Loans held for sale	3,609	3,705	0	3,705	0
Loans, net	280,407	287,609	0	0	287,609
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,757	1,757	0	1,757	0
Financial liabilities:
Deposits	384,343	385,212	0	0	385,212
Retail repurchase agreements	14,092	14,092	0	14,092	0
Advances from FHLB	5,100	5,100	0	5,100	0
Accrued interest payable	290	290	0	290	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents and Interest-Bearing Time Deposits

For cash and short-term instruments, including cash and due from banks, interest-bearing deposits with banks, federal funds sold, and interest-bearing time deposits with other financial institutions, the carrying amount is a reasonable estimate of fair value.

Investment Securities

For marketable equity securities, the fair values are based on quoted market prices. For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FHLB stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable. For other cost method equity investments where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value.

Loans

The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates its fair value. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2013. The Company had no liabilities measured at fair value as of December 31, 2013.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013:
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$18,369	$0	$18,369
Agency CMO	0	20,241	0	20,241
Agency notes and bonds	0	30,914	0	30,914
Municipal obligations	0	36,040	0	36,040
Mutual funds	3,198	0	0	3,198

Total securities available for sale	$3,198	$105,564	$0	$108,762

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,928	$1,928
Land	0	0	120	120
Construction	0	0	0	0
Commercial real estate	0	0	2,441	2,441
Commercial business	0	0	639	639
Home equity and second mortgage	0	0	263	263

Total impaired loans	$0	$0	$5,391	$5,391

Loans held for sale	$0	$1,611	$0	$1,611

Foreclosed real estate:
Residential real estate	$0	$0	$466	$466

Total foreclosed real estate	$0	$0	$466	$466

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2012. The Company had no liabilities measured at fair value as of December 31, 2012.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2012:
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$23,206	$0	$23,206
Agency CMO	0	22,660	0	22,660
Agency notes and bonds	0	38,553	0	38,553
Municipal obligations	0	34,317	0	34,317
Mutual funds	4,237	0	0	4,237

Total securities available for sale	$4,237	$118,736	$0	$122,973

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,378	$2,378
Land	0	0	125	125
Construction	0	0	403	403
Commercial real estate	0	0	2,561	2,561
Commercial business	0	0	678	678
Home equity and second mortgage	0	0	7	7

Total impaired loans	$0	$0	$6,152	$6,152

Loans held for sale	$0	$3,609	$0	$3,609

Foreclosed real estate:
Residential real estate	$0	$0	$258	$258
Land	0	0	37	37

Total foreclosed real estate	$0	$0	$295	$295

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2013 and 2012, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 48%. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 30%.

The Company recognized provisions for loan losses of $150,000 and $185,000 for the years ended December 31, 2013 and 2012, respectively, for impaired loans.

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

At December 31, 2013, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranging from 10% to 38%. At December 31, 2012, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranging from 15% to 55%.

The Company recognized charges of $20,000 to write down foreclosed real estate to fair value for the year ended December 31, 2013. The Company did not recognize any charges to write down foreclosed real estate to fair value for the year ended December 31, 2012.

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

Transfers Between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2013 and 2012. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2013 and 2012. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2013 and 2012.

(22)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION (In thousands)

Condensed financial information for the Company (parent company only) follows:

Balance Sheets

	As of December 31,
	2013	2012
Assets:
Cash and cash equivalents	$132	$236
Other assets	670	120
Investment in subsidiaries	52,430	52,473

	$53,232	$52,829

Liabilities and Equity:
Accrued expenses	$5	$5
Stockholders’ equity	53,227	52,824

	$53,232	$52,829

Statements of Income

	Years Ended December 31,
	2013	2012
Dividend income	$2,847	$2,206
Other operating expenses	(253)	(228)

Income before income taxes and equity in undistributed net income of subsidiaries	2,594	1,978
Income tax benefit	98	87

Income before equity in undistributed net income of subsidiaries	2,692	2,065
Equity in undistributed net income of subsidiaries	2,382	1,857

Net income	$5,074	$3,922

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)

Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Operating Activities:
Net income	$5,074	$3,922
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,382)	(1,857)
Net change in other assets and liabilities	(9)	24

Net cash provided by operating activities	2,683	2,089

Investing Activity:
Cost method equity investment	(540)	0

Net cash used in investing activity	(540)	0

Financing Activities:
Exercise of stock options	0	0
Purchase of treasury stock	(19)	(14)
Cash dividends paid	(2,228)	(2,117)

Net cash used in financing activities	(2,247)	(2,131)

Net decrease in cash and cash equivalents	(104)	(42)
Cash and cash equivalents at beginning of year	236	278

Cash and cash equivalents at end of year	$132	$236

(23)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	Years Ended December 31,
	2013	2012
(In thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$5,074	$3,922

Shares:
Weighted average common shares outstanding	2,784,690	2,785,286

Net income per common share attributable to First Capital, Inc., basic and diluted	$1.82	$1.41

(24)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2013	2012
Cash payments for:
Interest	$1,751	$2,587
Income taxes	2,357	1,531
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$1,149	$841
Proceeds from sales of foreclosed real estate financed through loans	526	181

FIRST CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2013
Interest income	$4,576	$4,554	$4,649	$4,632
Interest expense	458	440	408	347

Net interest income	4,118	4,114	4,241	4,285
Provision for loan losses	250	225	100	150

Net interest income after provision for loan losses	3,868	3,889	4,141	4,135
Noninterest income	1,162	1,188	1,211	1,079
Noninterest expenses	3,322	3,306	3,270	3,433

Income before income taxes	1,708	1,771	2,082	1,781
Income tax expense	511	557	653	534

Net income	1,197	1,214	1,429	1,247
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3

Net income attributable to First Capital, Inc.	$1,194	$1,210	$1,426	$1,244

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.43	$0.43	$0.51	$0.45

Diluted	$0.43	$0.43	$0.51	$0.45

2012
Interest income	$4,721	$4,676	$4,722	$4,681
Interest expense	703	650	575	537

Net interest income	4,018	4,026	4,147	4,144
Provision for loan losses	475	300	350	400

Net interest income after provision for loan losses	3,543	3,726	3,797	3,744
Noninterest income	1,075	1,100	1,126	1,236
Noninterest expenses	3,333	3,360	3,983	3,177

Income before income taxes	1,285	1,466	940	1,803
Income tax expense	363	427	218	551

Net income	922	1,039	722	1,252
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3

Net income attributable to First Capital, Inc.	$919	$1,035	$719	$1,249

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.33	$0.37	$0.26	$0.45

Diluted	$0.33	$0.37	$0.26	$0.45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 27, 2014	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod William W. Harrod	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2014

/s/ Gerald L. Uhl Gerald L. Uhl	Chairman	March 27, 2014

/s/ Michael C. Frederick Michael C. Frederick	Executive Vice President, Chief Financial Officer and Treasurer (principal accounting and financial officer)	March 27, 2014

/s/ Samuel E. Uhl Samuel E. Uhl	Director	March 27, 2014

/s/ Mark D. Shireman Mark D. Shireman	Director	March 27, 2014

/s/ Dennis L. Huber Dennis L. Huber	Director	March 27, 2014

/s/ Kenneth R. Saulman Kenneth R. Saulman	Director	March 27, 2014

/s/ Michael L. Shireman Michael L. Shireman	Director	March 27, 2014

/s/ Kathryn W. Ernstberger Kathryn W. Ernstberger	Director	March 27, 2014

/s/ William I. Orwick, Sr. William I. Orwick, Sr.	Director	March 27, 2014

/s/ Carolyn E. Wallace Carolyn E. Wallace	Director	March 27, 2014

/s/ Pamela G. Kraft Pamela G. Kraft	Director	March 27, 2014

/s/ Christopher L. Byrd Christopher L. Byrd	Director	March 27, 2014