Form 10-Q
period 2014-03-31
FIRST CAPITAL INC
filed 2014-05-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,784,088 shares of common stock were outstanding as of April 30, 2014.

FIRST CAPITAL, INC.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and due from banks	$8,313	$10,058
Interest bearing deposits with banks	1,007	467
Federal funds sold	9,568	611

Total cash and cash equivalents	18,888	11,136
Interest-bearing time deposits	4,425	4,425
Securities available for sale, at fair value	108,593	108,762
Securities-held to maturity	8	9
Loans, net	287,224	288,506
Loans held for sale	511	1,611
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	249	466
Premises and equipment	10,396	10,347
Accrued interest receivable	1,598	1,716
Cash value of life insurance	6,370	6,332
Goodwill	5,386	5,386
Other assets	2,419	2,868

Total Assets	$448,887	$444,384

LIABILITIES
Deposits:
Noninterest-bearing	$59,684	$56,436
Interest-bearing	323,404	317,394

Total deposits	383,088	373,830
Retail repurchase agreements	8,832	9,310
Advances from Federal Home Loan Bank	0	5,500
Accrued interest payable	167	192
Accrued expenses and other liabilities	2,157	2,213

Total liabilities	394,244	391,045

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,416 shares; outstanding 2,784,088 shares	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	37,659	36,947
Accumulated other comprehensive loss	(131)	(720)
Less treasury stock, at cost - 380,328 shares	(7,345)	(7,345)

Total First Capital, Inc. stockholders’ equity	54,528	53,227

Noncontrolling interest in subsidiary	115	112

Total equity	54,643	53,339

Total Liabilities and Equity	$448,887	$444,384

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$3,838	$3,924
Securities:
Taxable	317	348
Tax-exempt	290	267
Federal Home Loan Bank dividends	39	25
Federal funds sold and interest bearing deposits with banks	18	12

Total interest income	4,502	4,576

INTEREST EXPENSE
Deposits	289	404
Retail repurchase agreements	6	8
Advances from Federal Home Loan Bank	3	46

Total interest expense	298	458

Net interest income	4,204	4,118
Provision for loan losses	25	250

Net interest income after provision for loan losses	4,179	3,868

NONINTEREST INCOME
Service charges on deposit accounts	723	721
Commission income	78	119
Gain on sale of securities	0	21
Gain on sale of loans	107	223
Mortgage brokerage fees	5	11
Increase in cash value of life insurance	37	42
Other income	29	25

Total noninterest income	979	1,162

NONINTEREST EXPENSE
Compensation and benefits	1,835	1,751
Occupancy and equipment	319	321
Data processing	367	346
Professional fees	145	168
Advertising	64	38
Other expenses	569	698

Total noninterest expense	3,299	3,322

Income before income taxes	1,859	1,708
Income tax expense	559	511

Net Income	1,300	1,197
Less: net income attributable to the noncontrolling interest in subsidiary	3	3

Net Income Attributable to First Capital, Inc.	$1,297	$1,194

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.47	$0.43

Diluted	$0.47	$0.43

Dividends per share on common shares	$0.21	$0.20

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net Income	$1,300	$1,197
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	971	(488)
Income tax (expense) benefit	(382)	193

Net of tax amount	589	(295)

Less: reclassification adjustment for realized gains included in net income	0	(21)
Income tax expense	0	8

Net of tax amount	0	(13)

Other Comprehensive Income (Loss), net of tax	589	(308)

Comprehensive Income	1,889	889
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$1,886	$886

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2013	$32	$24,313	$34,101	$1,704	$(7,326)	$112	$52,936
Net income	0	0	1,194	0	0	3	1,197
Other comprehensive loss	0	0	0	(308)	0	0	(308)
Cash dividends	0	0	(557)	0	0	0	(557)

Balances at March 31, 2013	$32	$24,313	$34,738	$1,396	$(7,326)	$115	$53,268

Balances at January 1, 2014	$32	$24,313	$36,947	$(720)	$(7,345)	$112	53,339
Net income	0	0	1,297	0	0	3	1,300
Other comprehensive income	0	0	0	589	0	0	589
Cash dividends	0	0	(585)	0	0	0	(585)

Balances at March 31, 2014	$32	$24,313	$37,659	$(131)	$(7,345)	$115	$54,643

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,300	$1,197
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	174	245
Depreciation and amortization expense	172	176
Deferred income taxes	(30)	110
Increase in cash value of life insurance	(37)	(42)
Gain on sale of securities	0	(21)
Provision for loan losses	25	250
Proceeds from sales of loans	4,180	12,040
Loans originated for sale	(2,973)	(13,126)
Gain on sale of loans	(107)	(223)
Decrease in accrued interest receivable	118	35
Decrease in accrued interest payable	(25)	(30)
Net change in other assets/liabilities	81	(78)

Net Cash Provided By Operating Activities	2,878	533

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	0	(760)
Purchase of securities available for sale	(5,872)	(6,021)
Proceeds from maturities of securities available for sale	4,591	8,164
Proceeds from sales of securities available for sale	0	246
Principal collected on mortgage-backed obligations	2,207	3,295
Net decrease in loans receivable	1,283	4,195
Proceeds from sale of foreclosed real estate	191	26
Purchase of premises and equipment	(221)	(119)

Net Cash Provided By Investing Activities	2,179	9,026

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,258	(422)
Net decrease in advances from Federal Home Loan Bank	(5,500)	0
Net decrease in retail repurchase agreements	(478)	(3,513)
Dividends paid	(585)	(557)

Net Cash Provided By (Used In) Financing Activities	2,695	(4,492)

Net Increase in Cash and Cash Equivalents	7,752	5,067
Cash and cash equivalents at beginning of period	11,136	21,811

Cash and Cash Equivalents at End of Period	$18,888	$26,878

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At March 31, 2014, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2014, and the results of operations and the cash flows for the three months ended March 31, 2014 and 2013. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
March 31, 2014
Securities available for sale:
Agency mortgage-backed securities	$21,792	$204	$179	$21,817
Agency CMO	19,231	120	264	19,087
Other debt securities:
Agency notes and bonds	29,959	42	499	29,502
Municipal obligations	35,670	929	553	36,046

Subtotal—debt securities	106,652	1,295	1,495	106,452

Mutual funds	2,172	0	31	2,141

Total securities available for sale	$108,824	$1,295	$1,526	$108,593

Securities held to maturity:
Agency mortgage-backed securities	$8	$0	$0	$8

Total securities held to maturity	$8	$0	$0	$8

December 31, 2013
Securities available for sale:
Agency mortgage-backed securities	$18,408	$205	$244	$18,369
Agency CMO	20,486	96	341	20,241
Other debt securities:
Agency notes and bonds	31,594	49	729	30,914
Municipal obligations	36,200	778	938	36,040

Subtotal—debt securities	106,688	1,128	2,252	105,564

Mutual funds	3,238	0	40	3,198

Total securities available for sale	$109,926	$1,128	$2,292	$108,762

Securities held to maturity:
Agency mortgage-backed securities	$9	$0	$0	$9

Total securities held to maturity	$9	$0	$0	$9

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

The amortized cost and fair value of debt securities as of March 31, 2014, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	10,447	10,456	0	0
Due after five years through ten years	28,126	28,199
Due after ten years	27,056	26,893	0	0

	65,629	65,548	0	0
Mortgage-backed securities and CMO	41,023	40,904	8	8

	$106,652	$106,452	$8	$8

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2014, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)
Continuous loss position less than twelve months:
Agency notes and bonds	20	$22,047	$499
Agency CMO	11	9,909	185
Agency mortgage-backed securities	20	15,956	113
Muncipal obligations	16	6,220	153
Mutual fund	1	1,558	17

Total less than twelve months	68	55,690	967

Continuous loss position more than twelve months:
Muncipal obligations	12	6,208	400
Agency CMO	2	1,742	79
Agency mortgage-backed securities	2	1,747	66
Mutual fund	1	402	14

Total more than twelve months	17	10,099	559

Total securities available for sale	85	$65,789	$1,526

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

At March 31, 2014, the 83 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 2.3% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three months ended March 31, 2013, the Company realized gross gains on sales of available for sale municipal securities of $21,000. The Company did not sell any securities during the three months ended March 31, 2014.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At March 31, 2014, the Company had twelve loans on which partial charge-offs of $486,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of March 31, 2014 and December 31, 2013, as well as a discussion of changes in management’s allowance for loan losses methodology from 2013 to 2014.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Loans at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Real estate mortgage loans:
Residential	$106,252	$107,029
Land	10,082	10,309
Residential construction	14,729	14,423
Commercial real estate	77,764	76,496
Commercial real estate contruction	1,078	1,715
Commercial business loans	21,201	21,956
Consumer loans:
Home equity and second mortgage loans	34,482	34,815
Automobile loans	23,630	23,983
Loans secured by savings accounts	1,041	1,138
Unsecured loans	3,413	3,541
Other consumer loans	4,340	4,824

Gross loans	298,012	300,229
Less undisbursed portion of loans in process	(6,143)	(7,142)

Principal loan balance	291,869	293,087

Deferred loan origination fees, net	366	341
Allowance for loan losses	(5,011)	(4,922)

Loans, net	$287,224	$288,506

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2014:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$106,252	$10,082	$9,664	$77,764	$21,201	$34,482	$32,424	$291,869
Accrued interest receivable	395	36	19	166	52	124	125	917
Net deferred loan origination fees and costs	56	2	0	(32)	(9)	349	0	366

Recorded investment in loans	$106,703	$10,120	$9,683	$77,898	$21,244	$34,955	$32,549	$293,152

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,638	$118	$0	$2,723	$1,898	$210	$0	$6,587
Collectively evaluated for impairment	105,065	10,002	9,683	75,175	19,346	34,745	32,549	286,565
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$106,703	$10,120	$9,683	$77,898	$21,244	$34,955	$32,549	$293,152

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2013:

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

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,040	$120	$0	$2,586	$1,898	$276	$0	$6,920
Collectively evaluated for impairment	105,468	10,240	9,018	74,080	20,105	34,993	33,654	287,558
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2014 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$70	$0	$0	$127	$1,259	$4	$0	$1,460
Collectively evaluated for impairment	768	144	70	1,149	191	898	331	3,551
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$838	$144	$70	$1,276	$1,450	$902	$331	$5,011

An analysis of the allowance for loan losses as of December 31, 2013 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$112	$0	$0	$145	$1,259	$13	$0	$1,529
Collectively evaluated for impairment	699	152	63	1,139	187	864	289	3,393
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2014 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended March 31, 2014
Beginning balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922
Provisions for loan losses	88	(8)	7	(8)	3	(111)	54	25
Charge-offs	(63)	0	0	0	0	(18)	(52)	(133)
Recoveries	2	0	0	0	1	154	40	197

Ending balance	$838	$144	$70	$1,276	$1,450	$902	$331	$5,011

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2013 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended March 31, 2014
Beginning balance	$922	$71	$0	$1,310	$1,223	$919	$291	$4,736
Provisions for loan losses	213	(2)	50	(33)	(46)	(33)	101	250
Charge-offs	(198)	0	0	0	0	(14)	(105)	(317)
Recoveries	3	0	0	14	49	14	43	123

Ending balance	$940	$69	$50	$1,291	$1,226	$886	$330	$4,792

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2014 and December 31, 2013, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At March 31, 2014 and December 31, 2013, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd, Washington and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at March 31, 2014 and December 31, 2013.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at March 31, 2014 and December 31, 2013.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management assigned a risk factor of 1.30 at March 31, 2014 and December 31, 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at March 31, 2014 and December 31, 2013, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $486,000 and $471,000 at March 31, 2014 and December 31, 2013, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $512,000 and $521,000 at March 31, 2014 and December 31, 2013, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2014 and for the three months ended March 31, 2014 and 2013:

	At March 31, 2014			Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,373	$1,671	$0	$1,482	$10	$13	$1,594	$4	$3
Land	118	132	0	119	0	0	125	0	0
Construction	0	0	0	0	0	0	332	0	0
Commercial real estate	1,792	2,053	0	1,715	17	17	2,022	9	3
Commercial business	189	209	0	189	0	0	0	0	0
Home equity/2nd mortgage	197	208	0	226	1	0	121	1	0
Other consumer	0	0	0	0	0	0	0	0	0

	3,669	4,273	0	3,731	28	30	4,194	14	6

Loans with an allowance recorded:
Residential	265	293	70	357	0	0	776	0	0
Land	0	0	0	0	0	0	3	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	931	1,040	127	940	0	0	1,318	0	0
Commercial business	1,709	1,909	1,259	1,709	0	0	1,776	0	0
Home equity/2nd mortgage	13	13	4	18	0	0	53	0	0
Other consumer	0	0	0	0	0	0	0	0	0

	2,918	3,255	1,460	3,024	0	0	3,926	0	0

Total:
Residential	1,638	1,964	70	1,839	10	13	2,370	4	3
Land	118	132	0	119	0	0	128	0	0
Construction	0	0	0	0	0	0	332	0	0
Commercial real estate	2,723	3,093	127	2,655	17	17	3,340	9	3
Commercial business	1,898	2,118	1,259	1,898	0	0	1,776	0	0
Home equity/2nd mortgage	210	221	4	244	1	0	174	1	0
Other consumer	0	0	0	0	0	0	0	0	0

	$6,587	$7,528	$1,460	$6,755	$28	$30	$8,120	$14	$6

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2013:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,591	$1,869	$0
Land	120	131	0
Construction	0	0	0
Commercial real estate	1,637	1,643	0
Commercial business	189	209	0
Home equity/2nd mortgage	254	268	0
Other consumer	0	0	0

	3,791	4,120	0

Loans with an allowance recorded:
Residential	449	487	112
Land	0	0	0
Construction	0	0	0
Commercial real estate	949	1,048	145
Commercial business	1,709	1,909	1,259
Home equity/2nd mortgage	22	22	13
Other consumer	0	0	0

	3,129	3,466	1,529

Total:
Residential	2,040	2,356	112
Land	120	131	0
Construction	0	0	0
Commercial real estate	2,586	2,691	145
Commercial business	1,898	2,118	1,259
Home equity/2nd mortgage	276	290	13
Other consumer	0	0	0

	$6,920	$7,586	$1,529

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)
Residential	$1,123	$147	$1,270	$1,533	$180	$1,713
Land	118	0	118	120	0	120
Construction	0	0	0	0	0	0
Commercial real estate	1,424	0	1,424	1,456	0	1,456
Commercial business	1,898	0	1,898	1,898	0	1,898
Home equity/2nd mortgage	186	26	212	252	39	291
Other consumer	0	0	0	0	8	8

Total	$4,749	$173	$4,922	$5,259	$227	$5,486

The following table presents the aging of the recorded investment in loans at March 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential	$3,326	$305	$487	$4,118	$102,585	$106,703
Land	159	0	0	159	9,961	10,120
Construction	0	0	0	0	9,683	9,683
Commercial real estate	109	0	0	109	77,789	77,898
Commercial business	0	0	189	189	21,055	21,244
Home equity/2nd mortgage	336	100	100	536	34,419	34,955
Other consumer	161	30	0	191	32,358	32,549

Total	$4,091	$435	$776	$5,302	$287,850	$293,152

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Residential	$3,160	$830	$701	$4,691	$102,817	$107,508
Land	162	109	12	283	10,077	10,360
Construction	0	0	0	0	9,018	9,018
Commercial real estate	231	500	49	780	75,886	76,666
Commercial business	0	0	189	189	21,814	22,003
Home equity/2nd mortgage	411	24	132	567	34,702	35,269
Other consumer	296	34	8	338	33,316	33,654

Total	$4,260	$1,497	$1,091	$6,848	$287,630	$294,478

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2014
Pass	$103,842	$6,915	$9,683	$72,958	$18,262	$34,468	$32,534	$278,662
Special Mention	424	0	0	2,709	768	99	15	4,015
Substandard	1,314	3,087	0	807	316	202	0	5,726
Doubtful	1,123	118	0	1,424	1,898	186	0	4,749
Loss	0	0	0	0	0	0	0	0

Ending balance	$106,703	$10,120	$9,683	$77,898	$21,244	$34,955	$32,549	$293,152

December 31, 2013
Pass	$103,594	$7,096	$9,018	$71,893	$19,328	$34,693	$33,627	$279,249
Special Mention	756	0	0	2,627	458	198	27	4,066
Substandard	1,625	3,144	0	690	319	126	0	5,904
Doubtful	1,533	120	0	1,456	1,898	252	0	5,259
Loss	0	0	0	0	0	0	0	0

Ending balance	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$504	$174	$678	$0	$508	$226	$734	$45
Commercial real estate	1,294	364	1,658	0	1,130	0	1,130	0
Commercial business	0	1,710	1,710	1,259	0	1,709	1,709	1,259
Home equity and 2nd mortgage	23	0	23	0	24	0	24	0

Total	$1,821	$2,248	$4,069	$1,259	$1,662	$1,935	$3,597	$1,304

At March 31, 2014 and December 31, 2013, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2014:

	Three months ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings:
Commercial real estate	3	$542	$542

Total	3	$542	$542

For the TDRs listed above, the terms of modification included a temporary decrease in the borrowers’ monthly payments. There were no principal charge-offs recorded as a result of TDRs during the three months ended March 31, 2014 and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2014.

There were no TDRs that were restructured during the three months ended March 31, 2013.

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2014 and 2013. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic and Diluted:	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$1,297	$1,194

Shares:
Weighted average common shares outstanding	2,784,088	2,784,997

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.47	$0.43

There were no potentially dilutive shares for the three month periods ended March 31, 2014 and 2013.

5.	Stock Option Plan

For the three month periods ended March 31, 2014 and 2013, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At March 31, 2014, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash payments for:
Interest	$323	$488
Taxes	24	159
Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	58	352

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2014 and December 31, 2013. The Company had no liabilities measured at fair value as of March 31, 2014 or December 31, 2013.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$21,817	$0	$21,817
Agency CMO	0	19,087	0	19,087
Agency notes and bonds	0	29,502	0	29,502
Municipal obligations	0	36,046	0	36,046
Mutual funds	2,141	0	0	2,141

Total securities available for sale	$2,141	$106,452	$0	$108,593

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,568	$1,568
Land	0	0	118	118
Construction	0	0	0	0
Commercial real estate	0	0	2,596	2,596
Commercial business	0	0	639	639
Home equity and second mortgage	0	0	206	206

Total impaired loans	$0	$0	$5,127	$5,127

Loans held for sale	$0	$511	$0	$511
Foreclosed real estate:
Residential real estate	$0	$0	$249	$249

Total foreclosed real estate	$0	$0	$249	$249

December 31, 2013
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$18,369	$0	$18,369
Agency CMO	0	20,241	0	20,241
Agency notes and bonds	0	30,914	0	30,914
Municipal obligations	0	36,040	0	36,040
Mutual funds	3,198	0	0	3,198

Total securities available for sale	$3,198	$105,564	$0	$108,762

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,928	$1,928
Land	0	0	120	120
Construction	0	0	0	0
Commercial real estate	0	0	2,441	2,441
Commercial business	0	0	639	639
Home equity and second mortgage	0	0	263	263

Total impaired loans	$0	$0	$5,391	$5,391

Loans held for sale	$0	$1,611	$0	$1,611
Foreclosed real estate:
Residential real estate	$0	$0	$466	$466

Total foreclosed real estate	$0	$0	$466	$466

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2014 and December 31, 2013, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 48%. The Company recognized provisions for loan losses of $13,000 and $45,000 for the three months ended March 31, 2014 and 2013, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2014, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 19% to 38%. At December 31, 2013, the discount from appraised value ranged from 10% to 38%. The Company recognized charges of $32,000 to write down foreclosed real estate to fair value for the three months ended March 31, 2013. There were no charges to write down foreclosed real estate to fair value for the three months ended March 31, 2014.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2014 and 2013. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2014 and 2013. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2014 and 2013.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3
March 31, 2014:
Financial assets:
Cash and cash equivalents	$18,888	$18,888	$18,888	$0	$0
Interest-bearing time deposits	4,425	4,425	0	4,425	0
Securities available for sale	108,593	108,593	2,141	106,452	0
Securities held to maturity	8	8	0	8	0
Loans held for sale	511	520	0	520	0
Loans, net	287,224	287,522	0	0	287,522
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,598	1,598	0	1,598	0
Cost method investment
(included in other assets)	540	540	0	540	0
Financial liabilities:
Deposits	383,088	383,019	0	0	383,019
Retail repurchase agreements	8,832	8,832	0	8,832	0
Accrued interest payable	167	167	0	167	0
December 31, 2013:
Financial assets:
Cash and cash equivalents	$11,136	$11,136	$11,136	$0	$0
Interest-bearing time deposits	4,425	4,458	0	4,458	0
Securities available for sale	108,762	108,762	3,198	105,564	0
Securities held to maturity	9	9	0	9	0
Loans held for sale	1,611	1,644	0	1,644	0
Loans, net	288,506	287,753	0	0	287,753
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,716	1,716	0	1,716	0
Cost method investment
(included in other assets)	540	540	0	540	0
Financial liabilities:
Deposits	373,830	373,883	0	0	373,883
Retail repurchase agreements	9,310	9,310	0	9,310	0
Advances from FHLB	5,500	5,500	0	5,500	0
Accrued interest payable	192	192	0	192	0

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

Cash and Cash Equivalents and Interest-Bearing Time Deposits

For cash and short-term investments, including cash and due from banks, interest-bearing deposits with banks, federal funds sold, and interest-bearing time deposits with other financial institutions, the carrying amount is a reasonable estimate of fair value.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2014, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition

Total assets increased from $444.4 million at December 31, 2013 to $448.9 million at March 31, 2014, an increase of 1.0%.

Net loans receivable (excluding loans held for sale) decreased $1.3 million from $288.5 million at December 31, 2013 to $287.2 million at March 31, 2014. Consumer loans and residential mortgage loans decreased $1.1 million and $777,000, respectively, during the three months ended March 31, 2014 while commercial real estate loans increased $1.3 million during the period. This was primarily due to the Bank’s continued effort to reposition its lending portfolio with more commercial loans.

Securities available for sale decreased $169,000 from $108.8 million at December 31, 2013 to $108.6 million at March 31, 2014. Purchases of $5.9 million of securities classified as available for sale were made during the three months ended March 31, 2014 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities. Maturities and principal repayments of available for sale securities totaled $4.6 million and $2.2 million, respectively, during the three months ended March 31, 2014.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $11.1 million at December 31, 2013 to $18.9 million at March 31, 2014, primarily due to an increase of $9.0 million in federal funds sold.

Total deposits increased 2.5% from $373.8 million at December 31, 2013 to $383.1 million at March 31, 2014. Interest-bearing demand and savings accounts increased $9.9 million during the three months ended March 31, 2014 primarily due to normal fluctuations in accounts of local municipalities and current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. Noninterest-bearing checking accounts increased by $3.2 million during the period due to a combination of growth in existing accounts and new accounts.

FHLB borrowings decreased $5.5 million from December 31, 2013 to March 31, 2014 as the Bank repaid all remaining outstanding advances with excess liquidity.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, decreased from $9.3 million at December 31, 2013 to $8.8 million at March 31, 2014 due to normal balance fluctuation.

Total stockholders’ equity attributable to the Company increased from $53.2 million at December 31, 2013 to $54.5 million at March 31, 2014 primarily due to retained net income of $712,000 and a net decrease of $589,000 in the net unrealized loss on securities available for sale for the three months ended March 31, 2014. The decrease in unrealized losses on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net Income for the three-month periods ended March 31, 2014 and 2013. Net income attributable to the Company was $1.3 million ($0.47 per share) for the three months ended March 31, 2014 compared to $1.2 million ($0.43 per share) for the three months ended March 31, 2013. The increase is primarily due to an increase in net interest income after provision for loan losses partially offset by a decrease in noninterest income.

Net interest income for the three-month periods ended March 31, 2014 and 2013. Net interest income increased $86,000 for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in the interest rate spread.

Total interest income decreased $74,000 for the three months ended March 31, 2014 compared to the same period in 2013. For the three months ended March 31, 2014, the average balance of interest-earning assets and their tax-equivalent yield were $420.3 million and 4.44%, respectively. During the same period in 2013, the average balance of those assets was $422.4 million and the tax-equivalent yield was 4.48%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels. The decrease in the average balance of interest-earning assets was primarily due to decreases in investment securities and federal funds sold, which decreased $6.3 million and $5.4 million, respectively, when comparing the two periods. This was partially offset by an increase of $7.0 million in the average balance of loans receivable when comparing the same two periods.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $160,000 for the three months ended March 31, 2014 compared to the same period in 2013. The average rate paid on interest-bearing liabilities decreased from 0.53% for the three months ended March 31, 2013 to 0.36% for the same period in 2014. The average balance of interest-bearing liabilities decreased from $343.8 million for 2013 to $335.6 million for 2014 primarily due to a decrease of $13.4 million in the average balance of time deposits partially offset by a $10.8 million increase in the average balance of savings and interest-bearing demand deposits. As a result, the tax-equivalent interest rate spread increased from 3.95% for the three-month period ended March 31, 2013 to 4.08% for the same period in 2014.

Provision for loan losses. The provision for loan losses decreased from $250,000 for the three-month period ended March 31, 2013 to $25,000 for the same period in 2014. Net charge offs amounted to $194,000 for the three-month period ended March 31, 2013 compared to a net recovery of $64,000 during the three months ended March 31, 2014. During the three-month period ended March 31, 2014, gross loans receivable decreased $1.2 million. As stated earlier in this report, consumer loans and residential mortgage loans decreased $1.1 million and $777,000, respectively, and commercial real estate loans increased $1.3 million during the three months ended March 31, 2014. The decrease in the provision for loan losses is due to the decrease in net charge-offs for 2014 compared to 2013 and a decrease in provisions related to nonperforming loans as discussed further below.

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

The allowance for loan losses was $5.0 million at March 31, 2014 and $4.9 million at December 31, 2013. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At March 31, 2014, nonperforming loans amounted to $4.9 million compared to $5.5 million at December 31, 2013. Included in nonperforming loans at March 31, 2014 are loans 90 days or more past due and still accruing interest which are secured by residential mortgages of $147,000 and home equity loans and second mortgages of $26,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2014 and December 31, 2013, nonaccrual loans amounted to $4.7 million and $5.3 million, respectively.

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2014 and 2013. Noninterest income for the quarter ended March 31, 2014 decreased $183,000 to $1.0 million compared to $1.2 million for the quarter ended March 31, 2013. This decrease was primarily due to decreases in gains on the sale of loans and commission income of $116,000 and $41,000, respectively, when comparing the two periods. The decrease in the gains on the sale of loans is primarily due to the overall slowdown in mortgage activity in the Bank’s primary lending market.

Noninterest expense for the three-month periods ended March 31, 2014 and 2013. Noninterest expense for the quarter ended March 31, 2014 decreased $23,000 compared to the same period in 2013. Other operating expenses decreased $129,000 when comparing the two periods primarily due to reductions in costs associated with the maintenance and disposal of other real estate owned and losses on ATM and debit cards. During the quarter ended March 31, 2013, the card processing system of a local business was compromised. The Bank reimbursed all of its customers for any fraudulent charges as a result of the breach, which resulted in losses totaling $54,000 during the quarter. Compensation and benefits expenses increased $84,000 for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to normal increases in salaries and employee benefits.

Income tax expense. Income tax expense for the three-month period ended March 31, 2014 was $559,000, for an effective tax rate of 30.1%, compared to $511,000, for an effective tax rate of 29.9%, for the same period in 2013.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2014, the Bank had cash and cash equivalents of $18.9 million and securities available-for-sale with a fair value of $108.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I—ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2014, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.9%, 15.3% and 16.6%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.0% and 10.0%, respectively. At March 31, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $223,000 at March 31, 2014.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

For the three months ended March 31, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2014 and December 31, 2013 financial information:

	At March 31, 2014		At December 31, 2013
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)		(Dollars in thousands)
300bp	$(7)	(0.04)%	$(152)	(0.88)%
200bp	332	1.91	197	1.14
100bp	356	2.05	280	1.62
Static	0	0	0	0
(100)bp	(375)	(2.16)	(232)	(1.34)

At March 31, 2014 and December 31, 2013, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% or an immediate and sustained increase in rates of 3.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.

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

PART I—ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2014 and December 31, 2013 financial information:

	At March 31, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
300bp	$49,905	$(13,519)	(21.32)%	12.13%	(206	)bp
200bp	55,916	(7,508)	(11.84)	13.21	(98	)bp
100bp	60,475	(2,949)	(4.65)	13.91	(28	)bp
Static	63,424	0	0	14.19	0	bp
(100)bp	66,457	3,033	4.87	14.48	29	bp

	At December 31, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
300bp	$44,399	$(15,949)	(26.43)%	11.01%	(271	)bp
200bp	51,134	(9,214)	(15.27)	12.31	(141	)bp
100bp	56,380	(3,968)	(6.57)	13.19	(53	)bp
Static	60,348	0	0	13.72	0	bp
(100)bp	64,329	3,981	6.60	14.22	50	bp

The previous tables indicate that at March 31, 2014 and December 31, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended March 31, 2014. The maximum number of shares that may yet be purchased under the plan is 188,673.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)

10.2	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)

10.3	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (4)

10.4	*Employee Severance Compensation Plan (5)

10.5	*First Capital, Inc. 2009 Equity Incentive Plan (6)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(6)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC. (Registrant)

Dated May 13, 2014	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 13, 2014	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer