Form 10-Q
period 2014-06-30
FIRST CAPITAL INC
filed 2014-08-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,741,325 shares of common stock were outstanding as of July 31, 2014.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and due from banks	$11,236	$10,058
Interest bearing deposits with banks	1,110	467
Federal funds sold	3,082	611

Total cash and cash equivalents	15,428	11,136

Interest-bearing time deposits	5,900	4,425
Securities available for sale, at fair value	107,254	108,762
Securities-held to maturity	8	9
Loans, net	297,997	288,506
Loans held for sale	3,824	1,611
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	49	466
Premises and equipment	10,472	10,347
Accrued interest receivable	1,551	1,716
Cash value of life insurance	6,409	6,332
Goodwill	5,386	5,386
Other assets	2,439	2,868

Total Assets	$459,537	$444,384

LIABILITIES
Deposits:
Noninterest-bearing	$62,884	$56,436
Interest-bearing	323,869	317,394

Total deposits	386,753	373,830

Retail repurchase agreements	10,617	9,310
Advances from Federal Home Loan Bank	5,000	5,500
Accrued interest payable	155	192
Accrued expenses and other liabilities	1,765	2,213

Total liabilities	404,290	391,045

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,416 shares; outstanding 2,743,502 shares (2,784,088 in 2013)	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	38,602	36,947
Accumulated other comprehensive income (loss)	384	(720)
Less treasury stock, at cost - 420,914 shares (380,328 shares in 2013)	(8,189)	(7,345)

Total First Capital, Inc. stockholders’ equity	55,142	53,227

Noncontrolling interest in subsidiary	105	112

Total equity	55,247	53,339

Total Liabilities and Equity	$459,537	$444,384

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,036	$3,925	$7,874	$7,849
Securities:
Taxable	303	315	620	663
Tax-exempt	274	267	564	534
Federal Home Loan Bank dividends	26	24	65	49
Federal funds sold and interest bearing deposits with banks	24	23	42	35

Total interest income	4,663	4,554	9,165	9,130
INTEREST EXPENSE
Deposits	291	386	580	790
Retail repurchase agreements	6	7	12	15
Advances from Federal Home Loan Bank	0	47	3	93

Total interest expense	297	440	595	898
Net interest income	4,366	4,114	8,570	8,232
Provision for loan losses	90	225	115	475

Net interest income after provision for loan losses	4,276	3,889	8,455	7,757
NONINTEREST INCOME
Service charges on deposit accounts	822	783	1,545	1,504
Commission income	120	76	198	195
Gain on sale of securities	54	0	54	21
Gain on sale of mortgage loans	212	258	319	481
Mortgage brokerage fees	9	6	14	17
Increase in cash surrender value of life insurance	40	42	77	84
Other income	30	23	59	48

Total noninterest income	1,287	1,188	2,266	2,350

NONINTEREST EXPENSE
Compensation and benefits	1,836	1,724	3,671	3,475
Occupancy and equipment	293	278	612	599
Data processing	397	365	764	711
Professional fees	153	202	298	370
Advertising	69	71	133	109
Other operating expenses	601	666	1,170	1,364

Total noninterest expense	3,349	3,306	6,648	6,628

Income before income taxes	2,214	1,771	4,073	3,479
Income tax expense	692	557	1,251	1,068

Net Income	1,522	1,214	2,822	2,411
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7

Net Income Attributable to First Capital, Inc.	$1,518	$1,210	$2,815	$2,404

Earnings per common share attributable to First Capital, Inc.
Basic	$0.55	$0.43	$1.02	$0.86

Diluted	$0.55	$0.43	$1.02	$0.86

Dividends per share	$0.21	$0.20	$0.42	$0.40

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Net Income	$1,522	$1,214	$2,822	$2,411

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	902	(2,337)	1,873	(2,825)
Income tax (expense) benefit	(354)	926	(736)	1,119

Net of tax amount	548	(1,411)	1,137	(1,706)

Less: reclassification adjustment for realized gains included in net income	(54)	0	(54)	(21)
Income tax expense	21	0	21	8

Net of tax amount	(33)	0	(33)	(13)

Other Comprehensive Income (Loss), net of tax	515	(1,411)	1,104	(1,719)

Comprehensive Income (Loss)	2,037	(197)	3,926	692
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$2,033	$(201)	$3,919	$685

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2013	$32	$24,313	$34,101	$1,704	$(7,326)	$112	$52,936

Net income	0	0	2,404	0	0	7	2,411

Other comprehensive loss	0	0	0	(1,719)	0	0	(1,719)

Cash dividends	0	0	(1,113)	0	0	(14)	(1,127)

Balances at June 30, 2013	$32	$24,313	$35,392	$(15)	$(7,326)	$105	$52,501

Balances at January 1, 2014	$32	$24,313	$36,947	$(720)	$(7,345)	$112	$53,339

Net income	0	0	2,815	0	0	7	2,822

Other comprehensive income	0	0	0	1,104	0	0	1,104

Cash dividends	0	0	(1,160)	0	0	(14)	(1,174)

Purchase of treasury shares	0	0	0	0	(844)	0	(844)

Balances at June 30, 2014	$32	$24,313	$38,602	$384	$(8,189)	$105	$55,247

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,822	$2,411
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	347	491
Depreciation and amortization expense	348	355
Deferred income taxes	(65)	128
Increase in cash value of life insurance	(77)	(84)
Gain on sale of securities	(54)	(21)
Provision for loan losses	115	475
Proceeds from sales of loans	12,656	23,207
Loans originated for sale	(14,550)	(20,283)
Gain on sale of loans	(319)	(481)
Decrease in accrued interest receivable	165	56
Decrease in accrued interest payable	(37)	(46)
Net change in other assets/liabilities	(592)	285

Net Cash Provided By Operating Activities	759	6,493

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(1,475)	(280)
Purchase of securities available for sale	(15,469)	(19,922)
Proceeds from maturities of securities available for sale	10,923	18,850
Proceeds from sales of securities available for sale	2,612	246
Principal collected on mortgage-backed obligations	4,892	6,959
Net increase in loans receivable	(9,564)	(3,493)
Proceeds from sale of foreclosed real estate	375	157
Purchase of premises and equipment	(473)	(189)

Net Cash Provided By (Used In) Investing Activities	(8,179)	2,328

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,923	5,270
Net decrease in advances from Federal Home Loan Bank	(500)	(100)
Net increase (decrease) in retail repurchase agreements	1,307	(2,655)
Purchase of treasury stock	(844)	0
Dividends paid	(1,174)	(1,127)

Net Cash Provided By Financing Activities	11,712	1,388

Net Increase in Cash and Cash Equivalents	4,292	10,209
Cash and cash equivalents at beginning of period	11,136	21,811

Cash and Cash Equivalents at End of Period	$15,428	$32,020

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank’s operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At June 30, 2014, this noncontrolling interest represented 0.2% ownership of the REIT.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2014, and the results of operations for the three months and six months ended June 30, 2014 and 2013 and the cash flows for the six months ended June 30, 2014. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2014 and December 31, 2013 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2014
Securities available for sale:
Agency mortgage-backed securities	$28,006	$225	$126	$28,105
Agency CMO	17,660	121	219	17,562
Other debt securities:
Agency notes and bonds	25,382	48	251	25,179
Municipal obligations	33,257	1,053	262	34,048

Subtotal - debt securities	104,305	1,447	858	104,894

Mutual funds	2,373	2	15	2,360

Total securities available for sale	$106,678	$1,449	$873	$107,254

Securities held to maturity:
Agency mortgage-backed securities	$8	$0	$0	$8

Total securities held to maturity	$8	$0	$0	$8

December 31, 2013
Securities available for sale:
Agency mortgage-backed securities	$18,408	$205	$244	$18,369
Agency CMO	20,486	96	341	20,241
Other debt securities:
Agency notes and bonds	31,594	49	729	30,914
Municipal obligations	36,200	778	938	36,040

Subtotal - debt securities	106,688	1,128	2,252	105,564

Mutual funds	3,238	0	40	3,198

Total securities available for sale	$109,926	$1,128	$2,292	$108,762

Securities held to maturity:
Agency mortgage-backed securities	$9	$0	$0	$9

Total securities held to maturity	$9	$0	$0	$9

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

The amortized cost and fair value of debt securities as of June 30, 2014, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$0	$0	$0	$0
Due after one year through five years	13,411	13,487	0	0
Due after five years through ten years	25,943	26,232
Due after ten years	19,285	19,508	0	0

	58,639	59,227	0	0
Mortgage-backed securities and CMO	45,666	45,667	8	8

	$104,305	$104,894	$8	$8

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2014, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	2	$1,401	$2
Agency CMO	1	699	2
Agency mortgage-backed securities	14	10,438	41
Municipal obligations	1	108	1

Total less than twelve months	18	12,646	46

Continuous loss position more than twelve months:
Agency notes and bonds	12	13,396	249
Agency CMO	10	8,604	217
Agency mortgage-backed securities	6	6,425	85
Municipal obligations	18	7,517	261
Mutual fund	1	406	15

Total more than twelve months	47	36,348	827

Total securities available for sale	65	$48,994	$873

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

At June 30, 2014, the 64 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.8% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three months and six months ended June 30, 2014, the Company realized gross gains on sales of available for sale municipal securities of $54,000. During the six months ended June 30, 2013, the Company realized gross gains on sales of available for sale municipal securities of $21,000. The Company did not sell any securities during the three months ended June 30, 2013.

In June 2014, the Company acquired an additional 31,750 shares of common stock in another financial institution, in addition to the 100,000 shares acquired in December 2013, representing approximately 9% of the outstanding common stock of the entity, for a total investment of $711,000. The investment is accounted for using the cost method of accounting and is included in other assets in the consolidated balance sheet.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2014, the Company had 13 loans on which partial charge-offs of $481,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of June 30, 2014 and December 31, 2013, as well as a discussion of changes in management’s allowance for loan losses methodology from 2013 to 2014.

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

Loans at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013

Real estate mortgage loans:
Residential	$105,377	$107,029
Land	9,938	10,309
Residential construction	13,274	14,423
Commercial real estate	78,547	76,496
Commercial real estate construction	1,078	1,715
Commercial business loans	28,354	21,956
Consumer loans:
Home equity and second mortgage loans	36,833	34,815
Automobile loans	24,948	23,983
Loans secured by savings accounts	994	1,138
Unsecured loans	3,706	3,541
Other consumer loans	4,961	4,824

Gross loans	308,010	300,229
Less undisbursed portion of loans in process	(5,359)	(7,142)

Principal loan balance	302,651	293,087

Deferred loan origination fees, net	412	341
Allowance for loan losses	(5,066)	(4,922)

Loans, net	$297,997	$288,506

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2014:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$105,377	$9,938	$8,993	$78,547	$28,354	$36,833	$34,609	$302,651

Accrued interest receivable	347	45	22	202	77	129	136	958

Net deferred loan origination fees and costs	59	2	0	(30)	(9)	390	0	412

Recorded investment in loans	$105,783	$9,985	$9,015	$78,719	$28,422	$37,352	$34,745	$304,021

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,446	$113	$0	$2,671	$1,864	$96	$0	$6,190
Collectively evaluated for impairment	104,337	9,872	9,015	76,048	26,558	37,256	34,745	297,831
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$105,783	$9,985	$9,015	$78,719	$28,422	$37,352	$34,745	$304,021

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of June 30, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$61	$0	$0	$107	$1,226	$0	$0	$1,394
Collectively evaluated for impairment	782	153	78	1,173	218	932	336	3,672
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$843	$153	$78	$1,280	$1,444	$932	$336	$5,066

An analysis of the allowance for loan losses as of December 31, 2013 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$112	$0	$0	$145	$1,259	$13	$0	$1,529
Collectively evaluated for impairment	699	152	63	1,139	187	864	289	3,393
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2014
Beginning balance	$838	$144	$70	$1,276	$1,450	$902	$331	$5,011
Provisions for loan losses	24	9	8	4	(10)	41	14	90
Charge-offs	(21)	0	0	0	0	(36)	(36)	(93)
Recoveries	2	0	0	0	4	25	27	58

Ending balance	$843	$153	$78	$1,280	$1,444	$932	$336	$5,066

Changes in Allowance for Loan Losses for the six-months ended June 30, 2014
Beginning balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922
Provisions for loan losses	113	1	15	(4)	(7)	(70)	67	115
Charge-offs	(84)	0	0	0	0	(54)	(88)	(226)
Recoveries	3	0	0	0	5	179	68	255

Ending balance	$843	$153	$78	$1,280	$1,444	$932	$336	$5,066

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2014 and December 31, 2013, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At June 30, 2014 and December 31, 2013, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd, Washington and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at June 30, 2014 and December 31, 2013.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at June 30, 2014 and December 31, 2013.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management assigned a risk factor of 1.30 at June 30, 2014 and December 31, 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at June 30, 2014 and December 31, 2013, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $461,000 and $471,000 at June 30, 2014 and December 31, 2013, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $465,000 and $521,000 at June 30, 2014 and December 31, 2013, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2014 and for the three months and six months ended June 30, 2014:

	At June 30, 2014			Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,184	$1,462	$0	$1,345	$8	$9	$1,427	$18	$21
Land	113	129	0	119	0	0	119	0	0
Construction	0	0	0	130	0	0	87	0	0
Commercial real estate	1,760	1,781	0	1,525	17	19	1,562	34	36
Commercial business	188	209	0	94	0	0	126	0	0
Home Equity/2nd mortgage	96	110	0	169	0	0	197	1	1
Other consumer	0	0	0	0	0	0	0	0	0

	3,341	3,691	0	3,382	25	28	3,518	53	58

Loans with an allowance recorded:
Residential	262	302	61	436	0	0	440	0	0
Land	0	0	0	3	0	0	2	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	911	1,031	107	1,123	0	0	1,065	0	0
Commercial business	1,676	1,909	1,226	1,726	0	0	1,720	0	0
Home Equity/2nd mortgage	0	0	0	16	0	0	18	0	0
Other consumer	0	0	0	0	0	0	0	0	0

	2,849	3,242	1,394	3,304	0	0	3,245	0	0

Total:
Residential	1,446	1,764	61	1,781	8	9	1,867	18	21
Land	113	129	0	122	0	0	121	0	0
Construction	0	0	0	130	0	0	87	0	0
Commercial real estate	2,671	2,812	107	2,648	17	19	2,627	34	36
Commercial business	1,864	2,118	1,226	1,820	0	0	1,846	0	0
Home Equity/2nd mortgage	96	110	0	185	0	0	215	1	1
Other consumer	0	0	0	0	0	0	0	0	0

	$6,190	$6,933	$1,394	$6,686	$25	$28	$6,763	$53	$58

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method

Loans with no related allowance recorded:
Residential	$1,273	$2	$0	$1,324	$5	$1
Land	126	0	0	125	0	0
Construction	232	0	0	289	0	0
Commercial real estate	106	0	0	582	0	0
Commercial business	0	4	3	0	4	3
Home Equity/2nd mortgage	251	1	1	167	2	1
Other consumer	0	0	0	0	0	0

	1,988	7	4	2,487	11	5

Loans with an allowance recorded:
Residential	625	0	0	731	0	0
Land	3	0	0	2	0	0
Construction	0	0	0	0	0	0
Commercial real estate	1,161	0	0	1,208	0	0
Commercial business	1,776	0	0	1,776	0	0
Home Equity/2nd mortgage	49	0	0	57	1	0
Other consumer	0	0	0	0	0	0

	3,614	0	0	3,774	1	0

Total:
Residential	1,898	2	0	2,055	5	1
Land	129	0	0	127	0	0
Construction	232	0	0	289	0	0
Commercial real estate	1,267	0	0	1,790	0	0
Commercial business	1,776	4	3	1,776	4	3
Home Equity/2nd mortgage	300	1	1	224	3	1
Other consumer	0	0	0	0	0	0

	$5,602	$7	$4	$6,261	$12	$5

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$945	$68	$1,013	$1,533	$180	$1,713
Land	113	0	113	120	0	120
Construction	0	0	0	0	0	0
Commercial real estate	1,395	0	1,395	1,456	0	1,456
Commercial business	1,864	0	1,864	1,898	0	1,898
Home equity/2nd mortgage	73	0	73	252	39	291
Other consumer	0	2	2	0	8	8

Total	$4,390	$70	$4,460	$5,259	$227	$5,486

The following table presents the aging of the recorded investment in loans at June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$3,064	$181	$296	$3,541	$102,242	$105,783
Land	159	0	0	159	9,826	9,985
Construction	0	0	0	0	9,015	9,015
Commercial real estate	0	46	0	46	78,673	78,719
Commercial business	0	0	189	189	28,233	28,422
Home equity/2nd mortgage	248	107	34	389	36,963	37,352
Other consumer	248	22	2	272	34,473	34,745

Total	$3,719	$356	$521	$4,596	$299,425	$304,021

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
June 30, 2014
Pass	$103,761	$6,816	$9,015	$72,009	$23,643	$36,812	$34,691	$286,747
Special Mention	183	0	0	4,633	2,915	98	37	7,866
Substandard	894	3,056	0	682	0	369	17	5,018
Doubtful	945	113	0	1,395	1,864	73	0	4,390
Loss	0	0	0	0	0	0	0	0

Ending balance	$105,783	$9,985	$9,015	$78,719	$28,422	$37,352	$34,745	$304,021

December 31, 2013
Pass	$103,594	$7,096	$9,018	$71,893	$19,328	$34,693	$33,627	$279,249
Special Mention	756	0	0	2,627	458	198	27	4,066
Substandard	1,625	3,144	0	690	319	126	0	5,904
Doubtful	1,533	120	0	1,456	1,898	252	0	5,259
Loss	0	0	0	0	0	0	0	0

Ending balance	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$501	$171	$672	$8	$508	$226	$734	$45
Commercial real estate	1,276	361	1,637	0	1,130	0	1,130	0
Commercial business	0	1,676	1,676	1,226	0	1,709	1,709	1,259
Home equity and 2nd mortgage	23	0	23	0	24	0	24	0

Total	$1,800	$2,208	$4,008	$1,234	$1,662	$1,935	$3,597	$1,304

At June 30, 2014 and December 31, 2013, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the six months ended June 30, 2014. There were no TDRs that were restructured during the three months ended June 30, 2014:

	Six months ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)

Troubled debt restructurings:
Commercial real estate	3	$542	$542

Total	3	$542	$542

For the TDRs listed above, the terms of modification included a temporary decrease in the borrowers’ monthly payments. There were no principal charge-offs recorded as a result of TDRs during the three months and six months ended June 30, 2014, and there was no specific allowance for loan losses related to TDRs modified during the three months and six months ended June 30, 2014.

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months and six months ended June 30, 2014 and 2013. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the three and six months ended June 30, 2013:

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

For the TDR listed above, the term of modification included a reduction of the stated interest rate. There were no principal charge-offs recorded as a result of TDRs during the three months and six months ended June 30, 2013, and there was no specific allowance for loan losses related to TDRs modified during the three months and six months ended June 30, 2013.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$1,518	$1,210	$2,815	$2,404

Shares:
Weighted average common shares outstanding	2,757,335	2,784,997	2,770,637	2,784,997

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.55	$0.43	$1.02	$0.86

There were no potentially dilutive shares for the three and six month periods ended June 30, 2014 and 2013.

5.	Stock Option Plan

For the six month periods ended June 30, 2014 and 2013, the Company did not recognize any compensation expense related to its stock option plans. Expense is recognized ratably over the five-year vesting period of the options. At June 30, 2014, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period. The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash payments for:
Interest	$632	$945
Taxes	1,042	1,091

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	75	551

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2014 and December 31, 2013. The Company had no liabilities measured at fair value as of June 30, 2014 or December 31, 2013.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2014
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$28,105	$0	$28,105
Agency CMO	0	17,562	0	17,562
Agency notes and bonds	0	25,179	0	25,179
Municipal obligations	0	34,048	0	34,048
Mutual funds	2,360	0	0	2,360

Total securities available for sale	$2,360	$104,894	$0	$107,254

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,385	$1,385
Land	0	0	113	113
Construction	0	0	0	0
Commercial real estate	0	0	2,564	2,564
Commercial business	0	0	638	638
Home equity and second mortgage	0	0	96	96

Total impaired loans	$0	$0	$4,796	$4,796

Loans held for sale	$0	$3,824	$0	$3,824

Foreclosed real estate:
Residential real estate	$0	$0	$49	$49

Total foreclosed real estate	$0	$0	$49	$49

December 31, 2013
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$18,369	$0	$18,369
Agency CMO	0	20,241	0	20,241
Agency notes and bonds	0	30,914	0	30,914
Municipal obligations	0	36,040	0	36,040
Mutual funds	3,198	0	0	3,198

Total securities available for sale	$3,198	$105,564	$0	$108,762

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,928	$1,928
Land	0	0	120	120
Construction	0	0	0	0
Commercial real estate	0	0	2,441	2,441
Commercial business	0	0	639	639
Home equity and second mortgage	0	0	263	263

Total impaired loans	$0	$0	$5,391	$5,391

Loans held for sale	$0	$1,611	$0	$1,611

Foreclosed real estate:
Residential real estate	$0	$0	$466	$466

Total foreclosed real estate	$0	$0	$466	$466

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2014 and December 31, 2013, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 48%. The Company recognized provisions for loan losses of $21,000 and $45,000 for the six months ended June 30, 2014 and 2013, respectively, for impaired loans. The Company recognized provisions for loan losses of $8,000 for the three months ended June 30, 2014. No provisions for loan losses were recognized for the three months ended June 30, 2013 for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2014, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 0% to 23%. At December 31, 2013, the discount from appraised value ranged from 10% to 38%. The Company recognized charges of $32,000 to write down foreclosed real estate to fair value for the six months ended June 30, 2013. There were no charges to write down foreclosed real estate recognized in income for the three months and six months ended June 30, 2014, or the three months ended June 13, 2013.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2014 and 2013. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2014 and 2013. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month periods ended June 30, 2014 and 2013.

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

(In thousands)	Carrying	Fair	Fair Vale Measurements Using
	Value	Value	Level 1	Level 2	Level 3

June 30, 2014
Financial assets:
Cash and cash equivalents	$15,428	$15,428	$15,428	$0	$0
Interest-bearing time deposits	5,900	6,033	0	6,033	0
Securities available for sale	107,254	107,254	2,360	104,894	0
Securities held to maturity	8	8	0	8	0
Loans held for sale	3,824	3,912	0	3,912	0
Loans, net	297,997	299,088	0	0	299,088
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,551	1,551	0	1,551	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	386,753	386,680	0	0	386,680
Retail repurchase agreements	10,617	10,617	0	10,617	0
Advances from FHLB	5,000	5,000	0	5,000	0
Accrued interest payable	155	155	0	155	0

December 31, 2013:
Financial assets:
Cash and cash equivalents	$11,136	$11,136	$11,136	$0	$0
Interest-bearing time deposits	4,425	4,458	0	4,458	0
Securities available for sale	108,762	108,762	3,198	105,564	0
Securities held to maturity	9	9	0	9	0
Loans held for sale	1,611	1,644	0	1,644	0
Loans, net	288,506	287,753	0	0	287,753
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,716	1,716	0	1,716	0
Cost method investment (included in other assets)	540	540	0	540	0

Financial liabilities:
Deposits	373,830	373,883	0	0	373,883
Retail repurchase agreements	9,310	9,310	0	9,310	0
Advances from FHLB	5,500	5,500	0	5,500	0
Accrued interest payable	192	192	0	192	0

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

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In January 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this update is to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in the update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the six months ended June 30, 2014, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition

Total assets increased from $444.4 million at December 31, 2013 to $459.5 million at June 30, 2014, an increase of 3.4%.

Net loans receivable (excluding loans held for sale) increased $9.5 million from $288.5 million at December 31, 2013 to $298.0 million at June 30, 2014. Commercial business loans and commercial real estate loans increased $6.4 million and $2.1 million, respectively, during the six months ended June 30, 2014 while residential mortgage loans and residential construction loans decreased $1.7 million and $1.1 million, respectively, during the period. This was primarily due to the Bank’s continued effort to reposition its lending portfolio with more commercial loans.

Securities available for sale decreased $1.5 million from $108.8 million at December 31, 2013 to $107.3 million at June 30, 2014. Purchases of $15.5 million of securities classified as available for sale were made during the six months ended June 30, 2014 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities. Maturities, principal repayments and sales of available for sale securities totaled $10.9 million, $4.9 million and $2.6 million, respectively, during the six months ended June 30, 2014.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $11.1 million at December 31, 2013 to $15.4 million at June 30, 2014, primarily due to an increase of $2.5 million in federal funds sold.

Total deposits increased 3.4% from $373.8 million at December 31, 2013 to $386.8 million at June 30, 2014. Interest-bearing demand and savings accounts increased $13.1 million during the six months ended June 30, 2014 primarily due to normal fluctuations in accounts of local municipalities, new accounts and current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. Time deposits decreased $6.7 million over the same six month period. Noninterest-bearing checking accounts increased by $6.4 million during the period due to a combination of growth in existing accounts and new accounts.

FHLB borrowings decreased $500,000 from December 31, 2013 to June 30, 2014 as the Bank paid off $5.5 million in advances and borrowed $5.0 million during the six month period.

Retail repurchase agreements, which represent overnight borrowings from deposit customers, including businesses and local municipalities, increased from $9.3 million at December 31, 2013 to $10.6 million at June 30, 2014 due to normal balance fluctuation.

Total stockholders’ equity attributable to the Company increased from $53.2 million at December 31, 2013 to $55.1 million at June 30, 2014 primarily due to retained net income of $1.7 million and a net increase of $1.1 million in the net unrealized gain on securities available for sale for the six months ended June 30, 2014. This was partially offset by the Company repurchasing 40,586 shares of common stock for $844,000.

Results of Operations

Net Income for the six-month periods ended June 30, 2014 and 2013. Net income attributable to the Company was $2.8 million ($1.02 per share) for the six months ended June 30, 2014 compared to $2.4 million ($0.86 per share) for the same time period in 2013. The increase is primarily due to an increase in net interest income after provision for loan losses partially offset by a decrease in noninterest income.

Net Income for the three-month periods ended June 30, 2014 and 2013. Net income attributable to the Company was $1.5 million ($0.55 per share) for the three months ended June 30, 2014 compared to $1.2 million ($0.43 per share) for the three months ended June 30, 2013. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income.

Net interest income for the six-month periods ended June 30, 2014 and 2013. Net interest income increased $338,000 for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in the interest rate spread and a decrease in the average balance of interest-bearing liabilities.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income increased $35,000 for the six months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, the tax-equivalent yield of interest-earning assets was 4.47%, compared to 4.44% during the same period in 2013. The increase in the yield on interest-earning assets is due primarily to a change in asset mix. The average balance of loans receivable increased from $286.5 million for the six months ended June 30, 2013 to $296.6 million for the six months ended June 30, 2014 while the average balance in lower yielding federal funds sold and investment securities decreased by $6.9 million and $6.0 million, respectively, when comparing the two periods.

Total interest expense decreased $303,000 for the six months ended June 30, 2014 compared to the same period in 2013. The average rate paid on interest-bearing liabilities decreased from 0.52% for the six months ended June 30, 2013 to 0.35% for the same period in 2014. The average balance of interest-bearing liabilities decreased from $348.1 million for 2013 to $338.9 million for 2014 primarily due to a decrease of $12.9 million in the average balance of time deposits partially offset by a $9.7 million increase in the average balance of savings and interest-bearing demand deposits. As a result, the tax-equivalent interest rate spread increased from 3.92% for the six-month period ended June 30, 2013 to 4.12% for the same period in 2014.

Net interest income for the three-month periods ended June 30, 2014 and 2013. Net interest income increased $252,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in the interest rate spread and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Total interest income increased $109,000 for the three months ended June 30, 2014 compared to the same period in 2013. For the three months ended June 30, 2014, the average balance of interest-earning assets and their tax-equivalent yield were $429.4 million and 4.49%, respectively. During the same period in 2013, the average balance of those assets was $426.8 million and the tax-equivalent yield was 4.43%. The increase in yield was primarily due to the previously mentioned change in asset mix.

Total interest expense decreased $143,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The average balance of interest-bearing liabilities decreased from $352.4 million to $342.2 million when comparing the two periods and the average rate paid on those liabilities decreased from 0.50% for the three months ended June 30, 2013 to 0.35% for the same period in 2014. As a result, the tax-equivalent interest rate spread increased from 3.93% for the three months ended June 30, 2013 to 4.14% for the three months ended June 30, 2014. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 121.1% for 2013 to 125.5% for 2014.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. The provision for loan losses decreased from $475,000 for the six-month period ended June 30, 2013 to $115,000 for the same period in 2014 and from $225,000 for the three months ended June 30, 2013 to $90,000 for the three months ended June 30, 2014. Net charge offs amounted to $376,000 for the six-month period ended June 30, 2013 compared to a net recovery of $29,000 for the six months ended June 30, 2014. During the six-month period ended June 30, 2014, gross loans receivable increased $7.8 million. As stated earlier in this report, commercial business loans and commercial real estate loans increased $6.4 million and $2.1 million, respectively, and residential mortgage loans and residential construction loans decreased $1.7 million and $1.1 million, respectively, during the six months ended June 30, 2014. The decrease in the provision for loan losses is due to the decrease in net charge-offs for 2014 compared to 2013 and a decrease in provisions related to nonperforming loans as discussed further below.

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

The allowance for loan losses was $5.1 million at June 30, 2014 and $4.9 million at December 31, 2013. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At June 30, 2014, nonperforming loans amounted to $4.5 million compared to $5.5 million at December 31, 2013. Included in nonperforming loans at June 30, 2014 are loans 90 days or more past due and still accruing interest which are secured by residential mortgages of $68,000 and consumer loans of $2,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2014 and December 31, 2013, nonaccrual loans amounted to $4.4 million and $5.3 million, respectively.

Noninterest income for the six-month periods ended June 30, 2014 and 2013. Noninterest income for the six months ended June 30, 2014 decreased $84,000 compared to the six months ended June 30, 2013. This decrease was primarily due a decrease of $162,000 in gains on the sale of loans when comparing the two periods due to the overall slowdown in mortgage activity in the Bank’s primary lending market.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended June 30, 2014 and 2013. Noninterest income for the quarter ended June 30, 2014 increased $99,000 to $1.3 million compared to $1.2 million for the quarter ended June 30, 2013. The increase was primarily due to increases in gains on the sale of securities, commission income and service charges on deposit accounts of $54,000, $44,000 and $39,000, respectively.

Noninterest expense for the six-month periods ended June 30, 2014 and 2013. Noninterest expense for the six months ended June 30, 2014 increased $20,000 compared to the same period in 2013 primarily due to an increase in compensation and benefit expense of $196,000 that was partially offset by a decrease in other operating expenses of $194,000. Other operating expenses decreased primarily due to reductions in costs associated with the maintenance and disposal of property acquired through foreclosure and losses on ATM and debit cards. Compensation and benefits expenses increased primarily due to normal increases in salaries and employee benefits.

Noninterest expense for the three-month periods ended June 30, 2014 and 2013. Noninterest expense for the quarter ended June 30, 2014 increased $43,000 compared to the quarter ended June 30, 2013. Compensation and benefits expense increased $112,000 when comparing the two periods primarily due to normal increases in salaries and benefits. This was partially offset by decreases in other operating expenses of $65,000 and professional service fees of $49,000. The decrease in other operating expenses was primarily due to decreased costs associated with the maintenance and disposal of property acquired through foreclosure. The decrease in professional fees is primarily due to a compensation study and an evaluation of the Bank’s asset liability model, both of which occurred in 2013.

Income tax expense. Income tax expense for the six-month period ended June 30, 2014 was $1.3 million, compared to $1.1 million for the same period in 2013. The effective tax rate was 30.7% for each period. For the three-month period ended June 30, 2014, income tax expense and the effective tax rate were $692,000 and 31.3%, respectively, compared to $557,000 and 31.5%, respectively, for the same period in 2013.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2014, the Bank had cash and cash equivalents of $15.4 million and securities available-for-sale with a fair value of $107.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2014, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.7%, 14.7% and 15.9%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.0% and 10.0%, respectively. At June 30, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $210,000 at June 30, 2014.

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

For the six months ended June 30, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2014 and December 31, 2013 financial information:

	At June 30, 2014		At December 31, 2013
	One Year Horizon		One Year Horizon
Immediate Change in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)		(Dollars in thousands)
300bp	$(299)	(1.72)%	$(152)	(0.88)%
200bp	74	0.43	197	1.14
100bp	170	0.98	280	1.62
Static	0	0	0	0
(100)bp	(333)	(1.92)	(232)	(1.34)

At June 30, 2014 and December 31, 2013, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% or an immediate and sustained increase in rates of 3.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2014 and December 31, 2013 financial information:

Immediate Change in the Level of Interest Rates	At June 30, 2014
	Economic Value of Equity			Economic Value of Equity as a
	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				EVE Ratio	Change

300bp	$51,472	$(18,207)	(26.13)%	12.15%	(304	)bp
200bp	61,070	(8,609)	(12.36)	14.04	(115	)bp
100bp	68,465	(1,214)	(1.74)	15.34	15	bp
Static	69,679	0	0	15.19	0	bp
(100)bp	68,832	(847)	(1.22)	14.62	(57	)bp

	At December 31, 2013
Immediate Change in the Level of Interest Rates	Economic Value of Equity			Economic Value of Equity as a
	Dollar Amount	Dollar Change	Percent Change	Percent of Present Value of Assets
				EVE Ratio	Change

300bp	$44,399	$(15,949)	(26.43)%	11.01%	(271	)bp
200bp	51,134	(9,214)	(15.27)	12.31	(141	)bp
100bp	56,380	(3,968)	(6.57)	13.19	(53	)bp
Static	60,348	0	0	13.72	0	bp
(100)bp	64,329	3,981	6.60	14.22	50	bp

The previous tables indicate that at June 30, 2014 and December 31, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates. At June 30, 2014, the Company would expect a slight decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates compared to an expected increase under the same scenario at December 31, 2013.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2014	0	N/A	0	188,673

May 1 through May 31, 2014	40,582	20.78	40,582	148,091

June 1 through June 30, 2014	4	20.00	4	148,087

Total	40,586	20.78	40,586

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)

10.1	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)

10.2	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)

10.3	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (4)

10.4	*Employee Severance Compensation Plan (5)

10.5	*First Capital, Inc. 2009 Equity Incentive Plan (6)

10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.
(3)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2012.
(4)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.
(6)	Incorporated by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 13, 2014	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 13, 2014	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer