Form 10-Q
period 2014-09-30
FIRST CAPITAL INC
filed 2014-11-12
CIK 1070296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Registrant's telephone number including area code 1-812-738-2198

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes __X__No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ___	Accelerated Filer ___
	Non-accelerated Filer ___	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  2,740,502 shares of common stock were outstanding as of October 31, 2014.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash and due from banks	$9,918	$10,058
Interest bearing deposits with banks	3,822	467
Federal funds sold	6,423	611
Total cash and cash equivalents	20,163	11,136

Interest-bearing time deposits	6,635	4,425
Securities available for sale, at fair value	100,491	108,762
Securities-held to maturity	7	9
Loans, net	302,275	288,506
Loans held for sale	1,039	1,611
Federal Home Loan Bank stock, at cost	2,820	2,820
Foreclosed real estate	58	466
Premises and equipment	10,334	10,347
Accrued interest receivable	1,607	1,716
Cash value of life insurance	6,123	6,332
Goodwill	5,386	5,386
Other assets	3,354	2,868

Total Assets	$460,292	$444,384

LIABILITIES
Deposits:
Noninterest-bearing	$71,998	$56,436
Interest-bearing	329,051	317,394
Total deposits	401,049	373,830

Retail repurchase agreements	0	9,310
Advances from Federal Home Loan Bank	0	5,500
Accrued interest payable	154	192
Accrued expenses and other liabilities	2,799	2,213
Total liabilities	404,002	391,045

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,164,416 shares; outstanding 2,740,502 shares (2,784,088 in 2013)	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	39,550	36,947
Accumulated other comprehensive income (loss)	540	(720)
Less treasury stock, at cost - 423,914 shares (380,328 shares in 2013)	(8,253)	(7,345)
Total First Capital, Inc. stockholders' equity	56,182	53,227

Noncontrolling interest in subsidiary	108	112
Total equity	56,290	53,339

Total Liabilities and Equity	$460,292	$444,384

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$4,057	$4,011	$11,931	$11,860
Securities:
Taxable	289	307	909	970
Tax-exempt	249	287	813	821
Federal Home Loan Bank dividends	27	25	92	74
Federal funds sold and interest bearing deposits with banks	24	19	66	54
Total interest income	4,646	4,649	13,811	13,779
INTEREST EXPENSE
Deposits	278	355	858	1,145
Retail repurchase agreements	0	7	12	22
Advances from Federal Home Loan Bank	2	46	5	139
Total interest expense	280	408	875	1,306
Net interest income	4,366	4,241	12,936	12,473
Provision for loan losses	75	100	190	575
Net interest income after provision for loan losses	4,291	4,141	12,746	11,898
NONINTEREST INCOME
Service charges on deposit accounts	816	823	2,361	2,327
Commission income	237	102	435	297
Gain on sale of securities	0	8	54	29
Gain on sale of mortgage loans	180	194	499	675
Mortgage brokerage fees	15	20	29	37
Increase in cash surrender value of life insurance	35	38	112	122
Other income	155	26	214	74
Total noninterest income	1,438	1,211	3,704	3,561
NONINTEREST EXPENSE
Compensation and benefits	1,957	1,757	5,628	5,232
Occupancy and equipment	298	281	910	880
Data processing	404	373	1,168	1,084
Professional fees	138	164	436	534
Advertising	82	80	215	189
Other operating expenses	712	615	1,882	1,979
Total noninterest expense	3,591	3,270	10,239	9,898
Income before income taxes	2,138	2,082	6,211	5,561
Income tax expense	611	653	1,862	1,721
Net Income	1,527	1,429	4,349	3,840
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$1,524	$1,426	$4,339	$3,830

Earnings per common share attributable to First Capital, Inc.
Basic	$0.56	$0.51	$1.57	$1.38
Diluted	$0.56	$0.51	$1.57	$1.38

Dividends per share	$0.21	$0.20	$0.63	$0.60

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net Income	$1,527	$1,429	$4,349	$3,840

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	257	(781)	2,130	(3,605)
Income tax (expense) benefit	(101)	309	(837)	1,428
Net of tax amount	156	(472)	1,293	(2,177)

Less: reclassification adjustment for realized gains included in net income	0	(7)	(54)	(29)
Income tax expense	0	3	21	11
Net of tax amount	0	(4)	(33)	(18)

Other Comprehensive Income (Loss), net of tax	156	(476)	1,260	(2,195)

Comprehensive Income	1,683	953	5,609	1,645
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$1,680	$950	$5,599	$1,635

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

		Additional		Accumulated Other
(In thousands)	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2013	$32	$24,313	$34,101	$1,704	$(7,326)	$112	$52,936

Net income	0	0	3,830	0	0	10	3,840

Other comprehensive loss	0	0	0	(2,195)	0	0	(2,195)

Cash dividends	0	0	(1,670)	0	0	(14)	(1,684)

Purchase of treasury shares	0	0	0	0	(10)	0	(10)

Balances at September 30, 2013	$32	$24,313	$36,261	$(491)	$(7,336)	$108	$52,887

Balances at January 1, 2014	$32	$24,313	$36,947	$(720)	$(7,345)	$112	$53,339

Net income	0	0	4,339	0	0	10	4,349

Other comprehensive income	0	0	0	1,260	0	0	1,260

Cash dividends	0	0	(1,736)	0	0	(14)	(1,750)

Purchase of treasury shares	0	0	0	0	(908)	0	(908)

Balances at September 30, 2014	$32	$24,313	$39,550	$540	$(8,253)	$108	$56,290

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,349	$3,840
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	530	712
Depreciation and amortization expense	527	533
Deferred income taxes	(116)	87
Increase in cash value of life insurance	(112)	(122)
Gain on life insurance	(129)	0
Gain on sale of securities	(54)	(29)
Provision for loan losses	190	575
Proceeds from sales of loans	20,596	32,090
Loans originated for sale	(19,525)	(28,506)
Gain on sale of loans	(499)	(675)
Decrease in accrued interest receivable	109	82
Decrease in accrued interest payable	(38)	(65)
Net change in other assets/liabilities	(64)	722
Net Cash Provided By Operating Activities	5,764	9,244

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(2,210)	(820)
Purchase of securities available for sale	(20,657)	(23,460)
Proceeds from maturities of securities available for sale	16,655	19,047
Proceeds from sales of securities available for sale	5,669	517
Principal collected on mortgage-backed obligations	8,120	10,446
Net increase in loans receivable	(13,962)	(9,473)
Proceeds from sale of foreclosed real estate	411	299
Purchase of premises and equipment	(514)	(238)
Net Cash Used In Investing Activities	(6,488)	(3,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,219	(7,336)
Net decrease in advances from Federal Home Loan Bank	(5,500)	(100)
Net decrease in retail repurchase agreements	(9,310)	(3,655)
Purchase of treasury stock	(908)	(10)
Dividends paid	(1,750)	(1,684)
Net Cash Provided By (Used In) Financing Activities	9,751	(12,785)

Net Increase (Decrease) in Cash and Cash Equivalents	9,027	(7,223)
Cash and cash equivalents at beginning of period	11,136	21,811
Cash and Cash Equivalents at End of Period	$20,163	$14,588

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank's operations.  First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio.  First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio.  On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust.   At September 30, 2014, this noncontrolling interest represented 0.2% ownership of the REIT.  On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (“Captive”).  The Captive is a wholly-owned insurance subsidiary of the Company that will provide property and casualty insurance coverage to the Company, the Bank and all subsidiaries and reinsurance to five other third party insurance captives for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2014, and the results of operations for the three months and nine months ended September 30, 2014 and 2013 and the cash flows for the nine months ended September 30, 2014.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.           Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at September 30, 2014 and December 31, 2013 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2014
Securities available for sale:
Agency mortgage-backed securities	$30,408	$173	$160	$30,421
Agency CMO	15,813	108	205	15,716
Other debt securities:
Agency notes and bonds	22,555	35	162	22,428
Municipal obligations	30,884	1,172	135	31,921
Subtotal - debt securities	99,660	1,488	662	100,486

Mutual funds	5	0	0	5

Total securities available for sale	$99,665	$1,488	$662	$100,491

Securities held to maturity:
Agency mortgage-backed securities	$7	$0	$0	$7

Total securities held to maturity	$7	$0	$0	$7

December 31, 2013
Securities available for sale:
Agency mortgage-backed securities	$18,408	$205	$244	$18,369
Agency CMO	20,486	96	341	20,241
Other debt securities:
Agency notes and bonds	31,594	49	729	30,914
Municipal obligations	36,200	778	938	36,040
Subtotal - debt securities	106,688	1,128	2,252	105,564

Mutual funds	3,238	0	40	3,198

Total securities available for sale	$109,926	$1,128	$2,292	$108,762

Securities held to maturity:
Agency mortgage-backed securities	$9	$0	$0	$9

Total securities held to maturity	$9	$0	$0	$9

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

The amortized cost and fair value of debt securities as of September 30, 2014, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$120	$122	$0	$0
Due after one year through five years	13,653	13,782	0	0

Due after five years through ten years	23,602	23,945
Due after ten years	16,064	16,500	0	0
	53,439	54,349	0	0
Mortgage-backed securities and CMO	46,221	46,137	7	7

	$99,660	$100,486	$7	$7

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2014, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	5	$2,013	$4
Agency CMO	2	1,620	8
Agency mortgage-backed securities	20	15,653	75
Muncipal obligations	2	323	1

Total less than twelve months	29	19,609	88

Continuous loss position more than twelve months:
Agency notes and bonds	10	11,473	158
Agency CMO	10	8,187	197
Agency mortgage-backed securities	7	6,192	85
Muncipal obligations	16	7,300	134

Total more than twelve months	43	33,152	574

Total securities available for sale	72	$52,761	$662

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

At September 30, 2014, the 72 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.3% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the nine months ended September 30, 2014, the Company realized gross gains on sales of available for sale municipal securities and U.S. government agency mortgage-backed securities of $66,000 and $5,000, respectively and a loss of $17,000 on the sale of mutual funds.  During the three months ended September 30, 2014, the Company realized gross gains on sales of available for sale municipal securities and U.S. government agency mortgage-backed securities of $12,000 and $5,000, respectively and a loss of $17,000 on the sale of mutual funds.  During the nine months ended September 30, 2013, the Company realized gross gains on sales of available for sale municipal securities and U.S. government agency debt securities of $21,000 and $8,000, respectively.  The Company realized gross gains on sales of available for sale U.S. government agency debt securities of $8,000 during the three months ended September 30, 2013.

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below.  Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At September 30, 2014, the Company had 12 loans on which partial charge-offs of $480,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods.  See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of September 30, 2014 and December 31, 2013, as well as a discussion of changes in management’s allowance for loan losses methodology from 2013 to 2014.

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

Loans at September 30, 2014 and December 31, 2013 consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013

Real estate mortgage loans:
Residential	$103,955	$107,029
Land	10,459	10,309
Residential construction	15,948	14,423
Commercial real estate	79,991	76,496
Commercial real estate contruction	1,118	1,715
Commercial business loans	29,687	21,956
Consumer loans:
Home equity and second mortgage loans	36,656	34,815
Automobile loans	25,520	23,983
Loans secured by savings accounts	1,026	1,138
Unsecured loans	3,416	3,541
Other consumer loans	4,818	4,824
Gross loans	312,594	300,229
Less undisbursed portion of loans in process	(5,723)	(7,142)

Principal loan balance	306,871	293,087

Deferred loan origination fees, net	459	341
Allowance for loan losses	(5,055)	(4,922)

Loans, net	$302,275	$288,506

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2014:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$103,955	$10,459	$11,343	$79,991	$29,687	$36,656	$34,780	$306,871

Accrued interest receivable	365	50	27	198	91	127	147	1,005

Net deferred loan origination fees and costs	63	3	(2)	(32)	(7)	434	0	459

Recorded investment in loans	$104,383	$10,512	$11,368	$80,157	$29,771	$37,217	$34,927	$308,335

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,297	$107	$0	$1,709	$1,864	$170	$0	$5,147
Collectively evaluated for impairment	103,086	10,405	11,368	78,448	27,907	37,047	34,927	303,188
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$104,383	$10,512	$11,368	$80,157	$29,771	$37,217	$34,927	$308,335

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$53	$0	$0	$13	$1,226	$16	$0	$1,308
Collectively evaluated for impairment	772	156	77	1,248	221	929	344	3,747
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$825	$156	$77	$1,261	$1,447	$945	$344	$5,055

An analysis of the allowance for loan losses as of December 31, 2013 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$112	$0	$0	$145	$1,259	$13	$0	$1,529
Collectively evaluated for impairment	699	152	63	1,139	187	864	289	3,393
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2014
Beginning balance	$843	$153	$78	$1,280	$1,444	$932	$336	$5,066
Provisions for loan losses	36	3	(1)	(19)	(5)	1	60	75
Charge-offs	(56)	0	0	0	0	0	(84)	(140)
Recoveries	2	0	0	0	8	12	32	54

Ending balance	$825	$156	$77	$1,261	$1,447	$945	$344	$5,055

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2014
Beginning balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922
Provisions for loan losses	148	4	14	(23)	(12)	(69)	128	190
Charge-offs	(140)	0	0	0	0	(54)	(172)	(366)
Recoveries	6	0	0	0	13	191	99	309

Ending balance	$825	$156	$77	$1,261	$1,447	$945	$344	$5,055

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

At September 30, 2014 and December 31, 2013, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors.  The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

●
Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards.  At September 30, 2014 and December 31, 2013, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

●
Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd, Washington and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions.  Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at September 30, 2014 and December 31, 2013.

●
Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans.  In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at September 30, 2014 and December 31, 2013.

●
Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition.  The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank.  In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position.  Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien.  As a result of changes in the loan portfolio composition and other factors, management assigned a risk factor of 1.30 at September 30, 2014 and December 31, 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at September 30, 2014 and December 31, 2013.  The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $455,000 and $471,000 at September 30, 2014 and December 31, 2013, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.  The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $487,000 and $521,000 at September 30, 2014 and December 31, 2013, respectively.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2014 and for the three months and nine months ended September 30, 2014:

	At September 30, 2014			Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,042	$1,325	$0	$1,113	$8	$9	$1,331	$25	$31
Land	107	126	0	110	0	0	116	0	0
Construction	0	0	0	0	0	0	65	0	0
Commercial real estate	1,666	1,698	0	1,713	19	18	1,588	53	58
Commercial business	188	209	0	188	0	0	142	0	0
Home equity/2nd mortgage	74	88	0	85	0	0	167	2	1
Other consumer	0	0	0	0	0	0	0	0	0

	3,077	3,446	0	3,209	27	27	3,409	80	90

Loans with an allowance recorded:
Residential	255	299	53	259	0	0	394	0	0
Land	0	0	0	0	0	0	2	0	0
Construction	0	0	0	0	0	0	0	0	0
Commercial real estate	43	66	13	477	0	0	809	0	0
Commercial business	1,676	1,909	1,226	1,676	0	0	1,709	0	0
Home equity/2nd mortgage	96	96	16	48	0	0	38	0	0
Other consumer	0	0	0	0	0	0	0	0	0

	2,070	2,370	1,308	2,460	0	0	2,952	0	0

Total:
Residential	1,297	1,624	53	1,372	8	9	1,725	25	31
Land	107	126	0	110	0	0	118	0	0
Construction	0	0	0	0	0	0	65	0	0
Commercial real estate	1,709	1,764	13	2,190	19	18	2,397	53	58
Commercial business	1,864	2,118	1,226	1,864	0	0	1,851	0	0
Home equity/2nd mortgage	170	184	16	133	0	0	205	2	1
Other consumer	0	0	0	0	0	0	0	0	0

	$5,147	$5,816	$1,308	$5,669	$27	$27	$6,361	$80	$90

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method	Average Recorded Investment	Interest Income Recognized	Interest Recognized - Cash Method

Loans with no related allowance recorded:
Residential	$1,041	$4	$2	$1,219	$8	$3
Land	125	0	0	125	0	0
Construction	102	0	0	217	0	0
Commercial real estate	138	0	0	471	0	0
Commercial business	0	0	0	0	0	0
Home equity/2nd mortgage	161	2	2	141	3	3
Other consumer	0	0	0	0	0	0

	1,567	6	4	2,173	11	6

Loans with an allowance recorded:
Residential	560	0	0	668	1	0
Land	0	0	0	2	0	0
Construction	0	0	0	0	0	0
Commercial real estate	977	0	0	1,147	0	0
Commercial business	1,872	0	0	1,824	4	3
Home equity/2nd mortgage	55	0	0	54	1	0
Other consumer	0	0	0	0	0	0

	3,464	0	0	3,695	6	3

Total:
Residential	1,601	4	2	1,887	9	3
Land	125	0	0	127	0	0
Construction	102	0	0	217	0	0
Commercial real estate	1,115	0	0	1,618	0	0
Commercial business	1,872	0	0	1,824	4	3
Home equity/2nd mortgage	216	2	2	195	4	3
Other consumer	0	0	0	0	0	0

	$5,031	$6	$4	$5,868	$17	$9

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$802	$85	$887	$1,533	$180	$1,713
Land	107	0	107	120	0	120
Construction	0	0	0	0	0	0
Commercial real estate	504	0	504	1,456	0	1,456
Commercial business	1,864	0	1,864	1,898	0	1,898
Home equity/2nd mortgage	148	0	148	252	39	291
Other consumer	0	37	37	0	8	8

Total	$3,425	$122	$3,547	$5,259	$227	$5,486

The following table presents the aging of the recorded investment in loans at September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$2,515	$580	$222	$3,317	$101,066	$104,383
Land	187	0	0	187	10,325	10,512
Construction	0	0	0	0	11,368	11,368
Commercial real estate	58	43	0	101	80,056	80,157
Commercial business	0	0	189	189	29,582	29,771
Home equity/2nd mortgage	191	66	132	389	36,828	37,217
Other consumer	190	94	37	321	34,606	34,927

Total	$3,141	$783	$580	$4,504	$303,831	$308,335

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
September 30, 2014
Pass	$101,786	$7,282	$10,776	$73,983	$25,077	$36,956	$34,857	$290,717
Special Mention	212	94	592	4,811	2,830	2	54	8,595
Substandard	1,583	3,029	0	859	0	111	16	5,598
Doubtful	802	107	0	504	1,864	148	0	3,425
Loss	0	0	0	0	0	0	0	0

Total	$104,383	$10,512	$11,368	$80,157	$29,771	$37,217	$34,927	$308,335

December 31, 2013
Pass	$103,594	$7,096	$9,018	$71,893	$19,328	$34,693	$33,627	$279,249
Special Mention	756	0	0	2,627	458	198	27	4,066
Substandard	1,625	3,144	0	690	319	126	0	5,904
Doubtful	1,533	120	0	1,456	1,898	252	0	5,259
Loss	0	0	0	0	0	0	0	0

Total	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$495	$169	$664	$6	$508	$226	$734	$45
Commercial real estate	1,205	341	1,546	0	1,130	0	1,130	0
Commercial business	0	1,676	1,676	1,226	0	1,709	1,709	1,259
Home equity and 2nd mortgage	22	0	22	0	24	0	24	0

Total	$1,722	$2,186	$3,908	$1,232	$1,662	$1,935	$3,597	$1,304

At September 30, 2014 and December 31, 2013, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014			Nine months ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)			(Dollars in thousands)

Troubled debt restructurings:
Commercial real estate	1	$115	$115	4	$657	$657

Total	1	$115	$115	4	$657	$657

For the TDRs listed above, the terms of modification included a temporary decrease in the borrowers’ monthly payments.  There were no principal charge-offs recorded as a result of TDRs during the three months and nine months ended September 30, 2014, and there was no specific allowance for loan losses related to TDRs modified during the three months and nine months ended September 30, 2014.

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months and nine months ended September 30, 2014 and 2013.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

For the TDR listed above, the term of modification included a reduction of the stated interest rate.  There were no principal charge-offs recorded as a result of TDRs during the three months and nine months ended September 30, 2013, and there was no specific allowance for loan losses related to TDRs modified during the three months and nine months ended September 30, 2013.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

	(Dollars in thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$1,524	$1,426	$4,339	$3,830

Shares:
Weighted average common shares outstanding	2,741,065	2,784,560	2,760,672	2,784,849

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.56	$0.51	$1.57	$1.38

There were no potentially dilutive shares for the three and nine month periods ended September 30, 2014 and 2013.

5.	Stock Option Plan

For the nine month periods ended September 30, 2014 and 2013, the Company did not recognize any compensation expense related to its stock option plans.  Expense is recognized ratably over the five-year vesting period of the options.  At September 30, 2014, there was no unrecognized compensation expense related to nonvested stock options to be recognized over the remaining vesting period.   The Black-Scholes option pricing model was used to determine the fair value of the options granted in prior periods.

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash payments for:
Interest	$912	$1,371
Taxes	1,819	1,640

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	188	781

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2014 and December 31, 2013.  The Company had no liabilities measured at fair value as of September 30, 2014 or December 31, 2013.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2014
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$30,421	$0	$30,421
Agency CMO	0	15,716	0	15,716
Agency notes and bonds	0	22,428	0	22,428
Municipal obligations	0	31,921	0	31,921
Mutual funds	5	0	0	5
Total securities available for sale	$5	$100,486	$0	$100,491

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,244	$1,244
Land	0	0	107	107
Construction	0	0	0	0
Commercial real estate	0	0	1,696	1,696
Commercial business	0	0	638	638
Home equity and second mortgage	0	0	154	154
Total impaired loans	$0	$0	$3,839	$3,839

Loans held for sale	$0	$1,039	$0	$1,039

Foreclosed real estate:
Residential real estate	$0	$0	$58	$58
Total foreclosed real estate	$0	$0	$58	$58

December 31, 2013
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$18,369	$0	$18,369
Agency CMO	0	20,241	0	20,241
Agency notes and bonds	0	30,914	0	30,914
Municipal obligations	0	36,040	0	36,040
Mutual funds	3,198	0	0	3,198
Total securities available for sale	$3,198	$105,564	$0	$108,762

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,928	$1,928
Land	0	0	120	120
Construction	0	0	0	0
Commercial real estate	0	0	2,441	2,441
Commercial business	0	0	639	639
Home equity and second mortgage	0	0	263	263
Total impaired loans	$0	$0	$5,391	$5,391

Loans held for sale	$0	$1,611	$0	$1,611

Foreclosed real estate:
Residential real estate	$0	$0	$466	$466
Total foreclosed real estate	$0	$0	$466	$466

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At September 30, 2014 and December 31, 2013, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 48%.  The Company recognized provisions for loan losses of $37,000 and $329,000 for the nine months ended September 30, 2014 and 2013, respectively, for impaired loans.  The Company recognized provisions for loan losses of $16,000 and $284,000 for the three months ended September 30, 2014 and 2013, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral.  At September 30, 2014, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 0% to 10%.  At December 31, 2013, the discount from appraised value ranged from 10% to 38%.  The Company recognized charges of $10,000 and $32,000 to write down foreclosed real estate to fair value for the three and nine months ended September 30, 2013, respectively.  There were no charges to write down foreclosed real estate recognized in income for the three months and nine months ended September 30, 2014, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2014 and 2013.  There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2014 and 2013.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month periods ended September 30, 2014 and 2013.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7 – continued)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The estimated fair values of the Company's financial instruments are as follows:

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2014
Financial assets:
Cash and cash equivalents	$20,163	$20,163	$20,163	$0	$0
Interest-bearing time deposits	6,635	6,761	0	6,761	0
Securities available for sale	100,491	100,491	5	100,486	0
Securities held to maturity	7	7	0	7	0
Loans held for sale	1,039	1,061	0	1,061	0
Loans, net	302,275	302,704	0	0	302,704
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,607	1,607	0	1,607	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	401,049	400,790	0	0	400,790
Accrued interest payable	154	154	0	154	0

December 31, 2013:
Financial assets:
Cash and cash equivalents	$11,136	$11,136	$11,136	$0	$0
Interest-bearing time deposits	4,425	4,458	0	4,458	0
Securities available for sale	108,762	108,762	3,198	105,564	0
Securities held to maturity	9	9	0	9	0
Loans held for sale	1,611	1,644	0	1,644	0
Loans, net	288,506	287,753	0	0	287,753
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,716	1,716	0	1,716	0
Cost method investment (included in other assets)	540	540	0	540	0

Financial liabilities:
Deposits	373,830	373,883	0	0	373,883
Retail repurchase agreements	9,310	9,310	0	9,310	0
Advances from FHLB	5,500	5,500	0	5,500	0
Accrued interest payable	192	192	0	192	0

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

Critical Accounting Policies

During the nine months ended September 30, 2014, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Financial Condition

Total assets increased from $444.4 million at December 31, 2013 to $460.3 million at September 30, 2014, an increase of 3.6%.

Net loans receivable (excluding loans held for sale) increased $13.8 million from $288.5 million at December 31, 2013 to $302.3 million at September 30, 2014.  Commercial business loans and commercial real estate loans increased $7.7 million and $3.5 million, respectively, during the nine months ended September 30, 2014 while residential mortgage loans decreased $3.1 million during the period.  This was primarily due to the Bank’s continued effort to reposition its lending portfolio with more commercial loans.

Securities available for sale decreased $8.3 million from $108.8 million at December 31, 2013 to $100.5 million at September 30, 2014.  Maturities, principal repayments and sales of available for sale securities totaled $16.7 million, $8.1 million and $5.7 million, respectively, during the nine months ended September 30, 2014.  Purchases of $20.7 million of securities classified as available for sale were made during the nine months ended September 30, 2014 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Cash and cash equivalents increased from $11.1 million at December 31, 2013 to $20.2 million at September 30, 2014, primarily due to increases in federal funds sold and interest-bearing deposits with banks of $5.8 million and $3.4 million, respectively.

Total deposits increased 7.3% from $373.8 million at December 31, 2013 to $401.0 million at September 30, 2014.  Noninterest-bearing checking accounts increased by $15.6 million during the nine months ended September 30, 2014 due to a combination of growth in existing accounts and new accounts.  Interest-bearing demand and savings accounts increased $21.5 million during the nine months ended September 30, 2014.  A significant portion of the increase in interest-bearing demand deposits was due to the restructuring of $10.6 million of repurchase agreements with local municipalities into deposit accounts.  Time deposits decreased $7.5 million over the same nine month period as customers have not wanted to lock in to longer terms in the current low-rate environment and chosen to move those funds to interest-bearing demand deposits instead.

FHLB borrowings decreased $5.5 million from December 31, 2013 to September 30, 2014 as the Bank paid off all outstanding advances during the nine month period.

Retail repurchase agreements, which represented overnight borrowings from deposit customers, including businesses and local municipalities, decreased $9.3 million from December 31, 2013 to September 30, 2014 due to the restructuring of all retail repurchase agreements to interest-bearing demand deposits as previously mentioned.

Total stockholders' equity attributable to the Company increased from $53.2 million at December 31, 2013 to $56.2 million at September 30, 2014 primarily due to retained net income of $2.6 million and a net increase of $1.3 million in the net unrealized gain on securities available for sale for the nine months ended September 30, 2014.  This was partially offset by the Company repurchasing 43,586 shares of common stock for $908,000 during that period.

Results of Operations

Net Income for the nine-month periods ended September 30, 2014 and 2013.  Net income attributable to the Company was $4.3 million ($1.57 per share) for the nine months ended September 30, 2014 compared to $3.8 million ($1.38 per share) for the same time period in 2013.  The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net Income for the three-month periods ended September 30, 2014 and 2013.  Net income attributable to the Company was $1.5 million ($0.56 per share) for the three months ended September 30, 2014 compared to $1.4 million ($0.51 per share) for the three months ended September 30, 2013.  The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net interest income for the nine-month periods ended September 30, 2014 and 2013.  Net interest income increased $463,000 for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in the interest rate spread and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Total interest income increased $32,000 for the nine months ended September 30, 2014 compared to the same period in 2013.  For the nine months ended September 30, 2014, the tax-equivalent yield of interest-earning assets was 4.45%, compared to 4.46% during the same period in 2013.  This slight decrease was more than offset by the increase in the average balance of interest-bearing assets, from $425.1 million for the nine months ended September 30, 2013 to $427.9 million for the same period in 2014.

Total interest expense decreased $431,000 for the nine months ended September 30, 2014 compared to the same period in 2013.  The average rate paid on interest-bearing liabilities decreased from 0.50% for the nine months ended September 30, 2013 to 0.35% for the same period in 2014.  The average balance of interest-bearing liabilities decreased from $345.2 million for 2013 to $337.6 million for 2014 due primarily to an increase in the average balance of noninterest-bearing deposits from $57.4 million for 2013 to $61.9 million for 2014.  As a result, the tax-equivalent interest rate spread increased from 3.96% for the nine-month period ended September 30, 2013 to 4.10% for the same period in 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities increased from 123.1% for 2013 to 126.8% for 2014.

Net interest income for the three-month periods ended September 30, 2014 and 2013.  Net interest income increased $125,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in the interest rate spread and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Total interest income decreased $3,000 for the three months ended September 30, 2014 compared to the same period in 2013.  For the three months ended September 30, 2014, the average balance of interest-earning assets and their tax-equivalent yield were $434.1 million and 4.43%, respectively.  During the same period in 2013, the average balance of those assets was $427.5 million and the tax-equivalent yield was 4.50%.

Total interest expense decreased $128,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The average balance of interest-bearing liabilities decreased from $339.4 million to $335.0 million when comparing the two periods and the average rate paid on those liabilities decreased from 0.48% for the three months ended September 30, 2013 to 0.33% for the same period in 2014.  As a result, the tax-equivalent interest rate spread increased from 4.02% for the three months ended September 30, 2013 to 4.10% for the three months ended September 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities increased from 126.0% for 2013 to 129.6% for 2014.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Provision for loan losses. The provision for loan losses decreased from $575,000 for the nine-month period ended September 30, 2013 to $190,000 for the same period in 2014 and from $100,000 for the three months ended September 30, 2013 to $75,000 for the three months ended September 30, 2014.  Net charge offs amounted to $407,000 for the nine-month period ended September 30, 2013 compared to $57,000 for the nine months ended September 30, 2014.  During the nine-month period ended September 30, 2014, gross loans receivable increased $13.9 million.  As stated earlier in this report, commercial business loans and commercial real estate loans increased $7.8 million and $3.5 million, respectively, and residential mortgage loans decreased $3.1 million during the nine months ended September 30, 2014.  The decrease in the provision for loan losses is due to the decrease in net charge-offs for 2014 compared to 2013 and a decrease in provisions related to nonperforming loans as discussed further below.

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

The allowance for loan losses was $5.1 million at September 30, 2014 and $4.9 million at December 31, 2013.  Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date.  At September 30, 2014, nonperforming loans amounted to $3.5 million compared to $5.5 million at December 31, 2013.  Included in nonperforming loans at September 30, 2014 are loans 90 days or more past due and still accruing interest which are secured by residential mortgages of $85,000 and consumer loans of $37,000.  These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.  At September 30, 2014 and December 31, 2013, nonaccrual loans amounted to $3.4 million and $5.3 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2014 and 2013.  Noninterest income for the nine months ended September 30, 2014 increased $143,000 compared to the nine months ended September 30, 2013.  This increase was due to increases in other income and commission income of $140,000 and $138,000, respectively.  The increase in other income was primarily due to a gain on life insurance of $129,000 recognized during the quarter ended September 30, 2014.  These increases were partially offset by a $176,000 decrease in gains on the sale of loans primarily due to the overall slowdown in mortgage activity in the Bank’s primary lending market.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended September 30, 2014 and 2013.  Noninterest income for the quarter ended September 30, 2014 increased $227,000 compared to the quarter ended September 30, 2013.  The increase was primarily due to increases in commission income and other income of $135,000 and $129,000, respectively.

Noninterest expense for the nine-month periods ended September 30, 2014 and 2013.  Noninterest expense for the nine months ended September 30, 2014 increased $341,000 compared to the same period in 2013 primarily due to an increase in compensation and benefit expense of $396,000 that was partially offset by a decrease in other operating expenses of $97,000.  Other operating expenses decreased primarily due to reductions in costs associated with the maintenance and disposal of property acquired through foreclosure.  Compensation and benefits expenses increased primarily due to normal increases in salaries and employee benefits and the addition of staff in the commercial and residential lending area.

Noninterest expense for the three-month periods ended September 30, 2014 and 2013.  Noninterest expense for the quarter ended September 30, 2014 increased $321,000 compared to the quarter ended September 30, 2013.  Compensation and benefits expense increased $200,000 when comparing the two periods primarily due to normal increases in salaries and benefits and the additional staff previously mentioned.  Other operating expenses increased $97,000 when comparing the two periods primarily due to an increase in charitable contributions.

Income tax expense.  Income tax expense for the nine-month period ended September 30, 2014 was $1.9 million, for an effective tax rate of 30.0%, compared to $1.7 million, for an effective tax rate of 30.9%, for the same period in 2013.  For the three-month period ended September 30, 2014, income tax expense and the effective tax rate were $611,000 and 28.6%, respectively, compared to $653,000 and 31.4%, respectively, for the same period in 2013.  The decrease in effective tax rates is primarily due to an increase in tax-exempt income as a percent of income before income taxes in 2014.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2014, the Bank had cash and cash equivalents of $20.2 million and securities available-for-sale with a fair value of $100.5 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific levels of capital pursuant to regulatory requirements.  As of September 30, 2014, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.8%, 14.6% and 15.8%, respectively.  The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.0% and 10.0%, respectively.  At September 30, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $435,000 at September 30, 2014.

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

For the nine months ended September 30, 2014, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2014 and December 31, 2013 financial information:

	At September 30, 2014		At December 31, 2013
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)		(Dollars in thousands)
300bp	$89	0.51%	$(152)	(0.88)%
200bp	343	1.95	197	1.14
100bp	300	1.71	280	1.62
Static	0	0	0	0
(100)bp	(372)	(2.12)	(232)	(1.34)

At September 30, 2014 and December 31, 2013, the Company’s simulated exposure to a change in interest rates projects that an immediate and sustained increase in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.  At September 30, 2014, an immediate and sustained increase in rates of 3.00% would increase net interest income over a one year horizon compared to a flat interest rate scenario while at December 31, 2013, that change would have decreased the Company’s net interest income compared to a flat interest scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2014 and December 31, 2013 financial information:

	At September 30, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$56,792	$(16,323)	(22.33)%	13.39%	(258	)bp
200bp	66,017	(7,098)	(9.71)	15.17	(80	)bp
100bp	73,002	(113)	(0.16)	16.35	38	bp
Static	73,115	0	0	15.97	0	bp
(100)bp	71,723	(1,392)	(1.90)	15.25	(72	)bp

	At December 31, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$44,399	$(15,949)	(26.43)%	11.01%	(271	)bp
200bp	51,134	(9,214)	(15.27)	12.31	(141	)bp
100bp	56,380	(3,968)	(6.57)	13.19	(53	)bp
Static	60,348	0	0	13.72	0	bp
(100)bp	64,329	3,981	6.60	14.22	50	bp

The previous tables indicate that at September 30, 2014 and December 31, 2013, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 to 300 basis point increase in prevailing interest rates.  At September 30, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates compared to an expected increase under the same scenario at December 31, 2013.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2014	2,177	20.90	2,177	145,910

August 1 through August 31, 2014	823	22.50	823	145,087

September 1 through September 30, 2014	0	N/A	0	145,087

Total	3,000	21.34	3,000

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock.  The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II
OTHER INFORMATION
FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fourth Amended and Restated Bylaws of First Capital, Inc. (2)
10.1	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)
10.2	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
10.3	*Amended and Restated Employment Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (4)
10.4	*Employee Severance Compensation Plan (5)
10.5	* First Capital, Inc. 2009 Equity Incentive Plan (6)
10.6	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 3 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for  the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________
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

FIRST CAPITAL, INC.
(Registrant)

Dated November 12, 2014	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated November 12, 2014	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer