Form 10-K
period 2014-12-31
FIRST CAPITAL INC
filed 2015-03-27
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-25023

FIRST CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-2056949
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

220 Federal Drive, N.W., Corydon, Indiana	47112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 738-2198
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes         No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes         No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):          Large accelerated filer     [    ]                           Accelerated filer                        [    ]
Non-accelerated filer       [    ]                           Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $54.0 million, based upon the closing price of $21.11 per share as quoted on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2014.

The number of shares outstanding of the registrant’s common stock as of March 9, 2015 was 2,760,002.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders
are incorporated by reference in Part III of this Form 10-K.

INDEX

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

The Company’s primary business activity is the ownership of the outstanding common stock of the Bank.  Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank in accordance with applicable regulations.

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

Loan Portfolio Analysis.  The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$106,679	34.61%	$107,029	35.65%	$108,097	37.37%	$116,338	40.84%	$130,143	43.11%
Land	11,028	3.58	10,309	3.43	9,607	3.32	9,910	3.48	9,534	3.16
Commercial real estate	78,314	25.40	76,496	25.48	68,731	23.76	57,680	20.25	59,901	19.84
Residential construction(2)	10,347	3.36	14,423	4.80	12,753	4.41	10,988	3.86	8,151	2.70
Commercial real estate construction	1,422	0.46	1,715	0.57	3,299	1.14	743	0.26	0	0.00
Total mortgage loans	207,790	67.41	209,972	69.93	202,487	70.00	195,659	68.69	207,729	68.81

Consumer Loans:
Home equity and second mortgage loans	37,513	12.17	34,815	11.60	36,962	12.78	38,641	13.57	43,046	14.26
Automobile loans	25,274	8.20	23,983	7.99	21,922	7.58	20,627	7.24	19,384	6.42
Loans secured by savings accounts	1,018	0.33	1,138	0.38	770	0.27	767	0.27	1,042	0.34
Unsecured loans	3,316	1.07	3,541	1.18	3,191	1.10	3,126	1.10	3,076	1.02
Other(3)	5,075	1.65	4,824	1.61	5,303	1.84	5,312	1.86	5,732	1.90
Total consumer loans	72,196	23.42	68,301	22.76	68,148	23.57	68,473	24.04	72,280	23.94

Commercial business loans	28,282	9.17	21,956	7.31	18,612	6.43	20,722	7.27	21,911	7.25
Total gross loans	308,268	100.00%	300,229	100.00%	289,247	100.00%	284,854	100.00%	301,920	100.00%
Less:
Due to borrowers on loans in process	3,325		7,142		4,306		4,768		3,119
Deferred loan fees net of direct costs	(506)		(341)		(202)		(143)		(222)
Allowance for loan losses	4,846		4,922		4,736		4,182		4,473
Total loans, net	$300,603		$288,506		$280,407		$276,047		$294,550
____________
(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans.  The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio.  Residential mortgages secured by multi-family properties totaled $19.2 million, or 18.0% of the residential loan portfolio at December 31, 2014.  Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years.  The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio.  Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk.  See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates.  Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers.  This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset.  For the year ended December 31, 2014, the Bank originated and funded $29.1 million of residential mortgage loans for sale in the secondary market.    For a further discussion of the Bank’s mortgage banking operations, see “Item 1.  Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships.  At December 31, 2014, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $3.3 million and outstanding balances of $2.5 million.  The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate.  Approved credit lines totaled $35.3 million at December 31, 2014, of which $16.3 million was outstanding.  Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Company and the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers.  The Bank does not grant preferential credit under this arrangement.  During the year ended December 31, 2014, the Bank granted approximately $978,000 of credit to customers of the dealership and all loans purchased from the corporation had an aggregate outstanding balance of $1.2 million at December 31, 2014.  At December 31, 2014, three loans purchased from the corporation were delinquent 30 days or more with an aggregate outstanding balance of $10,000.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors); while liquidation of collateral is a secondary, and often insufficient, source of repayment. The Bank has five commercial lenders and two commercial credit analysts committed to growing commercial business loans to facilitate the changes desired in the Bank’s balance sheet.  The Bank also uses an outside loan review company to review selected commercial credits on an annual basis.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments.  Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$6,632	$14,299	$11,811	$29,292	$18,697	$25,948	$106,679
Commercial real estate and land loans(1)	12,013	16,051	15,321	22,586	16,447	8,346	90,764
Residential construction(2)	10,347	0	0	0	0	0	10,347
Consumer loans	17,253	23,229	8,556	15,820	7,273	65	72,196
Commercial business	13,951	6,015	2,886	2,303	1,991	1,136	28,282
Total gross loans	$60,196	$59,594	$38,574	$70,001	$44,408	$35,495	$308,268
__________________________
(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2015, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$57,661	$42,386
Commercial real estate and land loans	21,329	57,422
Residential construction	0	0
Consumer loans	27,424	27,519
Commercial business	8,669	5,662
Total gross loans	$115,083	$132,989

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

Loan Commitments and Letters of Credit.  The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events.  Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction.  The Bank had outstanding loan commitments of approximately $7.4 million at December 31, 2014.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services.  At December 31, 2014, the Bank had outstanding letters of credit of $693,000.

Loan Origination and Other Fees.  Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan.  The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans.  Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan.  Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale.  The Bank had $506,000 of net deferred loan costs at December 31, 2014.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated.  At December 31, 2014, the Bank had commitments to originate $306,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed.  Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$919	$1,533	$2,773	$2,528	$3,230
Commercial real estate(2)	449	1,576	2,961	2,858	1,780
Commercial business	1,642	1,898	1,776	1,928	2,148
Consumer	129	252	73	87	390
Total	3,139	5,259	7,583	7,401	7,548

Accruing loans past due 90 days or more:
Residential real estate(1)	68	180	215	143	334
Commercial real estate(2)	0	0	0	38	0
Commercial business	0	0	0	0	20
Consumer	17	47	74	182	25
Total	85	227	289	363	379
Total nonperforming loans	3,224	5,486	7,872	7,764	7,927

Foreclosed real estate, net	78	466	295	661	591

Total nonperforming assets	$3,302	$5,952	$8,167	$8,425	$8,518

Total nonperforming loans to net loans	1.07%	1.90%	2.81%	2.81%	2.69%

Total nonperforming loans to total assets	0.68%	1.23%	1.71%	1.77%	1.75%

Total nonperforming assets to total assets	0.70%	1.34%	1.78%	1.92%	1.88%
_______________________________
(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction and land loans.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2014. The Bank would have recorded interest income of $194,000 for the year ended December 31, 2014 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans.  Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure.  The Bank does not forgive principal or interest on loans or modify interest rates to rates that are below market rates.  These modified loans are also referred to as “troubled debt restructurings” or “TDRs”.

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower.  Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments.  At December 31, 2014, TDRs totaled $4.0 million and the related allowance for loan losses on TDRs was $1.3 million.  TDRs on nonaccrual status totaling $2.1 million at December 31, 2014 are included in the nonperforming loans totals above.  TDRs performing according to their restructured terms and on accrual status totaled $1.9 million at December 31, 2014.  See Note 4 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference, for additional information regarding TDRs.

Classified Assets. The OCC has adopted various regulations regarding problem assets of financial institutions.  The regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, OCC examiners have the authority to identify additional problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution charges off an amount equal to 100% of the portion of the asset classified as loss.  The regulations also provide for a “special mention” category, described as assets which do not currently expose the institution to sufficient risk to warrant adverse classification, but have potential weaknesses that deserve management’s close attention.

At December 31, 2014, the Bank had $3.1 million in doubtful loans and $7.0 million in substandard loans, of which all but $6.9 million are included in total nonperforming loans disclosed in the above table.  In addition, the Bank identified $3.9 million in loans as special mention loans at December 31, 2014.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent.  A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement.  If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense.  Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates.  At December 31, 2014, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors.  New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000.  Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property.  In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.  At December 31, 2014, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 10% to 48%.

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

At December 31, 2014, 2013 and 2012, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	3,139	5,259	7,583
Substandard	6,967	5,904	8,072
Special mention	3,937	4,066	4,041

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2014	2013	2012
	(Dollars in thousands)

Impaired loans with related allowance	$2,034	$3,129	$4,093
Impaired loans with no allowance	3,005	3,791	3,711
Total impaired loans	$5,039	$6,920	$7,804

Allowance for loan losses:
Related to impaired loans	$1,351	$1,529	$1,652
Related to other loans	3,495	3,393	3,084

See Note 4 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference, for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate.  Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell.  Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized.  Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell.  The net income from operations of foreclosed real estate held for sale is reported in non-interest income.  At December 31, 2014, the Bank had foreclosed real estate totaling $78,000.  See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter.  Management applies a systematic methodology that incorporates its current judgments about the credit quality of the loan portfolio.  In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on its judgments about information available to it at the time of its examination.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan.  The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement.  Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  At December 31, 2014, the Company’s specific allowances totaled $1.4 million, including a specific allowance of $1.3 million on a commercial loan secured by a medical office facility and medical equipment.  The loan had a balance of $1.6 million at December 31, 2014 and the loan was on nonaccrual status.

For loans evaluated on a pool basis, management applies loss factors to pools of loans with common risk characteristics (e.g., residential mortgage loans, home equity loans, commercial real estate loans).  The loss factors are derived from the Bank’s historical loss experience.  Loss factors are adjusted for significant qualitative factors that, in management’s judgment, affect the collectability of the loan portfolio segment.  The significant qualitative factors include the levels and trends in charge-offs and recoveries, trends in volume and terms of loans, levels and trends in delinquencies, the effects of changes in underwriting standards and other lending practices or procedures, the experience and depth of the lending management and staff, effects of changes in credit concentration, changes in industry and market conditions and national and local economic trends and conditions.  Management evaluates these conditions on a quarterly basis and evaluates and modifies the assumptions used in establishing the loss factors.

At December 31, 2013, the historical loss experience used to estimate the allowance for loan losses was for the most recent twelve calendar quarters.  Effective as of December 31, 2014, the Company began using the most recent twenty calendar quarters as the basis for developing the historical loss factors, which increased the estimated allowance for loan losses by approximately $91,000 at December 31, 2014.

At December 31, 2014, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.6 million.  These changes we made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2014.

At December 31, 2014, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors.  The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•
Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards.  At December 31, 2014, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•
Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions.  Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2014.

•
Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans.  In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2014.

•
Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition.  The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank.  In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position.  Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien.  As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.30 for this component at December 31, 2014.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2014.  The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $520,000 at December 31, 2014.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans.  The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $664,000 at December 31, 2014.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Allowance at beginning of period	$4,922	$4,736	$4,182	$4,473	$4,931
Provision for loan losses	190	725	1,525	1,825	2,037
	5,112	5,461	5,707	6,298	6,968

Recoveries:
Residential real estate	7	60	16	18	9
Commercial real estate and land	6	17	1	0	4
Commercial business	17	74	10	45	9
Consumer	324	202	200	248	214
Total recoveries	354	353	227	311	236

Charge-offs:
Residential real estate	140	353	418	819	620
Commercial real estate and land	0	92	108	396	1,326
Commercial business	6	20	17	333	29
Consumer	474	427	655	879	756
Total charge-offs	620	892	1,198	2,427	2,731
Net (charge-offs) recoveries	(266)	(539)	(971)	(2,116)	(2,495)
Balance at end of period	$4,846	$4,922	$4,736	$4,182	$4,473

Ratio of allowance to total loans outstanding at the end of the period	1.57%	1.64%	1.64%	1.47%	1.48%

Ratio of net charge-offs to average loans outstanding during the period	0.09%	0.19%	0.35%	0.72%	0.80%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)

Residential real estate(1)	$669	37.97%	$874	40.45%	$922	41.78%	$861	44.70%	$1,045	45.81%
Commercial real estate and land loans(2)	1,702	29.44	1,436	29.48	1,381	28.22	1,362	23.99	1,106	23.00
Commercial business	1,480	9.17	1,446	7.31	1,223	6.43	1,160	7.27	1,251	7.25
Consumer	995	23.42	1,116	22.76	1,210	23.57	799	24.04	1,071	23.94
Total allowance for loan losses	$4,846	100.00%	$4,922	100.00%	$4,736	100.00%	$4,182	100.00%	$4,473	100.00%
__________________________
(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac.  Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  Of the Bank’s total mortgage-backed securities portfolio at December 31, 2014, securities with a market value of $238,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers.  CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2014, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2014				2013				2012
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Mortgage-backed securities (3)	6	6	0.01	1.86%	9	9	0.01	1.63%	12	12	0.01	1.96%
	$6	$6	0.01%		$9	$9	0.01%		$12	$12	0.01%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$0	$0	0.00%	0.00%	$0	$0	0.00%	0.00%	$0	$0	0.00%	0.00%
Due after one year through five years	9,626	9,629	9.73	0.98%	7,005	7,045	6.41	0.92%	7,509	7,445	6.19	1.27%
Due after five years through ten years	8,494	8,507	8.59	1.17%	16,460	16,857	15.33	1.41%	7,098	6,999	5.82	1.50%
Due after ten years through fifteen years	0	0	0.00	0.00%	7,449	7,692	7.00	1.73%	23,946	23,829	19.80	1.63%

Mortgage-backed securities and CMOs (3)	46,681	46,596	47.07	1.84%	38,610	38,894	35.38	1.85%	45,866	45,220	37.58	1.84%

Municipal:
Due in one year or less	121	120	0.12	5.40%	0	0	0.00	0.00%	507	505	0.42	5.51%
Due after one year through five years	6,160	6,049	6.11	3.15%	2,019	1,961	1.78	4.01%	1,074	1,018	0.85	5.55%
Due after five years through ten years	12,358	11,859	11.98	4.97%	14,065	13,841	12.59	4.83%	9,299	8,915	7.41	4.37%
Due after ten years	14,703	14,150	14.29	4.06%	19,956	20,398	18.55	4.40%	23,437	22,167	18.42	4.98%

Equity securities:
Mutual funds	2,083	2,083	2.10	N/A	3,198	3,238	2.95	N/A	4,237	4,213	3.50	N/A
	$100,226	$98,993	99.99%		$108,762	$109,926	99.99%		$122,973	$120,311	99.99%
____________________________
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

The following table presents the maturity distributions of time deposits of $100,000 or more as of December 31, 2014.

Maturity Period	Amount at December 31, 2014
(Dollars in thousands)

Three months or less	$2,844
Over three through six months	4,704
Over six through 12 months	4,126
Over 12 months	9,948
Total	$21,622

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2014			2013			2012
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)

Non-interest bearing demand	$73,042	17.70%	$16,606	$56,436	15.10%	$(279)	$56,715	14.76%	$9,402
NOW accounts	177,305	42.97	26,542	150,763	40.33	(3,850)	154,613	40.23	12,762
Savings accounts	77,823	18.86	9,855	67,968	18.18	7,016	60,952	15.86	12,849
Money market accounts	8,580	2.08	(2,741)	11,321	3.03	81	11,240	2.92	(3,270)
Fixed rate time deposits which mature:
Within one year	40,704	9.86	(1,477)	42,181	11.28	(11,192)	53,373	13.89	3,276
After one year, but within three years	26,329	6.38	(7,613)	33,942	9.08	(5,194)	39,136	10.18	(10,174)
After three years, but within five years	8,738	2.12	(2,373)	11,111	2.97	2,884	8,227	2.14	(4,850)
After five years	0	0.00	0	0	0.00	(5)	5	0.00	(33)
Club accounts	115	0.03	7	108	0.03	26	82	0.02	7
Total	$412,636	100.00%	$38,806	$373,830	100.00%	$(10,513)	$384,343	100.00%	$19,969

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2014.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)

0.00% — 0.99%	$26,097	$21,282	$8,159	$0	$55,538	73.30%
1.00% — 1.99%	14,519	4,743	574	0	19,836	26.18
2.00% — 2.99%	88	297	0	0	385	0.51
3.00% — 3.99%	0	0	0	0	0	0.00
4.00% — 4.99%	0	7	5	0	12	0.01
5.00% — 5.99%	0	0	0	0	0	0.00
6.00% — 6.99%	0	0	0	0	0	0.00
Total	$40,704	$26,329	$8,738	$0	$75,771	100.00%

Borrowings.  The Bank has at times relied upon advances from the Federal Home Loan Bank of Indianapolis to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the Federal Home Loan Bank of Indianapolis are secured by certain first mortgage loans.  The Bank also uses retail repurchase agreements as a source of borrowings.

The Federal Home Loan Bank functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions.  As a member, the Bank is required to own capital stock in the Federal Home Loan Bank and is authorized to apply for advances on the security of such stock and certain of its mortgage loans provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  Under its current credit policies, the Federal Home Loan Bank generally limits advances to 20% of a member’s assets, and short-term borrowing of less than one year may not exceed 10% of the institution’s assets.  The Federal Home Loan Bank determines specific lines of credit for each member institution.

The following table sets forth certain information regarding the Bank’s use of Federal Home Loan Bank advances.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Maximum balance at any month end	$6,500	$5,500	$10,925

Average balance	1,137	4,135	10,287

Period end balance	0	5,500	5,100

Weighted average interest rate:
At end of period	0.00%	0.50%	3.63%

During the period	0.44%	3.65%	3.75%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Maximum balance at any month end	$10,617	$13,041	$14,092

Average balance	4,601	11,015	10,074

Period end balance	0	9,310	14,092

Weighted average interest rate:
At end of period	0.00%	0.26%	0.25%

During the period	0.26%	0.25%	0.38%

Subsidiary Activities

The Bank is a subsidiary and is wholly-owned by the Company.  First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio.  First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc., incorporated to hold a portion of the Bank's real estate mortgage loan portfolio.  On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (“Captive”).  The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to five other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

Personnel

As of December 31, 2014, the Bank had 122 full-time employees and 28 part-time employees.  A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

BASEL III Capital Rules

In July 2013, the federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to savings and loan holding companies and depository institutions, including the Company and the Bank, compared to the former U.S. risk-based capital rules.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.  The Basel III Capital Rules became effective on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things:

•	introduce a new capital measure called “Common Equity Tier 1” (“CET1”);
•	specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements;
•	define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and
•	expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•
a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and

•
a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital to risk-weighted assets;
•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under the former capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios.  Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company, may make a one-time permanent election to continue to exclude these items.  The Company and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.  The Company has no trust preferred securities.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes from the former capital rules impacting the Company’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;
•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and
•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

Federal law prohibits a savings and loan holding company from, directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those authorized by federal law, or from acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board considers, among other things, factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund~~s~~, the convenience and needs of the community and competitive effects.

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

Dividends.  The Bank must notify the Federal Reserve Board thirty (30) days before declaring any dividend to the Company.  The Federal Reserve's policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.  Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Capital Requirements.  The applicable capital regulations prior to January 1, 2015 required savings associations to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.

Prior to January 1, 2015, the risk-based capital standard for savings associations required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital was generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital (Tier 2 Capital) included cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital could not exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

Effective January 1, 2015, the new capital standards discussed under “BASEL III Capital Rules” above became effective.

Prompt Corrective Regulatory Action.  The Federal Deposit Insurance Act, as amended (“FDIA”), requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio, the common equity Tier 1 risk-based capital ratio, and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The Company believes that, as of December 31, 2014, the Bank was “well capitalized” based on the aforementioned ratios.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations.  As of December 31, 2014, the Bank maintained 72% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments.  Savings associations were previously required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The OCC assessments paid by the Bank for the year ended December 31, 2014 totaled $128,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2014 of $2.2 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million.  The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually and, for 2015, require a 3% ratio for up to $103.6 million and an exemption of $14.5 million.  The Bank complies with the foregoing requirements.  In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

The Company and the Bank have entered into a tax allocation agreement.  Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation.  As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with the Company and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal tax return.

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
Indiana Taxation

Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate.  For the year ended December 31, 2014, Indiana imposed an 8.0% franchise tax based on a financial institution’s adjusted gross income as defined by statute.  The Indiana franchise tax rate will be reduced to 7.5%, 7.0% and 6.5% for the Company’s tax years ending December 31, 2015, 2016 and 2017, respectively, and will remain at 6.5% for the tax year ending December 31, 2018.  The Indiana franchise tax rate will then be reduced to 6.25%, 6.00%, 5.50% and 5.00% for the Company’s tax years ending December 31, 2019, 2020, 2021 and 2022, respectively.  Finally, the franchise tax rate will be reduced to 4.90% for the Company’s tax year ending December 31, 2023 and will remain 4.90% thereafter.  In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses is disallowed.  The Company’s Indiana state income tax returns have not been audited in the past five years.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest.  At December 31, 2014, $142.8 million, or 46.3% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment.  The Bank offers ARM loans and fixed-rate loans.  Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment.  Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market.  For a discussion of the Bank’s loan portfolio, see “Item 1.  Business– Lending Activities.”

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

At December 31, 2014, the Bank’s commercial business loan portfolio amounted to $28.3 million, or 9.2% of total loans.  Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area.  Commercial business lending is inherently riskier than residential mortgage lending.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.  See “Item 1.  Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2014, the Bank’s commercial real estate loan portfolio amounted to $78.3 million, or 25.4% of total loans.  Commercial real estate lending is inherently riskier than residential mortgage lending.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things.  See “Item 1.  Business–Lending Activities–Commercial Real Estate Loans.”

Our information systems may experience an interruption or breach in security.

The Bank relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business.  As our reliance on technology systems increases, the potential risks of technology-related operation interruptions in our customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases.  Cyber incidents can result from deliberate attacks or unintentional events including (i) gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruptions; (ii) causing denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information.  The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of our technology systems (internal or outsourced) could negatively impact our financial condition or results of operations.

We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems and maintain cyber security insurance.  Significant interruptions to our business from technology issues could result in expensive remediation efforts and distraction of management.  During the year, we experienced certain immaterial cyber-attacks or breaches and continue to invest in security and controls to prevent and mitigate future incidents.  Although we have not experienced any material losses related to a technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

The occurrence of any failures, interruptions, or security breaches of our technology systems could damage our reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, or stock price.  As cyber threats continue to evolve, we may also be required to spend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We depend on outside third parties for processing and handling of our records and data.

The Bank relies on software developed by third party vendors to process various transactions.  In some cases, we have contracted with third parties to run their proprietary software on our behalf.  These systems include, but are not limited to, general ledger, payroll, employee benefits, and loan and deposit processing, and securities portfolio management.  While we perform a review of controls instituted by the vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data.  In addition, we maintain backups of key processing output daily in the event of a failure on the part of any of these systems.  Nonetheless, we may incur a temporary disruption in its ability to conduct our business or process our transactions or incur damage to our reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  Such disruption or breach of security may have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services.  In addition to better meeting customer needs, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in our operations.  Many of our competitors have greater resources to invest in technological improvements, and we may not effectively implement new technology-driven products and services or do so as quickly as our competitors, which could reduce our ability to effectively compete.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to attract and retain skilled people.

The Bank’s success depends on its ability to attract and retain skilled people.  Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them.  The unexpected loss of services of certain of our skilled personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, customer relationships, and the difficulty of promptly finding qualified replacement personnel.

Loss of key employees may disrupt relationships with certain customers.
Our customer relationships are critical to the success of our business, and loss of key employees with significant customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor.  While we believe our relationships with its key personnel are strong, we cannot guarantee that all of our key personnel will remain with the organization, which could result in the loss of some of our customers and could have a negative impact on our business, financial condition, and results of operations.

Risks Related to the Banking Industry.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance depends to a large extent on the business environment in our geographically concentrated four-county market area, the nearby suburban metropolitan Louisville market, the states of Indiana and Kentucky, and the U.S. as a whole.  In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans.  A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

In recent years, our market area, the suburban metropolitan Louisville market, the states of Indiana and Kentucky, and the U.S. as a whole experienced a downward economic cycle.  Significant weakness in market conditions adversely impacted all aspects of the economy, including our business.  In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions.  Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  In addition, unemployment increased significantly during that period, which further contributed to the adverse business environment for households and businesses.

While economic conditions have shown signs of improvement through 2014, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry.  Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

•	There could be an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally.

•	There could be an increase in write-downs of asset values by financial institutions, such as the Bank.

•
There could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area.  A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security.  As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

•	Our ability to assess the creditworthiness of customers could be impaired if the models and approaches it uses to select, manage, and underwrite credits become less predictive of future performance.

•
The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments.  This process includes analysis of economic conditions and the impact of these economic conditions on borrowers’ ability to repay their loans.  The process could no longer be capable of accurate estimation and may, in turn, impact its reliability.

•	The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the Deposit Insurance Fund.

•
We could face increased competition due to intensified consolidation of the financial services industry.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

Turmoil in the financial markets could result in lower fair values for our investment securities.

Major disruptions in the capital markets experienced in recent years have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of our investment securities.  Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment (“OTTI”), which could have a material adverse effect on our financial condition and results of operations.

Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows generally depend on (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered.  If the issuer defaults on its payments, it may result in the recognition of OTTI or total loss, which could have a material adverse effect on our financial condition and results of operations.

Strong competition within the Bank’s market area could hurt the Company’s profitability and growth.

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

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

Risks Related to the Company’s Stock.

An investment in the Company’s Common Stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity.  Investment in the Company’s Common Stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any public company.  As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

The price of the Company’s common stock may be volatile, which may result in losses for investors.

General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock.  In addition, the following factors may cause the market price for shares of the Company’s common stock to fluctuate:

•	announcements of developments related to the Company’s business;
•	fluctuations in the Company’s results of operations;
•	sales or purchases of substantial amounts of the Company’s securities in the marketplace;
•	general conditions in the Company’s banking niche or the worldwide economy;
•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
•	changes in analysts’ recommendations or projections; and

•	the Company’s announcement of new acquisitions or other projects.

The trading volume in the Company’s common stock is less than that of other larger financial services institutions.

Although the Company’s common stock is listed for trading on the NASDAQ Capital Market, the trading volume in its common stock may be less than that of other, larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control.  During any period of lower trading volume of the Company’s common stock, significant sales of shares of the Company’s common stock, or the expectation of these sales could cause the Company’s common stock price to fall.

The Company’s Articles of Incorporation, Indiana law, and certain banking laws may have an anti-takeover effect.

Provisions of the Company’s Articles of Incorporation, the Indiana Business Corporation Law and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial by the Company’s shareholders.  The combination of these provisions could have the effect of inhibiting a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

The Company may issue additional securities, which could dilute the ownership percentage of holders of the Company’s common stock.

The Company may issue additional securities to, among other reasons, raise additional capital or finance acquisitions, and, if it does, the ownership percentage of holders of the Company’s common stock could be diluted potentially materially.

We may not be able to pay dividends in the future in accordance with past practice.

The Company has traditionally paid a quarterly dividend to common shareholders.  The payment of dividends is subject to legal and regulatory restrictions.  Any payment of dividends in the future will depend, in large part, on our earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.  The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2014.

Location	Year Opened	Net Book Value(1)	Owned/ Leased	Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,484	Owned	12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	10	Leased(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	550	Owned	3,500

710 Main Street Palmyra, Indiana 47164	1991	944	Owned	6,000

9849 Highway 150 Greenville, Indiana 47124	1986	168	Owned	2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,227	Owned	4,988

4303 Charlestown Crossing New Albany, Indiana 47150	1999	707	Owned	3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,606	Owned	12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	545	Owned	4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,107	Owned	4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	887	Owned	3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	810	Owned	1,450
_______________
(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2015.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2014, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations.  From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2014, the Company had 1,146 stockholders of record and 2,740,502 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 18 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company, which is incorporated herein by reference.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2014 and 2013 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2014:
First Quarter	$21.50	$20.20	$0.21	$20.60
Second Quarter	21.20	20.00	0.21	21.11
Third Quarter	23.50	20.55	0.21	23.45
Fourth Quarter	24.77	23.00	0.21	24.34

2013:
First Quarter	$20.50	$19.31	$0.20	$20.37
Second Quarter	20.60	19.40	0.20	20.57
Third Quarter	21.86	19.75	0.20	21.34
Fourth Quarter	21.96	19.40	0.20	21.26

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2014. The maximum number of shares that may yet be purchased under the plan is 145,087.

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	223,000
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	223,000

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 6.                      SELECTED FINANCIAL DATA

           The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,

	2014	2013	2012	2011	2010
	(In thousands)

Total assets	$472,761	$444,384	$459,132	$438,886	$452,378
Cash and cash equivalents (1)	33,243	11,136	21,811	18,923	21,575
Securities available for sale	100,226	108,762	122,973	111,440	100,851
Securities held to maturity	6	9	12	16	32
Net loans	300,603	288,506	280,407	276,047	294,550
Deposits	412,636	373,830	384,343	364,374	378,003
Retail repurchase agreements	0	9,310	14,092	9,125	8,669
Advances from Federal Home Loan Bank	0	5,500	5,100	12,350	15,729
Stockholders' equity, net of noncontrolling interest in subsidiary	57,121	53,227	52,824	50,942	47,893

	For the Year Ended
OPERATING DATA:	December 31,

	2014	2013	2012	2011	2010
	(In thousands)

Interest income	$18,399	$18,411	$18,800	$20,273	$21,834
Interest expense	1,144	1,653	2,465	3,760	5,502
Net interest income	17,255	16,758	16,335	16,513	16,332
Provision for loan losses	190	725	1,525	1,825	2,037
Net interest income after provision for loan losses	17,065	16,033	14,810	14,688	14,295

Noninterest income	4,936	4,640	4,537	4,051	3,906
Noninterest expense	14,082	13,331	13,853	13,211	12,762

Income before income taxes	7,919	7,342	5,494	5,528	5,439

Income tax expense	2,312	2,255	1,559	1,543	1,561

Net Income	5,607	5,087	3,935	3,985	3,878
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income Attributable to First Capital, Inc.	$5,594	$5,074	$3,922	$3,972	$3,865

PER SHARE DATA (2):
Net income - basic	$2.03	$1.82	$1.41	$1.43	$1.39
Net income - diluted	2.03	1.82	1.41	1.43	1.39
Dividends	0.84	0.80	0.76	0.76	0.74

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2014	2013	2012	2011	2010
Performance Ratios:

Return on assets (1)	1.22%	1.11%	0.86%	0.90%	0.84%
Return on average equity (2)	10.09%	9.56%	7.54%	8.04%	8.10%
Dividend payout ratio (3)	41.38%	43.96%	53.90%	53.15%	53.24%
Average equity to average assets	12.08%	11.65%	11.46%	11.13%	10.43%
Interest rate spread (4)	4.06%	3.98%	3.86%	3.98%	3.74%
Net interest margin (5)	4.14%	4.07%	4.00%	4.14%	3.96%
Noninterest expense to average assets	3.07%	2.93%	3.05%	2.98%	2.79%
Average interest earning assets to average interest bearing liabilities	127.64%	124.42%	124.39%	118.79%	116.24%

Regulatory Capital Ratios (Bank only):

Tier I - adjusted total assets	10.59%	10.89%	10.00%	10.06%	9.32%
Tier I - risk based	14.55%	14.86%	14.35%	16.11%	14.83%
Total risk-based	15.80%	16.11%	15.60%	17.05%	15.54%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (6)	1.07%	1.90%	2.81%	2.81%	2.69%
Nonperforming assets as a percent of total assets (7)	0.70%	1.34%	1.78%	1.92%	1.88%
Allowance for loan losses as a percent of gross loans receivable	1.57%	1.64%	1.64%	1.47%	1.48%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
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

Management uses various indicators to evaluate the Company’s financial condition and results of operations, almost all of which show positive trends and improvement, including the following:

•	Net income and earnings per share – Net income attributable to the Company was $5.6 million, or $2.03 per share for 2014 compared to $5.1 million, or $1.82 per share for 2013.

•
Return on average assets and return on average equity – Return on average assets for 2014 was 1.22% compared to 1.11% for 2013, and return on average equity for 2014 was 10.09% compared to 9.56% for 2013.

•
Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 63.5% for 2014 compared to 62.3% for 2013.  This increase was due in part to an increase in personnel as the Bank increased staff in residential mortgage and commercial lending.

•
Asset quality – Net loan charge-offs decreased from $539,000 for 2013 to $266,000 for 2014.  In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $6.0 million, or 1.34% of total assets at December 31, 2013 to $3.3 million, or 0.70% of total assets at December 31, 2014.  The allowance for loan losses was 1.57% of total loans and 150.31% of nonperforming loans at December 31, 2014 compared to 1.64% of total loans and 89.72% at December 31, 2013.

•
Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $21.26 at December 31, 2013 to $24.34 at December 31, 2014 and dividends of $0.84 per share, was 18.4% for 2014.

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

Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.  Those policies considered to be critical accounting policies are described below.

Allowances for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio.  All of these estimates are susceptible to significant change.  Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation.  In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.  A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.  Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, describe the methodology used to determine the allowance for loan losses as well as changes to the methodology for determining the allowance for loan losses during the year ended December 31, 2014.

Valuation Methodologies.  In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued.  Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value.  Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities.  For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service.  However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items.  Examples of these items include goodwill and other intangible assets, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments.  The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations.  Note 20 and Note 21 of the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, describe the methodologies used to determine the fair value of investment securities, impaired loans, foreclosed real estate and other assets.  There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2014.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Income. Net income attributable to the Company was $5.6 million ($2.03 per share diluted; weighted average common shares outstanding of 2,755,588, as adjusted) for the year ended December 31, 2014 compared to $5.1 million ($1.82 per share diluted; weighted average common shares outstanding of 2,784,690, as adjusted) for the year ended December 31, 2013.

Net Interest Income. Net interest income increased $497,000, or 3.0%, from $16.8 million for 2013 to $17.3 million for 2014 primarily due to an increase in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income decreased $12,000 for 2014 as compared to 2013.  This decrease was primarily a result of the average tax-equivalent yield on interest-earning assets decreasing from 4.46% for 2013 to 4.40% for 2014 partially offset by an increase in the average balance of interest-earning assets from $426.6 million for 2013 to $432.6 million for 2014.  Interest on loans increased $104,000 as a result of the average balance of loans increasing from $288.9 million for 2013 to $301.4 million for 2014 partially offset by the average tax-equivalent yield on loans decreasing from 5.50% for 2013 to 5.32% for 2014.  Interest on investment securities (including Federal Home Loan Bank stock) decreased $149,000 for 2014 compared to 2013 due to a decrease in the average balance of investment securities from $116.5 million for 2013 to $108.0 million for 2014 partially offset by an increase in the average tax-equivalent yield of investment securities from 2.64% for 2013 to 2.69% for 2014.  Management continued to focus loan origination efforts on commercial and consumer loans during 2014.  Market interest rates remained at near historic lows throughout 2014, so as loans and investment securities mature or pay down they are replaced with lower yielding new loan originations and investment purchases.  The slight increase in the average tax-equivalent yield on investment securities for 2014 is primarily due to an increase in the Company’s holding of mortgage-backed securities and a decrease in government agency bonds as mortgage-backed securities generally offer a higher yield.

Total interest expense decreased $509,000, from $1.7 million for 2013 to $1.1 million for 2014, due to decreases in the average cost of funds from 0.48% for 2013 to 0.34% for 2014 and in the average balance of interest-bearing liabilities from $342.9 million for 2013 to $338.9 million for 2014.  Interest expense on deposits decreased 23.5% from $1.5 million for 2013 to $1.1 million for 2014 as a result of a decrease in the average cost of interest-bearing deposits, which decreased from 0.45% for 2013 to 0.34% for 2014 partially offset by an increase in the average balance of interest-bearing deposits from $327.7 million for 2013 to $333.2 million for 2014.  Interest expense on Federal Home Loan Bank advances decreased 96.7% from $151,000 for 2013 to $5,000 for 2014.  The average cost of Federal Home Loan Bank advances decreased from 3.65% for 2013 to 0.44% for 2014, and the average balance of Federal Home Loan Bank advances decreased from $4.1 million for 2013 to $1.1 million for 2014.  For further information, see “Average Balances and Yields” below.  The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2014 and 2013 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses.  The provision for loan losses was $190,000 for 2014 compared to $725,000 for 2013.  The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses for 2014 compared to the prior year primarily due to a decrease in net charge-offs and a decrease in provisions for loan losses related to impaired loans.  Net charge-offs decreased when comparing the two periods, from $539,000 for 2013 to $266,000 for 2014, and provisions for loan losses related to impaired loans decreased from $150,000 for 2013 to $49,000 for 2014.  The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income.  Noninterest income increased $296,000 to $4.9 million for 2014 compared to $4.6 million for 2013.  Commission income and other income increased by $191,000 and $145,000, respectively, when comparing the two periods.  Commission income increased for 2014 compared to the prior year primarily due to an expansion of the products offered by the Bank’s investment services division.  The increase in other income was primarily due to a gain on life insurance of $129,000 recognized in 2014.  These increases were partially offset by a $129,000 decrease in gains on the sale of loans primarily due to a decrease in loans sold during 2014 as a result of higher interest rates.

Noninterest expense.  Noninterest expense increased $751,000, or 5.6%, to $14.1 million for 2014 compared to $13.3 million for 2013.  The increase was primarily due to an increase of $518,000 in compensation and benefits expenses.  This increase was primarily due to normal increases in salaries and benefits and the addition of staff in the commercial and residential lending areas.  Data processing expenses also increased $133,000 when comparing the two periods primarily due to higher costs associated with alternative customer delivery channels and in increase in ATM processing fees.

Income tax expense. The Company recognized income tax expense of $2.3 million for both 2014 and 2013.  The effective tax rate decreased from 30.7% for 2013 to 29.2% for 2014 primarily due to an increase in tax exempt income as a percentage of total income.

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
	Year Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1) (2):
Taxable (3)	$296,560	$15,741	5.31%	$286,514	$15,748	5.50%	$278,874	$15,916	5.71%
Tax-exempt	4,875	296	6.07%	2,382	129	5.42%	2,501	135	5.40%
Total loans	301,435	16,037	5.32%	288,896	15,877	5.50%	281,375	16,051	5.70%

Investment securities:
Taxable (3)	76,136	1,299	1.71%	83,876	1,392	1.66%	92,980	1,771	1.90%
Tax-exempt	31,872	1,603	5.03%	32,654	1,689	5.17%	25,417	1,464	5.76%
Total investment securities	108,008	2,902	2.69%	116,530	3,081	2.64%	118,397	3,235	2.73%

Federal funds sold and interest-bearing deposits with banks	23,155	105	0.45%	21,198	72	0.34%	21,998	58	0.26%
Total interest-earning assets	432,598	19,044	4.40%	426,624	19,030	4.46%	421,770	19,344	4.59%

Noninterest-earning assets	26,370			28,959			31,953
Total assets	$458,968			$455,583			$453,723
Interest-bearing liabilities:
Interest-bearing demand deposits	$178,632	$403	0.23%	$168,774	$412	0.24%	$156,704	$487	0.31%
Savings accounts	73,670	73	0.10%	65,587	65	0.10%	55,369	61	0.11%
Time deposits	80,890	651	0.80%	93,375	997	1.07%	106,625	1,493	1.40%
Total deposits	333,192	1,127	0.34%	327,736	1,474	0.45%	318,698	2,041	0.64%

Retail repurchase agreements	4,601	12	0.26%	11,015	28	0.25%	10,074	38	0.38%
FHLB advances	1,137	5	0.44%	4,135	151	3.65%	10,287	386	3.75%
Total interest-bearing liabilities	338,930	1,144	0.34%	342,886	1,653	0.48%	339,059	2,465	0.73%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	64,344			58,167			60,509
Other liabilities	262			1,462			2,169
Total liabilities	403,536			402,515			401,737
Stockholders’ equity	55,432			53,068			51,986

Total liabilities and stockholders’ equity (4)	$458,968			$455,583			$453,723

Net interest income		$17,900			$17,377			$16,879

Interest rate spread			4.06%			3.98%			3.86%

Net interest margin			4.14%			4.07%			4.00%

Ratio of average interest – earning assets to average interest-bearing liabilities			127.64%			124.42%			124.39%

(1)	Interest income on loans includes fee income of $707,000, $754,000 and $654,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and Federal Home Loan Bank stock.
(4)	Stockholders’ equity attributable to First Capital, Inc.

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

	2014 Compared to 2013 Increase (Decrease) Due to				2013 Compared to 2012 Increase (Decrease) Due to

	Rate	Volume	Rate/ Volume	Net	Rate	Volume	Rate/ Volume	Net

	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(543)	$555	$(19)	$(7)	$(587)	$435	$(16)	$(168)
Tax-exempt	15	136	16	167	1	(7)	0	(6)
Total loans	(528)	691	(3)	160	(586)	428	(16)	(174)

Investment securities:
Taxable	41	(130)	(4)	(93)	(226)	(175)	22	(379)
Tax-exempt	(47)	(40)	1	(86)	(150)	418	(43)	225
Total investment securities	(6)	(170)	(3)	(179)	(376)	243	(21)	(154)

Federal funds sold and interest-bearing deposits with banks	24	7	2	33	17	(2)	(1)	14
Total net change in income on interest-earning assets	(510)	528	(4)	14	(945)	669	(38)	(314)

Interest-bearing liabilities:
Interest-bearing deposits	(365)	24	(6)	(347)	(608)	58	(17)	(567)
Retail repurchase agreements	1	(16)	(1)	(16)	(13)	4	(1)	(10)
FHLB advances	(133)	(109)	96	(146)	(10)	(231)	6	(235)
Total net change in expense on interest-bearing liabilities	(497)	(101)	89	(509)	(631)	(169)	(12)	(812)

Net change in net interest income	$(13)	$629	$(93)	$523	$(314)	$838	$(26)	$498

Comparison of Financial Condition at December 31, 2014 and 2013

Total assets increased 6.4% from $444.4 million at December 31, 2013 to $472.8 million at December 31, 2014 primarily due to increases in net loans receivable and cash and cash equivalents partially offset by a decrease in securities available for sale.

Net loans increased 4.2% from $288.5 million at December 31, 2013 to $300.6 million at December 31, 2014.  The primary contributing factor to the increase in net loans was an increase of $6.3 million in commercial business loans.  The Bank also increased home equity and second mortgage loans, commercial real estate loans and other consumer loans by $2.7 million, $1.8 million and $1.2 million, respectively during 2014.  Residential mortgage loans decreased $350,000 during 2014 as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market.  The Bank originated $29.1 million in new residential mortgages for sale in the secondary market during 2014 compared to $36.7 million in 2013.  These loans were originated and funded by the Bank and sold in the secondary market.  Of this total, $5.5 million paid off existing loans in the Bank’s portfolio.  Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed obligations, U. S. agency notes and bonds, and municipal obligations, decreased $8.6 million, from $108.8 million at December 31, 2013 to $100.2 million at December 31, 2014.  Purchases of securities available for sale totaled $27.6 million in 2014.  These purchases were offset by maturities of $21.4 million, principal repayments of $10.8 million and sales of $5.7 million.  The Bank invests excess cash in securities that provide safety, liquidity and yield.  Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents increased from $11.1 million at December 31, 2013 to $33.2 million at December 31, 2014.  The increase is due primarily to an increase in deposits during 2014.

Total deposits increased 10.4%, from $373.8 million at December 31, 2013 to $412.6 million at December 31, 2014.  Interest-bearing demand deposits increased $23.8 million during 2014.  A significant portion of the increase came from the bank transferring those funds previously in retail repurchase agreements to interest-bearing demand deposits during 2014.  Noninterest-bearing demand deposits increased 29.4% to $73.0 million and savings deposits increased $9.9 million during 2014.  Time deposits decreased $11.5 million during 2014 as some customers are unwilling to lock into long-term commitments while interest rates are at their current low levels.

The Bank had no advances outstanding from the Federal Home Loan Bank at December 31, 2014 compared to borrowings of $5.5 million at December 31, 2013.  New advances of $10.0 million were drawn during the year while principal payments on advances totaled $15.5 million during 2014.

The Bank had no retail repurchase agreements at December 31, 2014 as compared to $9.3 million at December 31, 2013.  Retail repurchase agreements, which represent overnight borrowings from business and local municipal deposit customers, were transferred to interest-bearing demand deposits during 2014.

Total stockholders’ equity attributable to the Company increased from $53.2 million at December 31, 2013 to $57.1 million at December 31, 2014.  This increase is primarily the result of retained net income of $3.3 million and a net unrealized gain on available for sale securities of $1.5 million.  This was partially offset by the Company repurchasing $908,000 of its stock during 2014, repurchasing 43,586 shares at a weighted average price of $20.82 per share.  As of December 31, 2014, the Company had repurchased 95,380 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 423,914 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2014	2013
	(In thousands)

Commitments to originate new loans	$7,413	$6,318
Undisbursed portion of construction loans	3,325	7,142
Unfunded commitments to extend credit under existing commercial and personal lines of credit	48,328	44,285
Standby letters of credit	693	1,184

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2014:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$412,636	$377,569	$26,329	$8,738	$0
Operating lease obligations	4	4	0	0	0
Total contractual obligations	$412,640	$377,573	$26,329	$8,738	$0

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses.  The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities.  The Bank may also borrow from the Federal Home Loan Bank of Indianapolis.  While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2014, the Bank had cash and interest-bearing deposits with banks of $41.5 million and securities available for sale with a fair value of $100.2 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Indianapolis and collateral eligible for repurchase agreements.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  At December 31, 2014, the Bank had total commitments to extend credit of $59.8 million.  See Note 16 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.  At December 31, 2014, the Bank had certificates of deposit scheduled to mature within one year of $40.7 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $309,000.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulations.  As of December 31, 2014 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with tangible capital to adjusted total assets, Tier I capital to risk-weighted assets and risk-based capital to risk-weighted assets ratios of 10.6%, 14.6% and 15.8%, respectively.  See Note 19 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Market Risk Analysis

Qualitative Aspects of Market Risk.  Market risk is the risk that the estimated fair value of our assets and liabilities will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2014 and 2013 financial information.

	At December 31, 2014		At December 31, 2013
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$(193)	(1.08)%	$(152)	(0.88)%
200bp	192	1.08	197	1.14
100bp	241	1.35	280	1.62
Static	-	-	-	-
(100)bp	(367)	(2.05)	(232)	(1.34)

At December 31, 2014, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would increase the Company’s net interest income by $241,000, or 1.35%, over a one year horizon compared to a flat interest rate scenario. Furthermore, a rate increase of 2.00% would cause net interest income to increase by 1.08%.  Alternatively, an immediate and sustained decrease in rates of 1.00% or an increase of 3.00% would decrease the Company’s net interest income by 2.05% or 1.08%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2014 and 2013 financial information.

	At December 31, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$59,328	$(13,398)	(18.42)%	13.52%	(192	)bp
200bp	67,860	(4,866)	(6.69)	15.10	(34	)bp
100bp	73,971	1,245	1.71	16.07	63	bp
Static	72,726	-	-	15.44	-	bp
(100)bp	70,498	(2,228)	(3.06)	14.58	(86	)bp

	At December 31, 2013
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$44,399	$(15,949)	(26.43)%	11.01%	(271	)bp
200bp	51,134	(9,214)	(15.27)	12.31	(141	)bp
100bp	56,380	(3,968)	(6.57)	13.19	(53	)bp
Static	60,348	-	-	13.72	-	bp
(100)bp	64,329	3,981	6.60	14.22	50	bp

The previous table indicates that at December 31, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase or a 100 basis point decrease in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.

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

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the accompanying Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Item  7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Analysis” in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are listed in Part IV, Item 15(a)(1) and are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position

M. Chris Frederick	47	Executive Vice President, Chief Financial Officer and Treasurer
Dennis L. Thomas	58	Senior Vice President- Lending
Jill Keinsley	47	Senior Vice President, Human Resources Director
_________________________
(1)           As of December 31, 2014.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

(a)	Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)           Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

(c)           Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

See Part II, Item 5 for information about securities authorized for issuance under the Company’s equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:
Page Reference

	Report of Independent Registered Public Accounting Firm	F- 1

	Consolidated Balance Sheets at December 31, 2014 and 2013	F- 2

	Consolidated Statements of Income for the years ended December 31, 2014 and 2013	F- 3

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013	F- 4

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013	F- 5

	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F- 6

	Notes to Consolidated Financial Statements	F- 7

(a)(2)
Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)
	3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
	10.1	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod
	10.2	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick
	10.3	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas
	10.4	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (3)
	10.4	*First Capital, Inc. 2009 Equity Incentive Plan (4)
	10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (5)
	10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (5)
	10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (5)
	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)

21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)
23.0	Consent of Monroe Shine and Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

__________________
*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2012.
(4)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(5)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-25023).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 27, 2015	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive	March 27, 2015
William W. Harrod	Officer and Director
(principal executive officer)

/s/ Gerald L. Uhl	Chairman	March 27, 2015
Gerald L. Uhl

/s/ Michael C. Frederick	Executive Vice President, Chief	March 27, 2015
Michael C. Frederick	Financial Officer and Treasurer
(principal accounting and
financial officer)

/s/ Samuel E. Uhl	Director	March 27, 2015
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 27, 2015
Mark D. Shireman

/s/ Dennis L. Huber	Director	March 27, 2015
Dennis L. Huber

/s/ Kenneth R. Saulman	Director	March 27, 2015
Kenneth R. Saulman

/s/ Michael L. Shireman	Director	March 27, 2015
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 27, 2015
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 27, 2015
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 27, 2015
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 27, 2015
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 27, 2015
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 27, 2015
Dana L. Huber

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
First Capital, Inc.
Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana
March 27, 2015

MONROE SHINE & CO., INC. ♦ CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS

FIRST CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

(In thousands, except share and per share data)	2014	2013
ASSETS
Cash and due from banks	$13,653	$10,058
Interest-bearing deposits with banks	865	467
Federal funds sold	18,725	611
Total cash and cash equivalents	33,243	11,136

Interest-bearing time deposits	8,270	4,425
Securities available for sale, at fair value	100,226	108,762
Securities-held to maturity	6	9
Loans, net	300,603	288,506
Loans held for sale	1,608	1,611
Federal Home Loan Bank stock, at cost	2,241	2,820
Foreclosed real estate	78	466
Premises and equipment	10,208	10,347
Accrued interest receivable	1,580	1,716
Cash value of life insurance	6,161	6,332
Goodwill	5,386	5,386
Other assets	3,151	2,868

Total Assets	$472,761	$444,384

LIABILITIES
Deposits:
Noninterest-bearing	$73,042	$56,436
Interest-bearing	339,594	317,394
Total deposits	412,636	373,830

Retail repurchase agreements	0	9,310
Advances from Federal Home Loan Bank	0	5,500
Accrued interest payable	127	192
Accrued expenses and other liabilities	2,765	2,213
Total liabilities	415,528	391,045

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,164,416 shares; outstanding 2,740,502 and 2,784,088 shares in 2014 and 2013, respectively	32	32
Additional paid-in capital	24,313	24,313
Retained earnings-substantially restricted	40,229	36,947
Accumulated other comprehensive income (loss)	800	(720)
Less treasury stock, at cost - 423,914 shares (380,328 shares in 2013)	(8,253)	(7,345)
Total First Capital, Inc. stockholders' equity	57,121	53,227

Noncontrolling interest in subsidiary	112	112
Total equity	57,233	53,339

Total Liabilities and Equity	$472,761	$444,384

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except per share data)	2014	2013
INTEREST INCOME
Loans, including fees	$15,937	$15,833
Securities:
Taxable	1,185	1,294
Tax-exempt	1,058	1,113
Federal Home Loan Bank dividends	114	99
Federal funds sold and interest-bearing deposits in banks	105	72
Total interest income	18,399	18,411

INTEREST EXPENSE
Deposits	1,127	1,474
Retail repurchase agreements	12	28
Advances from Federal Home Loan Bank	5	151
Total interest expense	1,144	1,653

Net interest income	17,255	16,758

Provision for loan losses	190	725
Net interest income after provision for loan losses	17,065	16,033

NONINTEREST INCOME
Service charges on deposit accounts	3,189	3,112
Commission and fee income	546	355
Gain on sale of securities	54	29
Gain on sale of mortgage loans	713	842
Mortgage brokerage fee income	45	48
Increase in cash value of life insurance	150	160
Other income	239	94
Total noninterest income	4,936	4,640

NONINTEREST EXPENSE
Compensation and benefits	7,661	7,143
Occupancy and equipment	1,198	1,166
Data processing	1,591	1,458
Professional fees	721	686
Advertising	288	262
Other expenses	2,623	2,616
Total noninterest expense	14,082	13,331

Income before income taxes	7,919	7,342
Income tax expense	2,312	2,255

Net Income	5,607	5,087

Less net income attributable to the noncontrolling interest in subsidiary	13	13

Net Income Attributable to First Capital, Inc.	$5,594	$5,074

Earnings per common share attributable to First Capital, Inc.:
Basic	$2.03	$1.82
Diluted	$2.03	$1.82

Dividends per share on common shares	$0.84	$0.80

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)	2014	2013

Net Income	$5,607	$5,087

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	2,453	(3,797)
Income tax (expense) benefit	(897)	1,392
Net of tax amount	1,556	(2,405)

Less: reclassification adjustment for realized gains included in net income	(54)	(29)
Income tax expense	18	10
Net of tax amount	(36)	(19)

Other Comprehensive Income (Loss), net of tax	1,520	(2,424)

Total Comprehensive Income	7,127	2,663

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13

Comprehensive Income Attributable to First Capital, Inc.	$7,114	$2,650

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2013	$32	$24,313	$34,101	$1,704	$(7,326)	$112	$52,936

Net income	0	0	5,074	0	0	13	5,087

Other comprehensive loss	0	0	0	(2,424)	0	0	(2,424)

Cash dividends	0	0	(2,228)	0	0	(13)	(2,241)

Purchase of 909 treasury shares	0	0	0	0	(19)	0	(19)

Balances at December 31, 2013	32	24,313	36,947	(720)	(7,345)	112	53,339

Net income	0	0	5,594	0	0	13	5,607

Other comprehensive income	0	0	0	1,520	0	0	1,520

Cash dividends	0	0	(2,312)	0	0	(13)	(2,325)

Purchase of 43,586 treasury shares	0	0	0	0	(908)	0	(908)

Balances at December 31, 2014	$32	$24,313	$40,229	$800	$(8,253)	$112	$57,233

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,607	$5,087
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	699	903
Depreciation and amortization expense	698	707
Deferred income taxes	285	200
Increase in cash value of life insurance	(150)	(160)
Gain on life insurance	(129)	0
Gain on sale of securities	(54)	(29)
Provision for loan losses	190	725
Proceeds from sale of loans	29,814	39,572
Loans originated for sale	(29,098)	(36,732)
Gain on sale of loans	(713)	(842)
Decrease in accrued interest receivable	136	41
Decrease in accrued interest payable	(65)	(98)
Net change in other assets/liabilities	(272)	449
Net Cash Provided By Operating Activities	6,948	9,823

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(4,820)	(3,025)
Proceeds from maturities and sales of interest-bearing time deposits	975	0
Purchase of securities available for sale	(27,644)	(25,884)
Proceeds from maturities of securities available for sale	21,442	22,190
Proceeds from sales of securities available for sale	5,669	517
Principal collected on mortgage-backed obligations	10,824	12,691
Net increase in loans receivable	(12,402)	(9,346)
Proceeds from sale of foreclosed real estate	503	351
Proceeds from redemption of Federal Home Loan Bank stock	579	0
Purchase of premises and equipment	(559)	(297)
Cost method equity investment	(171)	(540)
Net Cash Used In Investing Activities	(5,604)	(3,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	38,806	(10,513)
Net decrease in retail repurchase agreements	(9,310)	(4,782)
Advances from Federal Home Loan Bank	10,000	5,500
Repayment of advances from Federal Home Loan Bank	(15,500)	(5,100)
Purchase of treasury stock	(908)	(19)
Dividends paid	(2,325)	(2,241)
Net Cash Provided By (Used In) Financing Activities	20,763	(17,155)

Net Increase (Decrease) in Cash and Cash Equivalents	22,107	(10,675)

Cash and cash equivalents at beginning of year	11,136	21,811

Cash and Cash Equivalents at End of Year	$33,243	$11,136

See notes to consolidated financial statements.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the Company) is the savings and loan holding company of First Harrison Bank (the Bank), a wholly-owned subsidiary.  The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through twelve locations in southern Indiana. The Bank’s primary source of revenue is real estate mortgage loans.  The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division.  First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio.   First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio.  On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (“Captive”).  The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to five other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Use of Estimates – continued

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed real estate may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities

Securities Available for Sale:  Securities available for sale consist primarily of mortgage-backed and other debt securities and are stated at fair value.  The Company holds mortgage-backed securities and other debt securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA),  the Federal Home Loan Mortgage Corporation (FHLMC), and the Federal Home Loan Bank (FHLB), government-sponsored enterprises (collectively referred to as government agencies), as well as collateralized mortgage obligations (CMOs) and other mortgage-backed securities.  Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities.  CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.  The Company also holds debt securities issued by municipalities and political subdivisions of state and local governments.

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

Nonaccrual Loans

The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible.  Past due status is determined based on contractual terms.  Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status.  The cash receipts method is used when the likelihood of further loss on the loan is remote.  Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status.  Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss on the loan is remote.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors.  New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000.  Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of a collateral property securing a collateral dependent impaired loan.  In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management.  The Company’s historical loss experience is then adjusted by an overall loss factor weighting adjustment based on a qualitative analysis prepared by management and reviewed on a quarterly basis.  The overall loss factor considers changes in underwriting standards, economic conditions, changes and trends in past due and classified loans and other internal and external factors.  Prior to 2014, management used a three-year historical loss period as the basis for its allowance for loan loss methodology.  However, based on the Company’s loss history and changes in the loan portfolio, management determined that a five-year loss history was appropriate and updated its methodology in 2014.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods.  See Note 4 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2014 and 2013.

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

During 2014 and 2013, the Company recognized partial charge-offs totaling $67,000 and $68,000, respectively.  At December 31, 2014, the Company had 12 loans with an aggregate recorded investment of $757,000 and an aggregate unpaid principal balance of $1.4 million on which partial charge-offs of $472,000 had been recorded.  At December 31, 2013, the Company had 11 loans with an aggregate recorded investment of $900,000 and an aggregate unpaid principal balance of $1.4 million on which partial charge-offs of $446,000 had been recorded

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection.  Overdrafts are charged off after 45 days past due.  Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Foreclosed Real Estate

Foreclosed real estate includes formally foreclosed property held for sale.  At the time of foreclosure, foreclosed real estate is recorded at fair value less estimated costs to sell, which becomes the property’s new basis.  Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in other noninterest expense.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated.  At December 31, 2014, the Bank had commitments to originate $306,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed.  Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards).  The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach.  Early adoption is not permitted.  Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Trouble Debt Restructurings by Creditors (Subtopic 310-40).  The update addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g. FHA, VA, HUD).  For public entities, the guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)           RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment.  The average amount of those reserve balances for the years ended December 31, 2014 and 2013 was approximately $805,000 and $731,000, respectively.

(3)            INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at December 31, 2014 and 2013 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2014:
Securities available for sale:
Agency mortgage-backed securities	$32,135	$240	$79	$32,296
Agency CMO	14,461	74	150	14,385
Other debt securities:
Agency notes and bonds	18,136	32	48	18,120
Municipal obligations	32,178	1,242	78	33,342
Subtotal – debt securities	96,910	1,588	355	98,143

Mutual funds	2,083	0	0	2,083

Total securities available for sale	$98,993	$1,588	$355	$100,226

Securities held to maturity:
Agency mortgage-backed securities	$6	$0	$0	$6

Total securities held to maturity	$6	$0	$0	$6

December 31, 2013:
Securities available for sale:
Agency mortgage-backed securities	$18,408	$205	$244	$18,369
Agency CMO	20,486	96	341	20,241
Other debt securities:
Agency notes and bonds	31,594	49	729	30,914
Municipal obligations	36,200	778	938	36,040
Subtotal – debt securities	106,688	1,128	2,252	105,564

Mutual funds	3,238	0	40	3,198

Total securities available for sale	$109,926	$1,128	$2,292	$108,762

Securities held to maturity:
Agency mortgage-backed securities	$9	$0	$0	$9
Total securities held to maturity	$9	$0	$0	$9

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2014, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$120	$121	$0	$0
Due after one year through five years	15,679	15,786	0	0
Due after five years through ten years	20,366	20,852	0	0
Due after ten years	14,149	14,703	0	0
	50,314	51,462	0	0

Mortgage-backed securities and CMO	46,596	46,681	6	6

	$96,910	$98,143	$6	$6

At December 31, 2013, certain investment securities were pledged under retail repurchase agreements and to secure FHLB advances.  (See Notes 9 and 10)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2014, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.  At December 31, 2014, the Company did not have any securities held to maturity with an unrealized loss.

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses

Continuous loss position less than twelve months:
Agency mortgage-backed securities	7	$5,925	$21
Agency CMO	2	1,317	21
Agency notes and bonds	2	1,198	2
Municipal obligations	9	2,291	8

Total less than twelve months	20	10,731	51

Continuous loss position more than twelve months:
Agency mortgage-backed securities	6	5,986	58
Agency CMO	9	7,306	129
Agency notes and bonds	7	7,586	47
Municipal obligations	9	4,146	70

Total more than twelve months	31	25,024	304

Total securities available for sale	51	$35,755	$355

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

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3 - continued)

At December 31, 2014, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 1.0% from the amortized cost basis.  All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans and municipal project revenues.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2014, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2014, the Company realized gross gains on sales of available for sale municipal obligations and U.S. government agency mortgage-backed securities of $98,000 and $7,000, respectively, and gross losses on the sale of municipal obligations, U.S. government agency mortgage-backed securities and mutual funds of $31,000, $3,000 and $17,000, respectively.  During the year ended December 31, 2013, the Company realized gross gains on sales of available for sale municipal obligations and U.S. government agency mortgage-backed securities of $22,000 and $7,000, respectively.

In June 2014, the Company acquired 31,750 shares of common stock in another financial institution, in addition to the 100,000 shares acquired in 2013, representing approximately 9% of the outstanding common stock of the entity, for a total investment of $711,000.  The investment is accounted for using the cost method of accounting and is included in other assets in the consolidated balance sheet.

(4)           LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2014 and 2013 consisted of the following:

(In thousands)	2014	2013

Real estate mortgage loans:
Residential	$106,679	$107,029
Land	11,028	10,309
Residential construction	10,347	14,423
Commercial real estate	78,314	76,496
Commercial real estate construction	1,422	1,715
Commercial business loans	28,282	21,956
Consumer loans:
Home equity and second mortgage loans	37,513	34,815
Automobile loans	25,274	23,983
Loans secured by savings accounts	1,018	1,138
Unsecured loans	3,316	3,541
Other consumer loans	5,075	4,824
Gross loans	308,268	300,229
Less undisbursed portion of loans in process	(3,325)	(7,142)

Principal loan balance	304,943	293,087

Deferred loan origination fees, net	506	341
Allowance for loan losses	(4,846)	(4,922)

Loans, net	$300,603	$288,506

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2014, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $2.5 million.

Mortgage loans serviced for the benefit of others amounted to $169,000 and $200,000 at December 31, 2014 and 2013, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties).  In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2014.  The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)

Beginning balance	$6,549
New loans	10,612
Payments	(8,507)

Ending balance	$8,654

A director of the Company and the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers.  In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties.  During the year ended December 31, 2014, the Bank purchased approximately $978,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $1.2 million and $951,000 at December 31, 2014 and 2013, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2014 and 2013:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2014:
Principal loan balance	$106,679	$11,028	$8,444	$78,314	$28,282	$37,513	$34,683	$304,943

Accrued interest receivable	368	48	20	186	131	131	152	1,036

Net deferred loan origination fees and costs	49	4	(1)	(20)	(7)	481	0	506

Recorded investment in loans	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

December 31, 2013:
Principal loan balance	$107,029	$10,309	$8,996	$76,496	$21,956	$34,815	$33,486	$293,087

Accrued interest receivable	427	49	22	202	56	126	168	1,050

Net deferred loan origination fees and costs	52	2	0	(32)	(9)	328	0	341

Recorded investment in loans	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:

Beginning balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922
Provisions	(69)	49	(3)	211	23	(195)	174	190
Charge-offs	(140)	0	0	0	(6)	(154)	(320)	(620)
Recoveries	7	0	0	6	17	192	132	354

Ending balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$47	$0	$0	$11	$1,293	$0	$0	$1,351

Collectively evaluated for impairment	562	201	60	1,490	187	720	275	3,495

Ending balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846

Recorded Investment in Loans:

Individually evaluated for impairment	$1,411	$16	$0	$1,819	$1,642	$151	$0	$5,039

Collectively evaluated for impairment	105,685	11,064	8,463	76,661	26,764	37,974	34,835	301,446

Ending balance	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

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

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2014 and 2013, management applied specific qualitative factor adjustments to the  residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.6 million and $1.4 million, respectively.  These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2014 and 2013.

At December 31, 2014 and 2013, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors.  The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•
Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards.  At December 31, 2014 and 2013, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•
Economic Conditions – Management analyzes trends in housing and unemployment data in the Harrison, Floyd and Clark counties of Indiana, the Company’s primary market area, to evaluate the risk associated with economic conditions.  Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2014 and 2013.

•
Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans.  In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2014 and 2013.

•
Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition.  The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank.  In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position.  Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien.  As a result of changes in the loan portfolio composition and other factors, management has maintained the elevated risk factor of 1.30 for this component at December 31, 2014 and 2013.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2014 and 2013.  The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $520,000 and $471,000 at December 31, 2014 and 2013, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.  The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $664,000 and $521,000 at December 31, 2014 and 2013, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2014.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2014.

	Recorded Investment	Unpaid Principal Balance	Average Related Allowance	Interest Recorded Investment	Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,141	$1,446	$0	$1,293	$26
Land	16	18	0	96	0
Construction	0	0	0	52	0
Commercial real estate	1,777	1,808	0	1,626	70
Commercial business	0	0	0	113	0
Home equity and second mortgage	71	87	0	147	2
Other consumer	0	0	0	0	0

	$3,005	$3,359	$0	$3,327	$98

Loans with an allowance recorded:
Residential real estate	$270	$304	$47	$369	$0
Land	0	0	0	1	0
Construction	0	0	0	0	0
Commercial real estate	42	65	11	656	0
Commercial business	1,642	1,909	1,293	1,696	0
Home equity and second mortgage	80	98	0	46	0
Other consumer	0	0	0	0	0

	$2,034	$2,376	$1,351	$2,768	$0

Total:
Residential real estate	$1,411	$1,750	$47	$1,662	$26
Land	16	18	0	97	0
Construction	0	0	0	52	0
Commercial real estate	1,819	1,873	11	2,282	70
Commercial business	1,642	1,909	1,293	1,809	0
Home equity and second mortgage	151	185	0	193	2
Other consumer	0	0	0	0	0

	$5,039	$5,735	$1,351	$6,095	$98

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2013.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2013.

	Recorded Investment	Unpaid Principal Balance	Average Related Allowance	Interest Recorded Investment	Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,591	$1,869	$0	$1,508	$32
Land	120	131	0	124	0
Construction	0	0	0	173	0
Commercial real estate	1,637	1,643	0	1,410	63
Commercial business	189	209	0	38	4
Home equity and second mortgage	254	268	0	164	5
Other consumer	0	0	0	0	0

	$3,791	$4,120	$0	$3,417	$104

Loans with an allowance recorded:
Residential real estate	$449	$487	$112	$624	$2
Land	0	0	0	1	0
Construction	0	0	0	0	0
Commercial real estate	949	1,048	145	1,108	0
Commercial business	1,709	1,909	1,259	1,801	0
Home equity and second mortgage	22	22	13	47	0
Other consumer	0	0	0	0	0

	$3,129	$3,466	$1,529	$3,581	$2

Total:
Residential real estate	$2,040	$2,356	$112	$2,132	$34
Land	120	131	0	125	0
Construction	0	0	0	173	0
Commercial real estate	2,586	2,691	145	2,518	63
Commercial business	1,898	2,118	1,259	1,839	4
Home equity and second mortgage	276	290	13	211	5
Other consumer	0	0	0	0	0

	$6,920	$7,586	$1,529	$6,998	$106

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$919	$68	$987	$1,533	$180	$1,713
Land	16	0	16	120	0	120
Construction	0	0	0	0	0	0
Commercial real estate	433	0	433	1,456	0	1,456
Commercial business	1,642	0	1,642	1,898	0	1,898
Home equity and second mortgage	129	14	143	252	39	291
Other consumer	0	3	3	0	8	8

Total	$3,139	$85	$3,224	$5,259	$227	$5,486

The following table presents the aging of the recorded investment in loans at December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential real estate	$3,070	$551	$308	$3,929	$103,167	$107,096
Land	24	124	0	148	10,932	11,080
Construction	0	0	0	0	8,463	8,463
Commercial real estate	54	133	42	229	78,251	78,480
Commercial business	0	0	0	0	28,406	28,406
Home equity and second mortgage	153	23	97	273	37,852	38,125
Other consumer	263	26	3	292	34,543	34,835

Total	$3,564	$857	$450	$4,871	$301,614	$306,485

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

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance on the Company’s books as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2014:
Pass	$104,780	$7,969	$7,722	$73,204	$26,137	$37,860	$34,770	$292,442
Special mention	105	94	741	2,648	298	2	49	3,937
Substandard	1,292	3,001	0	2,195	329	134	16	6,967
Doubtful	919	16	0	433	1,642	129	0	3,139
Loss	0	0	0	0	0	0	0	0

Total	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

December 31, 2013:
Pass	$103,594	$7,096	$9,018	$71,893	$19,328	$34,693	$33,627	$279,249
Special mention	756	0	0	2,627	458	198	27	4,066
Substandard	1,625	3,144	0	690	319	126	0	5,904
Doubtful	1,533	120	0	1,456	1,898	252	0	5,259
Loss	0	0	0	0	0	0	0	0

Total	$107,508	$10,360	$9,018	$76,666	$22,003	$35,269	$33,654	$294,478

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)

Residential real estate	$492	$166	$658	$6	$508	$226	$734	$45
Commercial real estate	1,386	338	1,724	0	1,130	0	1,130	0
Commercial business	0	1,642	1,642	1,292	0	1,709	1,709	1,259
Home equity and second mortgage	22	0	22	0	24	0	24	0

Total	$1,900	$2,146	$4,046	$1,298	$1,662	$1,935	$3,597	$1,304

At December 31, 2014 and 2013, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2014:

	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(In thousands)

Commercial real estate	5	$641	$641

Total	5	$641	$641

For the TDRs listed above, the terms of modification included temporary interest-only payment periods and a temporary decrease in the borrowers’ monthly payments. There were no principal charge-offs recorded as a result of TDRs during 2014 and there was no specific allowance for loan losses related to TDRs modified during 2014 at December 31, 2014.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2013:

	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(In thousands)

Residential real estate	5	$310	$310

Total	5	$310	$310

For the TDRs listed above, the terms of modification included reduction of the stated interest rate and the extension of the maturity date. There were no principal charge-offs recorded as a result of TDRs during 2013 and there was no specific allowance for loan losses related to TDRs modified during 2013 at December 31, 2013.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the years ended December 31, 2014 and 2013. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

(5)           PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2014	2013

Land and land improvements	$3,256	$3,256
Leasehold improvements	56	56
Office buildings	10,605	10,391
Furniture, fixtures and equipment	4,867	4,620
	18,784	18,323
Less accumulated depreciation	8,576	7,976

Totals	$10,208	$10,347

Depreciation expense was $698,000 and $707,000 for the years ended December 31, 2014 and 2013, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)           FORECLOSED REAL ESTATE

At December 31, 2014 and 2013, the Bank had foreclosed real estate held for sale of $78,000 and $466,000, respectively. During the years ended December 31, 2014 and 2013, foreclosure losses in the amount of $187,000 and $354,000, respectively, were charged off to the allowance for loan losses. Losses on subsequent write-downs of foreclosed real estate were $20,000 for 2013. There were no losses on subsequent write-downs of foreclosed real estate for 2014. Net realized gains from the sale of foreclosed real estate amounted to $39,000 for 2014 and net realized losses from the sale of foreclosed real estate amounted to $31,000 for 2013. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Real estate taxes and other expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $19,000 and $84,000 in 2014 and 2013, respectively. Realized gains from the sale of foreclosed real estate are deferred when the sales are financed by the Bank and do not qualify for recognition under U.S. GAAP. There were no realized gains from the sale of foreclosed real estate deferred for 2014 or 2013. At December 31, 2014 and 2013, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $16,000 and $42,000, respectively.

(7)           GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (Hometown) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2014 or 2013.

The Company acquired core deposit intangibles totaling $747,000 in a branch acquisition in 1996 and the acquisition of Hometown in 2003. The core deposit intangibles were fully amortized prior to 2013 and no amortization expense on core deposit intangibles was recognized in 2014 or 2013.

(8)           DEPOSITS

The aggregate amount of time deposit accounts with balances of $100,000 or more was approximately $21.6 million and $25.4 million at December 31, 2014 and 2013, respectively.

At December 31, 2014, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2015	$40,704
2016	14,993
2017	11,336
2018	7,412
2019 and thereafter	1,326

Total	$75,771

The Bank held deposits of approximately $6.1 million and $7.9 million for related parties at December 31, 2014 and 2013, respectively.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(9)           RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. Information concerning borrowings under repurchase agreements is summarized as follows:

(Dollars in thousands)	2014	2013

Outstanding balance at year end	$0	$9,310
Weighted average interest rate at year end	0.00%	0.26%
Weighted average interest rate during the year	0.26%	0.25%
Average daily balance	$4,601	$11,015
Maximum month-end balance during the year	$10,617	$13,041

Debt securities underlying the agreements at December 31:
Amortized cost	$0	$13,322
Fair value	$0	$12,920

(10)         ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2014, there were no outstanding advances from the FHLB. At December 31, 2013, variable rate advances from the FHLB maturing in June 2014 totaled $5.5 million, with a weighted average rate of 0.50%.

Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2014, the carrying value of residential mortgage loans pledged as security for potential future advances was $73.5 million.

(11)         LEASE COMMITMENTS

During 2010, the Bank extended a noncancelable lease agreement for branch office space which expires in 2015. The lease was extended for an additional five-year term with annual lease payments of $19,000 beginning in April 2015.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

Total rental expense for all operating leases for each of the years ended December 31, 2014 and 2013 was $28,000 and $27,000, respectively.

(12)         INCOME TAXES

The components of income tax expense for the years ended December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013

Current	$2,027	$2,055
Deferred	285	200

Totals	$2,312	$2,255

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

The reconciliation of income tax expense for the years ended December 31, 2014 and 2013, with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2014	2013

Provision at federal statutory tax rate	$2,692	$2,496
State income tax-net of federal tax benefit	170	188
Change in state statutory tax rate	15	26
Tax-exempt interest income	(422)	(402)
Increase in cash value of life insurance	(95)	(54)
Captive insurance net premiums	(57)	0
Other	9	1

Totals	$2,312	$2,255

Effective tax rate	29.2%	30.7%

Tax laws enacted in 2013 and 2014 decrease the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

Significant components of the deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

(In thousands)	2014	2013

Deferred tax assets (liabilities):
Deferred compensation plans	$92	$102
Allowance for loan losses	1,679	1,661
Accrued early retirement	18	32
Other	157	157
Unrealized loss on securities available for sale	0	443
Deferred tax assets	1,946	2,395

Depreciation	(647)	(664)
Deferred loan fees and costs	(171)	(86)
FHLB stock dividends	(98)	(99)
Prepaid expenses	(231)	0
Unrealized gain on securities available for sale	(434)	0
Deferred tax liabilities	(1,581)	(849)

Net deferred tax asset	$365	$1,546

At December 31, 2014 and 2013, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2011 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Prior to July 1, 1996, the Bank was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2014 and 2013 include approximately $1.0 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2014 and 2013.

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

(13)         EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $344,000 and $319,000 to the plan for the years ended December 31, 2014 and 2013, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2014 and 2013 as all shares were allocated during 2008.

At December 31, 2014, the ESOP trust holds 54,620 shares of Company stock, including shares acquired on the open market, all of which have been allocated to participant accounts.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1999 and 2022. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. Deferred compensation expense for this plan was $8,000 and $11,000 for the years ended December 31, 2014 and 2013, respectively.

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

Assuming normal retirement, the benefits under the plan are paid in varying amounts between 1995 and 2036. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. Deferred compensation expense for this plan was $19,000 for both of the years ended December 31, 2014 and 2013.

(15)         STOCK-BASED COMPENSATION PLAN

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the Plan). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. As of December 31, 2014, no awards had been granted under the Plan.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. Compensation expense will be recognized ratably over the five year vesting period.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)         COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $693,000 and $1.2 million at December 31, 2014 and 2013, respectively.

The following is a summary of the commitments to extend credit at December 31, 2014 and 2013:

(In thousands)	2014	2013

Loan commitments:
Fixed rate	$351	$865
Adjustable rate	7,062	5,453

Unused lines of credit on credit cards	4,732	3,821
Undisbursed commercial and personal lines of credit	19,390	19,484
Undisbursed portion of construction loans in process	3,325	7,142
Undisbursed portion of home equity lines of credit	24,206	20,980

Total commitments to extend credit	$59,066	$57,745

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2014 or 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined) and tangible capital to adjusted total assets (as defined). Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The actual capital amounts and ratios are also presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

	Actual		Minimum For Capital Adequacy Purposes:		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:

Total capital (to risk weighted assets)	$53,545	15.80%	$27,105	8.00%	$33,881	10.00%

Tier I capital (to risk weighted assets)	$49,302	14.55%	N/A		$20,329	6.00%

Tier I capital (to adjusted total assets)	$49,302	10.59%	$18,624	4.00%	$23,280	5.00%

Tangible capital (to adjusted total assets)	$49,302	10.59%	$6,984	1.50%	N/A

As of December 31, 2013:

Total capital (to risk weighted assets)	$51,780	16.11%	$25,713	8.00%	$32,141	10.00%

Tier I capital (to risk weighted assets)	$47,751	14.86%	N/A		$19,285	6.00%

Tier I capital (to adjusted total assets)	$47,751	10.89%	$17,534	4.00%	$21,917	5.00%

Tangible capital (to adjusted total assets)	$47,751	10.89%	$6,575	1.50%	N/A

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 21) in which the fair value measurements fall at December 31, 2014 and 2013:

			Fair Value Measurements Using
(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2014:

Financial assets:
Cash and cash equivalents	$33,243	$33,243	$33,243	$0	$0
Interest-bearing time deposits	8,270	8,370	0	8,370	0
Securities available for sale	100,226	100,226	2,083	98,143	0
Securities held to maturity	6	6	0	6	0
Loans held for sale	1,608	1,641	0	1,641	0
Loans, net	300,603	301,864	0	0	301,864
FHLB stock	2,241	2,241	0	2,241	0
Accrued interest receivable	1,580	1,580	0	1,580	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	412,636	412,282	0	0	412,282
Accrued interest payable	127	127	0	127	0

December 31, 2013:

Financial assets:
Cash and cash equivalents	$11,136	$11,136	$11,136	$0	$0
Interest-bearing time deposits	4,425	4,458	0	4,458	0
Securities available for sale	108,762	108,762	3,198	105,564	0
Securities held to maturity	9	9	0	9	0
Loans held for sale	1,611	1,644	0	1,644	0
Loans, net	288,506	287,753	0	0	287,753
FHLB stock	2,820	2,820	0	2,820	0
Accrued interest receivable	1,716	1,716	0	1,716	0
Cost method investment (included in other assets)	540	540	0	540	0

Financial liabilities:
Deposits	373,830	373,883	0	0	373,883
Retail repurchase agreements	9,310	9,310	0	9,310	0
Advances from FHLB	5,500	5,500	0	5,500	0
Accrued interest payable	192	192	0	192	0

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

Investment Securities

For marketable equity securities, the fair values are based on quoted market prices. For debt securities, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FHLB stock, a restricted equity security, the carrying amount is a reasonable estimate of fair value because it is not marketable. For other cost method investments where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value.

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

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2014. The Company had no liabilities measured at fair value as of December 31, 2014.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014:

Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$32,296	$0	$32,296
Agency CMO	0	14,385	0	14,385
Agency notes and bonds	0	18,120	0	18,120
Municipal obligations	0	33,342	0	33,342
Mutual funds	2,083	0	0	2,083
Total securities available for sale	$2,083	$98,143	$0	$100,226

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,364	$1,364
Land	0	0	16	16
Commercial real estate	0	0	1,808	1,808
Commercial business	0	0	349	349
Home equity and second mortgage	0	0	151	151
Total impaired loans	$0	$0	$3,688	$3,688

Loans held for sale	$0	$1,608	$0	$1,608

Foreclosed real estate:
Residential real estate	$0	$0	$78	$78
Total foreclosed real estate	$0	$0	$78	$78

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2014 and 2013, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2014 and 2013, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 48%.

The Company recognized provisions for loan losses of $49,000 and $150,000 for the years ended December 31, 2014 and 2013, respectively, for impaired loans.

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

At December 31, 2014, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranging from 10% to 60%, with a weighted average of 40%. At December 31, 2013, the discount from appraised value ranged from 10% to 38%, with a weighted average of 20%.

The Company did not recognize any charges to write down foreclosed real estate to fair value for the year ended December 31, 2014. The Company recognized charges of $20,000 to write down foreclosed real estate to fair value for the year ended December 31, 2013.

Transfers Between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2014 and 2013. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2014 and 2013. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2014 and 2013.

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22)         PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)

	As of December 31,
	2014	2013
Assets:
Cash and cash equivalents	$309	$132
Other assets	911	670
Investment in subsidiaries	55,906	52,430

	$57,126	$53,232

Liabilities and Equity:
Accrued expenses	$5	$5
Stockholders' equity	57,121	53,227

	$57,126	$53,232

Statements of Income
(In thousands)

	Years Ended December 31,
	2014	2013

Dividend and other income	$4,120	$2,847
Other operating expenses	(376)	(253)

Income before income taxes and equity in undistributed net income of subsidiaries	3,744	2,594

Income tax benefit	145	98

Income before equity in undistributed net income of subsidiaries	3,889	2,692
Equity in undistributed net income of subsidiaries	1,705	2,382

Net income	$5,594	$5,074

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)
Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013
Operating Activities:
Net income	$5,594	$5,074
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,705)	(2,382)
Net change in other assets and liabilities	(71)	(9)
Net cash provided by operating activities	3,818	2,683

Investing Activities:
Investment in captive insurance subsidiary	(250)	0
Cost method equity investment	(171)	(540)
Net cash used in investing activities	(421)	(540)

Financing Activities:
Purchase of treasury stock	(908)	(19)
Cash dividends paid	(2,312)	(2,228)
Net cash used in financing activities	(3,220)	(2,247)

Net increase (decrease) in cash and cash equivalents	177	(104)

Cash and cash equivalents at beginning of year	132	236

Cash and cash equivalents at end of year	$309	$132

(23)         SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

	Years Ended December 31,
	2014	2013
(In thousands, except for share and per share data)
Basic and Diluted:
Earnings:
Net income attributable to First Capital, Inc.	$5,594	$5,074

Shares:
Weighted average common shares outstanding	2,755,588	2,784,690

Net income per common share attributable to First Capital, Inc., basic and diluted	$2.03	$1.82

(24)         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2014	2013

Cash payments for:
Interest	$1,209	$1,751
Income taxes	2,464	2,357

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$262	$1,149
Proceeds from sales of foreclosed real estate financed through loans	177	526

FIRST CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)         SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	(In thousands, except per share data)

Interest income	$4,502	$4,663	$4,646	$4,588
Interest expense	298	297	280	269
Net interest income	4,204	4,366	4,366	4,319
Provision for loan losses	25	90	75	0
Net interest income after provision for loan losses	4,179	4,276	4,291	4,319
Noninterest income	979	1,287	1,438	1,232
Noninterest expenses	3,299	3,349	3,591	3,843
Income before income taxes	1,859	2,214	2,138	1,708
Income tax expense	559	692	611	450

Net income	1,300	1,522	1,527	1,258
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,297	$1,518	$1,524	$1,255

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.47	$0.55	$0.56	$0.45
Diluted	$0.47	$0.55	$0.56	$0.45

2013

Interest income	$4,576	$4,554	$4,649	$4,632
Interest expense	458	440	408	347
Net interest income	4,118	4,114	4,241	4,285
Provision for loan losses	250	225	100	150
Net interest income after provision for loan losses	3,868	3,889	4,141	4,135
Noninterest income	1,162	1,188	1,211	1,079
Noninterest expenses	3,322	3,306	3,270	3,433
Income before income taxes	1,708	1,771	2,082	1,781
Income tax expense	511	557	653	534

Net income	1,197	1,214	1,429	1,247
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,194	$1,210	$1,426	$1,244

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.43	$0.43	$0.51	$0.45
Diluted	$0.43	$0.43	$0.51	$0.45