Form 10-Q
period 2015-03-31
FIRST CAPITAL INC
filed 2015-05-13
CIK 1070296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  2,760,002 shares of common stock were outstanding as of April 30, 2015.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Cash and due from banks	$10,225	$13,653
Interest bearing deposits with banks	894	865
Federal funds sold	27,451	18,725
Total cash and cash equivalents	38,570	33,243

Interest-bearing time deposits	9,015	8,270
Securities available for sale, at fair value	99,441	100,226
Securities-held to maturity	6	6
Loans, net	297,039	300,603
Loans held for sale	165	1,608
Federal Home Loan Bank stock, at cost	2,241	2,241
Foreclosed real estate	541	78
Premises and equipment	10,249	10,208
Accrued interest receivable	1,571	1,580
Cash value of life insurance	5,968	6,161
Goodwill	5,386	5,386
Other assets	2,737	3,151

Total Assets	$472,929	$472,761

LIABILITIES
Deposits:
Noninterest-bearing	$70,810	$73,042
Interest-bearing	340,420	339,594
Total deposits	411,230	412,636

Accrued interest payable	124	127
Accrued expenses and other liabilities	3,165	2,765
Total liabilities	414,519	415,528

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,183,916 shares, (3,164,416 in 2014); outstanding 2,760,002 shares, (2,740,502 in 2014)	32	32
Additional paid-in capital	24,791	24,313
Retained earnings-substantially restricted	41,119	40,229
Unearned stock compensation	(461)	0
Accumulated other comprehensive income	1,067	800
Less treasury stock, at cost - 423,914 shares	(8,253)	(8,253)
Total First Capital, Inc. stockholders' equity	58,295	57,121

Noncontrolling interest in subsidiary	115	112
Total equity	58,410	57,233

Total Liabilities and Equity	$472,929	$472,761

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$3,930	$3,838
Securities:
Taxable	262	317
Tax-exempt	246	290
Federal Home Loan Bank dividends	22	39
Federal funds sold and interest bearing deposits with banks	36	18
Total interest income	4,496	4,502
INTEREST EXPENSE
Deposits	243	289
Retail repurchase agreements	0	6
Advances from Federal Home Loan Bank	0	3
Total interest expense	243	298
Net interest income	4,253	4,204
Provision for loan losses	0	25
Net interest income after provision for loan losses	4,253	4,179
NONINTEREST INCOME
Service charges on deposit accounts	774	723
Commission income	99	78
Gain on sale of loans	308	107
Mortgage brokerage fees	13	5
Increase in cash value of life insurance	33	37
Other income	137	29
Total noninterest income	1,364	979
NONINTEREST EXPENSE
Compensation and benefits	2,010	1,835
Occupancy and equipment	311	319
Data processing	424	367
Professional fees	201	145
Advertising	69	64
Other expenses	664	569
Total noninterest expense	3,679	3,299
Income before income taxes	1,938	1,859
Income tax expense	469	559
Net Income	1,469	1,300
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$1,466	$1,297

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.53	$0.47
Diluted	$0.53	$0.47

Dividends per share on common shares	$0.21	$0.21

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net Income	$1,469	$1,300

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	439	971
Income tax expense	(172)	(382)
Other Comprehensive Income, net of tax	267	589

Comprehensive Income	1,736	1,889

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$1,733	$1,886

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2014	$32	$24,313	$36,947	$(720)	$0	$(7,345)	$112	$53,339

Net income	0	0	1,297	0	0	0	3	1,300

Other comprehensive income	0	0	0	589	0	0	0	589

Cash dividends	0	0	(585)	0	0	0	0	(585)

Balances at March 31, 2014	$32	$24,313	$37,659	$(131)	$0	$(7,345)	$115	$54,643

Balances at January 1, 2015	$32	$24,313	$40,229	$800	$0	$(8,253)	$112	$57,233

Net income	0	0	1,466	0	0	0	3	1,469

Other comprehensive income	0	0	0	267	0	0	0	267

Cash dividends	0	0	(576)	0	0	0	0	(576)

Restricted stock grants	0	478	0	0	(478)	0	0	0

Stock compensation expense	0	0	0	0	17	0	0	17

Balances at March 31, 2015	$32	$24,791	$41,119	$1,067	$(461)	$(8,253)	$115	$58,410

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$1,469	$1,300
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	176	174
Depreciation and amortization expense	171	172
Deferred income taxes	351	(30)
Stock compensation expense	17	0
Increase in cash value of life insurance	(33)	(37)
Gain on life insurance	(110)	0
Provision for loan losses	0	25
Proceeds from sales of loans	8,249	4,180
Loans originated for sale	(6,498)	(2,973)
Gain on sale of loans	(308)	(107)
Decrease in accrued interest receivable	9	118
Decrease in accrued interest payable	(3)	(25)
Net change in other assets/liabilities	648	81
Net Cash Provided By Operating Activities	4,138	2,878

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(990)	0
Proceeds from maturities and sales of interest-bearing time deposits	245	0
Purchase of securities available for sale	(7,336)	(5,872)
Proceeds from maturities of securities available for sale	5,213	4,591
Principal collected on mortgage-backed obligations	3,150	2,207
Net decrease in loans receivable	3,101	1,283
Proceeds from sale of foreclosed real estate	0	191
Purchase of premises and equipment	(212)	(221)
Net Cash Provided By Investing Activities	3,171	2,179

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,406)	9,258
Net decrease in advances from Federal Home Loan Bank	0	(5,500)
Net decrease in retail repurchase agreements	0	(478)
Dividends paid	(576)	(585)
Net Cash Provided By (Used In) Financing Activities	(1,982)	2,695

Net Increase in Cash and Cash Equivalents	5,327	7,752
Cash and cash equivalents at beginning of period	33,243	11,136
Cash and Cash Equivalents at End of Period	$38,570	$18,888

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank's operations.  First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio.  First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio.  On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust.   At March 31, 2015, this noncontrolling interest represented 0.2% ownership of the REIT.  On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (“Captive”).  The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to five other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2015, and the results of operations and the cash flows for the three months ended March 31, 2015 and 2014.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at March 31, 2015 and December 31, 2014 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2015
Securities available for sale:
Agency mortgage-backed securities	$31,857	$397	$27	$32,227
Agency CMO	12,705	83	60	12,728
Other debt securities:
Agency notes and bonds	21,226	60	5	21,281
Municipal obligations	31,904	1,263	57	33,110
Subtotal - debt securities	97,692	1,803	149	99,346

Mutual funds	95	0	0	95

Total securities available for sale	$97,787	$1,803	$149	$99,441

Securities held to maturity:
Agency mortgage-backed securities	$6	$0	$0	$6

Total securities held to maturity	$6	$0	$0	$6

December 31, 2014
Securities available for sale:
Agency mortgage-backed securities	$32,135	$240	$79	$32,296
Agency CMO	14,461	74	150	14,385
Other debt securities:
Agency notes and bonds	18,136	32	48	18,120
Municipal obligations	32,178	1,242	78	33,342
Subtotal - debt securities	96,910	1,588	355	98,143

Mutual funds	2,083	0	0	2,083

Total securities available for sale	$98,993	$1,588	$355	$100,226

Securities held to maturity:
Agency mortgage-backed securities	$6	$0	$0	$6

Total securities held to maturity	$6	$0	$0	$6

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

The amortized cost and fair value of debt securities as of March 31, 2015, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$1,074	$1,080	$0	$0
Due after one year through five years	19,274	19,405	0	0
Due after five years through ten years	20,009	20,537
Due after ten years	12,773	13,369	0	0
	53,130	54,391	0	0
Mortgage-backed securities and CMO	44,562	44,955	6	6

	$97,692	$99,346	$6	$6

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2015, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	1	$996	$3
Agency CMO	1	35	1
Agency mortgage-backed securities	1	1,165	2
Muncipal obligations	9	2,680	15

Total less than twelve months	12	4,876	21

Continuous loss position more than twelve months:
Agency notes and bonds	1	1,001	2
Agency CMO	9	6,997	59
Agency mortgage-backed securities	4	4,617	25
Muncipal obligations	5	2,353	42

Total more than twelve months	19	14,968	128

Total securities available for saleW	31	$19,844	$149

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

At March 31, 2015, the 31 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.7% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2015, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

The Company did not sell any securities during the three months ended March 31, 2015 or March 31, 2014.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below.  Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At March 31, 2015, the Company had thirteen loans on which partial charge-offs of $499,000 had been recorded.

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

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twenty calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management.  The Company’s historical loss experience is then adjusted by an overall loss factor weighting adjustment based on a qualitative analysis prepared by management and reviewed on a quarterly basis.  The overall loss factor considers changes in underwriting standards, economic conditions, changes and trends in past due and classified loans and other internal and external factors.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods.  See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of March 31, 2015 and December 31, 2014, as well as a discussion of changes in management’s allowance for loan losses methodology from 2014 to 2015.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors.  Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses:  residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans.  Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $192,000.

Loans at March 31, 2015 and December 31, 2014 consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014

Real estate mortgage loans:
Residential	$103,923	$106,679
Land	11,070	11,028
Residential construction	12,122	10,347
Commercial real estate	77,798	78,314
Commercial real estate contruction	1,307	1,422
Commercial business loans	25,004	28,282
Consumer loans:
Home equity and second mortgage loans	37,958	37,513
Automobile loans	26,144	25,274
Loans secured by savings accounts	916	1,018
Unsecured loans	3,212	3,316
Other consumer loans	5,404	5,075
Gross loans	304,858	308,268
Less undisbursed portion of loans in process	(4,698)	(3,325)

Principal loan balance	300,160	304,943

Deferred loan origination fees, net	513	506
Allowance for loan losses	(3,634)	(4,846)

Loans, net	$297,039	$300,603

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2015:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$103,923	$11,070	$8,731	$77,798	$25,004	$37,958	$35,676	$300,160

Accrued interest receivable	366	32	21	194	101	131	142	987

Net deferred loan origination fees and costs	50	5	(1)	(27)	(7)	493	0	513

Recorded investment in loans	$104,339	$11,107	$8,751	$77,965	$25,098	$38,582	$35,818	$301,660

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,415	$19	$0	$1,813	$61	$146	$0	$3,454
Collectively evaluated for impairment	102,924	11,088	8,751	76,152	25,037	38,436	35,818	298,206
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$104,339	$11,107	$8,751	$77,965	$25,098	$38,582	$35,818	$301,660

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2014:

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

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,411	$16	$0	$1,819	$1,642	$151	$0	$5,039
Collectively evaluated for impairment	105,685	11,064	8,463	76,661	26,764	37,974	34,835	301,446
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$44	$0	$0	$9	$35	$0	$0	$88
Collectively evaluated for impairment	628	197	65	1,453	204	716	283	3,546
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$672	$197	$65	$1,462	$239	$716	$283	$3,634

An analysis of the allowance for loan losses as of December 31, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$47	$0	$0	$11	$1,293	$0	$0	$1,351
Collectively evaluated for impairment	562	201	60	1,490	187	720	275	3,495
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended March 31, 2015
Beginning balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846
Provisions for loan losses	81	(4)	5	(47)	(59)	(8)	32	0
Charge-offs	(20)	0	0	0	(1,183)	(1)	(52)	(1,256)
Recoveries	2	0	0	8	1	5	28	44

Ending balance	$672	$197	$65	$1,462	$239	$716	$283	$3,634

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended March 31, 2014
Beginning balance	$811	$152	$63	$1,284	$1,446	$877	$289	$4,922
Provisions for loan losses	88	(8)	7	(8)	3	(111)	54	25
Charge-offs	(63)	0	0	0	0	(18)	(52)	(133)
Recoveries	2	0	0	0	1	154	40	197

Ending balance	$838	$144	$70	$1,276	$1,450	$902	$331	$5,011

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

At March 31, 2015 and December 31, 2014, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.6 million at March 31, 2015 and December 31, 2014.  These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors.  The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:  underwriting standards, economic conditions, past due loans and other internal and external factors.  Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at March 31, 2015 and December 31, 2014, respectively.  The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $515,000 and $520,000 at March 31, 2015 and December 31, 2014, respectively.  Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2014 to March 31, 2015.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.  The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $642,000 and $664,000 at March 31, 2015 and December 31, 2014, respectively.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2015 and for the three months ended March 31, 2015 and 2014.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2015 and 2014.

	At March 31, 2015			Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,205	$1,537	$0	$1,245	$5	$1,482	$10
Land	19	21	0	18	0	119	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,774	1,808	0	1,781	19	1,715	17
Commercial business	26	26	0	13	0	189	0
Home equity/2nd mortgage	66	83	0	69	0	226	1
Other consumer	0	0	0	0	0	0	0

	3,090	3,475	0	3,126	24	3,731	28

Loans with an allowance recorded:
Residential	210	245	44	240	0	357	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	39	63	9	41	0	940	0
Commercial business	35	35	35	839	0	1,709	0
Home equity/2nd mortgage	80	98	0	80	0	18	0
Other consumer	0	0	0	0	0	0	0

	364	441	88	1,200	0	3,024	0

Total:
Residential	1,415	1,782	44	1,485	5	1,839	10
Land	19	21	0	18	0	119	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,813	1,871	9	1,822	19	2,655	17
Commercial business	61	61	35	852	0	1,898	0
Home equity/2nd mortgage	146	181	0	149	0	244	1
Other consumer	0	0	0	0	0	0	0

	$3,454	$3,916	$88	$4,326	$24	$6,755	$28

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,141	$1,446	$0
Land	16	18	0
Construction	0	0	0
Commercial real estate	1,777	1,808	0
Commercial business	0	0	0
Home equity/2nd mortgage	71	87	0
Other consumer	0	0	0

	3,005	3,359	0

Loans with an allowance recorded:
Residential	270	304	47
Land	0	0	0
Construction	0	0	0
Commercial real estate	42	65	11
Commercial business	1,642	1,909	1,293
Home equity/2nd mortgage	80	98	0
Other consumer	0	0	0

	2,034	2,376	1,351

Total:
Residential	1,411	1,750	47
Land	16	18	0
Construction	0	0	0
Commercial real estate	1,819	1,873	11
Commercial business	1,642	1,909	1,293
Home equity/2nd mortgage	151	185	0
Other consumer	0	0	0

	$5,039	$5,735	$1,351

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$1,066	$0	$1,066	$919	$68	$987
Land	19	0	19	16	0	16
Construction	0	0	0	0	0	0
Commercial real estate	437	0	437	433	0	433
Commercial business	61	0	61	1,642	0	1,642
Home equity/2nd mortgage	126	0	126	129	14	143
Other consumer	0	32	32	0	3	3

Total	$1,709	$32	$1,741	$3,139	$85	$3,224

The following table presents the aging of the recorded investment in loans at March 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$2,544	$191	$576	$3,311	$101,028	$104,339
Land	130	0	19	149	10,958	11,107
Construction	0	0	0	0	8,751	8,751
Commercial real estate	1,970	0	52	2,022	75,943	77,965
Commercial business	5	0	61	66	25,032	25,098
Home equity/2nd mortgage	241	12	83	336	38,246	38,582
Other consumer	142	15	32	189	35,629	35,818

Total	$5,032	$218	$823	$6,073	$295,587	$301,660

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$3,070	$551	$308	$3,929	$103,167	$107,096
Land	24	124	0	148	10,932	11,080
Construction	0	0	0	0	8,463	8,463
Commercial real estate	54	133	42	229	78,251	78,480
Commercial business	0	0	0	0	28,406	28,406
Home equity/2nd mortgage	153	23	97	273	37,852	38,125
Other consumer	263	26	3	292	34,543	34,835

Total	$3,564	$857	$450	$4,871	$301,614	$306,485

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2015
Pass	$101,845	$8,050	$8,011	$73,572	$24,440	$38,359	$35,765	$290,042
Special Mention	102	93	740	1,659	268	2	37	2,901
Substandard	1,326	2,945	0	2,297	329	95	16	7,008
Doubtful	1,066	19	0	437	61	126	0	1,709
Loss	0	0	0	0	0	0	0	0

Total	$104,339	$11,107	$8,751	$77,965	$25,098	$38,582	$35,818	$301,660

December 31, 2014
Pass	$104,780	$7,969	$7,722	$73,204	$26,137	$37,860	$34,770	$292,442
Special Mention	105	94	741	2,648	298	2	49	3,937
Substandard	1,292	3,001	0	2,195	329	134	16	6,967
Doubtful	919	16	0	433	1,642	129	0	3,139
Loss	0	0	0	0	0	0	0	0

Total	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$350	$303	$653	$5	$492	$166	$658	$6
Commercial real estate	1,376	335	1,711	0	1,386	338	1,724	0
Commercial business	0	0	0	0	0	1,642	1,642	1,292
Home equity and 2nd mortgage	21	0	21	0	22	0	22	0

Total	$1,747	$638	$2,385	$5	$1,900	$2,146	$4,046	$1,298

At March 31, 2015 and December 31, 2014, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3 – continued)

There were no TDRs that were restructured during the three months ended March 31, 2015.  The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2014:

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

There were no TDRS modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2015 and 2014.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.              Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31, 2015	March 31, 2014

Basic and Diluted:	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$1,466	$1,297

Shares:
Weighted average common shares outstanding	2,740,502	2,784,088

Net income attributable to First Capital, Inc. per common share, basic and diluted	$0.53	$0.47

There were no potentially dilutive shares for the three month periods ended March 31, 2015 and 2014.

5.             Stock Option Plan

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model.  Expected volatilities are based on historical volatility of the Company's stock.  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  As of March 31, 2015, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000.  The restricted stock vests ratably over a five-year period from the grant date.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  Compensation expense related to restricted stock recognized for the three-month period ended March 31, 2015 amounted to $17,000.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5 – continued)

A summary of the Company’s nonvested restricted shares activity under the Plan as of March 31, 2015 and changes during the three-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	-	-
Granted	19,500	$24.50
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2015	19,500	$24.50

At March 31, 2015, there was $461,000 of total unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over the remaining vesting period of 4.9 years.

6.           Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash payments for:
Interest	$246	$323
Taxes	0	24

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	480	58

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2015 and December 31, 2014.  The Company had no liabilities measured at fair value as of March 31, 2015 or December 31, 2014.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2015
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$32,227	$0	$32,227
Agency CMO	0	12,728	0	12,728
Agency notes and bonds	0	21,281	0	21,281
Municipal obligations	0	33,110	0	33,110
Mutual funds	95	0	0	95
Total securities available for sale	$95	$99,346	$0	$99,441

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,371	$1,371
Land	0	0	19	19
Construction	0	0	0	0
Commercial real estate	0	0	1,804	1,804
Commercial business	0	0	26	26
Home equity and second mortgage	0	0	146	146
Total impaired loans	$0	$0	$3,366	$3,366

Loans held for sale	$0	$165	$0	$165

Foreclosed real estate:
Residential real estate	$0	$0	$61	$61
Commercial real estate	0	0	480	480
Total foreclosed real estate	$0	$0	$541	$541

December 31, 2014
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$32,296	$0	$32,296
Agency CMO	0	14,385	0	14,385
Agency notes and bonds	0	18,120	0	18,120
Municipal obligations	0	33,342	0	33,342
Mutual funds	2,083	0	0	2,083
Total securities available for sale	$2,083	$98,143	$0	$100,226

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,364	$1,364
Land	0	0	16	16
Construction	0	0	0	0
Commercial real estate	0	0	1,808	1,808
Commercial business	0	0	349	349
Home equity and second mortgage	0	0	151	151
Total impaired loans	$0	$0	$3,688	$3,688

Loans held for sale	$0	$1,608	$0	$1,608

Foreclosed real estate:
Residential real estate	$0	$0	$78	$78
Total foreclosed real estate	$0	$0	$78	$78

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At March 31, 2015 and December 31, 2014, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 48%.  The Company recognized provisions for loan losses of $35,000 and $13,000 for the three months ended March 31, 2015 and 2014, respectively, for impaired loans.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7 – continued)

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market value.  The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2 in the fair value hierarchy.

Foreclosed Real Estate.  Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral.  At March 31, 2015, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 28% to 60%, with a weighted average of 31%.  At December 31, 2014, the discount from appraised value ranged from 10% to 60%, with a weighted average of 40%.  There were no charges to write down foreclosed real estate to fair value for the three month periods ended March 31, 2015 or March 31, 2014.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2015 and 2014.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2015 and 2014.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2015 and 2014.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2015
Financial assets:
Cash and cash equivalents	$38,570	$38,570	$38,570	$0	$0
Interest-bearing time deposits	9,015	9,124	0	9,124	0
Securities available for sale	99,441	99,441	95	99,346	0
Securities held to maturity	6	6	0	6	0
Loans held for sale	165	168	0	168	0
Loans, net	297,039	299,232	0	0	299,232
FHLB stock	2,241	2,241	0	2,241	0
Accrued interest receivable	1,571	1,571	0	1,571	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	411,230	410,909	0	0	410,909
Accrued interest payable	124	124	0	124	0

December 31, 2014:
Financial assets:
Cash and cash equivalents	$33,243	$33,243	$33,243	$0	$0
Interest-bearing time deposits	8,270	8,370	0	8,370	0
Securities available for sale	100,226	100,226	2,083	98,143	0
Securities held to maturity	6	6	0	6	0
Loans held for sale	1,608	1,641	0	1,641	0
Loans, net	300,603	301,864	0	0	301,864
FHLB stock	2,241	2,241	0	2,241	0
Accrued interest receivable	1,580	1,580	0	1,580	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	412,636	412,282	0	0	412,282
Accrued interest payable	127	127	0	127	0

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

In August 2014, the FASB issued ASU No. 2014-14, Trouble Debt Restructurings by Creditors (Subtopic 310-40).  The update addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs (e.g. FHA, VA, HUD).  For public entities, the guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance.  Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in Part II of the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A.  Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2015, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition

Total assets increased $168,000 from $472.8 million at December 31, 2014 to $472.9 million at March 31, 2015.

Net loans receivable (excluding loans held for sale) decreased $3.6 million from $300.6 million at December 31, 2014 to $297.0 million at March 31, 2015.  Commercial business loans and residential mortgage loans decreased $3.3 million and $2.8 million, respectively, during the three months ended March 31, 2015 while residential construction loans and consumer loans increased $1.8 million and $1.0 million, respectively, during the period.

Securities available for sale decreased $785,000 from $100.2 million at December 31, 2014 to $99.4 million at March 31, 2015.  Purchases of $7.3 million of securities classified as available for sale were made during the three months ended March 31, 2015 and consisted of U.S. government agency notes and bonds and mortgage-backed securities.  Maturities and principal repayments of available for sale securities totaled $5.2 million and $3.1 million, respectively, during the three months ended March 31, 2015.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Cash and cash equivalents increased from $33.2 million at December 31, 2014 to $38.6 million at March 31, 2015, primarily due to an increase of $8.7 million in federal funds sold partially offset by a $3.4 million decrease in cash and due from banks.

Total deposits decreased 0.3% from $412.6 million at December 31, 2014 to $411.2 million at March 31, 2015.  Interest-bearing demand and savings accounts increased $3.6 million during the three months ended March 31, 2015 primarily due to normal fluctuations in accounts of local municipalities and current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment.  This resulted in a decrease in time deposits of $2.8 million during the period.  Noninterest-bearing checking accounts decreased by $2.2 million during the period due to normal balance fluctuations.

Total stockholders' equity attributable to the Company increased from $57.1 million at December 31, 2014 to $58.3 million at March 31, 2015 primarily due to retained net income of $890,000 and an increase of $267,000 in the net unrealized gain on securities available for sale for the three months ended March 31, 2015.  The increase in unrealized gains on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net Income for the three-month periods ended March 31, 2015 and 2014.  Net income attributable to the Company was $1.5 million ($0.53 per share) for the three months ended March 31, 2015 compared to $1.3 million ($0.47 per share) for the three months ended March 31, 2014.  The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net interest income for the three-month periods ended March 31, 2015 and 2014.  Net interest income increased $49,000 for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Total interest income decreased $6,000 for the three months ended March 31, 2015 compared to the same period in 2014.  For the three months ended March 31, 2015, the average balance of interest-earning assets and their tax-equivalent yield were $432.0 million and 4.31%, respectively.  During the same period in 2014, the average balance of those assets was $420.3 million and the tax-equivalent yield was 4.44%.  The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels.  The increase in the average balance of interest-earning assets was primarily due to increases in average balances of loans receivable and federal funds sold, which increased $10.5 million and $9.9 million, respectively, when comparing the two periods.  This was partially offset by a decrease of $12.4 million in the average balance of investment securities when comparing the same two periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Total interest expense decreased $55,000 for the three months ended March 31, 2015 compared to the same period in 2014.  The average rate paid on interest-bearing liabilities decreased from 0.36% for the three months ended March 31, 2014 to 0.29% for the same period in 2015.  The average balance of interest-bearing liabilities increased from $335.6 million for 2014 to $337.4 million for 2015 primarily due to an increase of $13.6 million in the average balance of deposits partially offset by an $11.8 million decrease in the average balance of borrowed funds.  As a result, the tax-equivalent interest rate spread decreased from 4.08% for the three-month period ended March 31, 2014 to 4.02% for the same period in 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities increased from 125.2% for 2014 to 128.0% for 2015.

Provision for loan losses.  The provision for loan losses was $25,000 for the three-month period ended March 31, 2014.  However, no provision for loan losses was recorded for the quarter ended March 31, 2015 based on management’s analysis of the allowance for loan losses and a general improvement in the Bank’s loan portfolio evidenced by a decrease in nonperforming loans from $3.2 million at December 31, 2014 to $1.7 million at March 31, 2015.  The Bank recognized net charge-offs of $1.2 million for the quarter ended March 31, 2015 compared to a net recovery $64,000 during the same period in 2014.  The net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods.

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

The allowance for loan losses was $3.6 million at March 31, 2015 and $4.8 million at December 31, 2014.  Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date.  As previously mentioned, at March 31, 2015, nonperforming loans amounted to $1.7 million compared to $3.2 million at December 31, 2014.  Included in nonperforming loans at March 31, 2015 are loans 90 days or more past due and still accruing interest of $32,000.  These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.  At March 31, 2015 and December 31, 2014, nonaccrual loans amounted to $1.7 million and $3.1 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2015 and 2014.  Noninterest income for the quarter ended March 31, 2015 increased $385,000 to $1.4 million compared to $1.0 million for the quarter ended March 31, 2014.  This increase was primarily due to increases in gains on the sale of loans and other income of $201,000 and $108,000, respectively, when comparing the two periods.  The increase in the gains on the sale of loans is primarily due to an increase in the Bank’s sales activity of commercial Small Business Administration loans during 2015.  The increase in other income was primarily due to a gain on life insurance of $110,000 recognized during the quarter ended March 31, 2015.

Noninterest expense for the three-month periods ended March 31, 2015 and 2014.  Noninterest expense for the quarter ended March 31, 2015 increased $380,000 compared to the same period in 2014.  Compensation and benefits expense and other operating expenses increased $175,000 and $95,000, respectively, when comparing the two periods.  The increase in compensation and benefits expense was primarily due to the addition of staff in the commercial and residential lending areas as well as normal increases in salaries and employee benefits.  Other operating expenses increased primarily due to increases in costs associated with the maintenance and disposal of other real estate owned and community donations and sponsorships.

Income tax expense.  Income tax expense for the three-month period ended March 31, 2015 was $469,000, for an effective tax rate of 24.2%, compared to $559,000, for an effective tax rate of 30.1%, for the same period in 2014.  The decrease in effective tax rates is primarily due to the tax effect of the Company’s formation of a captive insurance subsidiary in September 2014.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2015, the Bank had cash and cash equivalents of $38.6 million and securities available-for-sale with a fair value of $99.4 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family and commercial real estate mortgage loans and, to a lesser extent, consumer, multi-family, commercial business and residential construction loans.  The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  As of March 31, 2015, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 11.0%, 14.9%, 14.9% and 16.0%, respectively.  The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively.  At March 31, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $309,000 at March 31, 2015.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

For the three months ended March 31, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2015 and December 31, 2014 financial information:

	At March 31, 2015			At December 31, 2014
Immediate Change	One Year Horizon			One Year Horizon
in the Level	Dollar	Percent		Dollar	Percent
of Interest Rates	Change	Change		Change	Change
	(Dollars in thousands)
300bp	$(133)	(0.79	) %	$(193)	(1.08	) %
200bp	230	1.35		192	1.08
100bp	269	1.58		241	1.35
Static	0	0		0	0
(100)bp	(383)	(2.25)		(367)	(2.05)

At March 31, 2015 and December 31, 2014, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  Alternatively, an immediate and sustained decrease in rates of 1.00% or an immediate and sustained increase in rates of 3.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2015 and December 31, 2014 financial information:

	At March 31, 2015
Immediate Change	Economic Value of Equity				Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent		Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change		EVE Ratio	Change

300bp	$60,191	$(10,846)	(15.27	) %	13.67%	(139	)bp
200bp	67,827	(3,210)	(4.52)		15.06	0	bp
100bp	72,774	1,737	2.45		15.79	73	bp
Static	71,037	0	0		15.06	0	bp
(100)bp	66,670	(4,367)	(6.15)		13.82	(124	)bp

	At December 31, 2014
Immediate Change	Economic Value of Equity				Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent		Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change		EVE Ratio	Change

300bp	$59,328	$(13,398)	(18.42	) %	13.52%	(192	)bp
200bp	67,860	(4,866)	(6.69)		15.10	(34	)bp
100bp	73,971	1,245	1.71		16.07	63	bp
Static	72,726	0	0		15.44	0	bp
(100)bp	70,498	(2,228)	(3.06)		14.58	(86	)bp

The previous tables indicate that at March 31, 2015 and December 31, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease and a 200 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceedings.  Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.  The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition or operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock.  The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.  There were no shares purchased under the stock repurchase program during the quarter ended March 31, 2015.  The maximum number of shares that may yet be purchased under the plan is 145,087.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II
OTHER INFORMATION
FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 4 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

FIRST CAPITAL, INC. (Registrant)

Dated May 13, 2015	BY:	/s/ William W. Harrod
William W. Harrod President and CEO

Dated May 13, 2015	BY:	/s/ Michael C. Frederick
Michael C. Frederick Executive Vice President, CFO and Treasurer