Form 10-Q
period 2015-06-30
FIRST CAPITAL INC
filed 2015-08-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to__________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ___	Accelerated Filer ___
	Non-accelerated Filer ___	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,759,002 shares of common stock were outstanding as of July 29, 2015.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Cash and due from banks	$8,788	$13,653
Interest bearing deposits with banks	859	865
Federal funds sold	30,000	18,725
Total cash and cash equivalents	39,647	33,243

Interest-bearing time deposits	9,515	8,270
Securities available for sale, at fair value	98,361	100,226
Securities-held to maturity	5	6
Loans, net	298,865	300,603
Loans held for sale	1,673	1,608
Federal Home Loan Bank stock, at cost	1,550	2,241
Foreclosed real estate	567	78
Premises and equipment	10,238	10,208
Accrued interest receivable	1,538	1,580
Cash value of life insurance	6,002	6,161
Goodwill	5,386	5,386
Other assets	3,577	3,151

Total Assets	$476,924	$472,761

LIABILITIES
Deposits:
Noninterest-bearing	$74,213	$73,042
Interest-bearing	342,034	339,594
Total deposits	416,247	412,636

Accrued interest payable	94	127
Accrued expenses and other liabilities	2,169	2,765
Total liabilities	418,510	415,528

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,182,916 shares, (3,164,416 in 2014); outstanding 2,759,002 shares, (2,740,502 in 2014)	32	32
Additional paid-in capital	24,766	24,313
Retained earnings-substantially restricted	41,768	40,229
Unearned stock compensation	(415)	0
Accumulated other comprehensive income	411	800
Less treasury stock, at cost - 423,914 shares	(8,253)	(8,253)
Total First Capital, Inc. stockholders' equity	58,309	57,121

Noncontrolling interest in subsidiary	105	112
Total equity	58,414	57,233

Total Liabilities and Equity	$476,924	$472,761

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$3,963	$4,036	$7,893	$7,874
Securities:
Taxable	268	303	530	620
Tax-exempt	244	274	490	564
Federal Home Loan Bank dividends	30	26	52	65
Federal funds sold and interest bearing deposits with banks	50	24	86	42
Total interest income	4,555	4,663	9,051	9,165
INTEREST EXPENSE
Deposits	239	291	482	580
Retail repurchase agreements	0	6	0	12
Advances from Federal Home Loan Bank	0	0	0	3
Total interest expense	239	297	482	595
Net interest income	4,316	4,366	8,569	8,570
Provision for loan losses	50	90	50	115
Net interest income after provision for loan losses	4,266	4,276	8,519	8,455
NONINTEREST INCOME
Service charges on deposit accounts	856	822	1,630	1,545
Commission income	85	120	184	198
Gain on sale of securities	0	54	0	54
Gain on sale of loans	178	212	486	319
Mortgage brokerage fees	33	9	46	14
Increase in cash surrender value of life insurance	34	40	67	77
Other income	28	30	165	59
Total noninterest income	1,214	1,287	2,578	2,266
NONINTEREST EXPENSE
Compensation and benefits	1,971	1,836	3,981	3,671
Occupancy and equipment	312	293	623	612
Data processing	406	397	830	764
Professional fees	380	153	581	298
Advertising	79	69	148	133
Other operating expenses	613	601	1,277	1,170
Total noninterest expense	3,761	3,349	7,440	6,648
Income before income taxes	1,719	2,214	3,657	4,073
Income tax expense	487	692	956	1,251
Net Income	1,232	1,522	2,701	2,822
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$1,228	$1,518	$2,694	$2,815

Earnings per common share attributable to First Capital, Inc.
Basic	$0.45	$0.55	$0.98	$1.02
Diluted	$0.45	$0.55	$0.98	$1.02

Dividends per share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net Income	$1,232	$1,522	$2,701	$2,822

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,073)	902	(637)	1,873
Income tax (expense) benefit	418	(354)	248	(736)
Net of tax amount	(655)	548	(389)	1,137

Less: reclassification adjustment for realized gains included in net income	0	(54)	0	(54)
Income tax expense	0	21	0	21
Net of tax amount	0	(33)	0	(33)

Other Comprehensive Income (Loss), net of tax	(655)	515	(389)	1,104

Comprehensive Income	577	2,037	2,312	3,926
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income Attributable to First Capital, Inc.	$573	$2,033	$2,305	$3,919

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2014	$32	$24,313	$36,947	$(720)	$0	$(7,345)	$112	$53,339

Net income	0	0	2,815	0	0	0	7	2,822

Other comprehensive income	0	0	0	1,104	0	0	0	1,104

Cash dividends	0	0	(1,160)	0	0	0	(14)	(1,174)

Purchase of treasury shares	0	0	0	0	0	(844)	0	(844)

Balances at June 30, 2014	$32	$24,313	$38,602	$384	$0	$(8,189)	$105	$55,247

Balances at January 1, 2015	$32	$24,313	$40,229	$800	$0	$(8,253)	$112	$57,233

Net income	0	0	2,694	0	0	0	7	2,701

Other comprehensive loss	0	0	0	(389)	0	0	0	(389)

Cash dividends	0	0	(1,155)	0	0	0	(14)	(1,169)

Restricted stock grants, net of forfeitures	0	453	0	0	(453)	0	0	0

Stock compensation expense	0	0	0	0	38	0	0	38

Balances at June 30, 2015	$32	$24,766	$41,768	$411	$(415)	$(8,253)	$105	$58,414

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$2,701	$2,822
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	349	347
Depreciation and amortization expense	349	348
Deferred income taxes	263	(65)
Stock compensation expense	38	0
Increase in cash value of life insurance	(67)	(77)
Gain on life insurance	(110)	0
Gain on sale of securities	0	(54)
Provision for loan losses	50	115
Proceeds from sales of loans	16,586	12,656
Loans originated for sale	(16,165)	(14,550)
Gain on sale of loans	(486)	(319)
Decrease in accrued interest receivable	42	165
Decrease in accrued interest payable	(33)	(37)
Net change in other assets/liabilities	(735)	(592)
Net Cash Provided By Operating Activities	2,782	759

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(1,490)	(1,475)
Proceeds from maturities and sales of interest-bearing time deposits	245	0
Purchase of securities available for sale	(15,366)	(15,469)
Proceeds from maturities of securities available for sale	10,264	10,923
Proceeds from sales of securities available for sale	0	2,612
Principal collected on mortgage-backed obligations	6,016	4,892
Net (increase) decrease in loans receivable	1,125	(9,564)
Proceeds from redemption of Federal Home Loan Bank stock	691	0
Proceeds from sale of foreclosed real estate	74	375
Purchase of premises and equipment	(379)	(473)
Net Cash Provided By Investing Activities	1,180	(8,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,611	12,923
Net decrease in advances from Federal Home Loan Bank	0	(500)
Net increase in retail repurchase agreements	0	1,307
Purchase of treasury stock	0	(844)
Dividends paid	(1,169)	(1,174)
Net Cash Provided By (Used In) Financing Activities	2,442	11,712

Net Increase in Cash and Cash Equivalents	6,404	4,292
Cash and cash equivalents at beginning of period	33,243	11,136
Cash and Cash Equivalents at End of Period	$39,647	$15,428

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank's operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At June 30, 2015, this noncontrolling interest represented 0.2% ownership of the REIT. On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (“Captive”). The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to five other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2015, and the results of operations for the three months and six months ended June 30, 2015 and 2014 and the cash flows for the six months ended June 30, 2015 and 2014. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

2.            Proposed Merger

On June 4, 2015, the Company and Peoples Bancorp, Inc. of Bullitt County (“Peoples”) entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which Peoples will merge with and into the Company, with the Company as the surviving corporation. Subsequent to the merger, The Peoples Bank of Bullitt County, a wholly-owned subsidiary of Peoples, will merge with and into the Bank, with the Bank as the surviving bank.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The Agreement provides that shareholders of Peoples may elect to receive either 382.83 shares of Company common stock or $9,475 in cash for each share of Peoples common stock owned, subject to proration provisions specified in the Agreement that provide for a targeted aggregate mix of total consideration of 50% common stock and 50% cash. At the effective time of the merger, the exchange ratio and cash price per share may be adjusted based on provisions in the Agreement for changes in the price of the Company’s common stock or a decrease in the consolidated net book value of Peoples. Shareholders of Peoples also may receive an additional cash payment as specified in the Agreement if Peoples sells certain specified assets prior to the effective time of the merger, or the Company sells such assets within twenty-four months after the effective time of the merger.

Subject to the approval of the merger by the shareholders of both the Company and Peoples, receipt of regulatory approvals and satisfaction of other customary closing conditions, the parties anticipate completing the merger in the fourth quarter of 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.            Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2015 and December 31, 2014 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2015
Securities available for sale:
Agency mortgage-backed securities	$34,387	$154	$203	$34,338
Agency CMO	11,478	65	81	11,462
Other debt securities:
Agency notes and bonds	18,554	35	56	18,533
Municipal obligations	31,834	896	179	32,551
Subtotal - debt securities	96,253	1,150	519	96,884

Mutual funds	1,477	0	0	1,477

Total securities available for sale	$97,730	$1,150	$519	$98,361

Securities held to maturity:
Agency mortgage-backed securities	$5	$0	$0	$5

Total securities held to maturity	$5	$0	$0	$5

December 31, 2014
Securities available for sale:
Agency mortgage-backed securities	$32,135	$240	$79	$32,296
Agency CMO	14,461	74	150	14,385
Other debt securities:
Agency notes and bonds	18,136	32	48	18,120
Municipal obligations	32,178	1,242	78	33,342
Subtotal - debt securities	96,910	1,588	355	98,143

Mutual funds	2,083	0	0	2,083

Total securities available for sale	$98,993	$1,588	$355	$100,226

Securities held to maturity:
Agency mortgage-backed securities	$6	$0	$0	$6

Total securities held to maturity	$6	$0	$0	$6

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

The amortized cost and fair value of debt securities as of June 30, 2015, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$1,070	$1,074	$0	$0
Due after one year through five years	17,306	17,354	0	0
Due after five years through ten years	19,267	19,604
Due after ten years	12,745	13,052	0	0
	50,388	51,084	0	0
Mortgage-backed securities and CMO	45,865	45,800	5	5

	$96,253	$96,884	$5	$5

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2015, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	9	$7,696	$53
Agency mortgage-backed securities	22	17,893	150
Muncipal obligations	17	6,568	95

Total less than twelve months	48	32,157	298

Continuous loss position more than twelve months:
Agency notes and bonds	1	999	3
Agency CMO	9	6,594	81
Agency mortgage-backed securities	4	4,426	53
Muncipal obligations	5	2,306	84

Total more than twelve months	19	14,325	221

Total securities available for sale	67	$46,482	$519

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

At June 30, 2015, the 67 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.1% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three and six months ended June 30, 2015, the Company did not have any security sales. During the three and six months ended June 30, 2014, the Company realized gross gains on sales of available for sale municipal securities of $54,000.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2015, the Company had 11 loans on which partial charge-offs of $464,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of June 30, 2015 and December 31, 2014, as well as a discussion of changes in management’s allowance for loan losses methodology from 2014 to 2015.

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

(4 – continued)

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

At June 30, 2015, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $436,000.

Loans at June 30, 2015 and December 31, 2014 consisted of the following:

(In thousands)	June 30, 2015	December 31, 2014

Real estate mortgage loans:
Residential	$107,136	$106,679
Land	10,526	11,028
Residential construction	13,691	10,347
Commercial real estate	75,521	78,314
Commercial real estate contruction	474	1,422
Commercial business loans	24,983	28,282
Consumer loans:
Home equity and second mortgage loans	37,844	37,513
Automobile loans	27,194	25,274
Loans secured by savings accounts	920	1,018
Unsecured loans	3,445	3,316
Other consumer loans	6,007	5,075
Gross loans	307,741	308,268
Less undisbursed portion of loans in process	(5,824)	(3,325)

Principal loan balance	301,917	304,943

Deferred loan origination fees, net	548	506
Allowance for loan losses	(3,600)	(4,846)

Loans, net	$298,865	$300,603

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2015:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$107,136	$10,526	$8,341	$75,521	$24,983	$37,844	$37,566	$301,917

Accrued interest receivable	339	38	21	168	131	124	146	967

Net deferred loan origination
fees and costs	63	4	0	(37)	(7)	525	0	548

Recorded investment in loans	$107,538	$10,568	$8,362	$75,652	$25,107	$38,493	$37,712	$303,432

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,419	$20	$0	$1,800	$0	$143	$0	$3,382
Collectively evaluated for impairment	106,119	10,548	8,362	73,852	25,107	38,350	37,712	300,050
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$107,538	$10,568	$8,362	$75,652	$25,107	$38,493	$37,712	$303,432

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses as of June 30, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$75	$0	$0	$8	$0	$10	$0	$93
Collectively evaluated for impairment	559	173	51	1,661	161	638	264	3,507
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$634	$173	$51	$1,669	$161	$648	$264	$3,600

An analysis of the allowance for loan losses as of December 31, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$47	$0	$0	$11	$1,293	$0	$0	$1,351
Collectively evaluated for impairment	562	201	60	1,490	187	720	275	3,495
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2015
Beginning balance	$672	$197	$65	$1,462	$239	$716	$283	$3,634
Provisions for loan losses	(39)	(24)	(14)	204	(58)	(38)	19	50
Charge-offs	0	0	0	0	(22)	(31)	(72)	(125)
Recoveries	1	0	0	3	2	1	34	41

Ending balance	$634	$173	$51	$1,669	$161	$648	$264	$3,600

Changes in Allowance for Loan Losses for the six-months ended June 30, 2015
Beginning balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846
Provisions for loan losses	42	(28)	(9)	156	(117)	(45)	51	50
Charge-offs	(20)	0	0	0	(1,205)	(33)	(124)	(1,382)
Recoveries	3	0	0	12	3	6	62	86

Ending balance	$634	$173	$51	$1,669	$161	$648	$264	$3,600

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

At June 30, 2015 and December 31, 2014, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.4 million and $1.6 million at June 30, 2015 and December 31, 2014, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at June 30, 2015 and December 31, 2014, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $527,000 and $520,000 at June 30, 2015 and December 31, 2014, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2014 to June 30, 2015.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $532,000 and $664,000 at June 30, 2015 and December 31, 2014, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2015 and for the three months and six months ended June 30, 2015. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2015:

	At June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,122	$1,444	$0	$1,235	$5	$1,204	$10
Land	20	22	0	20	0	18	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,762	1,801	0	1,773	19	1,774	38
Commercial business	0	0	0	13	0	9	0
Home equity/2nd mortgage	63	81	0	65	0	67	1
Other consumer	0	0	0	0	0	0	0

	2,967	3,348	0	3,106	24	3,072	49

Loans with an allowance recorded:
Residential	297	335	75	254	0	259	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	38	63	8	39	0	40	0
Commercial business	0	0	0	18	0	559	0
Home equity/2nd mortgage	80	81	10	80	0	80	0
Other consumer	0	0	0	0	0	0	0

	415	479	93	391	0	938	0

Total:
Residential	1,419	1,779	75	1,489	5	1,463	10
Land	20	22	0	20	0	18	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,800	1,864	8	1,812	19	1,814	38
Commercial business	0	0	0	31	0	568	0
Home equity/2nd mortgage	143	162	10	145	0	147	1
Other consumer	0	0	0	0	0	0	0

	$3,382	$3,827	$93	$3,497	$24	$4,010	$49

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2014. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Loans with no related allowance recorded:
Residential	$1,345	$8	$1,427	$18
Land	119	0	119	0
Construction	130	0	87	0
Commercial real estate	1,525	17	1,562	34
Commercial business	94	0	126	0
Home equity/2nd mortgage	169	0	197	1
Other consumer	0	0	0	0

	3,382	25	3,518	53

Loans with an allowance recorded:
Residential	436	0	440	0
Land	3	0	2	0
Construction	0	0	0	0
Commercial real estate	1,123	0	1,065	0
Commercial business	1,726	0	1,720	0
Home equity/2nd mortgage	16	0	18	0
Other consumer	0	0	0	0

	3,304	0	3,245	0

Total:
Residential	1,781	8	1,867	18
Land	122	0	121	0
Construction	130	0	87	0
Commercial real estate	2,648	17	2,627	34
Commercial business	1,820	0	1,846	0
Home equity/2nd mortgage	185	0	215	1
Other consumer	0	0	0	0

	$6,686	$25	$6,763	$53

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$1,069	$14	$1,083	$919	$68	$987
Land	20	0	20	16	0	16
Construction	0	0	0	0	0	0
Commercial real estate	434	21	455	433	0	433
Commercial business	0	0	0	1,642	0	1,642
Home equity/2nd mortgage	122	0	122	129	14	143
Other consumer	0	19	19	0	3	3

Total	$1,645	$54	$1,699	$3,139	$85	$3,224

The following table presents the aging of the recorded investment in loans at June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$2,556	$519	$587	$3,662	$103,876	$107,538
Land	0	8	20	28	10,540	10,568
Construction	0	0	0	0	8,362	8,362
Commercial real estate	0	192	77	269	75,383	75,652
Commercial business	0	0	0	0	25,107	25,107
Home equity/2nd mortgage	124	92	3	219	38,274	38,493
Other consumer	200	25	19	244	37,468	37,712

Total	$2,880	$836	$706	$4,422	$299,010	$303,432

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
June 30, 2015
Pass	$105,401	$7,661	$8,362	$72,937	$24,264	$38,229	$37,639	$294,493
Special Mention	100	92	0	1,649	514	1	57	2,413
Substandard	968	2,795	0	632	329	141	16	4,881
Doubtful	1,069	20	0	434	0	122	0	1,645
Loss	0	0	0	0	0	0	0	0

Total	$107,538	$10,568	$8,362	$75,652	$25,107	$38,493	$37,712	$303,432

December 31, 2014
Pass	$104,780	$7,969	$7,722	$73,204	$26,137	$37,860	$34,770	$292,442
Special Mention	105	94	741	2,648	298	2	49	3,937
Substandard	1,292	3,001	0	2,195	329	134	16	6,967
Doubtful	919	16	0	433	1,642	129	0	3,139
Loss	0	0	0	0	0	0	0	0

Total	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$349	$310	$659	$3	$492	$166	$658	$6
Commercial real estate	1,367	331	1,698	0	1,386	338	1,724	0
Commercial business	0	0	0	0	0	1,642	1,642	1,292
Home equity and 2nd mortgage	21	0	21	0	22	0	22	0

Total	$1,737	$641	$2,378	$3	$1,900	$2,146	$4,046	$1,298

At June 30, 2015 and December 31, 2014, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

There were no TDRs that were restructured during the three or six months ended June 30, 2015.

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

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months and six months ended June 30, 2015 and 2014. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.             Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$1,228	$1,518	$2,694	$2,815

Shares:
Weighted average common shares outstanding	2,740,689	2,757,335	2,740,596	2,770,637

Net income attributable to First Capital, Inc. per common share, basic	$0.45	$0.55	$0.98	$1.02

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,228	$1,518	$2,694	$2,815

Shares:
Weighted average common shares outstanding	2,740,689	2,757,335	2,740,596	2,770,637
Add: Dilutive effect of restricted stock	506	0	156	0

Weighted average common shares outstanding, as adjusted	2,741,195	2,757,335	2,740,752	2,770,637

Net income attributable to First Capital, Inc. per common share, diluted	$0.45	$0.55	$0.98	$1.02

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

6.             Stock Option Plan

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2015, no stock options had been granted under the Plan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably from the grant date through July 1, 2020, with 20% of the shares vesting each year on July 1 beginning July 1, 2016. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2015 amounted to $21,000 and $38,000, respectively.

A summary of the Company’s nonvested restricted shares activity under the Plan as of June 30, 2015 and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2015	-	-
Granted	19,500	$24.50
Vested	500	24.50
Forfeited	1,000	24.50

Nonvested at June 30, 2015	18,000	$24.50

There were 500 restricted shares that vested during the six-month period ended June 30, 2015, upon the retirement of a director. The total fair value of restricted shares that vested during the six-month period ended June 30, 2015 was $13,000. At June 30, 2015, there was $415,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 5 years.

7.             Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash payments for:
Interest	$516	$632
Taxes	1,035	1,042

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	562	75

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2015 and December 31, 2014. The Company had no liabilities measured at fair value as of June 30, 2015 or December 31, 2014.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2015
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$34,338	$0	$34,338
Agency CMO	0	11,462	0	11,462
Agency notes and bonds	0	18,533	0	18,533
Municipal obligations	0	32,551	0	32,551
Mutual funds	1,477	0	0	1,477
Total securities available for sale	$1,477	$96,884	$0	$98,361

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,344	$1,344
Land	0	0	20	20
Construction	0	0	0	0
Commercial real estate	0	0	1,792	1,792
Commercial business	0	0	0	0
Home equity and second mortgage	0	0	133	133
Total impaired loans	$0	$0	$3,289	$3,289

Loans held for sale	$0	$1,673	$0	$1,673

Foreclosed real estate:
Residential real estate	$0	$0	$87	$87
Commercial real estate	0	0	480	480
Total foreclosed real estate	$0	$0	$567	$567

December 31, 2014
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$32,296	$0	$32,296
Agency CMO	0	14,385	0	14,385
Agency notes and bonds	0	18,120	0	18,120
Municipal obligations	0	33,342	0	33,342
Mutual funds	2,083	0	0	2,083
Total securities available for sale	$2,083	$98,143	$0	$100,226

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,364	$1,364
Land	0	0	16	16
Construction	0	0	0	0
Commercial real estate	0	0	1,808	1,808
Commercial business	0	0	349	349
Home equity and second mortgage	0	0	151	151
Total impaired loans	$0	$0	$3,688	$3,688

Loans held for sale	$0	$1,608	$0	$1,608

Foreclosed real estate:
Residential real estate	$0	$0	$78	$78
Total foreclosed real estate	$0	$0	$78	$78

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2015 and December 31, 2014, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 20%. The Company recognized provisions for loan losses of $82,000 and $21,000 for the six months ended June 30, 2015 and 2014, respectively, for impaired loans. The Company recognized provisions for loan losses of $47,000 and $8,000 for the three months ended June 30, 2015 and June 30, 2014, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2015, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 20% to 60%, with a weighted average of 30%. At December 31, 2014, the discount from appraised value ranged from 10% to 60%, with a weighted average of 40%. There were no charges to write down foreclosed real estate recognized in income for the three months and six months ended June 30, 2015, or the three months and six months ended June 30, 2014.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2015 and 2014. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2015 and 2014. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month periods ended June 30, 2015 and 2014.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2015
Financial assets:
Cash and cash equivalents	$39,647	$39,647	$39,647	$0	$0
Interest-bearing time deposits	9,515	9,618	0	9,618	0
Securities available for sale	98,361	98,361	1,477	96,884	0
Securities held to maturity	5	5	0	5	0
Loans held for sale	1,673	1,708	0	1,708	0
Loans, net	298,865	298,602	0	0	298,602
FHLB stock	1,550	1,550	0	1,550	0
Accrued interest receivable	1,538	1,538	0	1,538	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	416,247	415,785	0	0	415,785
Accrued interest payable	94	94	0	94	0

December 31, 2014:
Financial assets:
Cash and cash equivalents	$33,243	$33,243	$33,243	$0	$0
Interest-bearing time deposits	8,270	8,370	0	8,370	0
Securities available for sale	100,226	100,226	2,083	98,143	0
Securities held to maturity	6	6	0	6	0
Loans held for sale	1,608	1,641	0	1,641	0
Loans, net	300,603	301,864	0	0	301,864
FHLB stock	2,241	2,241	0	2,241	0
Accrued interest receivable	1,580	1,580	0	1,580	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	412,636	412,282	0	0	412,282
Accrued interest payable	127	127	0	127	0

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

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

The following is a summary of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015 the FASB affirmed its proposal to defer the effective date of ASU 2014-09 by one year, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; expected cost savings, synergies and other financial benefits from the proposed merger with Peoples Bancorp, Inc. of Bullitt County might not be realized within the expected time frames and costs or difficulties relating to integrating matters might be greater than expected; the requisite shareholder and regulatory approvals for the Peoples merger might not be obtained; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the six months ended June 30, 2015, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition

Total assets increased from $472.8 million at December 31, 2014 to $476.9 million at June 30, 2015, an increase of 0.9%.

Net loans receivable (excluding loans held for sale) decreased $1.7 million from $300.6 million at December 31, 2014 to $298.9 million at June 30, 2015. Commercial business loans and commercial real estate loans decreased $3.3 million and $2.8 million, respectively, during the six months ended June 30, 2015 while other consumer loans increased $2.9 million during the period.

Securities available for sale decreased $1.8 million from $100.2 million at December 31, 2014 to $98.4 million at June 30, 2015. Purchases of $15.4 million of securities classified as available for sale were made during the six months ended June 30, 2015 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities. Maturities and principal repayments of available for sale securities totaled $10.3 million and $6.0 million, respectively, during the six months ended June 30, 2015.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $33.2 million at December 31, 2014 to $39.6 million at June 30, 2015, primarily due to an increase of $11.3 million in federal funds sold partially offset by a $4.9 million decrease in cash and due from banks.

Total deposits increased 0.9% from $412.6 million at December 31, 2014 to $416.2 million at June 30, 2015. Interest-bearing demand and savings accounts increased $10.5 million during the six months ended June 30, 2015 primarily due to normal fluctuations in accounts of local municipalities, new accounts and current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. Time deposits decreased $8.0 million over the same six month period. Noninterest-bearing checking accounts increased by $1.2 million during the period due to normal balance fluctuations.

Total stockholders' equity attributable to the Company increased from $57.1 million at December 31, 2014 to $58.3 million at June 30, 2015 primarily due to retained net income of $1.5 million, partially offset by a net decrease of $389,000 in the net unrealized gain on securities available for sale for the six months ended June 30, 2015. The decrease in unrealized gains on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the six-month periods ended June 30, 2015 and 2014. Net income attributable to the Company was $2.7 million ($0.98 per share) for the six months ended June 30, 2015 compared to $2.8 million ($1.02 per share) for the same time period in 2014. The decrease is primarily due to an increase in noninterest expense partially offset by an increase in noninterest income.

Net income for the three-month periods ended June 30, 2015 and 2014. Net income attributable to the Company was $1.2 million ($0.45 per share) for the three months ended June 30, 2015 compared to $1.5 million ($0.55 per share) for the three months ended June 30, 2014. The decrease is primarily due to an increase in noninterest expense and a decrease in noninterest income.

Net interest income for the six-month periods ended June 30, 2015 and 2014. Net interest income decreased $1,000 for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a decrease in the interest rate spread offset by an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Total interest income decreased $114,000 for the six months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015, the average balance of interest-earning assets and their tax-equivalent yield were $439.8 million and 4.26%, respectively. During the same period in 2014, the average balance of those assets was $424.8 million and the tax-equivalent yield was 4.47%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels. The increase in the average balance of interest-earning assets was primarily due to increases in average balances of federal funds sold and loans receivable, which increased $16.7 million and $5.5 million, respectively, when comparing the two periods. This was partially offset by a decrease of $11.6 million in the average balance of investment securities when comparing the same two periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $113,000 for the six months ended June 30, 2015 compared to the same period in 2014. The average rate paid on interest-bearing liabilities decreased from 0.35% for the six months ended June 30, 2014 to 0.28% for the same period in 2015. The average balance of interest-bearing liabilities increased from $338.9 million for 2014 to $342.9 million for 2015 primarily due to an increase of $14.8 million in the average balance of interest-bearing deposits partially offset by a $10.8 million decrease in the average balance of borrowed funds. As a result, the tax-equivalent interest rate spread decreased from 4.12% for the six-month period ended June 30, 2014 to 3.98% for the same period in 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 125.4% for 2014 to 128.3% for 2015.

Net interest income for the three-month periods ended June 30, 2015 and 2014. Net interest income decreased $50,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a decrease in the interest rate spread.

Total interest income decreased $108,000 for the three months ended June 30, 2015 compared to the same period in 2014. For the three months ended June 30, 2015, the average balance of interest-earning assets and their tax-equivalent yield were $446.5 million and 4.22%, respectively. During the same period in 2014, the average balance of those assets was $429.4 million and the tax-equivalent yield was 4.49%. The decrease in yield was primarily due to the previously mentioned low rate environment and a change in asset mix. The average balance of federal funds sold increased $23.1 million while the average balance of investment securities decreased $10.9 million when comparing the two periods.

Total interest expense decreased $58,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The average balance of interest-bearing liabilities increased from $342.2 million to $348.4 million when comparing the two periods and the average rate paid on those liabilities decreased from 0.35% for the three months ended June 30, 2014 to 0.28% for the same period in 2015. As a result, the tax-equivalent interest rate spread decreased from 4.14% for the three months ended June 30, 2014 to 3.94% for the three months ended June 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 125.5% for 2014 to 128.2% for 2015.

Provision for loan losses. The provision for loan losses decreased from $115,000 for the six-month period ended June 30, 2014 to $50,000 for the same period in 2015 and from $90,000 for the three months ended June 30, 2014 to $50,000 for the three months ended June 30, 2015. The reduction in the provision was based on management’s analysis of the allowance for loan losses and a general improvement in the Bank’s loan portfolio evidenced by a decrease in nonperforming loans from $3.2 million at December 31, 2014 to $1.7 million at June 30, 2015. The Bank recognized net charge-offs of $1.3 million for the six months ended June 30, 2015 compared to a net recovery $29,000 during the same period in 2014. The net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods.

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

The allowance for loan losses was $3.6 million at June 30, 2015 and $4.8 million at December 31, 2014. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. As previously mentioned, at June 30, 2015, nonperforming loans amounted to $1.7 million compared to $3.2 million at December 31, 2014. Included in nonperforming loans at June 30, 2015 are loans 90 days or more past due and still accruing interest of $54,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2015 and December 31, 2014, nonaccrual loans amounted to $1.6 million and $3.1 million, respectively.

Noninterest income for the six-month periods ended June 30, 2015 and 2014. Noninterest income for the six months ended June 30, 2015 increased $312,000 compared to the six months ended June 30, 2014. The increase was primarily due to increases in gains on the sale of loans and other income of $167,000 and $106,000, respectively, when comparing the two periods. The increase in the gains on the sale of loans is primarily due to an increase in the Bank’s sales activity of commercial Small Business Administration loans during 2015. The increase in other income was primarily due to a gain on life insurance of $110,000 recognized during the quarter ended March 31, 2015.

Noninterest income for the three-month periods ended June 30, 2015 and 2014. Noninterest income for the quarter ended June 30, 2015 decreased $73,000 to $1.2 million compared to $1.3 million for the quarter ended June 30, 2014. The decrease was primarily due to decreases in commission income, gain on the sale of loans and gains on the sale of securities.

Noninterest expense for the six-month periods ended June 30, 2015 and 2014. Noninterest expense for the six months ended June 30, 2015 increased $792,000 compared to the same period in 2014 primarily due to increases in compensation and benefits expense and professional fees. Compensation and benefits expense increased $310,000 when comparing the two periods, primarily due to the addition of staff in the commercial and residential lending areas as well as normal increases in salaries and benefits. Professional fees increased $283,000 primarily due to fees totaling $267,000 associated with the previously announced agreement to acquire Peoples Bancorp, Inc. of Bullitt County, headquartered in Shepherdsville, Kentucky (see Note 2 to the Consolidated Financial Statements).

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended June 30, 2015 and 2014. Noninterest expense for the quarter ended June 30, 2015 increased $412,000 compared to the quarter ended June 30, 2014. Professional fees and salaries and benefits expense increased $227,000 and $135,000, respectively, when comparing the two periods.

Income tax expense. Income tax expense for the six-month period ended June 30, 2015 was $1.0 million, for an effective tax rate of 26.1%, compared to $1.3 million, for an effective tax rate of 30.7%, for the same period in 2014. For the three-month period ended June 30, 2015, income tax expense and the effective tax rate were $487,000 and 28.3%, respectively, compared to $692,000 and 31.3%, respectively, for the same period in 2014. The decrease in effective tax rates is primarily due to the tax effect of the Company’s formation of a captive insurance subsidiary in September 2014.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2015, the Bank had cash and cash equivalents of $39.6 million and securities available-for-sale with a fair value of $98.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2015, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 10.7%, 14.9%, 14.9% and 16.0%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined in the applicable OCC regulations) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $150,000 at June 30, 2015.

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

For the six months ended June 30, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2015 and December 31, 2014 financial information:

	At June 30, 2015		At December 31, 2014
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(370)	(2.14)%	$(193)	(1.08)%
200bp	61	0.35	192	1.08
100bp	179	1.04	241	1.35
Static	0	0	0	0
(100)bp	(413)	(2.39)	(367)	(2.05)

At June 30, 2015 and December 31, 2014, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% or an immediate and sustained increase in rates of 3.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2015 and December 31, 2014 financial information:

	At June 30, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$60,577	$(13,531)	(18.26)%	13.73%	(193	)bp
200bp	69,010	(5,098)	(6.88)	15.28	(38	)bp
100bp	74,861	753	1.02	16.20	54	bp
Static	74,108	0	0	15.66	0	bp
(100)bp	70,632	(3,476)	(4.69)	14.59	(107	)bp

	At December 31, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$59,328	$(13,398)	(18.42)%	13.52%	(192	)bp
200bp	67,860	(4,866)	(6.69)	15.10	(34	)bp
100bp	73,971	1,245	1.71	16.07	63	bp
Static	72,726	0	0	15.44	0	bp
(100)bp	70,498	(2,228)	(3.06)	14.58	(86	)bp

The previous tables indicate that at June 30, 2015 and December 31, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease and a 200 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.             Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that management believes would have a material adverse effect on its financial condition or operations.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended June 30, 2015. The maximum number of shares that may yet be purchased under the plan is 145,087.

Item 3.             Defaults upon Senior Securities

Not applicable.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6. Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 13, 2015	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated August 13, 2015	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer