Form 10-Q
period 2015-09-30
FIRST CAPITAL INC
filed 2015-11-13
CIK 1070296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________    to _______________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,758,586 shares of common stock were outstanding as of October 29, 2015.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Cash and due from banks	$10,121	$13,653
Interest bearing deposits with banks	855	865
Federal funds sold	13,435	18,725
Total cash and cash equivalents	24,411	33,243

Interest-bearing time deposits	11,635	8,270
Securities available for sale, at fair value	95,210	100,226
Securities-held to maturity	5	6
Loans, net	305,082	300,603
Loans held for sale	324	1,608
Federal Home Loan Bank stock, at cost	1,550	2,241
Foreclosed real estate	516	78
Premises and equipment	10,236	10,208
Accrued interest receivable	1,523	1,580
Cash value of life insurance	6,036	6,161
Goodwill	5,386	5,386
Other assets	3,305	3,151

Total Assets	$465,219	$472,761

LIABILITIES
Deposits:
Noninterest-bearing	$73,502	$73,042
Interest-bearing	329,084	339,594
Total deposits	402,586	412,636

Accrued interest payable	90	127
Accrued expenses and other liabilities	2,943	2,765
Total liabilities	405,619	415,528

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,182,916 shares, (3,164,416 in 2014); outstanding 2,758,586 shares, (2,740,502 in 2014)	32	32
Additional paid-in capital	24,766	24,313
Retained earnings-substantially restricted	42,587	40,229
Unearned stock compensation	(400)	0
Accumulated other comprehensive income	770	800
Less treasury stock, at cost - 424,330 shares (423,914 in 2014)	(8,263)	(8,253)
Total First Capital, Inc. stockholders' equity	59,492	57,121

Noncontrolling interest in subsidiary	108	112
Total equity	59,600	57,233

Total Liabilities and Equity	$465,219	$472,761

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$3,983	$4,057	$11,876	$11,931
Securities:
Taxable	267	289	797	909
Tax-exempt	243	249	733	813
Federal Home Loan Bank dividends	20	27	72	92
Federal funds sold and interest bearing deposits with banks	40	24	126	66
Total interest income	4,553	4,646	13,604	13,811
INTEREST EXPENSE
Deposits	220	278	702	858
Retail repurchase agreements	0	0	0	12
Advances from Federal Home Loan Bank	0	2	0	5
Total interest expense	220	280	702	875
Net interest income	4,333	4,366	12,902	12,936
Provision for loan losses	0	75	50	190
Net interest income after provision for loan losses	4,333	4,291	12,852	12,746
NONINTEREST INCOME
Service charges on deposit accounts	897	816	2,527	2,361
Commission income	121	237	305	435
Gain on sale of securities	0	0	0	54
Gain on sale of mortgage loans	131	180	617	499
Mortgage brokerage fees	15	15	61	29
Increase in cash surrender value of life insurance	34	35	101	112
Other income	28	155	193	214
Total noninterest income	1,226	1,438	3,804	3,704
NONINTEREST EXPENSE
Compensation and benefits	1,885	1,957	5,866	5,628
Occupancy and equipment	317	298	940	910
Data processing	441	404	1,271	1,168
Professional fees	258	138	839	436
Advertising	92	82	240	215
Other operating expenses	658	712	1,935	1,882
Total noninterest expense	3,651	3,591	11,091	10,239
Income before income taxes	1,908	2,138	5,565	6,211
Income tax expense	507	611	1,463	1,862
Net Income	1,401	1,527	4,102	4,349
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$1,398	$1,524	$4,092	$4,339

Earnings per common share attributable to First Capital, Inc.
Basic	$0.51	$0.56	$1.49	$1.57
Diluted	$0.51	$0.56	$1.49	$1.57

Dividends per share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net Income	$1,401	$1,527	$4,102	$4,349

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	588	257	(49)	2,130
Income tax (expense) benefit	(229)	(101)	19	(837)
Net of tax amount	359	156	(30)	1,293

Less: reclassification adjustment for realized gains included in net income	0	0	0	(54)
Income tax expense	0	0	0	21
Net of tax amount	0	0	0	(33)

Other Comprehensive Income (Loss), net of tax	359	156	(30)	1,260

Comprehensive Income	1,760	1,683	4,072	5,609
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$1,757	$1,680	$4,062	$5,599

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2014	$32	$24,313	$36,947	$(720)	$0	$(7,345)	$112	$53,339

Net income	0	0	4,339	0	0	0	10	4,349

Other comprehensive income	0	0	0	1,260	0	0	0	1,260

Cash dividends	0	0	(1,736)	0	0	0	(14)	(1,750)

Purchase of treasury shares	0	0	0	0	0	(908)	0	(908)

Balances at September 30, 2014	$32	$24,313	$39,550	$540	$0	$(8,253)	$108	$56,290

Balances at January 1, 2015	$32	$24,313	$40,229	$800	$0	$(8,253)	$112	$57,233

Net income	0	0	4,092	0	0	0	10	4,102

Other comprehensive loss	0	0	0	(30)	0	0	0	(30)

Cash dividends	0	0	(1,734)	0	0	0	(14)	(1,748)

Restricted stock grants, net of forfeitures	0	453	0	0	(453)	0	0	0

Stock compensation expense	0	0	0	0	53	0	0	53

Purchase of treasury shares	0	0	0	0	0	(10)	0	(10)

Balances at September 30, 2015	$32	$24,766	$42,587	$770	$(400)	$(8,263)	$108	$59,600

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$4,102	$4,349
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	516	530
Depreciation and amortization expense	533	527
Deferred income taxes	492	(116)
Stock compensation expense	53	0
Increase in cash value of life insurance	(101)	(112)
Gain on life insurance	(110)	(129)
Gain on sale of securities	0	(54)
Provision for loan losses	50	190
Proceeds from sales of loans	22,193	20,596
Loans originated for sale	(20,292)	(19,525)
Gain on sale of loans	(617)	(499)
Decrease in accrued interest receivable	57	109
Decrease in accrued interest payable	(37)	(38)
Net change in other assets/liabilities	(122)	(64)
Net Cash Provided By Operating Activities	6,717	5,764

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(3,610)	(2,210)
Proceeds from maturities and sales of interest-bearing time deposits	245	0
Purchase of securities available for sale	(20,375)	(20,657)
Proceeds from maturities of securities available for sale	15,863	16,655
Proceeds from sales of securities available for sale	0	5,669
Principal collected on mortgage-backed obligations	8,973	8,120
Net increase in loans receivable	(5,124)	(13,962)
Proceeds from redemption of Federal Home Loan Bank stock	691	0
Proceeds from sale of foreclosed real estate	157	411
Purchase of premises and equipment	(561)	(514)
Net Cash Used In Investing Activities	(3,741)	(6,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(10,050)	27,219
Net decrease in advances from Federal Home Loan Bank	0	(5,500)
Net decrease in retail repurchase agreements	0	(9,310)
Purchase of treasury stock	(10)	(908)
Dividends paid	(1,748)	(1,750)
Net Cash Provided By (Used In) Financing Activities	(11,808)	9,751

Net Increase (Decrease) in Cash and Cash Equivalents	(8,832)	9,027
Cash and cash equivalents at beginning of period	33,243	11,136
Cash and Cash Equivalents at End of Period	$24,411	$20,163

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank's operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At September 30, 2015, this noncontrolling interest represented 0.2% ownership of the REIT. On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (“Captive”). The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2015, and the results of operations for the three months and nine months ended September 30, 2015 and 2014 and the cash flows for the nine months ended September 30, 2015 and 2014. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2015 and December 31, 2014 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2015
Securities available for sale:
Agency mortgage-backed securities	$34,495	$281	$48	$34,728
Agency CMO	10,341	61	57	10,345
Other debt securities:
Agency notes and bonds	16,751	43	2	16,792
Municipal obligations	31,825	994	79	32,740
Subtotal - debt securities	93,412	1,379	186	94,605

Mutual Funds	605	0	-	605

Total Securities available for sale	$94,017	$1,379	$186	$95,210

Securities held to maturity:
Agency mortgage-backed securities	$5	$0	$0	$5

Total securities held to maturity	$5	$0	$0	$5

December 31, 2014
Securities available for sale:
Agency mortgage-backed securities	$32,135	$240	$79	$32,296
Agency CMO	14,461	74	150	14,385
Other debt securities:
Agency notes and bonds	18,136	32	48	18,120
Municipal obligations	32,178	1,242	78	33,342
Subtotal - debt securities	96,910	1,588	355	98,143

Mutual Funds	2,083	0	0	2,083

Total Securities available for sale	$98,993	$1,588	$355	$100,226

Securities held to maturity:
Agency mortgage-backed securities	$6	$0	$0	$6

Total securities held to maturity	$6	$0	$0	$6

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

The amortized cost and fair value of debt securities as of September 30, 2015, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$1,513	$1,516	$0	$0
Due after one year through five years	18,298	18,434	0	0
Due after five years through ten years	15,809	16,195
Due after ten years	12,956	13,387	0	0
	48,576	49,532	0	0

Mortgage-backed securities and CMO	44,836	45,073	5	5

	$93,412	$94,605	$5	$5

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2015, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	2	$1,398	$2
Agency mortgage-backed securities	10	7,284	22
Municipal obligations	8	3,021	31

Total less than twelve months	20	11,703	55

Continuous loss position more than twelve months:
Agency CMO	9	6,249	57
Agency mortgage-backed securities	4	4,294	26
Municipal obligations	5	2,336	48

Total more than twelve months	18	12,879	131

Total securities available for sale	38	$24,582	$186

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

At September 30, 2015, the 38 U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position, had depreciated approximately 0.8% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

During the three and nine months ended September 30, 2015, the Company did not have any security sales. During the nine months ended September 30, 2014, the Company realized gross gains on sales of available for sale municipal securities and U.S. government agency mortgage-backed securities of $66,000 and $5,000, respectively and a loss of $17,000 on the sale of mutual funds. During the three months ended September 30, 2014, the Company realized gross gains on sales of available for sale municipal securities and U.S. government agency mortgage-backed securities of $12,000 and $5,000, respectively and a loss of $17,000 on the sale of mutual funds.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2015, the Company had 12 loans on which partial charge-offs of $483,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of September 30, 2015 and December 31, 2014, as well as a discussion of changes in management’s allowance for loan losses methodology from 2014 to 2015.

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

At September 30, 2015, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $593,000.

Loans at September 30, 2015 and December 31, 2014 consisted of the following:

(In thousands)	September 30, 2015	December 31, 2014

Real estate mortgage loans:
Residential	$113,502	$106,679
Land	11,543	11,028
Residential construction	14,049	10,347
Commercial real estate	74,372	78,314
Commercial real estate contruction	304	1,422
Commercial business loans	23,164	28,282
Consumer loans:
Home equity and second mortgage loans	38,094	37,513
Automobile loans	27,496	25,274
Loans secured by savings accounts	910	1,018
Unsecured loans	3,470	3,316
Other consumer loans	6,282	5,075
Gross loans	313,186	308,268
Less undisbursed portion of loans in process	(5,179)	(3,325)

Principal loan balance	308,007	304,943

Deferred loan origination fees, net	569	506
Allowance for loan losses	(3,494)	(4,846)

Loans, net	$305,082	$300,603

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2015:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$113,502	$11,543	$9,174	$74,372	$23,164	$38,094	$38,158	$308,007

Accrued interest receivable	362	41	23	182	66	130	145	949

Net deferred loan origination
fees and costs	58	6	0	(38)	(7)	550	0	569

Recorded investment in loans	$113,922	$11,590	$9,197	$74,516	$23,223	$38,774	$38,303	$309,525

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,345	$22	$0	$1,786	$0	$141	$0	$3,294
Collectively evaluated for impairment	112,577	11,568	9,197	72,730	23,223	38,633	38,303	306,231
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$113,922	$11,590	$9,197	$74,516	$23,223	$38,774	$38,303	$309,525

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses as of September 30, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$43	$0	$0	$8	$0	$11	$0	$62
Collectively evaluated for impairment	541	161	49	1,605	185	633	258	3,432
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$584	$161	$49	$1,613	$185	$644	$258	$3,494

An analysis of the allowance for loan losses as of December 31, 2014 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$47	$0	$0	$11	$1,293	$0	$0	$1,351
Collectively evaluated for impairment	562	201	60	1,490	187	720	275	3,495
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2015
Beginning balance	$634	$173	$51	$1,669	$161	$648	$264	$3,600
Provisions for loan losses	(15)	(12)	(2)	(60)	19	26	44	0
Charge-offs	(41)	0	0	0	0	(36)	(79)	(156)
Recoveries	6	0	0	4	5	6	29	50

Ending balance	$584	$161	$49	$1,613	$185	$644	$258	$3,494

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2015
Beginning balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846
Provisions for loan losses	27	(40)	(11)	96	(97)	(20)	95	50
Charge-offs	(61)	0	0	0	(1,205)	(68)	(203)	(1,537)
Recoveries	9	0	0	16	7	12	91	135

Ending balance	$584	$161	$49	$1,613	$185	$644	$258	$3,494

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

At September 30, 2015 and December 31, 2014, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.4 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at September 30, 2015 and December 31, 2014, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $472,000 and $520,000 at September 30, 2015 and December 31, 2014, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2014 to September 30, 2015.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $444,000 and $664,000 at September 30, 2015 and December 31, 2014, respectively.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2015 and for the three months and nine months ended September 30, 2015. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2015:

	At September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,232	$1,599	$0	$1,177	$5	$1,211	$14
Land	22	25	0	21	0	19	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,748	1,790	0	1,755	19	1,768	57
Commercial business	0	0	0	0	1	7	1
Home equity/2nd mortgage	61	78	0	62	1	66	1
Other consumer	0	0	0	0	0	0	0

	3,063	3,492	0	3,015	26	3,071	73

Loans with an allowance recorded:
Residential	113	117	43	205	0	223	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	38	63	8	38	0	39	0
Commercial business	0	0	0	0	0	419	0
Home equity/2nd mortgage	80	81	11	80	0	80	0
Other consumer	0	0	0	0	0	0	0

	231	261	62	323	0	761	0

Total:
Residential	1,345	1,716	43	1,382	5	1,434	14
Land	22	25	0	21	0	19	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,786	1,853	8	1,793	19	1,807	57
Commercial business	0	0	0	0	1	426	1
Home equity/2nd mortgage	141	159	11	142	1	146	1
Other consumer	0	0	0	0	0	0	0

	$3,294	$3,753	$62	$3,338	$26	$3,832	$73

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2014. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Loans with no related allowance recorded:
Residential	$1,113	$8	$1,331	$25
Land	110	0	116	0
Construction	0	0	65	0
Commercial real estate	1,713	19	1,588	53
Commercial business	188	0	142	0
Home equity/2nd mortgage	85	0	167	2
Other consumer	0	0	0	0

	3,209	27	3,409	80

Loans with an allowance recorded:
Residential	259	0	394	0
Land	0	0	2	0
Construction	0	0	0	0
Commercial real estate	477	0	809	0
Commercial business	1,676	0	1,709	0
Home equity/2nd mortgage	48	0	38	0
Other consumer	0	0	0	0

	2,460	0	2,952	0

Total:
Residential	1,372	8	1,725	25
Land	110	0	118	0
Construction	0	0	65	0
Commercial real estate	2,190	19	2,397	53
Commercial business	1,864	0	1,851	0
Home equity/2nd mortgage	133	0	205	2
Other consumer	0	0	0	0

	$5,669	$27	$6,361	$80

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$998	$0	$998	$919	$68	$987
Land	22	0	22	16	0	16
Construction	0	0	0	0	0	0
Commercial real estate	429	0	429	433	0	433
Commercial business	0	66	66	1,642	0	1,642
Home equity/2nd mortgage	121	14	135	129	14	143
Other consumer	0	0	0	0	3	3

Total	$1,570	$80	$1,650	$3,139	$85	$3,224

The following table presents the aging of the recorded investment in loans at September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)

Residential	$2,237	$563	$431	$3,231	$110,691	$113,922
Land	57	0	22	79	11,511	11,590
Construction	0	0	0	0	9,197	9,197
Commercial real estate	235	0	55	290	74,226	74,516
Commercial business	67	6	66	139	23,084	23,223
Home equity/2nd mortgage	669	0	97	766	38,008	38,774
Other consumer	200	26	0	226	38,077	38,303

Total	$3,465	$595	$671	$4,731	$304,794	$309,525

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

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
September 30, 2015
Pass	$110,479	$8,710	$9,197	$71,833	$22,176	$38,532	$38,228	$299,155
Special Mention	1,707	91	0	1,947	501	0	60	4,306
Substandard	738	2,767	0	307	546	121	15	4,494
Doubtful	998	22	0	429	0	121	0	1,570
Loss	0	0	0	0	0	0	0	0

Total	$113,922	$11,590	$9,197	$74,516	$23,223	$38,774	$38,303	$309,525

December 31, 2014
Pass	$104,780	$7,969	$7,722	$73,204	$26,137	$37,860	$34,770	$292,442
Special Mention	105	94	741	2,648	298	2	49	3,937
Substandard	1,292	3,001	0	2,195	329	134	16	6,967
Doubtful	919	16	0	433	1,642	129	0	3,139
Loss	0	0	0	0	0	0	0	0

Total	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$347	$315	$662	$0	$492	$166	$658	$6
Commercial real estate	1,358	328	1,686	0	1,386	338	1,724	0
Commercial business	0	0	0	0	0	1,642	1,642	1,292
Home equity and 2nd mortgage	20	0	20	0	22	0	22	0

Total	$1,725	$643	$2,368	$0	$1,900	$2,146	$4,046	$1,298

At September 30, 2015 and December 31, 2014, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4 – continued)

There were no TDRs that were restructured during the three or nine months ended September 30, 2015.

The following table summarizes information in regard to TDRs that were restructured during the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance	Number of Contracts	Pre-Modification Outstanding Balance	Post-Modification Outstanding Balance
	(Dollars in thousands)			(Dollars in thousands)

Troubled debt restructurings:
Commercial real estate	1	$115	$115	4	$657	$657

Total	1	$115	$115	4	$657	$657

For the TDRs listed above, the terms of modification included a temporary decrease in the borrowers’ monthly payments. There were no principal charge-offs recorded as a result of TDRs during the three months and nine months ended September 30, 2014, and there was no specific allowance for loan losses related to TDRs modified during the three months and nine months ended September 30, 2014.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months and nine months ended September 30, 2015 and 2014. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share
	Three Months Ended		Nine Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$1,398	$1,524	$4,092	$4,339

Shares:
Weighted average common shares outstanding	2,740,631	2,741,065	2,740,608	2,760,672

Net income attributable to First Capital, Inc. per common share, basic	$0.51	$0.56	$1.49	$1.57

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,398	$1,524	$4,092	$4,339

Shares:
Weighted average common shares outstanding	2,740,631	2,741,065	2,740,608	2,760,672
Add: Dilutive effect of restricted stock	838	0	373	0

Weighted average common shares outstanding, as adjusted	2,741,469	2,741,065	2,740,981	2,760,672

Net income attributable to First Capital, Inc. per common share, diluted	$0.51	$0.56	$1.49	$1.57

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

6.	Stock Option Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The maximum aggregate number of shares of the Company’s common stock available for issuance under the Plan is 223,000 shares. The Company may grant both non-statutory and statutory (incentive) stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6 – continued)

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2015, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably from the grant date through July 1, 2020, with 20% of the shares vesting each year on July 1 beginning July 1, 2016. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2015 amounted to $15,000 and $53,000, respectively.

A summary of the Company’s nonvested restricted shares activity under the Plan as of September 30, 2015 and changes during the nine-month period then ended is presented below.

	Weighted Number of Shares	Average Grant Date Fair Value

Nonvested at January 1, 2015	-	-
Granted	19,500	$24.50
Vested	500	24.50
Forfeited	1,000	24.50

Nonvested at September 30, 2015	18,000	$24.50

There were 500 restricted shares that vested during the nine-month period ended September 30, 2015, upon the retirement of a director. The total fair value of restricted shares that vested during the nine-month period ended September 30, 2015 was $13,000. At September 30, 2015, there was $400,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.75 years.

7.	Supplemental Disclosures of Cash Flow Information
	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash payments for:
Interest	$740	$912
Taxes	1,035	1,819

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	605	188

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Fair Value Measurements

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

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets

Level 2:	Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2015 and December 31, 2014. The Company had no liabilities measured at fair value as of September 30, 2015 or December 31, 2014.

FIRST CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2015
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$34,728	$0	$34,728
Agency CMO	0	10,345	0	10,345
Agency notes and bonds	0	16,792	0	16,792
Municipal obligations	0	32,740	0	32,740
Mutual funds	605	0	0	605
Total securities available for sale	$605	$94,605	$0	$95,210

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,302	$1,302
Land	0	0	22	22
Construction	0	0	0	0
Commercial real estate	0	0	1,778	1,778
Commercial business	0	0	0	0
Home equity and second mortgage	0	0	130	130
Total impaired loans	$0	$0	$3,232	$3,232

Loans held for sale	$0	$324	$0	$324

Foreclosed real estate:
Residential real estate	$0	$0	$36	$36
Commercial real estate	0	0	480	480
Total foreclosed real estate	$0	$0	$516	$516

December 31, 2014
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$32,296	$0	$32,296
Agency CMO	0	14,385	0	14,385
Agency notes and bonds	0	18,120	0	18,120
Municipal obligations	0	33,342	0	33,342
Mutual funds	2,083	0	0	2,083
Total securities available for sale	$2,083	$98,143	$0	$100,226

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,364	$1,364
Land	0	0	16	16
Construction	0	0	0	0
Commercial real estate	0	0	1,808	1,808
Commercial business	0	0	349	349
Home equity and second mortgage	0	0	151	151
Total impaired loans	$0	$0	$3,688	$3,688

Loans held for sale	$0	$1,608	$0	$1,608

Foreclosed real estate:
Residential real estate	$0	$0	$78	$78
Total foreclosed real estate	$0	$0	$78	$78

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At September 30, 2015 and December 31, 2014, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 20%. The Company recognized provisions for loan losses of $83,000 and $37,000 for the nine months ended September 30, 2015 and 2014, respectively, for impaired loans. The Company recognized provisions for loan losses of $1,000 and $16,000 for the three months ended September 30, 2015 and 2014, respectively.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2015, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 28% to 60%, with a weighted average of 32%. At December 31, 2014, the discount from appraised value ranged from 10% to 60%, with a weighted average of 40%. There were no charges to write down foreclosed real estate recognized in income for the three months and nine months ended September 30, 2015, or the three months and nine months ended September 30, 2014.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2015 and 2014. There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2015 and 2014. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month periods ended September 30, 2015 and 2014.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2015
Financial assets:
Cash and cash equivalents	$24,411	$24,411	$24,411	$0	$0
Interest-bearing time deposits	11,635	11,766	0	11,766	0
Securities available for sale	95,210	95,210	605	94,605	0
Securities held to maturity	5	5	0	5	0
Loans held for sale	324	332	0	332	0
Loans, net	305,082	305,161	0	0	305,161
FHLB stock	1,550	1,550	0	1,550	0
Accrued interest receivable	1,523	1,523	0	1,523	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	402,586	402,255	0	0	402,255
Accrued interest payable	90	90	0	90	0

December 31, 2014:
Financial assets:
Cash and cash equivalents	$33,243	$33,243	$33,243	$0	$0
Interest-bearing time deposits	8,270	8,370	0	8,370	0
Securities available for sale	100,226	100,226	2,083	98,143	0
Securities held to maturity	6	6	0	6	0
Loans held for sale	1,608	1,641	0	1,641	0
Loans, net	300,603	301,864	0	0	301,864
FHLB stock	2,241	2,241	0	2,241	0
Accrued interest receivable	1,580	1,580	0	1,580	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	412,636	412,282	0	0	412,282
Accrued interest payable	127	127	0	127	0

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

The following is a summary of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU No. 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. The guidance eliminates the requirement for an acquirer in a business combination to retrospectively account for measurement-period adjustments. Instead, acquirers must recognize measurement-period adjustments during the reporting period in which the adjustment amounts are determined, and the effect of the adjustments on the income statement must be calculated as if the accounting had been completed at the acquisition date. In addition, the update requires an entity to present separately on the face of the income statement or in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

PART I - ITEM 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts; rather they are statements based on management’s current expectations, goals and objectives regarding its business strategies, their intended results and the Company’s future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; the potential that we do not obtain requisite shareholder and regulatory approvals for the Peoples merger; our ability to realize expected cost savings, synergies and other financial benefits from the proposed merger with Peoples Bancorp, Inc. of Bullitt County; our ability to integrate acquisitions, including the acquisition of Peoples; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the nine months ended September 30, 2015, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Condition

Total assets decreased from $472.8 million at December 31, 2014 to $465.2 million at September 30, 2015, a decrease of 1.6%.

Net loans receivable (excluding loans held for sale) increased $4.5 million from $300.6 million at December 31, 2014 to $305.1 million at September 30, 2015. Residential mortgage loans and other consumer loans increased $6.8 million and $3.5, respectively, during the nine months ended September 30, 2015 while commercial business loans and commercial real estate loans decreased $5.1 million and $3.9 million, respectively, during the period.

Securities available for sale decreased $5.0 million from $100.2 million at December 31, 2014 to $95.2 million at September 30, 2015. Purchases of $20.4 million of securities classified as available for sale were made during the nine months ended September 30, 2015 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities. Maturities and principal repayments of available for sale securities totaled $15.9 million and $9.0 million, respectively, during the nine months ended September 30, 2015.

PART I - ITEM 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $33.2 million at December 31, 2014 to $24.4 million at September 30, 2015, primarily due to decreases of $5.3 million and $3.5 million in federal funds sold and in cash and due from banks, respectively.

Total deposits decreased 2.4% from $412.6 million at December 31, 2014 to $402.6 million at September 30, 2015. Time deposits decreased $10.9 million over the nine month period as customers opted not to lock in to longer terms in the current low-rate environment. Noninterest-bearing checking accounts and interest-bearing checking and savings accounts increased $460,000 and $385,000, respectively, during the period.

Total stockholders' equity attributable to the Company increased from $57.1 million at December 31, 2014 to $59.5 million at September 30, 2015 primarily due to retained net income of $2.4 million.

Results of Operations

Net income for the nine-month periods ended September 30, 2015 and 2014. Net income attributable to the Company was $4.1 million ($1.49 per share) for the nine months ended September 30, 2015 compared to $4.3 million ($1.57 per share) for the same time period in 2014. The decrease is primarily due to an increase in noninterest expense partially offset by increases in net interest income after provision for loans losses and noninterest income.

Net income for the three-month periods ended September 30, 2015 and 2014. Net income attributable to the Company was $1.4 million ($0.51 per share) for the three months ended September 30, 2015 compared to $1.5 million ($0.56 per share) for the three months ended September 30, 2014. The decrease is primarily due to a decrease in noninterest income and an increase in professional fees related to the previously announced agreement to acquire Peoples (see Note 2 to the Consolidated Financial Statements).

Net interest income for the nine-month periods ended September 30, 2015 and 2014. Net interest income decreased $34,000 for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a decrease in the interest rate spread offset by an increase in the ratio of average interest-earning assets to average interest-bearing liabilities.

Total interest income decreased $207,000 for the nine months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015, the average balance of interest-earning assets and their tax-equivalent yield were $437.6 million and 4.29%, respectively. During the same period in 2014, the average balance of those assets was $427.9 million and the tax-equivalent yield was 4.45%. The decrease in the tax-equivalent yield was due to a decrease in yields across all asset types because the Federal Open Market Committee (FOMC) has kept interest rates near historic low levels. The increase in the average balance of interest-earning assets was primarily due to increases in average balances of federal funds sold, interest bearing deposits with banks and loans receivable, which increased $14.2 million, $4.1 million and $3.5 million, respectively, when comparing the two periods. This was partially offset by a decrease of $12.2 million in the average balance of investment securities when comparing the same two periods.

PART I - ITEM 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Total interest expense decreased $173,000 for the nine months ended September 30, 2015 compared to the same period in 2014. The average rate paid on interest-bearing liabilities decreased from 0.35% for the nine months ended September 30, 2014 to 0.28% for the same period in 2015. The average balance of interest-bearing liabilities increased from $337.6 million for 2014 to $339.6 million for 2015 primarily due to an increase of $9.7 million in the average balance of interest-bearing deposits partially offset by a $7.7 million decrease in the average balance of borrowed funds. As a result, the tax-equivalent interest rate spread decreased from 4.10% for the nine-month period ended September 30, 2014 to 4.01% for the same period in 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 126.8% for 2014 to 128.8% for 2015.

Net interest income for the three-month periods ended September 30, 2015 and 2014. Net interest income decreased $33,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a decrease in the interest rate spread.

Total interest income decreased $93,000 for the three months ended September 30, 2015 compared to the same period in 2014. For the three months ended September 30, 2015, the average balance of interest-earning assets and their tax-equivalent yield were $433.2 million and 4.34%, respectively. During the same period in 2014, the average balance of those assets was $434.1 million and the tax-equivalent yield was 4.43%. The decrease in yield was primarily due to the previously mentioned low rate environment and a change in asset mix. The average balance of federal funds sold and interest bearing deposits with banks increased $9.2 million and $3.7 million, respectively, while the average balance of investment securities decreased $13.3 million when comparing the two periods.

Total interest expense decreased $60,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The average balance of interest-bearing liabilities decreased from $335.0 million to $333.1 million when comparing the two periods and the average rate paid on those liabilities decreased from 0.33% for the three months ended September 30, 2014 to 0.26% for the same period in 2015. As a result, the tax-equivalent interest rate spread decreased from 4.10% for the three months ended September 30, 2014 to 4.08% for the three months ended September 30, 2015. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 129.6% for 2014 to 130.1% for 2015.

Provision for loan losses. The provision for loan losses decreased from $190,000 for the nine-month period ended September 30, 2014 to $50,000 for the same period in 2015. For the three months ended September 30, 2014 the provision for loan losses was $75,000. However, no provision for loan losses was recorded for the three months ended September 30, 2015. The reduction in the provision was based on management’s analysis of the allowance for loan losses and a general improvement in the Bank’s loan portfolio evidenced by a decrease in nonperforming loans from $3.2 million at December 31, 2014 to $1.7 million at September 30, 2015. The Bank recognized net charge-offs of $1.4 million for the nine months ended September 30, 2015 compared to $57,000 during the same period in 2014. The net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods.

PART I - ITEM 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable known and inherent loan losses based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans and economic conditions. Although management uses the best information available, future adjustments to the allowance may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank’s control. While the Bank maintains the allowance for loan losses at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the allowance for loan losses and that actual losses will not exceed the estimated amounts.

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

The allowance for loan losses was $3.5 million at September 30, 2015 and $4.8 million at December 31, 2014. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. As previously mentioned, at September 30, 2015, nonperforming loans amounted to $1.7 million compared to $3.2 million at December 31, 2014. Included in nonperforming loans at September 30, 2015 are loans 90 days or more past due and still accruing interest of $80,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2015 and December 31, 2014, nonaccrual loans amounted to $1.6 million and $3.1 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2015 and 2014. Noninterest income for the nine months ended September 30, 2015 increased $100,000 compared to the nine months ended September 30, 2014. The increase was primarily due to increases in service charges on deposits and gains on the sale of loans of $166,000 and $118,000, respectively, when comparing the two periods. The increase in the gains on the sale of loans is primarily due to an increase in the Bank’s sales activity of commercial Small Business Administration loans during 2015.

Noninterest income for the three-month periods ended September 30, 2015 and 2014. Noninterest income for the quarter ended September 30, 2015 decreased $212,000 to $1.2 million compared to $1.4 million for the quarter ended September 30, 2014. The decrease was primarily due to decreases in commission income and other income. The decrease in other income was primarily due to a gain on life insurance of $129,000 recognized during the quarter ended September 30, 2014.

Noninterest expense for the nine-month periods ended September 30, 2015 and 2014. Noninterest expense for the nine months ended September 30, 2015 increased $852,000 compared to the same period in 2014 primarily due to increases in professional fees and compensation and benefits expense. Compensation and benefits expense increased $238,000 when comparing the two periods, primarily due to the addition of staff in the commercial and residential lending areas as well as normal increases in salaries and benefits. Professional fees increased $403,000 primarily due to fees totaling $353,000 associated with the previously announced agreement to acquire Peoples (see Note 2 to the Consolidated Financial Statements).

PART I - ITEM 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended September 30, 2015 and 2014. Noninterest expense for the quarter ended September 30, 2015 increased $60,000 compared to the quarter ended September 30, 2014. Professional fees increased $120,000 when comparing the two periods primarily due to fees totaling $86,000 associated with the Peoples acquisition (see Note 2 to the Consolidated Financial Statements).

Income tax expense. Income tax expense for the nine-month period ended September 30, 2015 was $1.5 million, for an effective tax rate of 26.3%, compared to $1.9 million, for an effective tax rate of 30.0%, for the same period in 2014. For the three-month period ended September 30, 2015, income tax expense and the effective tax rate were $507,000 and 26.6%, respectively, compared to $611,000 and 28.6%, respectively, for the same period in 2014. The decrease in effective tax rates is primarily due to the tax effect of the Company’s formation of a captive insurance subsidiary in September 2014.

Liquidity and Capital Resources

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined in the applicable OCC regulations) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $135,000 at September 30, 2015.

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2015, the Bank had cash and cash equivalents of $24.4 million and securities available-for-sale with a fair value of $95.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2015, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 11.2%, 15.1%, 15.1% and 16.2%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2015, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2015 and December 31, 2014 financial information:

	At September 30, 2015		At December 31, 2014
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$38	0.22%	$(193)	(1.08)%
200bp	353	2.01	192	1.08
100bp	349	1.99	241	1.35
Static	0	0	0	0
(100)bp	(441)	(2.50)	(367)	(2.05)

At September 30, 2015 and December 31, 2014, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario. At September 30, 2015, an immediate and sustained increase in rates of 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario while at December 31, 2014, the same change would have resulted in a decrease.

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

PART I – ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2015 and December 31, 2014 financial information:

	At September 30, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$60,967	$(11,673)	(16.07)%	14.14%	(160	)bp
200bp	68,737	(3,903)	(5.37)	15.59	(15	)bp
100bp	74,025	1,385	1.91	16.41	67	bp
Static	72,640	0	0	15.74	0	bp
(100)bp	68,727	(3,913)	(5.39)	14.56	(118	)bp

	At December 31, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$59,328	$(13,398)	(18.42)%	13.52%	(192	)bp
200bp	67,860	(4,866)	(6.69)	15.10	(34	)bp
100bp	73,971	1,245	1.71	16.07	63	bp
Static	72,726	0	0	15.44	0	bp
(100)bp	70,498	(2,228)	(3.06)	14.58	(86	)bp

The previous tables indicate that at September 30, 2015 and December 31, 2014, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease and a 200 to 300 basis point increase in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
FIRST CAPITAL, INC.

Item 1. Legal Proceedings

Periodically, the Bank is a party to legal proceedings, mainly as a plaintiff, including as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not currently a party to any legal proceedings that management believes would have a material adverse effect on its financial condition or operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through
July 31, 2015	416	26.25	416	144,671

August 1 through
August 31, 2015	0	N/A	0	144,671

September 1 through
September 30, 2015	0	N/A	0	144,671

Total	416	26.25	416

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II
OTHER INFORMATION
FIRST CAPITAL, INC.

Item 6. Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 13, 2015	BY: /s/William W. Harrod
William W. Harrod
President and CEO

Dated November 13, 2015	BY: /s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer