Form 10-K
period 2015-12-31
FIRST CAPITAL INC
filed 2016-03-29
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __    No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $84.6 million, based upon the closing price of $27.07 per share as quoted on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2015.

The number of shares outstanding of the registrant’s common stock as of March 4, 2016 was 3,338,603.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

First Capital, Inc. (the “Company” or “First Capital”) was incorporated under Indiana law on September 11, 1998. On December 31, 1998, the Company became the holding company for First Federal Bank, A Federal Savings Bank (the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (the “MHC”), from a federal mutual holding company to a stock holding company. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank, and the Bank changed its name to First Harrison Bank. On March 20, 2003, the Company acquired Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana. On December 4, 2015, the Company acquired Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary, Peoples Bank of Bullitt County (“Peoples”), headquartered in Shepherdsville, Kentucky.

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

Market Area and Competition

The Bank considers Harrison, Floyd, Clark and Washington counties in Indiana and Bullitt County in Kentucky its primary market area. All of its offices are located in these five counties, which results in most of the Bank’s loans being made in these five counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. The Bank aggressively competes for business with local banks, as well as large regional banks. Its most direct competition for deposit and loan business comes from the commercial banks operating in these five counties. Based on data published by the FDIC, the Bank is the leader among FDIC-insured institutions in deposit market share in Harrison County, Indiana, which includes the Bank’s main office, and in Bullitt County, Kentucky, where Peoples was headquartered.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$147,933	40.32%	$106,679	34.61%	$107,029	35.65%	$108,097	37.37%	$116,338	40.84%
Land	12,962	3.53	11,028	3.58	10,309	3.43	9,607	3.32	9,910	3.48
Commercial real estate	84,493	23.03	78,314	25.40	76,496	25.48	68,731	23.76	57,680	20.25
Residential construction(2)	16,391	4.47	10,347	3.36	14,423	4.80	12,753	4.41	10,988	3.86
Commercial real estate construction	1,090	0.30	1,422	0.46	1,715	0.57	3,299	1.14	743	0.26
Total mortgage loans	262,869	71.65	207,790	67.41	209,972	69.93	202,487	70.00	195,659	68.69

Consumer Loans:
Home equity and second mortgage loans	38,476	10.49	37,513	12.17	34,815	11.60	36,962	12.78	38,641	13.57
Automobile loans	28,828	7.86	25,274	8.20	23,983	7.99	21,922	7.58	20,627	7.24
Loans secured by savings accounts	2,096	0.57	1,018	0.33	1,138	0.38	770	0.27	767	0.27
Unsecured loans	4,350	1.18	3,316	1.07	3,541	1.18	3,191	1.10	3,126	1.10
Other(3)	7,210	1.96	5,075	1.65	4,824	1.61	5,303	1.84	5,312	1.86
Total consumer loans	80,960	22.06	72,196	23.42	68,301	22.76	68,148	23.57	68,473	24.04

Commercial business loans	23,095	6.29	28,282	9.17	21,956	7.31	18,612	6.43	20,722	7.27
Total gross loans	366,924	100.00%	308,268	100.00%	300,229	100.00%	289,247	100.00%	284,854	100.00%
Less:
Due to borrowers on loans in process	4,926		3,325		7,142		4,306		4,768
Deferred loan fees net of direct costs	(583)		(506)		(341)		(202)		(143)
Allowance for loan losses	3,415		4,846		4,922		4,736		4,182
Total loans, net	$359,166		$300,603		$288,506		$280,407		$276,047

____________

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $25.7 million, or 17.4% of the residential loan portfolio at December 31, 2015. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2015, the Bank originated and funded $31.5 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2015, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $12.0 million and outstanding balances of $8.2 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $38.7 million at December 31, 2015, of which $15.7 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

A director of the Company and the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. The Bank does not grant preferential credit under this arrangement. During the year ended December 31, 2015, the Bank granted approximately $862,000 of credit to customers of the dealership and all loans purchased from the dealership had an aggregate outstanding balance of $1.3 million at December 31, 2015. At December 31, 2015, five loans purchased from the dealership were delinquent 30 days or more with an aggregate outstanding balance of $23,000. Under the terms of the agreement between Bank and the dealership, any losses from contracts purchased from the dealership are split evenly between the Bank and the dealership. No losses were recognized on contracts purchased from the dealership in 2015 or 2014.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors); while liquidation of collateral is a secondary, and often insufficient, source of repayment. The Bank has seven commercial lenders and two commercial credit analysts committed to growing commercial business loans to facilitate the changes desired in the Bank’s balance sheet. The Bank also uses an outside loan review company to review selected commercial credits on an annual basis.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$15,796	$21,158	$28,644	$34,101	$22,714	$25,520	$147,933
Commercial real estate and land loans(1)	19,939	16,484	19,196	21,291	15,206	6,429	98,545
Residential construction(2)	16,391	0	0	0	0	0	16,391
Consumer loans	19,931	21,848	8,755	14,167	13,149	3,110	80,960
Commercial business	11,792	6,170	2,623	1,644	792	74	23,095
Total gross loans	$83,849	$65,660	$59,218	$71,203	$51,861	$35,133	$366,924

____________

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2016, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$88,501	$43,636
Commercial real estate and land loans	22,997	55,609
Residential construction	0	0
Consumer loans	30,687	30,342
Commercial business	5,391	5,912
Total gross loans	$147,576	$135,499

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $7.9 million at December 31, 2015.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2015, the Bank had outstanding letters of credit of $1.3 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $583,000 of net deferred loan costs at December 31, 2015.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2015, the Bank had commitments to originate $589,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$1,648	$919	$1,533	$2,773	$2,528
Commercial real estate(2)	2,291	449	1,576	2,961	2,858
Commercial business	167	1,642	1,898	1,776	1,928
Consumer	116	129	252	73	87
Total	4,222	3,139	5,259	7,583	7,401

Accruing loans past due 90 days or more:
Residential real estate(1)	271	68	180	215	143
Commercial real estate(2)	75	0	0	0	38
Commercial business	0	0	0	0	0
Consumer	9	17	47	74	182
Total	355	85	227	289	363
Total nonperforming loans	4,577	3,224	5,486	7,872	7,764

Foreclosed real estate, net	4,890	78	466	295	661

Total nonperforming assets	$9,467	$3,302	$5,952	$8,167	$8,425

Total nonperforming loans to net loans	1.27%	1.07%	1.90%	2.81%	2.81%

Total nonperforming loans to total assets	0.64%	0.68%	1.23%	1.71%	1.77%

Total nonperforming assets to total assets	1.32%	0.70%	1.34%	1.78%	1.92%

____________

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction and land loans.

The increase in nonperforming assets from December 31, 2014 to December 31, 2015 is primarily due to the acquisition of Peoples in December 2015. At December 31, 2015, nonperforming assets acquired from Peoples included nonaccrual loans of $1.7 million, accruing loans past due 90 days or more of $346,000 and foreclosed real estate of $4.3 million.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2015. The Bank would have recorded interest income of $159,000 for the year ended December 31, 2015 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank does not forgive principal or interest on loans or modify interest rates to rates that are below market rates. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”.

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2015, TDRs totaled $2.3 million with no related allowance for loan losses on TDRs. TDRs on nonaccrual status totaling $609,000 at December 31, 2015 are included in the nonperforming loans totals above. TDRs performing according to their restructured terms and on accrual status totaled $1.7 million at December 31, 2015. See Note 5 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference, for additional information regarding TDRs.

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

At December 31, 2015, the Bank had $5.5 million in doubtful loans and $6.3 million in substandard loans. In addition, the Bank identified $9.1 million in loans as special mention loans at December 31, 2015.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2015, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2015, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 10% to 59%, with a weighted average discount of 16%.

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

At December 31, 2015, 2014 and 2013, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	5,537	3,139	5,259
Substandard	6,259	6,967	5,904
Special mention	9,082	3,937	4,066

The increase in classified assets from December 31, 2014 to December 31, 2015 is primarily due to the acquisition of Peoples in December 2015. At December 31, 2015, classified assets acquired from Peoples included loans classified as doubtful, substandard and special mention of $3.0 million, $1.9 million and $4.9 million, respectively.

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2015	2014	2013
	(Dollars in thousands)

Impaired loans with related allowance	$472	$2,034	$3,129
Impaired loans with no allowance	5,474	3,005	3,791
Total impaired loans	$5,946	$5,039	$6,920

Allowance for loan losses:
Related to impaired loans	$166	$1,351	$1,529
Related to other loans	3,249	3,495	3,393

See Note 5 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference, for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2015, the Bank had foreclosed real estate totaling $4.9 million. See Note 7 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2015, the Company’s specific allowances totaled $166,000.

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

At December 31, 2015, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.4 million. These changes we made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2015.

At December 31, 2015, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2015, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Louisville, Kentucky metropolitan area to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2015.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2015.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.30 for this component at December 31, 2015.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2015. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $457,000 at December 31, 2015.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans. The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $410,000 at December 31, 2015.

See Notes 1 and 5 in the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Allowance at beginning of period	$4,846	$4,922	$4,736	$4,182	$4,473
Provision for loan losses	50	190	725	1,525	1,825
	4,896	5,112	5,461	5,707	6,298

Recoveries:
Residential real estate	11	7	60	16	18
Commercial real estate and land	34	6	17	1	0
Commercial business	9	17	74	10	45
Consumer	144	324	202	200	248
Total recoveries	198	354	353	227	311

Charge-offs:
Residential real estate	128	140	353	418	819
Commercial real estate and land	0	0	92	108	396
Commercial business	1,205	6	20	17	333
Consumer	346	474	427	655	879
Total charge-offs	1,679	620	892	1,198	2,427
Net (charge-offs) recoveries	(1,481)	(266)	(539)	(971)	(2,116)
Balance at end of period	$3,415	$4,846	$4,922	$4,736	$4,182

Ratio of allowance to total loans outstanding at the end of the period	0.93%	1.57%	1.64%	1.64%	1.47%

Ratio of net charge-offs to average loans outstanding during the period	0.48%	0.09%	0.19%	0.35%	0.72%

The decrease in the ratio of the allowance for loan losses to total loans outstanding from 2014 to 2015 is primarily due to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods and the Peoples acquisition. Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), acquired loans are recorded at their fair value at the date of acquisition including any discount related to credit risk. As such, loans acquired from Peoples in December 2015 with a fair value of $55.7 million were initially acquired with no allowance for loan losses.

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)

Residential real estate(1)	$574	44.79%	$669	37.97%	$874	40.45%	$922	41.78%	$861	44.70%
Commercial real estate and land loans(2)	1,698	26.86	1,702	29.44	1,436	29.48	1,381	28.22	1,362	23.99
Commercial business	261	6.29	1,480	9.17	1,446	7.31	1,223	6.43	1,160	7.27
Consumer	882	22.06	995	23.42	1,116	22.76	1,210	23.57	799	24.04
Total allowance for loan losses	$3,415	100.00%	$4,846	100.00%	$4,922	100.00%	$4,736	100.00%	$4,182	100.00%

____________

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2015, securities with a market value of $216,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2015, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2015				2014				2013
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Mortgage-backed securities (3)	$4	$4	0.01	1.93%	$6	$6	0.01	1.86%	$9	$9	0.01	1.63%
	$4	$4	0.01%		$6	$6	0.01%		$9	$9	0.01%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$2,018	$2,017	1.08%	0.82%	$0	$0	0.00%	0.00%	$0	$0	0.00%	0.00%
Due after one year through five years	47,819	48,032	25.82	1.25%	9,626	9,629	9.73	0.98%	7,005	7,045	6.41	0.92%
Due after five years through ten years	31,509	31,616	17.00	1.69%	8,494	8,507	8.59	1.17%	16,460	16,857	15.33	1.41%
Due after ten years through fifteen years	3,107	3,132	1.68	2.52%	0	0	0.00	0.00%	7,449	7,692	7.00	1.73%

Mortgage-backed securities and CMOs (3)	51,341	51,549	27.72	1.90%	46,681	46,596	47.07	1.84%	38,610	38,894	35.38	1.85%

Municipal:
Due in one year or less	504	504	0.27	0.42%	121	120	0.12	5.40%	0	0	0.00	0.00%
Due after one year through five years	7,885	7,769	4.18	3.33%	6,160	6,049	6.11	3.15%	2,019	1,961	1.78	4.01%
Due after five years through ten years	14,708	14,322	7.70	4.50%	12,358	11,859	11.98	4.97%	14,065	13,841	12.59	4.83%
Due after ten years	27,742	26,932	14.48	4.39%	14,703	14,150	14.29	4.06%	19,956	20,398	18.55	4.40%

Equity securities:
Mutual funds	118	118	0.06	N/A	2,083	2,083	2.10	N/A	3,198	3,238	2.95	N/A
	$186,751	$185,991	99.99%		$100,226	$98,993	99.99%		$108,762	$109,926	99.99%

____________

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and collateralized mortgage obligations (CMOs) may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distribution of time deposits of $100,000 or more as of December 31, 2015.

Maturity Period	Amount at December 31, 2015
(Dollars in thousands)
Three months or less	$4,501
Over three through six months	4,824
Over six through 12 months	5,622
Over 12 months	13,409
Total	$28,356

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2015			2014			2013
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$125,059	19.63%	$52,017	$73,042	17.70%	$16,606	$56,436	15.10%	$(279)
NOW accounts	208,677	32.75	31,372	177,305	42.97	26,542	150,763	40.33	(3,850)
Savings accounts	144,232	22.64	66,409	77,823	18.86	9,855	67,968	18.18	7,016
Money market accounts	62,413	9.79	53,833	8,580	2.08	(2,741)	11,321	3.03	81
Fixed rate time deposits which mature:
Within one year	48,826	7.66	8,122	40,704	9.86	(1,477)	42,181	11.28	(11,192)
After one year, but within three years	37,595	5.90	11,266	26,329	6.38	(7,613)	33,942	9.08	(5,194)
After three years, but within five years	10,267	1.61	1,529	8,738	2.12	(2,373)	11,111	2.97	2,884
After five years	0	0.00	0	0	0.00	0	0	0.00	(5)
Club accounts	108	0.02	(7)	115	0.03	7	108	0.03	26
Total	$637,177	100.00%	$224,541	$412,636	100.00%	$38,806	$373,830	100.00%	$(10,513)

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2015.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)

0.00% — 0.99%	$42,378	$27,393	$5,808	$0	$75,579	78.17%
1.00% — 1.99%	3,642	8,682	4,450	0	16,774	17.35
2.00% — 2.99%	2,798	1,515	9	0	4,322	4.47
3.00% — 3.99%	0	0	0	0	0	0.00
4.00% — 4.99%	8	5	0	0	13	0.01
5.00% — 5.99%	0	0	0	0	0	0.00
6.00% — 6.99%	0	0	0	0	0	0.00
Total	$48,826	$37,595	$10,267	$0	$96,688	100.00%

Borrowings. The Bank has at times relied upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by certain first mortgage loans. The Bank also uses retail repurchase agreements as a source of borrowings.

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum balance at any month end	$0	$6,500	$5,500
Average balance	340	1,137	4,135
Period end balance	0	0	5,500
Weighted average interest rate:
At end of period	0.00%	0.00%	0.50%
During the period	0.52%	0.44%	3.65%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Maximum balance at any month end	$0	$10,617	$13,041
Average balance	0	4,601	11,015
Period end balance	0	0	9,310
Weighted average interest rate:
At end of period	0.00%	0.00%	0.26%
During the period	0.00%	0.26%	0.25%

As a result of the Peoples acquisition, the Bank obtained an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2015, the Bank had no outstanding federal funds purchased under the line of credit and the Bank had no borrowings under the federal funds purchased line of credit during 2015.

On July 31, 2015, the Company entered into a $1.0 million revolving line of credit with Stock Yards Bank & Trust Company secured by stock of the Bank held by the Company. The interest rate charged under the line of credit is the prime rate less 0.25%. The following table sets forth certain information regarding the Company’s use of the revolving line of credit for the year ended December 31, 2015.

(Dollars in thousands)

Maximum balance at any month end	$0
Average balance	62
Period end balance	0
Weighted average interest rate:
At end of period	0.00%
During the period	3.18%

Subsidiary Activities

The Bank is a subsidiary and is wholly-owned by the Company. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc., incorporated to hold a portion of the Bank's real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank acquired in connection with the acquisition of Peoples that holds and operates certain foreclosed real estate properties. On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (“Captive”). The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

Personnel

As of December 31, 2015, the Bank had 167 full-time employees and 24 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board” or “FRB”). The Bank, an insured federal savings association, is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer.

The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OCC and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision (the “OTS”) was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the FRB. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes from the former capital rules impacting the Company’s determination of risk-weighted assets include, among other things:

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

Management believes that, as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Holding Company Regulation

General. The Company is a unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the FRB and subject to FRB regulations, examination, supervision and reporting requirements. In addition, the FRB has enforcement authorities over the Company and its non-savings association subsidiaries. Among other things, that authority permits the FRB to restrict or prohibit activities that it determines to be a serious risk to the subsidiary savings association.

Activities Restrictions. Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the FRB or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those authorized by federal law, or from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the FRB considers, among other things, factors such as the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund~~s~~, the convenience and needs of the community and competitive effects.

The FRB may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Dividends. The Bank must notify the FRB thirty (30) days before declaring any dividend to the Company. The FRB’s policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the FRB has found that the acquisition will not result in control of the Company. A change in control definitively occurs upon the acquisition of 25% or more of the Company’s outstanding voting stock. Under the Change in Control Act, the FRB generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

The Company believes that, as of December 31, 2015, the Bank was “well capitalized” based on the aforementioned ratios.

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

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2015, the Bank maintained 65% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to FRB of the capital distribution if, like the Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC.

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

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls, is under common control with, or, to a certain extent, controlled by the Bank, including the Company and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

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

Assessments. Savings associations were previously required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by the Bank for the year ended December 31, 2015 totaled $134,000.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2015 of $1.6 million.

The FHLBs have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, or general economic conditions, could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2015: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2016, establish a 3% reserve ratio for aggregate transaction accounts up to $110.2 million, a 10% ratio above $110.2 million, and an exemption of $15.2 million. In October 2008, the FRB began paying interest on certain reserve balances.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives certain check reproductions, such as digital check images and copies made from that image (a “substitute check”), the same legal standing as the original paper check.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and its subsidiaries report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts, as discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company and the Bank have not been audited by the Internal Revenue Service in the past five years.

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

Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Bank is entitled to take a bad debt deduction for federal income tax purposes which is based on its current or historic net charge-offs by applying the experience reserve method for banks, as long as the Bank does not meet the definition of a “large bank”. Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. The Bank is expected to meet the definition of a “large bank” for the tax year ending December 31, 2016 as a result of the acquisition of Peoples. As such, the Bank will be required to use the specific charge-off method to compute bad debt deductions beginning in 2016 and its bad debt reserves calculated using the experience reserve method will be recaptured in taxable income over the four-year period ending December 31, 2019.

Potential Recapture of Base Year Bad Debt Reserve. The Bank’s bad debt reserve as of the base year (which is the Bank’s last taxable year beginning before January 1, 1988) is not subject to automatic recapture as long as the Bank continues to carry on the business of banking and does not make “non-dividend distributions” as discussed below. If the Bank no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Bank no longer qualifies as a bank. Such base year bad debt reserve is also subject to recapture to the extent that the Bank makes “non-dividend distributions” that are considered as made from the base year bad debt reserve. To the extent that such reserves exceed the amount that would have been allowed under the experience method (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a “non-dividend distribution,” then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the year ended December 31, 2015, Indiana imposed a 7.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 7.0% and 6.5% for the Company’s tax years ending December 31, 2016 and 2017, respectively, and will remain at 6.5% for the tax year ending December 31, 2018. The Indiana franchise tax rate will then be reduced to 6.25%, 6.00%, 5.50% and 5.00% for the Company’s tax years ending December 31, 2019, 2020, 2021 and 2022, respectively. Finally, the franchise tax rate will be reduced to 4.90% for the Company’s tax year ending December 31, 2023 and will remain 4.90% thereafter. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses is disallowed. The Company’s Indiana state income tax returns have not been audited in the past five years.

Kentucky. With the acquisition of Peoples in December 2015, the Bank is now subject to a tax on the Bank’s capital attributable to Kentucky as of January 1 each year beginning January 1, 2016. The capital stock tax on savings banks is imposed on the capital of the institution attributable to Kentucky at a rate of $1 for each $1,000 in capital. Taxable capital includes certificates of deposit, savings accounts, demand deposits, undivided profits, surplus and general reserves, less an amount equal to the market value of qualifying U.S. government securities. Because the Bank has business activity both within and without Kentucky, the amount of its capital attributable to Kentucky is determined using a three-factor apportionment formula which considers gross receipts, outstanding loan balances and payroll.

ITEM 1A. RISK FACTORS

Risks Related To Our Business.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2015, $201.6 million, or 54.9% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2015, the Bank’s commercial business loan portfolio amounted to $23.1 million, or 6.3% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2015, the Bank’s commercial real estate loan portfolio amounted to $84.5 million, or 23.0% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems and maintain cyber security insurance. However, such policies, procedures, or insurance may prove insufficient to prevent, repel, or mitigate a cyber incident. Significant interruptions to our business from technology issues could result in expensive remediation efforts and distraction of management. During the year, we experienced certain immaterial cyber-attacks or breaches and continue to invest in security and controls to prevent and mitigate future incidents. Although we have not experienced any material losses related to a technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

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

Our financial performance depends to a large extent on the business environment in our geographically concentrated five-county market area, the nearby suburban metropolitan Louisville market, the states of Indiana and Kentucky, and the U.S. as a whole. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

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

While economic conditions have shown signs of improvement through 2015, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for it to make new loans and at times has forced it to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than it has and may offer services that the Bank does not provide. Future competition will likely increase because of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon the Bank’s continued ability to compete successfully in its market area.

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Company’s common stock.

We are subject to extensive regulation, supervision and examination by the FRB and the OCC, our primary federal regulators, and the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 and will end January 1, 2019, when the full capital conservation buffer requirement will be effective.

Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

Acquisitions and the addition of branch facilities may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We acquired Peoples on December 4, 2015. We may have difficulty in integrating Peoples or other acquired companies which may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the acquisition of Peoples significantly increases the size of the Company as well as our level of nonperforming assets. The success of the acquisition will depend, in part, to our ability to reduce the level of nonperforming assets and grow the loan portfolio.

We regularly explore opportunities to establish branch facilities and acquire other banks or financial institutions. New or acquired branch facilities and other facilities may not be profitable. We may not be able to correctly identify profitable locations for new branches. The costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. It may be difficult to adequately and profitably manage growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2015.

Location	Year Opened	Net Book Value(1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,556	Owned		12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	65	Leased	(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	510	Owned		3,500

710 Main Street Palmyra, Indiana 47164	1991	1,294	Owned		6,000

9849 Highway 150 Greenville, Indiana 47124	1986	171	Owned		2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,178	Owned		4,988

4303 Charlestown Crossing New Albany, Indiana 47150	1999	685	Owned		3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,515	Owned		12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	552	Owned		4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,089	Owned		4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	848	Owned		3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	785	Owned		1,450

1612 Highway 44 East Shepherdsville, Kentucky 40165	1980	1,399	Owned		11,892

130 S. Buckman Street Shepherdsville, Kentucky 40165	1962	272	Owned		3,840

550 John Harper Highway Shepherdsville, Kentucky 40165	1999	1,064	Owned		6,648

100 S. Bardstown Road Mount Washington, Kentucky 40047	1991	749	Owned		5,169

140 S. Poplar Street Lebanon Junction, Kentucky 40150	1973	137	Owned		2,795

____________

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2020.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2015, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on the NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2015, the Company had 1,121 stockholders of record and 3,338,603 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 20 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company, which is incorporated herein by reference.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2015 and 2014 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2015
First Quarter	$24.95	$22.75	$0.21	$24.17
Second Quarter	28.25	23.51	0.21	27.07
Third Quarter	27.99	25.44	0.21	26.36
Fourth Quarter	27.37	23.08	0.21	26.10

2014
First Quarter	$21.50	$20.20	$0.21	$20.60
Second Quarter	21.20	20.00	0.21	21.11
Third Quarter	23.50	20.55	0.21	23.45
Fourth Quarter	24.77	23.00	0.21	24.34

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2015. The maximum number of shares that may yet be purchased under the plan is 144,671.

Equity Compensation Plan Information as of December 31, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	N/A	204,000
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	204,000

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)

Total assets	$715,827	$472,761	$444,384	$459,132	$438,886
Cash and cash equivalents (1)	109,174	33,243	11,136	20,411	18,923
Securities available for sale	186,751	100,226	108,762	122,973	111,440
Interest-bearing time deposits	16,655	8,270	4,425	1,400	0
Net loans	359,166	300,603	288,506	280,407	276,047
Deposits	637,177	412,636	373,830	384,343	364,374
Retail repurchase agreements	0	0	9,310	14,092	9,125
Advances from FHLB	0	0	5,500	5,100	12,350
Stockholders' equity, net of noncontrolling interest in subsidiary	74,396	57,121	53,227	52,824	50,942

	For the Year Ended
OPERATING DATA:	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Interest income	$18,713	$18,399	$18,411	$18,800	$20,273
Interest expense	1,004	1,144	1,653	2,465	3,760
Net interest income	17,709	17,255	16,758	16,335	16,513
Provision for loan losses	50	190	725	1,525	1,825
Net interest income after provision for loan losses	17,659	17,065	16,033	14,810	14,688

Noninterest income	5,124	4,936	4,640	4,537	4,051
Noninterest expense	15,608	14,082	13,331	13,853	13,211

Income before income taxes	7,175	7,919	7,342	5,494	5,528

Income tax expense	1,964	2,312	2,255	1,559	1,543

Net Income	5,211	5,607	5,087	3,935	3,985
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income Attributable to First Capital, Inc.	$5,198	$5,594	$5,074	$3,922	$3,972

PER SHARE DATA (2):
Net income - basic	$1.87	$2.03	$1.82	$1.41	$1.43
Net income - diluted	1.87	2.03	1.82	1.41	1.43
Dividends	0.84	0.84	0.80	0.76	0.76

____________

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,
	2015	2014	2013	2012	2011
Performance Ratios:

Return on assets (1)	1.06%	1.22%	1.11%	0.86%	0.90%
Return on average equity (2)	8.65%	10.09%	9.56%	7.54%	8.04%
Dividend payout ratio (3)	44.92%	41.38%	43.96%	53.90%	53.15%
Average equity to average assets	12.30%	12.08%	11.65%	11.46%	11.13%
Interest rate spread (4)	3.96%	4.06%	3.98%	3.86%	3.98%
Net interest margin (5)	4.03%	4.14%	4.07%	4.00%	4.14%
Noninterest expense to average assets	3.19%	3.07%	2.93%	3.05%	2.98%
Average interest earning assets to average interest bearing liabilities	129.61%	127.64%	124.42%	124.39%	118.79%

Regulatory Capital Ratios (Bank only):

Tier 1 leverage ratio	12.15%	10.59%	10.89%	10.00%	10.06%
Tier 1 risk-based capital ratio	15.26%	14.55%	14.86%	14.35%	16.11%
Common equity tier 1 capital ratio (6)	15.26%	N/A	N/A	N/A	N/A
Total risk-based capital ratio	16.07%	15.80%	16.11%	15.60%	17.05%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	1.27%	1.07%	1.90%	2.81%	2.81%
Nonperforming assets as a percent of total assets (8)	1.32%	0.70%	1.34%	1.78%	1.92%
Allowance for loan losses as a percent of gross loans receivable	0.93%	1.57%	1.64%	1.64%	1.47%

___________

(1)	Net income attributable to First Capital, Inc. divided by average assets.

(2)	Net income attributable to First Capital, Inc. divided by average equity.

(3)	Common stock dividends declared per share divided by net income per share.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	The common equity tier 1 capital ratio became effective January 1, 2015.

(7)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.

(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

As the holding company for the Bank, the Company conducts its business primarily through the Bank. The Bank’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting primarily of deposits, retail repurchase agreements and borrowings from the FHLB. The Bank’s net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the intended actions of the regulatory authorities.

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Many of these indicators were affected by the Peoples acquisition as one-time acquisition expenses associated with the acquisition and integration of Peoples were partially offset by increases in net interest income after provision for loan losses, noninterest income and the effect of purchase accounting adjustments. Indicators include the following:

•	Net income and earnings per share – Net income attributable to the Company was $5.2 million, or $1.87 per diluted share for 2015 compared to $5.6 million, or $2.03 per diluted share for 2014. Excluding one-time acquisition-related expenses and the effect of purchase accounting adjustments, the Company would have reported net income of $6.0 million, or $2.16 per share for 2015.

•	Return on average assets and return on average equity – Return on average assets for 2015 was 1.06% compared to 1.22% for 2014, and return on average equity for 2015 was 8.65% compared to 10.09% for 2014.

•	Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 68.4% for 2015 compared to 63.5% for 2014. This increase was primarily due to one-time costs associated with the acquisition. Excluding one-time acquisition-related expenses and the effect of purchase accounting adjustments, the efficiency ratio would have been 64.2% for 2015.

•	Asset quality – Net loan charge-offs increased from $266,000 for 2014 to $1.5 million for 2015. The increase net charge-offs recognized for 2015 primarily relates to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) increased $6.2 million from $3.3 million, or 0.70% of total assets, at December 31, 2014 to $9.5 million, or 1.32% of total assets, at December 31, 2015. The increase in nonperforming assets for 2015 is wholly attributable to the Peoples acquisition as nonperforming assets acquired from Peoples totaled $6.3 million at December 31, 2015. The allowance for loan losses was 0.93% of total loans and 74.6% of nonperforming loans at December 31, 2015 compared to 1.57% of total loans and 150.3% at December 31, 2014. Again, these ratios were negatively impacted by the Peoples acquisition as the Peoples loans, with a fair value of $55.7 million, were acquired with no allowance for loan losses in accordance with U.S. GAAP.

•	Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $24.34 at December 31, 2014 to $26.10 at December 31, 2015 and dividends of $0.84 per share, was 10.7% for 2015.

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

The Bank’s primary business strategy is attracting deposits from the general public and using those funds to originate residential mortgage loans, multi-family residential loans, commercial real estate and business loans and consumer loans. The Bank invests excess liquidity primarily in interest-bearing deposits with the FHLB and other financial institutions, federal funds sold, U.S. government and agency securities, local municipal obligations and mortgage-backed securities.

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•	Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on reducing nonperforming assets and originating high-quality commercial and consumer loans. As noted above, nonperforming assets acquired with Peoples totaled $6.3 million at December 31, 2015. A key focus of management in 2016 will be the reduction of nonperforming assets through improved collection efforts and underwriting on nonperforming loans and the sale of foreclosed real estate properties.

•	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

•	Improving profitability by expanding our product offerings to customers and investing in technology to increase the productivity and efficiency of our staff.

•	Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income. With our acquisition of Peoples in 2015, management intends to focus on growth in the loan portfolio as well as the implementation of a secondary market lending program in the Bullitt County, Kentucky market.

•	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

•	Evaluating vendor contracts for potential cost savings and efficiencies.

•	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

•	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. Our focus in 2016 will be on the integration of the Peoples customers into our bank and the enhancement and expansion of our customer relationships in this new market.

•	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company comply with U.S. GAAP and conform to general practices within the banking industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies are those policies that require management to make assumptions about matters that are highly uncertain at the time an accounting estimate is made; and different estimates that the Company reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial condition, changes in financial condition or results of operations. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under U.S. GAAP.

Significant accounting policies, including the impact of recent accounting pronouncements, are discussed in Note 1 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference. Those policies considered to be critical accounting policies are described below.

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 5 of the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2015, and there have been no material changes in the assumptions or estimation techniques compared to the prior year.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 22 and Note 23 of the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, describe the methodologies used to determine the fair value of investment securities, impaired loans, foreclosed real estate and other assets. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2015.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Net Income. Net income attributable to the Company was $5.2 million ($1.87 per share diluted; weighted average common shares outstanding of 2,783,912, as adjusted) for the year ended December 31, 2015 compared to $5.6 million ($2.03 per share diluted; weighted average common shares outstanding of 2,755,588, as adjusted) for the year ended December 31, 2014. As previously mentioned in this report, if the one-time acquisition-related expenses and the effect of purchase accounting adjustments are excluded from earnings, the Company would have reported net income of $6.0 million, or $2.16 per diluted share, for the year ended December 31, 2015.

Net Interest Income. Net interest income increased $454,000, or 2.6%, from $17.3 million for 2014 to $17.7 million for 2015 primarily due to an increase in the average balance of interest-earning assets partially offset by a decrease in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income increased $314,000 for 2015 as compared to 2014. This increase was primarily a result of the average balance of interest-earning assets increasing from $432.6 million for 2014 to $454.4 million for 2015 partially offset by the tax-equivalent yield on interest-earning assets decreasing from 4.40% for 2014 to 4.25% for 2015. Interest on loans increased $276,000 as a result of the average balance of loans increasing from $301.4 million for 2014 to $308.5 million for 2015 partially offset by the average tax-equivalent yield on loans decreasing from 5.32% for 2014 to 5.29% for 2015. Interest and dividends on investment securities (including FHLB stock) decreased $52,000 for 2015 compared to 2014 due to a decrease in the average balance of investment securities from $108.0 million for 2014 to $104.8 million for 2015. The average tax-equivalent yield of investment securities remained at 2.69% for 2014 and 2015. Management continued to focus loan origination efforts on commercial and consumer loans during 2015. Market interest rates remained at near historic lows throughout 2015, so as loans and investment securities mature or pay down they are replaced with lower yielding new loan originations and investment purchases. Other interest income increased $90,000 for 2015 as compared to 2014 primarily due to the average balance of federal funds sold and interest-bearing deposits with banks increasing from $23.2 million for 2014 to $41.2 million for 2015.

Total interest expense decreased $140,000, from $1.1 million for 2014 to $1.0 million for 2015, due to a decrease in the average cost of funds from 0.34% for 2014 to 0.29% for 2015, which was more than enough to offset an increase in the average balance of interest-bearing liabilities from $338.9 million for 2014 to $350.6 million for 2015. Interest expense on deposits decreased 11.3% from $1.1 million for 2014 to $1.0 million for 2015 as a result of a decrease in the average cost of interest-bearing deposits, which decreased from 0.34% for 2014 to 0.29% for 2015 partially offset by an increase in the average balance of interest-bearing deposits from $333.2 million for 2014 to $350.2 million for 2015. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2015 and 2014 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $50,000 for 2015 compared to $190,000 for 2014. The consistent application of management’s allowance methodology resulted in a decrease in the provision for loan losses for 2015. Net charge-offs increased when comparing the two periods, from $266,000 for 2014 to $1.5 million for 2015. As mentioned previously in this report, net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income increased $188,000 to $5.1 million for 2015 compared to $4.9 million for 2014. Service charges on deposit accounts and gains on the sale of loans increased by $251,000 and $130,000, respectively, when comparing the two periods. The increase in the gains on the sale of loans was primarily due to an increase in the Bank’s sales activity of commercial Small Business Administration loans during 2015. Commission income decreased $132,000 for 2015 compared to the prior year primarily due to lower commissions on investment advisory services.

Noninterest expense. Noninterest expense increased $1.5 million, or 10.8%, to $15.6 million for 2015 compared to $14.1 million for 2014. The increase was primarily due to $1.0 million in costs related to the acquisition and subsequent integration of Peoples. In addition, compensation and benefits increased $260,000 and data processing expenses increased $142,000 for 2015 compared to 2014. The increase in compensation and benefits is primarily due to increased staff from the Peoples locations for December and normal increases in salaries and benefits.

Income tax expense. The Company recognized income tax expense of $2.0 million for 2015 compared to $2.3 million for 2015. The effective tax rate decreased from 29.2% for 2014 to 27.4% for 2015 primarily due to the tax benefit provided by the captive insurance subsidiary which was organized in September 2014.

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

	Year Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans (1) (2):
Taxable	$303,455	$16,006	5.27%	$296,560	$15,741	5.31%	$286,514	$15,748	5.50%
Tax-exempt	5,012	313	6.25%	4,875	296	6.07%	2,382	129	5.42%
Total loans	308,467	16,319	5.29%	301,435	16,037	5.32%	288,896	15,877	5.50%
Investment securities:
Taxable (3)	73,405	1,310	1.78%	76,136	1,299	1.71%	83,876	1,392	1.66%
Tax-exempt	31,397	1,507	4.80%	31,872	1,603	5.03%	32,654	1,689	5.17%
Total investment securities	104,802	2,817	2.69%	108,008	2,902	2.69%	116,530	3,081	2.64%
Other interest-earning assets (4)	41,155	195	0.47%	23,155	105	0.45%	21,198	72	0.34%
Total interest-earning assets	454,424	19,331	4.25%	432,598	19,044	4.40%	426,624	19,030	4.46%
Noninterest-earning assets	34,155			26,370			28,959
Total assets	$488,579			$458,968			$455,583
Interest-bearing liabilities:
Interest-bearing demand deposits	$193,350	$456	0.24%	$178,632	$403	0.23%	$168,774	$412	0.24%
Savings accounts	85,676	117	0.14%	73,670	73	0.10%	65,587	65	0.10%
Time deposits	71,194	427	0.60%	80,890	651	0.80%	93,375	997	1.07%
Total deposits	350,220	1,000	0.29%	333,192	1,127	0.34%	327,736	1,474	0.45%
Retail repurchase agreements	0	0	0.00%	4,601	12	0.26%	11,015	28	0.25%
Borrowed funds	401	4	1.00%	1,137	5	0.44%	4,135	151	3.65%
Total interest-bearing liabilities	350,621	1,004	0.29%	338,930	1,144	0.34%	342,886	1,653	0.48%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	75,368			64,344			58,167
Other liabilities	2,483			262			1,462
Total liabilities	428,472			403,536			402,515
Stockholders’ equity (5)	60,107			55,432			53,068
Total liabilities and stockholders’ equity	$488,579			$458,968			$455,583
Net interest income		$18,327			$17,900			$17,377
Interest rate spread			3.96%			4.06%			3.98%
Net interest margin			4.03%			4.14%			4.07%
Ratio of average interest – earning assets to average interest-bearing liabilities			129.61%			127.64%			124.42%

____________

(1)	Interest income on loans includes fee income of $756,000, $707,000 and $754,000 for the years ended December 31, 2015, 2014, and 2013, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Includes taxable debt and equity securities and FHLB stock.
(4)	Includes interest-bearing deposits with banks, federal funds sold and interest-bearing time deposits.
(5)	Stockholders’ equity attributable to First Capital, Inc.

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

	2015 Compared to 2014				2014 Compared to 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(111)	$379	$(3)	$265	$(543)	$555	$(19)	$(7)
Tax-exempt	9	8	0	17	15	136	16	167
Total loans	(102)	387	(3)	282	(528)	691	(3)	160

Investment securities:
Taxable	57	(44)	(2)	11	41	(130)	(4)	(93)
Tax-exempt	(73)	(24)	1	(96)	(47)	(40)	1	(86)
Total investment securities	(16)	(68)	(1)	(85)	(6)	(170)	(3)	(179)

Other interest-earning assets	5	81	4	90	24	7	2	33
Total net change in income on interest- earning assets	(113)	400	0	287	(510)	528	(4)	14

Interest-bearing liabilities:
Interest-bearing deposits	(173)	55	(9)	(127)	(365)	24	(6)	(347)
Retail repurchase agreements	(12)	(12)	12	(12)	1	(16)	(1)	(16)
Borrowed funds	6	(3)	(4)	(1)	(133)	(109)	96	(146)
Total net change in expense on interest- bearing liabilities	(179)	40	(1)	(140)	(497)	(101)	89	(509)

Net change in net interest income	$66	$360	$1	$427	$(13)	$629	$(93)	$523

Comparison of Financial Condition at December 31, 2015 and 2014

Total assets increased from $472.8 million at December 31, 2014 to $715.8 million at December 31, 2015. As part of the Peoples acquisition, the Company acquired total assets with a fair value of $240.5 million and assumed liabilities with a fair value of $210.9 million. In accounting for the acquisition, $1.4 million was assigned to a core deposit intangible and the excess of cost over the fair value of the acquired net assets of $1.1 million was recorded as goodwill.

Net loans increased from $300.6 million at December 31, 2014 to $359.2 million at December 31, 2015, including loans acquired from Peoples with a recorded investment of $54.8 million. The primary contributing factor to the increase in net loans was an increase of $41.3 million in residential mortgage loans, of which $35.6 million was acquired from Peoples. The Bank also increased commercial real estate loans, residential construction loans and consumer loans by $6.2 million, $6.0 million and $8.8 million, respectively, during 2015, including Peoples loans of $10.7 million, $3.1 million and $3.8 million, respectively. Excluding the loans acquired from Peoples, the Bank still reported a modest increase in residential mortgage loans despite continuing to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $31.5 million in new residential mortgages for sale in the secondary market during 2015 compared to $29.1 million in 2014. These loans were originated and funded by the Bank and sold in the secondary market. Of this total, $6.0 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed obligations, U. S. agency notes and bonds, and municipal obligations, increased from $100.2 million at December 31, 2014 to $186.8 million at December 31, 2015. Securities acquired from Peoples totaled $132.0 million and purchases of securities available for sale totaled $34.0 million in 2015. These were offset by sales of $45.4 million, maturities of $19.4 million and principal repayments of $13.5 million in 2015. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents increased from $33.2 million at December 31, 2014 to $109.2 million at December 31, 2015. The increase is due primarily to cash equivalents acquired from Peoples and proceeds from the sale of securities also acquired from Peoples in December 2015. Management intends to invest this excess liquidity in high-quality loans and investment securities in 2016 in order to improve interest income.

Foreclosed real estate increased from $78,000 at December 31, 2014 to $4.9 million at December 31, 2015. The increase is due primarily to foreclosed real estate acquired from Peoples which totaled $4.3 million at the acquisition date. This amount includes the Contingent Assets identified in Note 2 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference. See Note 2 for the potential impact the sale of this property could have on the total cash consideration paid as part of the Peoples acquisition.

Total deposits increased $224.6 million from $412.6 million at December 31, 2014 to $637.2 million at December 31, 2015, including deposits with a fair value of $209.5 million acquired from Peoples. During 2015, interest-bearing demand deposit accounts increased $85.2 million, savings accounts increased $66.4 million and noninterest-bearing demand deposits increased $52.0 million, with each of the increases due primarily to the Peoples acquisition. Excluding certificates of deposit acquired from Peoples totaling $34.2 million, the balance of certificates of deposit would have decreased $13.3 million during 2015. This continues a trend of decreasing certificate of deposit balances as some customers are unwilling to lock into long-term commitments while interest rates remain at their current low levels.

Total stockholders’ equity attributable to the Company increased $17.3 million from $57.1 million at December 31, 2014 to $74.4 million at December 31, 2015. This increase is primarily due to the issuance of common stock in relation to the Peoples acquisition of $14.8 million and retained net income of $2.8 million. This was partially offset by a net unrealized loss on available for sale securities of $303,000. As of December 31, 2015, the Company had repurchased 95,796 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 424,330 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2015	2014
	(In thousands)
Commitments to originate new loans	$7,861	$7,413
Undisbursed portion of construction loans	4,869	3,325
Unfunded commitments to extend credit under existing commercial and personal lines of credit	60,698	48,328
Standby letters of credit	1,287	693

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2015:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$637,177	$589,315	$37,595	$10,267	$0
Operating lease obligations	81	19	38	24	0
Total contractual obligations	$637,258	$589,334	$37,633	$10,291	$0

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2015, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $125.8 million and securities available for sale with a fair value of $186.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and an unsecured federal funds purchased line of credit with another financial institution.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2015, the Bank had total commitments to extend credit of $74.7 million. See Note 18 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference. At December 31, 2015, the Bank had certificates of deposit scheduled to mature within one year of $48.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $461,000. If the Company requires funds beyond its ability to generate them internally or if the Bank is unable to make dividend payments, it has a $1.0 million revolving line of credit with another financial institution.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulations. As of December 31, 2015 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets ratios of 12.2%, 15.3%, 15.3% and 16.1%, respectively. See Note 21 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with U.S. GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Bank’s operations. Unlike most industrial companies, virtually all the assets and liabilities of the financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits, extending loans and investing in investment securities. Many factors affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. The Company’s earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the FRB.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2015 and 2014 financial information.

	At December 31, 2015		At December 31, 2014
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar
of Interest Rates	Change	Change	Change
	(Dollars in thousands)
300bp	$903	3.79%	$(193)	(1.08)%
200bp	756	3.18	192	1.08
100bp	442	1.86	241	1.35
Static	-	-	-	-
(100)bp	(1,296)	(5.44)	(367)	(2.05)

At December 31, 2015, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would increase the Company’s net interest income by $442,000, or 1.86%, over a one year horizon compared to a flat interest rate scenario. Furthermore, a rate increase of 2.00% or 3.00% would cause net interest income to increase by 3.18% and 3.79%, respectively. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income by 5.44% over a one year horizon compared to a flat interest rate scenario.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2015 and 2014 financial information.

	At December 31, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$84,935	$(16,474)	(16.25)%	12.72%	(151	)bp
200bp	95,621	(5,788)	(5.71)	14.01	(22	)bp
100bp	102,349	940	0.93	14.67	44	bp
Static	101,409	-	-	14.23	-	bp
(100)bp	98,469	(2,940)	(2.90)	13.55	(68	)bp

	At December 31, 2014
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$59,328	$(13,398)	(18.42)%	13.52%	(192	)bp
200bp	67,860	(4,866)	(6.69)	15.10	(34	)bp
100bp	73,971	1,245	1.71	16.07	63	bp
Static	72,726	-	-	15.44	-	bp
(100)bp	70,498	(2,228)	(3.06)	14.58	(86	)bp

The previous table indicates that at December 31, 2015, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase or a 100 basis point decrease in prevailing interest rates, and would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.

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

Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	48	Executive Vice President, Chief Financial Officer and Treasurer
Dennis L. Thomas	59	Senior Vice President- Lending
Jill Keinsley	48	Senior Vice President, Human Resources Director

____________

(1)	As of December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

(a)	Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

See Part II, Item 5 for information about securities authorized for issuance under the Company’s equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:

(a)(2)	Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

a)(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
10.1	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)
10.2	* Change in Control Agreement between First Capital, Inc., First Harrison Bank
10.3	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
10.4	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (3) and Jill Keinsley (4)
10.4	*First Capital, Inc. 2009 Equity Incentive Plan (5)
10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
10.1	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
11	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
21	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)
23	Consent of Monroe Shine and Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________

* Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2014.
(4)	Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2012.
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-25023).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New Albany, Indiana

March 29, 2016

Monroe Shine & Co., Inc. ♦ Certified Public Accountants and Business Consultants

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(In thousands, except share and per share data)	2015	2014
ASSETS
Cash and due from banks	$14,756	$13,653
Interest-bearing deposits with banks	3,635	865
Federal funds sold	90,783	18,725
Total cash and cash equivalents	109,174	33,243

Interest-bearing time deposits	16,655	8,270
Securities available for sale, at fair value	186,751	100,226
Securities-held to maturity	4	6
Loans, net	359,166	300,603
Loans held for sale	3,081	1,608
Federal Home Loan Bank and other stock, at cost	1,650	2,241
Foreclosed real estate	4,890	78
Premises and equipment	13,936	10,208
Accrued interest receivable	2,244	1,580
Cash value of life insurance	6,899	6,161
Goodwill	6,472	5,386
Core deposit intangible	1,406	-
Other assets	3,499	3,151

Total Assets	$715,827	$472,761

LIABILITIES
Deposits:
Noninterest-bearing	$125,059	$73,042
Interest-bearing	512,118	339,594
Total deposits	637,177	412,636

Accrued interest payable	167	127
Accrued expenses and other liabilities	3,975	2,765
Total liabilities	641,319	415,528

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,762,933 shares, (3,164,416 in 2014); outstanding 3,338,603 shares (2,740,502 shares in 2014)	38	32
Additional paid-in capital	39,515	24,313
Retained earnings-substantially restricted	42,991	40,229
Unearned stock compensation	(382)	-
Accumulated other comprehensive income	497	800
Less treasury stock, at cost - 424,330 shares (423,914 shares in 2014)	(8,263)	(8,253)
Total First Capital, Inc. stockholders' equity	74,396	57,121

Noncontrolling interest in subsidiary	112	112
Total equity	74,508	57,233

Total Liabilities and Equity	$715,827	$472,761

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands, except per share data)	2015	2014
INTEREST INCOME
Loans, including fees	$16,213	$15,937
Securities:
Taxable	1,203	1,185
Tax-exempt	995	1,058
Dividends	107	114
Other interest income	195	105
Total interest income	18,713	18,399

INTEREST EXPENSE
Deposits	1,000	1,127
Retail repurchase agreements	-	12
Advances from Federal Home Loan Bank	2	5
Other borrowings	2	-
Total interest expense	1,004	1,144

Net interest income	17,709	17,255

Provision for loan losses	50	190
Net interest income after provision for loan losses	17,659	17,065

NONINTEREST INCOME
Service charges on deposit accounts	3,440	3,189
Commission and fee income	414	546
Gain on sale of securities	-	54
Gain on sale of loans	843	713
Mortgage brokerage fee income	63	45
Increase in cash value of life insurance	135	150
Other income	229	239
Total noninterest income	5,124	4,936

NONINTEREST EXPENSE
Compensation and benefits	7,921	7,661
Occupancy and equipment	1,287	1,198
Data processing	1,733	1,591
Professional fees	628	721
Acquisition expense	1,002	-
Advertising	317	288
Other expenses	2,720	2,623
Total noninterest expense	15,608	14,082

Income before income taxes	7,175	7,919
Income tax expense	1,964	2,312

Net Income	5,211	5,607

Less net income attributable to the noncontrolling interest in subsidiary	13	13

Net Income Attributable to First Capital, Inc.	$5,198	$5,594

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.87	$2.03
Diluted	$1.87	$2.03

Dividends per share on common shares	$0.84	$0.84

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)	2015	2014

Net Income	$5,211	$5,607

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(476)	2,453
Income tax (expense) benefit	173	(897)
Net of tax amount	(303)	1,556

Less: reclassification adjustment for realized gains included in net income	-	(54)
Income tax expense	-	18
Net of tax amount	-	(36)

Other Comprehensive Income (Loss), net of tax	(303)	1,520

Total Comprehensive Income	4,908	7,127

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13

Comprehensive Income Attributable to First Capital, Inc.	$4,895	$7,114

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2014	$32	$24,313	$36,947	$(720)	$-	$(7,345)	$112	$53,339

Net income	-	-	5,594	-	-	-	13	5,607

Other comprehensive income	-	-	-	1,520		-	-	1,520

Cash dividends	-	-	(2,312)	-	-	-	(13)	(2,325)

Purchase of 43,586 treasury shares	-	-	-	-	-	(908)	-	(908)

Balances at December 31, 2014	32	24,313	40,229	800	-	(8,253)	112	57,233

Net income	-	-	5,198	-	-	-	13	5,211

Other comprehensive loss	-	-	-	(303)	-	-	-	(303)

Cash dividends	-	-	(2,436)	-	-	-	(13)	(2,449)

Restricted stock grants, net of forfeitures	-	453	-	-	(453)	-	-	-

Stock compensation expense	-	-	-	-	71	-	-	71

Purchase of 416 treasury shares	-	-	-	-	-	(10)	-	(10)

Issuance of common stock in acquisition - 580,017 shares	6	14,749	-	-	-	-	-	14,755

Balances at December 31, 2015	$38	$39,515	$42,991	$497	$(382)	$(8,263)	$112	$74,508

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,211	$5,607
Adjustments to reconcile net income to net cash and cash equivalents
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	693	699
Depreciation and amortization expense	756	698
Deferred income taxes	672	285
Stock compensation expense	71	-
Increase in cash value of life insurance	(135)	(150)
Gain on life insurance	(110)	(129)
Gain on sale of securities	-	(54)
Provision for loan losses	50	190
Proceeds from sale of loans	32,916	29,814
Loans originated for sale	(33,547)	(29,098)
Gain on sale of loans	(843)	(713)
Net (gain) loss on sale of foreclosed real estate	115	(39)
Net loss on sale of premises and equipment	61	-
Decrease in accrued interest receivable	467	136
Decrease in accrued interest payable	(367)	(65)
Net change in other assets/liabilities	(4)	(272)
Net Cash Provided By Operating Activities	6,006	6,909

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(5,075)	(4,820)
Proceeds from maturities and sales of interest-bearing time deposits	1,670	975
Purchase of securities available for sale	(34,028)	(27,644)
Proceeds from maturities of securities available for sale	19,395	21,442
Proceeds from sales of securities available for sale	45,444	5,669
Principal collected on mortgage-backed obligations	13,457	10,824
Net increase in loans receivable	(3,694)	(12,363)
Proceeds from redemption of Federal Home Loan Bank stock	1,886	579
Proceeds from sale of foreclosed real estate	230	503
Purchase of premises and equipment	(1,105)	(559)
Proceeds from sale of premises and equipment	37	-
Cost method equity investment	-	(171)
Net cash and cash equivalents received in acquisition	18,710	-
Net Cash Used In Investing Activities	56,927	(5,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,457	38,806
Net decrease in retail repurchase agreements	-	(9,310)
Advances from Federal Home Loan Bank	15,500	10,000
Repayment of advances from Federal Home Loan Bank	(15,500)	(15,500)
Advances on line of credit	500	-
Repayment of advances on line of credit	(500)	-
Purchase of treasury stock	(10)	(908)
Dividends paid	(2,449)	(2,325)
Net Cash Provided By Financing Activities	12,998	20,763

Net Increase in Cash and Cash Equivalents	75,931	22,107
Cash and cash equivalents at beginning of year	33,243	11,136

Cash and Cash Equivalents at End of Year	$109,174	$33,243

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the savings and loan holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through seventeen locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and operates certain foreclosed real estate properties. On September 23, 2014, the Company formed FHB Risk Mitigation Services, Inc. (the “Captive”). The Captive is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America and conform to general practices in the banking industry. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income or stockholders’ equity.

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

A majority of the Bank’s loan portfolio consists of single-family residential and commercial real estate loans in the Louisville, Kentucky metropolitan area. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

Investment Securities

Securities Available for Sale: Securities available for sale consist primarily of mortgage-backed and other debt securities and are stated at fair value. The Company holds mortgage-backed securities and other debt securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal Home Loan Bank (“FHLB”), government-sponsored enterprises (collectively referred to as government agencies), as well as collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by municipalities and political subdivisions of state and local governments.

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

Troubled Debt Restructurings

Modification of a loan is considered to be a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 5 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2015 and 2014.

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

During 2015 the Company recognized no partial charge-offs, while during 2014 partial charge-offs totaling $67,000 were recognized. At December 31, 2015, the Company had 10 loans with an aggregate recorded investment of $646,000 and an aggregate unpaid principal balance of $1.2 million on which partial charge-offs of $410,000 had been recorded. At December 31, 2014, the Company had 12 loans with an aggregate recorded investment of $757,000 and an aggregate unpaid principal balance of $1.4 million on which partial charge-offs of $472,000 had been recorded.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2015, the Bank had commitments to originate $589,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for its stock plans.

Advertising Costs

Advertising costs are charged to operations when incurred.

Income Taxes

When income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to some degree of uncertainty regarding the merits of the position taken or the amount of the position that would be sustained. The Company recognizes the benefits of a tax position in the consolidated financial statements of the period during which, based on all available evidence, management believes it is more-likely-than-not (more than 50 percent probable) that the tax position would be sustained upon examination. Income tax positions that meet the more-likely-than-not threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the income tax positions claimed on income tax returns that exceeds the amount measured as described above is reflected as a liability for unrecognized income tax benefits in the consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities, if there were an examination. Interest and penalties associated with unrecognized income tax benefits are classified as additional income taxes in the consolidated statements of income.

FIRST CAPITAL, INC.

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

Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss are included in the net gain on sale of securities line item on the consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this update is to reduce diversity in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in the update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customer and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU No. 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Trouble Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of the amendments in this update is to reduce the diversity in how creditors classify government-guaranteed mortgage loans, including FHA and VA guaranteed loans, upon foreclosure by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. The amendments in the update are effective for public entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2)	ACQUISITION OF PEOPLES BANCORP, INC. OF BULLITT COUNTY

On December 4, 2015, the Company acquired 100% of the outstanding common shares of Peoples Bancorp, Inc. of Bullitt County (“Peoples”), the bank holding company for The Peoples Bank of Bullitt County (“Peoples Bank”), headquartered in Shepherdsville, Kentucky, pursuant to an Agreement and Plan of Merger dated June 4, 2015 (the “Merger Agreement”). Under the Merger Agreement, Peoples merged with and into the Company, with the Company as the surviving corporation, and Peoples Bank merged with and into the Bank, with the Bank as the surviving corporation. The acquisition expanded the Company’s presence into Bullitt County, Kentucky and expanded its overall presence in the greater Louisville, Kentucky metropolitan market. The Company expects to benefit from growth in this new market area as well as from expansion of the banking services provided to the existing customers of Peoples Bank. Cost savings are also expected for the combined bank through economies of scale and the consolidation of business operations.

Pursuant to the terms of the Merger Agreement, shareholders of Peoples had the right to elect to receive either 382.83 shares of Company common stock or $9,475 in cash for each share of Peoples common stock owned, subject to certain adjustments and proration provisions specified in the Merger Agreement that provided for a targeted aggregate mix of total consideration of 50% common stock and 50% cash. Due to such adjustments, at the effective time of the merger, Peoples shareholders had the right to elect to receive either 377.637 shares of Company common stock or $9,607.08 in cash for each share of Peoples common stock owned. The Company paid cash consideration of $14.7 million in the transaction and issued 580,017 shares of Company common stock, with a total fair value of $14.8 million based on the $25.44 per share average closing price of the Company’s common stock for the 20 days ended November 27, 2015, to the former Peoples shareholders. Acquisition-related costs totaling $1.0 million were expensed as incurred and reported in noninterest expense in the accompanying consolidated statement of income for the year ended December 31, 2015.

As part of the merger, the Company acquired foreclosed real estate with an estimated fair value of $3.75 million (the “Contingent Assets”). Under the terms of the Merger Agreement, if the Company sells the Contingent Assets within 24 months after the effective date of the merger or has entered into a written contract for the sale of the Contingent Assets which are then sold within 60 days after the expiration of that 24-month period, the Company will distribute additional cash consideration of 50% of the sale proceeds in excess of $3.75 million on a pro rata basis to the former shareholders of Peoples. At December 31, 2015, there was no written contract for the sale of the Contingent Assets and no contingent consideration is anticipated.

The transaction was accounted for using the acquisition method of accounting. Accordingly, the results of operations of Peoples have been included in the Company’s results of operations since the date of acquisition.

Under the acquisition method of accounting, the purchase price is assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess of cost over the fair value of the acquired net assets of $1.1 million has been recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Peoples. No amount of the goodwill arising in the acquisition is deductible for income tax purposes.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2 - continued)

Following is a summary of the assets acquired and the liabilities assumed recognized at the date of acquisition:

(In thousands)

Cash and cash equivalents	$33,458
Interest-bearing time deposits	4,980
Investment securities	131,959
Loans	55,727
FHLB and other stock	1,295
Foreclosed real estate	4,349
Premises and equipment	3,465
Cash value of life insurance	828
Goodwill	1,085
Core deposit intangible	1,418
Other assets	1,886
Total assets acquired	240,450

Deposit accounts	209,084
Net deferred tax liability	17
Other liabilities	1,846
Total liabilities assumed	210,947

Total consideration	$29,503

In accounting for the acquisition, $1.4 million was assigned to a core deposit intangible which is amortized over a weighted-average estimated economic life of 9.67 years. It is not anticipated that the core deposit intangible will have a significant residual value.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable (referred to as purchased credit impaired loans or PCI loans). See Note 5 for additional disclosures related to the Company’s PCI loans. Following is a summary of the acquired loans at the date of acquisition:

(In thousands)	Fair Value	Gross Contractual Amounts Receivable	Estimated Contractual Cash Flows Not Expected to be Collected

Acquired loans subject to ASC 310-30	$1,570	$2,934	$1,033
Acquired loans not subject to ASC 310-30	54,157	60,013	1,927

Total acquired loans	$55,727	$62,947	$2,960

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(2 - continued)

For the period from December 4, 2015 to December 31, 2015, Peoples contributed $291,000 in loan interest income and $94,000 in deposit interest expense to the Company’s operations. Total contributed revenues and net income of Peoples for the period from December 4, 2015 to December 31, 2015 is not available as separate information on all revenues and expenses is not maintained.

The following unaudited pro forma combined results of operations assumes that the acquisition was consummated on January 1, 2014:

	Year Ended December 31,
	2015	2014
(In thousands, except per share data)

Interest income	$25,639	$26,843
Interest expense	2,160	2,460
Net interest income	23,479	24,383
Provision for loan losses	50	190
Net interest income after provision for loan losses	23,429	24,193
Noninterest income	7,016	7,921
Noninterest expenses	22,102	21,562
Income before income taxes	8,343	10,552
Income tax expense	2,059	3,094

Net income	$6,284	$7,458

Net income attributable to the Company	$6,271	$7,445

Net income per common share, basic	$1.89	$2.23

Net income per common share, diluted	$1.89	$2.23

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been consummated on January 1, 2014, or results that may occur in the future.

(3)	RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2015 and 2014 was approximately $886,000 and $805,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)	INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2015 and 2014 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2015:
Securities available for sale:
Agency mortgage-backed securities	$42,158	$123	$271	$42,010
Agency CMO	9,391	41	101	9,331
Other debt securities:
Agency notes and bonds	84,797	11	355	84,453
Municipal obligations	49,527	1,372	60	50,839
Subtotal – debt securities	185,873	1,547	787	186,633

Mutual funds	118	0	0	118

Total securities available for sale	$185,991	$1,547	$787	$186,751

Securities held to maturity:
Agency mortgage-backed securities	$4	$0	$0	$4

Total securities held to maturity	$4	$0	$0	$4

December 31, 2014:
Securities available for sale:
Agency mortgage-backed securities	$32,135	$240	$79	$32,296
Agency CMO	14,461	74	150	14,385
Other debt securities:
Agency notes and bonds	18,136	32	48	18,120
Municipal obligations	32,178	1,242	78	33,342
Subtotal – debt securities	96,910	1,588	355	98,143

Mutual funds	2,083	0	0	2,083

Total securities available for sale	$98,993	$1,588	$355	$100,226

Securities held to maturity:
Agency mortgage-backed securities	$6	$0	$0	$6

Total securities held to maturity	$6	$0	$0	$6

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The amortized cost and fair value of debt securities as of December 31, 2015, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$2,521	$2,522	$0	$0
Due after one year through five years	55,801	55,704	0	0
Due after five years through ten years	45,938	46,217	0	0
Due after ten years	30,064	30,849	0	0
	134,324	135,292	0	0
Mortgage-backed securities and CMO	51,549	51,341	4	4

	$185,873	$186,633	$4	$4

At December 31, 2015, certain securities available for sale with an amortized cost of $44.6 million and a fair value of $44.4 million were pledged to secure public fund deposits.

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2015, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows. At December 31, 2015, the Company did not have any securities held to maturity with an unrealized loss.

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses

Continuous loss position less than twelve months:
Agency mortgage-backed securities	33	$30,602	$229
Agency CMO	3	514	2
Agency notes and bonds	24	78,692	355
Municipal obligations	4	3,193	34

Total less than twelve months	64	113,001	620

Continuous loss position more than twelve months:
Agency mortgage-backed securities	4	2,284	42
Agency CMO	9	5,860	99
Municipal obligations	3	1,554	26

Total more than twelve months	16	9,698	167

Total securities available for sale	80	$122,699	$787

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4 - continued)

At December 31, 2015, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 0.6% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2015, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2015, the Company realized no gains or losses on the sale of securities. Securities acquired from Peoples with a fair value of $45.4 million were sold within a short period of time following the merger, resulting in no gain or loss for financial reporting purposes. During the year ended December 31, 2014, the Company realized gross gains on sales of available for sale municipal obligations and U.S. government agency mortgage-backed securities of $98,000 and $7,000, respectively, and gross losses on the sale of municipal obligations, U.S. government agency mortgage-backed securities and mutual funds of $31,000, $3,000 and $17,000, respectively.

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

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2015 and 2014 consisted of the following:

(In thousands)	2015	2014

Real estate mortgage loans:
Residential	$147,933	$106,679
Land	12,962	11,028
Residential construction	16,391	10,347
Commercial real estate	84,493	78,314
Commercial real estate construction	1,090	1,422
Commercial business loans	23,095	28,282
Consumer loans:
Home equity and second mortgage loans	38,476	37,513
Automobile loans	28,828	25,274
Loans secured by savings accounts	2,096	1,018
Unsecured loans	4,350	3,316
Other consumer loans	7,210	5,075
Gross loans	366,924	308,268
Less undisbursed portion of loans in process	(4,926)	(3,325)

Principal loan balance	361,998	304,943

Deferred loan origination fees, net	583	506
Allowance for loan losses	(3,415)	(4,846)

Loans, net	$359,166	$300,603

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

At December 31, 2015, the net unaccreted discount on loans acquired from Peoples, excluding PCI loans, was $590,000.

At December 31, 2015, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $2.5 million.

Mortgage loans serviced for the benefit of others amounted to $156,000 and $169,000 at December 31, 2015 and 2014, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2015. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)

Beginning balance	$8,609
New loans	7,790
Payments	(8,224)

Ending balance	$8,175

A director of the Company and the Bank is a shareholder of a farm implement dealership that contracts with the Bank to provide sales financing to the dealership’s customers. In the opinion of management, these transactions were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties. During the year ended December 31, 2015, the Bank purchased approximately $862,000 of loans to customers of the corporation and the aggregate outstanding balance of all loans purchased from the corporation was approximately $1.3 million and $1.2 million at December 31, 2015 and 2014, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2015 and 2014:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2015:
Principal loan balance	$147,933	$12,962	$12,555	$84,493	$23,095	$38,476	$42,484	$361,998

Accrued interest receivable	584	70	61	281	64	130	171	1,361

Net deferred loan origination fees and costs	58	6	0	(46)	(6)	571	0	583

Recorded investment in loans	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

December 31, 2014:
Principal loan balance	$106,679	$11,028	$8,444	$78,314	$28,282	$37,513	$34,683	$304,943

Accrued interest receivable	368	48	20	186	131	131	152	1,036

Net deferred loan origination fees and costs	49	4	(1)	(20)	(7)	481	0	506

Recorded investment in loans	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846
Provisions	35	(44)	(13)	6	(23)	(49)	138	50
Charge-offs	(128)	0	0	0	(1,205)	(78)	(268)	(1,679)
Recoveries	11	0	0	34	9	33	111	198
Ending balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$6	$0	$0	$49	$100	$11	$0	$166
Collectively evaluated for impairment	521	157	47	1,492	161	615	256	3,249
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0
Ending balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415

Recorded Investment in Loans:
Individually evaluated for impairment	$1,996	$24	$0	$3,623	$167	$136	$0	$5,946
Collectively evaluated for impairment	145,695	13,014	12,616	80,639	22,986	39,041	42,655	356,646
Acquired with deteriorated credit quality	884	0	0	466	0	0	0	1,350
Ending balance	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

At December 31, 2015 and 2014, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.4 million and $1.6 million, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2015 and 2014.

At December 31, 2015 and 2014, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2015 and 2014, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Louisville, Kentucky metropolitan area, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2015 and 2014.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2015 and 2014.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management has maintained the elevated risk factor of 1.30 for this component at December 31, 2015 and 2014.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2015 and 2014. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $457,000 and $520,000 at December 31, 2015 and 2014, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $410,000 and $664,000 at December 31, 2015 and 2014, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2015. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,938	$2,330	$0	$1,356	$19
Land	24	27	0	20	0
Construction	0	0	0	0	0
Commercial real estate	3,389	3,706	0	2,092	76
Commercial business	67	67	0	19	0
Home equity and second mortgage	56	65	0	64	2
Other consumer	0	0	0	0	0

	$5,474	$6,195	$0	$3,551	$97

Loans with an allowance recorded:
Residential real estate	$58	$62	$6	$190	$0
Land	0	0	0	0	0
Construction	0	0	0	0	0
Commercial real estate	234	260	49	78	0
Commercial business	100	100	100	355	0
Home equity and second mortgage	80	81	11	80	0
Other consumer	0	0	0	0	0

	$472	$503	$166	$703	$0

Total:
Residential real estate	$1,996	$2,392	$6	$1,546	$19
Land 24	27	0	20	0
Construction	0	0	0	0	0
Commercial real estate	3,623	3,966	49	2,170	76
Commercial business	167	167	100	374	0
Home equity and second mortgage	136	146	11	144	2
Other consumer	0	0	0	0	0

	$5,946	$6,698	$166	$4,254	$97

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,648	$271	$1,919	$919	$68	$987
Land	24	75	99	16	0	16
Construction	0	0	0	0	0	0
Commercial real estate	2,267	0	2,267	433	0	433
Commercial business	167	0	167	1,642	0	1,642
Home equity and second mortgage	116	0	116	129	14	143
Other consumer	0	9	9	0	3	3

Total	$4,222	$355	$4,577	$3,139	$85	$3,224

The following table presents the aging of the recorded investment in loans at December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$3,078	$786	$1,256	$5,120	$142,571	$884	$148,575
Land	55	26	99	180	12,858	0	13,038
Construction	71	0	0	71	12,545	0	12,616
Commercial real estate	435	773	396	1,604	82,658	466	84,728
Commercial business	0	100	67	167	22,986	0	23,153
Home equity and second mortgage	365	6	80	451	38,726	0	39,177
Other consumer	464	13	9	486	42,169	0	42,655

Total	$4,468	$1,704	$1,907	$8,079	$354,513	$1,350	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2015:
Pass	$140,438	$10,077	$12,286	$76,389	$22,365	$38,956	$42,553	$343,064
Special mention	3,657	125	330	4,446	471	0	53	9,082
Substandard	1,948	2,812	0	1,195	150	105	49	6,259
Doubtful	2,532	24	0	2,698	167	116	0	5,537
Loss	0	0	0	0	0	0	0	0

Total	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

December 31, 2014:
Pass	$104,780	$7,969	$7,722	$73,204	$26,137	$37,860	$34,770	$292,442
Special mention	105	94	741	2,648	298	2	49	3,937
Substandard	1,292	3,001	0	2,195	329	134	16	6,967
Doubtful	919	16	0	433	1,642	129	0	3,139
Loss	0	0	0	0	0	0	0	0

Total	$107,096	$11,080	$8,463	$78,480	$28,406	$38,125	$34,835	$306,485

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)

Residential real estate	$342	$315	$657	$0	$492	$166	$658	$6
Commercial real estate	1,348	294	1,642	0	1,386	338	1,724	0
Commercial business	0	0	0	0	0	1,642	1,642	1,292
Home equity and second mortgage	20	0	20	0	22	0	22	0

Total	$1,710	$609	$2,319	$0	$1,900	$2,146	$4,046	$1,298

At December 31, 2015 and 2014, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the year ended December 31, 2015. The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2014:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The Company had payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) on two TDRs to the same borrower totaling $187,000 during the year ended December 31, 2015. There were no such defaults during the year ended December 31, 2014. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2015 and 2014.

Purchased Credit Impaired (“PCI”) Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Such loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. In determining the estimated fair value of purchased loans or pools, management considers a number of factors including the remaining life, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received, among others. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The difference between the expected cash flows and the fair value at acquisition is recorded as interest income over the remaining life of the loan or pool of loans and is referred to as the accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which is recognized as future interest income.

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at December 31, 2015:

(In thousands)

Residential real estate	$884
Commercial real estate	466

$1,350

There was no allowance for loan losses related to PCI loans at December 31, 2015 or 2014. In addition, there were no losses recognized or reductions of the allowance for loan losses on PCI loans for the years ended December 31, 2015 and 2014.

Accretable yield, or income expected to be collected, is as follows for the year ended December 31, 2015:

(In thousands)

Balance at January 1	$-
New loans purchased	331
Accretion to income	(12)
Disposals of loans	-
Reclassification (to) from nonaccretable difference	-

Balance at December 31	$319

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2015	2014

Land and land improvements	$4,771	$3,256
Leasehold improvements	56	56
Office buildings	12,632	10,605
Furniture, fixtures and equipment	5,662	4,867
	23,121	18,784
Less accumulated depreciation	9,185	8,576

Totals	$13,936	$10,208

Depreciation expense was $744,000 and $698,000 for the years ended December 31, 2015 and 2014, respectively.

(7)	FORECLOSED REAL ESTATE

At December 31, 2015 and 2014, the Bank had foreclosed real estate held for sale of $4.9 million and $78,000, respectively. During the years ended December 31, 2015 and 2014, foreclosure losses in the amount of $1.2 million and $187,000, respectively, were charged off to the allowance for loan losses. Losses on subsequent write-downs of foreclosed real estate were $100,000 for 2015. There were no losses on subsequent write-downs of foreclosed real estate for 2014. Net realized losses from the sale of foreclosed real estate amounted to $15,000 for 2015 and net realized gains from the sale of foreclosed real estate amounted to $39,000 for 2014. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Net expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $50,000 and $19,000 in 2015 and 2014, respectively. Realized gains from the sale of foreclosed real estate are deferred when the sales are financed by the Bank and do not qualify for recognition under U.S. GAAP. There were no realized gains from the sale of foreclosed real estate deferred for 2015 or 2014. At December 31, 2015 and 2014, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $10,000 and $16,000, respectively.

At December 31, 2015, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $313,000.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2015 or 2014.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2014. Core deposit intangible amortization expense totaled $12,000 for 2015. Estimated amortization expense for the core deposit intangible for each of the ensuing five years and in the aggregate is as follows:

Years ending December 31:	(In thousands)

2016	$147
2017	147
2018	147
2019	147
2020	147
2021 and thereafter	671

Total	$1,406

(9)	DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the FDIC insurance limit of $250,000 was approximately $3.5 million and $2.7 million at December 31, 2015 and 2014, respectively.

At December 31, 2015, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2016	$48,826
2017	24,578
2018	13,017
2019	6,634
2020 and thereafter	3,633

Total	$96,688

The Bank held deposits of approximately $11.4 million and $6.1 million for related parties at December 31, 2015 and 2014, respectively. Approximately $4.7 million of related party deposits at December 31, 2015 are a result of the Peoples acquisition.

(10)	RETAIL REPURCHASE AGREEMENTS

Retail repurchase agreements represent overnight borrowings from deposit customers and the debt securities sold under the repurchase agreements are under the control of the Bank. There were no retail repurchase agreements outstanding at December 31, 2015 and 2014, as all such borrowings were paid converted to deposit accounts during 2014. The average balance and maximum month-end balance of retain repurchase agreements for 2014 was $4.6 million and $10.6 million, respectively, and the weighted average interest rate on retail repurchase agreements for 2014 was 0.26%.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11)	LINES OF CREDIT

In connection with the acquisition of Peoples Bank, the Bank obtained an unsecured federal funds purchased line of credit through The Bankers’ Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2015, the Bank had no outstanding federal funds purchased under the line of credit.

On July 31, 2015, the Company entered into a $1.0 million revolving line of credit with Stock Yards Bank & Trust Company secured by the stock of the Bank held by the Company. The interest rate charged under the line of credit is the prime rate less 0.25%. At December 31, 2015, the Company had no outstanding borrowings under the line of credit.

(12)	ADVANCES FROM FEDERAL HOME LOAN BANK

There were no outstanding advances from the FHLB at December 31, 2015 or 2014. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2015, the carrying value of residential mortgage loans pledged as security for potential future advances was $75.5 million.

(13)	LEASE COMMITMENTS

During 2015, the Bank extended a noncancelable lease agreement for branch office space which expires in March 2020 with annual lease payments of $19,000. At December 31, 2015, minimum lease payments under the lease were $19,000 for each year ending December 31, 2016 through 2019 and $5,000 for the year ending December 31, 2020, for an aggregate total of $81,000.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

Total rental expense for all operating leases for each of the years ended December 31, 2015 and 2014 was $30,000 and $28,000, respectively.

(14)	INCOME TAXES

The components of income tax expense for the years ended December 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014

Current	$1,292	$2,027
Deferred	672	285

Totals	$1,964	$2,312

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14 - continued)

The reconciliation of income tax expense for the years ended December 31, 2015 and 2014, with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2015	2014

Provision at federal statutory tax rate	$2,440	$2,692
State income tax-net of federal tax benefit	107	170
Change in state statutory tax rate	(4)	15
Tax-exempt interest income	(405)	(422)
Bank-owned life insurance income	(83)	(95)
Captive insurance net premiums	(322)	(57)
Nondeductible acquisition expense	219	0
Other	12	9

Totals	$1,964	$2,312

Effective tax rate	27.4%	29.2%

Tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

Significant components of the deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

(In thousands)	2015	2014

Deferred tax assets (liabilities):
Deferred compensation plans	$205	$92
Allowance for loan losses	872	1,679
Accrued expenses	155	18
Other	351	157
Deferred tax assets	1,583	1,946

Depreciation	(550)	(647)
Deferred loan fees and costs	(186)	(171)
FHLB stock dividends	(262)	(98)
Prepaid expenses	(258)	(231)
Acquisition purchase accounting adjustments	(181)	0
Unrealized gain on securities available for sale	(261)	(434)
Deferred tax liabilities	(1,698)	(1,581)

Net deferred tax asset (liability)	$(115)	$365

At December 31, 2015 and 2014, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2012 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14 - continued)

Retained earnings of the Bank at December 31, 2015 and 2014 include approximately $1.0 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $354,000 at December 31, 2015 and 2014.

(15)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $362,000 and $344,000 to the plan for the years ended December 31, 2015 and 2014, respectively.

Employee Stock Ownership Plan:

On December 31, 1998, the Bank established a leveraged employee stock ownership plan (“ESOP”) covering substantially all employees. The Bank accounts for the ESOP in accordance with FASB ASC 718-40, Employee Stock Ownership Plans. The ESOP trust acquired 61,501 shares of Company common stock financed by a loan with the Company with a ten year term. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced from Bank contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are allocated to participant accounts based on the ratio of the current year principal and interest payments to the total of the current year and future year’s principal and interest to be paid on the employer loan. The employer loan was fully paid in 2008 and all shares of the Company common stock have been allocated to participant accounts.

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2015 and 2014 as all shares were allocated during 2008.

At December 31, 2015, the ESOP trust holds 54,204 shares of Company stock, including shares acquired on the open market, all of which have been allocated to participant accounts.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16)	DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and will be paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $370,000 and $66,000 at December 31, 2015 and 2014, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $8,000 for both of the years ended December 31, 2015 and 2014, respectively.

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2036. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $164,000 and $167,000 at December 31, 2015 and 2014, respectively. Deferred compensation expense for the director plan was $19,000 for both of the years ended December 31, 2015 and 2014.

(17)	STOCK-BASED COMPENSATION PLAN

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2015, no stock options had been granted under the Plan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(17 - continued)

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock generally vests over a five-year period. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the year ended December 31, 2015 was $71,000. A summary of the Company’s nonvested restricted shares for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at beginning of year	-	$-
Granted	19,500	24.50
Vested	(500)	24.50
Forfeited	(1,000)	24.50

Nonvested at end of year	18,000	$24.50

The total fair value of restricted shares that vested during the year ended December 31, 2015 was $13,000. At December 31, 2015, unrecognized compensation expense related to nonvested restricted shares was $382,000. The compensation expense is expected to be recognized over the remaining vesting period of 4.4 years.

(18)	COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $1.3 million and $693,000 at December 31, 2015 and 2014, respectively.

The following is a summary of the commitments to extend credit at December 31, 2015 and 2014:

(In thousands)	2015	2014

Loan commitments:
Fixed rate	$4,007	$351
Adjustable rate	3,854	7,062

Unused lines of credit on credit cards	4,429	4,732
Undisbursed commercial and personal lines of credit	29,359	19,390
Undisbursed portion of construction loans in process	4,869	3,325
Undisbursed portion of home equity lines of credit	26,910	24,206

Total commitments to extend credit	$73,428	$59,066

At December 31, 2015, the Company had a commitment of approximately $543,000, net of a $20,000 deposit previously paid, to acquire land for a future branch site. The transaction is expected to be completed in 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 18). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2015 or 2014.

(20)	DIVIDEND RESTRICTION

As an Indiana corporation, the Company is subject to Indiana law with respect to the payment of dividends. Under Indiana law, the Company may pay dividends so long as it is able to pay its debts as they become due in the usual course of business and its assets exceed the sum of its total liabilities, plus the amount that would be needed if the Company were to be dissolved at the time of the dividend to satisfy any rights that are preferential to the rights of the persons receiving the dividend. The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company.

The payment of dividends by the Bank is subject to regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by the OCC or below the amount of the liquidation account established upon completion of the conversion of the Bank’s former mutual holding company (First Capital, Inc., MHC) from mutual to stock form on December 31, 1998.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21)	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Effective January 1, 2015, new capital regulations created an additional minimum capital ratio of common equity Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2015 and 2014.

As of December 31, 2015, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

	Actual		Minimum for Capital Adequacy Purposes:		Minimum to be Well Capitalized under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:

Total capital (to risk weighted assets)	$67,540	16.07%	$33,624	8.00%	$42,030	10.00%

Tier I capital (to risk weighted assets)	$64,125	15.26%	$25,218	6.00%	$33,624	8.00%

Common equity Tier I capital (to risk weighted assets)	$64,125	15.26%	$18,913	4.50%	$27,319	6.50%

Tier I capital (to average assets)	$64,125	12.15%	$21,110	4.00%	$26,387	5.00%

As of December 31, 2014:

Total capital (to risk weighted assets)	$53,545	15.80%	$27,105	8.00%	$33,881	10.00%

Tier I capital (to risk weighted assets)	$49,302	14.55%	N/A		$20,329	6.00%

Tier I capital (to adjusted total assets)	$49,302	10.59%	$18,624	4.00%	$23,280	5.00%

Tangible capital (to adjusted total assets)	$49,302	10.59%	$6,984	1.50%	N/A

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 23) in which the fair value measurements fall at December 31, 2015 and 2014:

			Fair Value Measurements Using
(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2015:

Financial assets:
Cash and cash equivalents	$109,174	$109,174	$109,174	$0	$0
Interest-bearing time deposits	16,655	16,696	0	16,696	0
Securities available for sale	186,751	186,751	118	186,633	0
Securities held to maturity	4	4	0	4	0
Loans held for sale	3,081	3,145	0	3,145	0
Loans, net	359,166	359,784	0	0	359,784
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,244	2,244	0	2,244	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	637,177	636,406	0	0	636,406
Accrued interest payable	167	167	0	167	0

December 31, 2014:

Financial assets:
Cash and cash equivalents	$33,243	$33,243	$33,243	$0	$0
Interest-bearing time deposits	8,270	8,370	0	8,370	0
Securities available for sale	100,226	100,226	2,083	98,143	0
Securities held to maturity	6	6	0	6	0
Loans held for sale	1,608	1,641	0	1,641	0
Loans, net	300,603	301,864	0	0	301,864
FHLB and other stock	2,241	2,241	0	2,241	0
Accrued interest receivable	1,580	1,580	0	1,580	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	412,636	412,282	0	0	412,282
Accrued interest payable	127	127	0	127	0

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 18, and the fair value of these instruments is considered immaterial.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents

For cash and short-term instruments, including cash and due from banks, interest-bearing deposits with banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities and Interest-Bearing Time Deposits

For marketable equity securities, the fair values are based on quoted market prices. For debt securities and interest-bearing time deposits, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FHLB stock and other restricted equity securities, the carrying amount is a reasonable estimate of fair value because the stock is not marketable. For other cost method investments where a quoted market value is not available, the carrying amount is a reasonable estimate of fair value.

Loans

The fair value of loans, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and terms. Impaired loans are valued at the lower of their carrying value or fair value. The carrying amount of accrued interest receivable approximates its fair value.

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

Borrowed Funds

The carrying amount of retail repurchase agreements and other short-term borrowings approximates its fair value. The fair value of advances from FHLB is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, Fair Value Measurements, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

Fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based on internally developed models or obtained from independent third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2015. The Company had no liabilities measured at fair value as of December 31, 2015.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015:

Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$42,010	$0	$42,010
Agency CMO	0	9,331	0	9,331
Agency notes and bonds	0	84,453	0	84,453
Municipal obligations	0	50,839	0	50,839
Mutual funds	118	0	0	118
Total securities available for sale	$118	$186,633	$0	$186,751

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,990	$1,990
Land	0	0	24	24
Commercial real estate	0	0	3,574	3,574
Commercial business	0	0	67	67
Home equity and second mortgage	0	0	125	125
Total impaired loans	$0	$0	$5,780	$5,780

Loans held for sale	$0	$3,081	$0	$3,081

Foreclosed real estate:
Residential real estate	$0	$0	$557	$557
Land	0	0	203	203
Commercial real estate	0	0	4,130	4,130
Total foreclosed real estate	$0	$0	$4,890	$4,890

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2015 and 2014, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2015, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 59%, with a weighted average discount of 16%. At December 31, 2014, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 48%.

The Company recognized provisions for loan losses of $154,000 and $49,000 for the years ended December 31, 2015 and 2014, respectively, for impaired loans.

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

At December 31, 2015, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranging from 9% to 43%, with a weighted average of 30%. At December 31, 2014, the discount from appraised value ranged from 10% to 60%, with a weighted average of 40%.

The Company recognized charges of $100,000 to write down foreclosed real estate to fair value for the year ended December 31, 2015. The Company did not recognize any charges to write down foreclosed real estate to fair value for the year ended December 31, 2014.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2015 and 2014. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2015 and 2014. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2015 and 2014.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets

(In thousands)

	As of December 31,
	2015	2014
Assets:
Cash and cash equivalents	$461	$309
Other assets	971	911
Investment in subsidiaries	73,027	55,906

	$74,459	$57,126

Liabilities and Equity:
Accrued expenses	$63	$5
Stockholders' equity	74,396	57,121

	$74,459	$57,126

Statements of Income

(In thousands)

	Years Ended December 31,
	2015	2014

Dividend income from subsidiary	$18,200	$4,114
Other income	9	6
Other operating expenses	(1,116)	(376)

Income before income taxes and equity in undistributed net income of subsidiaries	17,093	3,744

Income tax benefit	179	145

Income before equity in undistributed net income of subsidiaries	17,272	3,889
Equity in undistributed net income of subsidiaries	(12,074)	1,705

Net income	$5,198	$5,594

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24 - continued)

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2014
Operating Activities:
Net income	$5,198	$5,594
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	12,074	(1,705)
Net change in other assets and liabilities	74	(71)
Net cash provided by operating activities	17,346	3,818

Investing Activities:
Investment in captive insurance subsidiary	0	(250)
Cost method equity investment	0	(171)
Net cash paid in acquisition of Peoples	(14,748)	0
Net cash used in investing activities	(14,748)	(421)

Financing Activities:
Advances on line of credit	500	0
Repayment of advances on line of credit	(500)	0
Purchase of treasury stock	(10)	(908)
Cash dividends paid	(2,436)	(2,312)
Net cash used in financing activities	(2,446)	(3,220)

Net increase in cash and cash equivalents	152	177

Cash and cash equivalents at beginning of year	309	132

Cash and cash equivalents at end of year	$461	$309

(25)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2015	2014

Cash payments for:
Interest	$978	$1,209
Income taxes	1,040	2,464

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$809	$262
Proceeds from sales of foreclosed real estate financed through loans	0	177

Noncash financing activity:
Issuance of common stock in Peoples acquisition	$14,755	$0

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2015 and 2014.

(In thousands, except share and per share data)	Years Ended December 31,
	2015	2014
Basic:

Net income attributable to First Capital, Inc.	$5,198	$5,594

Shares:
Weighted average common shares outstanding	2,783,508	2,755,588

Net income per common share attributable to First Capital, Inc., basic	$1.87	$2.03

Diluted:

Net income attributable to First Capital, Inc.	$5,198	$5,594

Shares:
Weighted average common shares outstanding	2,783,508	2,755,588
Add: Dilutive effect of restricted stock	404	0

Weighted average common shares outstanding, as adjusted	2,783,912	2,755,588

Net income per common share attributable to First Capital, Inc., diluted	$1.87	$2.03

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(27)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	(In thousands, except per share data)

Interest income	$4,496	$4,555	$4,553	$5,109
Interest expense	243	239	220	302
Net interest income	4,253	4,316	4,333	4,807
Provision for loan losses	0	50	0	0
Net interest income after provision for loan losses	4,253	4,266	4,333	4,807
Noninterest income	1,364	1,214	1,226	1,320
Noninterest expenses	3,679	3,761	3,651	4,517
Income before income taxes	1,938	1,719	1,908	1,610
Income tax expense	469	487	507	501

Net income	1,469	1,232	1,401	1,109
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,466	$1,228	$1,398	$1,106

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.53	$0.45	$0.51	$0.38
Diluted	$0.53	$0.45	$0.51	$0.38

2014

Interest income	$4,502	$4,663	$4,646	$4,588
Interest expense	298	297	280	269
Net interest income	4,204	4,366	4,366	4,319
Provision for loan losses	25	90	75	0
Net interest income after provision for loan losses	4,179	4,276	4,291	4,319
Noninterest income	979	1,287	1,438	1,232
Noninterest expenses	3,299	3,349	3,591	3,843
Income before income taxes	1,859	2,214	2,138	1,708
Income tax expense	559	692	611	450

Net income	1,300	1,522	1,527	1,258
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,297	$1,518	$1,524	$1,255

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.47	$0.55	$0.56	$0.45
Diluted	$0.47	$0.55	$0.56	$0.45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 29, 2016	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director	March 29, 2016
William W. Harrod	(principal executive officer)

/s/ Gerald L. Uhl	Chairman	March 29, 2016
Gerald L. Uhl

/s/ Michael C. Frederick	Executive Vice President, Chief Financial Officer and Treasurer	March 29, 2016
Michael C. Frederick	(principal accounting and financial officer)

/s/ Samuel E. Uhl	Director	March 29, 2016
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 29, 2016
Mark D. Shireman

/s/ Kenneth R. Saulman	Director	March 29, 2016
Kenneth R. Saulman

/s/ Michael L. Shireman	Director	March 29, 2016
Michael L. Shireman

/s/ Kathryn W. Ernstberger	Director	March 29, 2016
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 29, 2016
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 29, 2016
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 29, 2016
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 29, 2016
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 29, 2016
Dana L. Huber