Form 10-Q
period 2016-03-31
FIRST CAPITAL INC
filed 2016-05-13
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ___	Accelerated Filer ___

	Non-accelerated Filer ___	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,338,603 shares of common stock were outstanding as of April 29, 2016.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and due from banks	$20,235	$14,756
Interest bearing deposits with banks	2,214	3,635
Federal funds sold	86,342	90,783
Total cash and cash equivalents	108,791	109,174

Interest-bearing time deposits	16,410	16,655
Securities available for sale, at fair value	210,664	186,751
Securities-held to maturity	4	4
Loans, net	357,438	359,166
Loans held for sale	1,640	3,081
Federal Home Loan Bank and other stock, at cost	1,650	1,650
Foreclosed real estate	4,640	4,890
Premises and equipment	14,275	13,936
Accrued interest receivable	2,473	2,244
Cash value of life insurance	6,934	6,899
Goodwill	6,472	6,472
Core deposit intangible	1,369	1,406
Other assets	2,973	3,499

Total Assets	$735,733	$715,827

LIABILITIES
Deposits:
Noninterest-bearing	$129,940	$125,059
Interest-bearing	526,245	512,118
Total deposits	656,185	637,177

Accrued interest payable	152	167
Accrued expenses and other liabilities	3,326	3,975
Total liabilities	659,663	641,319

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,762,933 shares; outstanding 3,338,603 shares	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	43,872	42,991
Unearned stock compensation	(362)	(382)
Accumulated other comprehensive income	1,155	497
Less treasury stock, at cost - 424,330 shares	(8,263)	(8,263)
Total First Capital, Inc. stockholders' equity	75,955	74,396

Noncontrolling interest in subsidiary	115	112
Total equity	76,070	74,508

Total Liabilities and Equity	$735,733	$715,827

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,148	$3,930
Securities:
Taxable	751	262
Tax-exempt	287	246
Dividends	16	22
Other interest income	144	36
Total interest income	6,346	4,496
INTEREST EXPENSE
Deposits	500	243
Total interest expense	500	243
Net interest income	5,846	4,253
Provision for loan losses	75	0
Net interest income after provision for loan losses	5,771	4,253
NONINTEREST INCOME
Service charges on deposit accounts	924	774
Commission and fee income	125	99
Gain on sale of loans	250	308
Mortgage brokerage fees	-	13
Increase in cash value of life insurance	35	33
Other income	34	137
Total noninterest income	1,368	1,364
NONINTEREST EXPENSE
Compensation and benefits	2,717	2,010
Occupancy and equipment	428	311
Data processing	537	424
Professional fees	192	201
Advertising	92	69
Other expenses	1,024	664
Total noninterest expense	4,990	3,679
Income before income taxes	2,149	1,938
Income tax expense	564	469
Net Income	1,585	1,469
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$1,582	$1,466

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.47	$0.53
Diluted	$0.47	$0.53

Dividends per share on common shares	$0.21	$0.21

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net Income	$1,585	$1,469
OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	1,077	439
Income tax expense	(419)	(172)
Net of tax amount	658	267

Other Comprehensive Income, net of tax	658	267

Comprehensive Income	2,243	1,736
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$2,240	$1,733

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated	Unearned
		Additional		Other	Stock
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury	Noncontrolling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	and ESOP	Stock	Interest	Total

Balances at January 1, 2015	$32	$24,313	$40,229	$800	$0	$(8,253)	$112	$57,233

Net income	0	0	1,466	0	0	0	3	1,469

Other comprehensive income	0	0	0	267	0	0	0	267

Cash dividends	0	0	(576)	0	0	0	0	(576)

Restricted stock grants	0	478	0	0	(478)	0	0	0

Stock compensation expense	0	0	0	0	17	0	0	17

Balances at March 31, 2015	$32	$24,791	$41,119	$1,067	$(461)	$(8,253)	$115	$58,410

Balances at January 1, 2016	$38	$39,515	$42,991	$497	$(382)	$(8,263)	$112	$74,508

Net income	0	0	1,582	0	0	0	3	1,585

Other comprehensive income	0	0	0	658	0	0	0	658

Cash dividends	0	0	(701)	0	0	0	0	(701)

Stock compensation expense	0	0	0	0	20	0	0	20

Balances at March 31, 2016	$38	$39,515	$43,872	$1,155	$(362)	$(8,263)	$115	$76,070

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$1,585	$1,469
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	186	176
Depreciation and amortization expense	289	171
Deferred income taxes	165	351
Stock compensation expense	21	17
Increase in cash value of life insurance	(35)	(33)
Gain on life insurance	0	(110)
Provision for loan losses	75	0
Proceeds from sales of loans	10,886	8,249
Loans originated for sale	(9,195)	(6,498)
Gain on sale of loans	(250)	(308)
Decrease (increase) in accrued interest receivable	(229)	9
Decrease in accrued interest payable	(15)	(3)
Net change in other assets/liabilities	(691)	648
Net Cash Provided By Operating Activities	2,792	4,138

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(500)	(990)
Proceeds from maturities and sales of interest-bearing time deposits	745	245
Purchase of securities available for sale	(62,112)	(7,336)
Proceeds from maturities of securities available for sale	36,300	5,213
Principal collected on mortgage-backed obligations	2,773	3,150
Net decrease in loans receivable	1,395	3,101
Proceeds from sale of foreclosed real estate	508	0
Purchase of premises and equipment	(591)	(212)
Net Cash Provided By (Used In) Investing Activities	(21,482)	3,171

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	19,008	(1,406)
Dividends paid	(701)	(576)
Net Cash Provided By (Used In) Financing Activities	18,307	(1,982)

Net Increase (Decrease) in Cash and Cash Equivalents	(383)	5,327
Cash and cash equivalents at beginning of period	109,174	33,243
Cash and Cash Equivalents at End of Period	$108,791	$38,570

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank's operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At March 31, 2016, this noncontrolling interest represented 0.2% ownership of the REIT. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and manages certain foreclosed real estate properties.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2016, and the results of operations and the cash flows for the three months ended March 31, 2016 and 2015. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Acquisition of Peoples Bancorp, Inc. of Bullitt County

On December 4, 2015, the Company completed its acquisition of Peoples Bancorp, Inc. of Bullitt County (“Peoples”) and its wholly owned subsidiary The Peoples Bank of Bullitt County (“Peoples Bank”), headquartered in Shepherdsville, Kentucky, pursuant to an Agreement and Plan of Merger dated June 4, 2015 (the “Merger Agreement”). Under the Merger Agreement, Peoples merged with and into the Company, with the Company as the surviving corporation, and Peoples Bank merged with and into the Bank, with the Bank as the surviving financial institution. The acquisition expanded the Company’s presence into Bullitt County, Kentucky and its overall presence in the greater Louisville, Kentucky metropolitan market. The Company expects to benefit from growth in this new market area as well as from expansion of the banking services provided to the existing customers of Peoples Bank. Cost savings are also expected for the combined bank through economies of scale and the consolidation of business operations.

The Company paid cash consideration of $14.7 million in the transaction and issued 580,017 shares of Company common stock, with a total fair value of $14.8 million. As part of the merger, the Company acquired foreclosed real estate with an estimated fair value of $3.75 million (the “Contingent Assets”). Under the terms of the Merger Agreement, if the Company sells the Contingent Assets within 24 months after the effective date of the merger or has entered into a written contract for the sale of the Contingent Assets which are then sold within 60 days after the expiration of that 24-month period, the Company will distribute additional cash consideration of 50% of the sale proceeds in excess of $3.75 million on a pro rata basis to the former shareholders of Peoples. At March 31, 2016, there was no written contract for the sale of the Contingent Assets and no contingent consideration is anticipated.

The transaction was accounted for using the acquisition method of accounting. Accordingly, the results of operations of Peoples have been included in the Company’s results of operations since the date of acquisition. Under the acquisition method of accounting, the purchase price was assigned to the assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess of cost over the fair value of the acquired net assets of $1.1 million was recorded as goodwill. The goodwill arising from the acquisition consisted largely of the synergies and economies of scale expected from combining the operations of the Company and Peoples. No amount of the goodwill arising in the acquisition is deductible for income tax purposes.

Acquisition-related costs of approximately $53,000 are included in noninterest expense in the accompanying consolidated statement of income for the three months ended March 31, 2015. There were no acquisition-related costs for the three months ended March 31, 2016.

Additional information regarding the Peoples acquisition can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2016
Securities available for sale:
Agency mortgage-backed securities	$65,507	$309	$106	$65,710
Agency CMO	11,427	46	82	11,391
Other debt securities:
Agency notes and bonds	79,377	97	120	79,354
Municipal obligations	52,285	1,725	50	53,960
Subtotal - debt securities	208,596	2,177	358	210,415

Mutual Funds	249	0	0	249

Total Securities available for sale	$208,845	$2,177	$358	$210,664

Securities held to maturity:
Agency mortgage-backed securities	$4	$0	$0	$4

Total securities held to maturity	$4	$0	$0	$4

December 31, 2015
Securities available for sale:
Agency mortgage-backed securities	$42,158	$123	$271	$42,010
Agency CMO	9,391	41	101	9,331
Other debt securities:
Agency notes and bonds	84,797	11	355	84,453
Municipal obligations	49,527	1,372	60	50,839
Subtotal - debt securities	185,873	1,547	787	186,633

Mutual Funds	118	0	0	118

Total Securities available for sale	$185,991	$1,547	$787	$186,751

Securities held to maturity:
Agency mortgage-backed securities	$4	$0	$0	$4

Total securities held to maturity	$4	$0	$0	$4

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

The amortized cost and fair value of debt securities as of March 31, 2016, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$1,948	$1,959	$0	$0
Due after one year through five years	75,360	75,502	0	0
Due after five years through ten years	24,823	25,251
Due after ten years	29,531	30,602	0	0
	131,662	133,314	0	0
Mortgage-backed securities and CMO	76,934	77,101	4	4

	$208,596	$210,415	$4	$4

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2016, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At March 31, 2016, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	17	$43,556	$120
Agency CMO	5	3,109	38
Agency mortgage-backed securities	17	21,262	89
Muncipal obligations	4	4,229	50

Total less than twelve months	43	72,156	297

Continuous loss position more than twelve months:
Agency CMO	7	4,273	44
Agency mortgage-backed securities	3	2,190	17

Total more than twelve months	10	6,463	61

Total securities available for sale	53	$78,619	$358

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

At March 31, 2016, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.5% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2016, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

The Company did not sell any securities during the three months ended March 31, 2016 or March 31, 2015.

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

The Company’s loan and allowance for loan loss policies are as follows:

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in the Louisville, Kentucky metropolitan statistical area (MSA). The ability of the Company’s customers to honor their loan agreements is dependent upon the real estate and general economic conditions in this area.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At March 31, 2016, the Company had nine loans on which partial charge-offs of $388,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of March 31, 2016 and December 31, 2015.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

At March 31, 2016, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $796,000.

Loans at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015
Real estate mortgage loans:
Residential	$144,192	$147,933
Land	13,108	12,962
Residential construction	13,764	16,391
Commercial real estate	86,684	84,493
Commercial real estate contruction	1,547	1,090
Commercial business loans	24,568	23,095
Consumer loans:
Home equity and second mortgage loans	37,835	38,476
Automobile loans	30,294	28,828
Loans secured by savings accounts	1,958	2,096
Unsecured loans	3,996	4,350
Other consumer loans	7,087	7,210
Gross loans	365,033	366,924
Less undisbursed portion of loans in process	(4,892)	(4,926)
Principal loan balance	360,141	361,998
Deferred loan origination fees, net	616	583
Allowance for loan losses	(3,319)	(3,415)
Loans, net	$357,438	$359,166

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2016:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$144,192	$13,108	$10,419	$86,684	$24,568	$37,835	$43,335	$360,141

Accrued interest receivable	617	63	44	321	89	132	173	1,439

Net deferred loan origination fees and costs	67	8	1	(42)	(6)	588	0	616

Recorded investment in loans	$144,876	$13,179	$10,464	$86,963	$24,651	$38,555	$43,508	$362,196

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,961	$0	$0	$3,360	$163	$66	$48	$5,598
Collectively evaluated for impairment	142,405	13,179	10,464	83,206	24,488	38,489	43,460	355,691
Acquired with deteriorated credit quality	510	0	0	397	0	0	0	907

Ending balance	$144,876	$13,179	$10,464	$86,963	$24,651	$38,555	$43,508	$362,196

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2015:

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

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,996	$24	$0	$3,623	$167	$136	$0	$5,946
Collectively evaluated for impairment	145,695	13,014	12,616	80,639	22,986	39,041	42,655	356,646
Acquired with deteriorated credit quality	884	0	0	466	0	0	0	1,350

Ending balance	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses as of March 31, 2016 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$43	$0	$0	$84	$100	$14	$16	$257
Collectively evaluated for impairment	421	84	45	1,384	173	707	242	3,056
Acquired with deteriorated credit quality	6	0	0	0	0	0	0	6

Ending balance	$470	$84	$45	$1,468	$273	$721	$258	$3,319

An analysis of the allowance for loan losses as of December 31, 2015 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$6	$0	$0	$49	$100	$11	$0	$166
Collectively evaluated for impairment	521	157	47	1,492	161	615	256	3,249
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2016 is as follows:

	Residential			Commercial	Commercial	Home Equity	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415
Provisions for loan losses	(29)	(64)	(2)	(63)	10	126	97	75
Charge-offs	(40)	(9)	0	(14)	0	(35)	(125)	(223)
Recoveries	12	0	0	4	2	4	30	52

Ending balance	$470	$84	$45	$1,468	$273	$721	$258	$3,319

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2015 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846
Provisions for loan losses	81	(4)	5	(47)	(59)	(8)	32	0
Charge-offs	(20)	0	0	0	(1,183)	(1)	(52)	(1,256)
Recoveries	2	0	0	8	1	5	28	44

Ending balance	$672	$197	$65	$1,462	$239	$716	$283	$3,634

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

At March 31, 2016 and December 31, 2015, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, vacant land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.6 million at March 31, 2016 and $1.4 million at December 31, 2015. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at March 31, 2016 and December 31, 2015. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $480,000 and $457,000 at March 31, 2016 and December 31, 2015, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2015 to March 31, 2016.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $581,000 and $410,000 at March 31, 2016 and December 31, 2015, respectively. During the period from December 31, 2015 to March 31, 2016, management adjusted these factors to compensate for the acquisition of the Peoples loan portfolio.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2016 and for the three months ended March 31, 2016 and 2015. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2016 and 2015.

	At March 31, 2016			Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,751	$2,099	$0	$1,845	$6	$1,245	$5
Land	0	0	0	12	0	18	0
Construction	0	0	0	0	0	0	0
Commercial real estate	3,129	3,445	0	3,259	19	1,781	19
Commercial business	63	66	0	65	0	13	0
Home equity/2nd mortgage	52	62	0	56	0	69	0
Other consumer	0	0	0	0	0	0	0

	4,995	5,672	0	5,237	25	3,126	24

Loans with an allowance recorded:
Residential	210	215	43	134	0	240	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	231	258	84	233	0	41	0
Commercial business	100	100	100	100	0	839	0
Home equity/2nd mortgage	14	14	14	47	0	80	0
Other consumer	48	48	16	24	0	0	0

	603	635	257	538	0	1,200	0

Total:
Residential	1,961	2,314	43	1,979	6	1,485	5
Land	0	0	0	12	0	18	0
Construction	0	0	0	0	0	0	0
Commercial real estate	3,360	3,703	84	3,492	19	1,822	19
Commercial business	163	166	100	165	0	852	0
Home equity/2nd mortgage	66	76	14	103	0	149	0
Other consumer	48	48	16	24	0	0	0

	$5,598	$6,307	$257	$5,775	$25	$4,326	$24

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2015:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,938	$2,330	$0
Land	24	27	0
Construction	0	0	0
Commercial real estate	3,389	3,706	0
Commercial business	67	67	0
Home equity/2nd mortgage	56	65	0
Other consumer	0	0	0

	5,474	6,195	0

Loans with an allowance recorded:
Residential	58	62	6
Land	0	0	0
Construction	0	0	0
Commercial real estate	234	260	49
Commercial business	100	100	100
Home equity/2nd mortgage	80	81	11
Other consumer	0	0	0

	472	503	166

Total:
Residential	1,996	2,392	6
Land	24	27	0
Construction	0	0	0
Commercial real estate	3,623	3,966	49
Commercial business	167	167	100
Home equity/2nd mortgage	136	146	11
Other consumer	0	0	0

	$5,946	$6,698	$166

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$1,468	$13	$1,481	$1,648	$271	$1,919
Land	0	0	0	24	75	99
Construction	0	0	0	0	0	0
Commercial real estate	2,014	0	2,014	2,267	0	2,267
Commercial business	163	0	163	167	0	167
Home equity/2nd mortgage	46	0	46	116	0	116
Other consumer	48	2	50	0	9	9

Total	$3,739	$15	$3,754	$4,222	$355	$4,577

The following table presents the aging of the recorded investment in loans at March 31, 2016:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$2,804	$684	$731	$4,219	$140,147	$510	$144,876
Land	185	73	0	258	12,921	0	13,179
Construction	0	0	0	0	10,464	0	10,464
Commercial real estate	105	237	963	1,305	85,261	397	86,963
Commercial business	8	0	163	171	24,480	0	24,651
Home equity/2nd mortgage	330	0	14	344	38,211	0	38,555
Other consumer	181	32	50	263	43,245	0	43,508

Total	$3,613	$1,026	$1,921	$6,560	$354,729	$907	$362,196

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2015:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$3,078	$786	$1,256	$5,120	$142,571	$884	$148,575
Land	55	26	99	180	12,858	0	13,038
Construction	71	0	0	71	12,545	0	12,616
Commercial real estate	435	773	396	1,604	82,658	466	84,728
Commercial business	0	100	67	167	22,986	0	23,153
Home equity/2nd mortgage	365	6	80	451	38,726	0	39,177
Other consumer	464	13	9	486	42,169	0	42,655

Total	$4,468	$1,704	$1,907	$8,079	$354,513	$1,350	$363,942

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
March 31, 2016
Pass	$139,910	$10,336	$10,300	$76,730	$23,870	$38,509	$43,414	$343,069
Special Mention	1,399	124	164	7,157	618	0	46	9,508
Substandard	1,656	2,719	0	701	0	0	0	5,076
Doubtful	1,911	0	0	2,375	163	46	48	4,543
Loss	0	0	0	0	0	0	0	0

Total	$144,876	$13,179	$10,464	$86,963	$24,651	$38,555	$43,508	$362,196

December 31, 2015
Pass	$140,438	$10,077	$12,286	$76,389	$22,365	$38,956	$42,553	$343,064
Special Mention	3,657	125	330	4,446	471	0	53	9,082
Substandard	1,948	2,812	0	1,195	150	105	49	6,259
Doubtful	2,532	24	0	2,698	167	116	0	5,537
Loss	0	0	0	0	0	0	0	0

Total	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Troubled Debt Restructurings

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$342	$328	$670	$0	$342	$315	$657	$0
Commercial real estate	1,339	252	1,591	0	1,348	294	1,642	0
Commercial business	0	0	0	0	0	0	0	0
Home equity and 2nd mortgage	19	0	19	0	20	0	20	0

Total	$1,700	$580	$2,280	$0	$1,710	$609	$2,319	$0

At March 31, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during either the three months ended March 31, 2016 or March 31, 2015.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2016 or March 31, 2015.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2016 and 2015. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Purchased Credit Impaired (PCI) Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Such loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. In determining the estimated fair value of purchased loans or pools, management considers a number of factors including the remaining life, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received, among others. Purchased loans that have evidence of credit deterioration since origination for which it is deemed probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310-30. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The difference between the expected cash flows and the fair value at acquisition is recorded as interest income over the remaining life of the loan or pool of loans and is referred to as the accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which is recognized as future interest income.

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(In thousands)	2016	2015

Residential real estate	$510	$884
Commercial real estate	397	466
Carrying amount	907	1,350
Allowance for loan losses	(6)	-

Carrying amount, net of allowance	$901	$1,350

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $1.1 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.

The allowance for loan losses related to PCI loans was $6,000 at March 31, 2016. There was no allowance for loan losses related to PCI loans at December 31, 2015. Provisions for loan losses of $6,000 related to PCI loans were recognized for the three-month period ended March 31, 2016. There were no provisions for loan loss related to PCI loans for the three-month period ended March 31, 2015. There were no reductions of the allowance for loan losses on PCI loans for the three-month periods ended March 31, 2016 and 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Accretable yield, or income expected to be collected, is as follows for the three-month period ended March 31, 2016:

(In thousands)

Balance at January 1	$319
New loans purchased	-
Accretion to income	(25)
Disposals and other adjustments	(53)
Reclassification (to) from nonaccretable difference	(96)

Balance at March 31	$145

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,
	2016	2015
(Dollars in thousands, except per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$1,582	$1,466

Shares:
Weighted average common shares outstanding	3,339,103	2,740,502

Net income attributable to First Capital, Inc. per common share, basic	$0.47	$0.53

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,582	$1,466

Shares:
Weighted average common shares outstanding	3,339,103	2,740,502
Add: Dilutive effect of restricted stock	2,180	0

Weighted average common shares outstanding, as adjusted	3,341,283	2,740,502

Net income attributable to First Capital, Inc. per common share, diluted	$0.47	$0.53

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common share outstanding.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2016, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably over a five-year period. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month period ended March 31, 2016 was $21,000.

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2016 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2016	18,000	$24.50
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2016	18,000	$24.50

At March 31, 2016, there was $362,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.25 years.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash payments for:
Interest	$515	$246
Taxes	0	0

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	366	480

8.	Fair Value Measurements

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

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:	Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Leve l3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2016 and December 31, 2015. The Company had no liabilities measured at fair value as of March 31, 2016 or December 31, 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2016
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$65,710	$0	$65,710
Agency CMO	0	11,391	0	11,391
Agency notes and bonds	0	79,354	0	79,354
Municipal obligations	0	53,960	0	53,960
Mutual funds	249	0	0	249
Total securities available for sale	$249	$210,415	$0	$210,664

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,918	$1,918
Commercial real estate	0	0	3,276	3,276
Commercial business	0	0	63	63
Home equity and second mortgage	0	0	52	52
Other consumer	0	0	32	32
Total impaired loans	$0	$0	$5,341	$5,341

Loans held for sale	$0	$1,640	$0	$1,640

Foreclosed real estate:
Residential real estate	$0	$0	$767	$767
Land	0	0	203	203
Commercial real estate	0	0	3,670	3,670
Total foreclosed real estate	$0	$0	$4,640	$4,640

December 31, 2015
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$42,010	$0	$42,010
Agency CMO	0	9,331	0	9,331
Agency notes and bonds	0	84,453	0	84,453
Municipal obligations	0	50,839	0	50,839
Mutual funds	118	0	0	118
Total securities available for sale	$118	$186,633	$0	$186,751

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,990	$1,990
Land	0	0	24	24
Commercial real estate	0	0	3,574	3,574
Commercial business	0	0	67	67
Home equity and second mortgage	0	0	125	125
Total impaired loans	$0	$0	$5,780	$5,780

Loans held for sale	$0	$3,081	$0	$3,081

Foreclosed real estate:
Residential real estate	$0	$0	$557	$557
Land	0	0	203	203
Commercial real estate	0	0	4,130	4,130
Total foreclosed real estate	$0	$0	$4,890	$4,890

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2016 and December 31, 2015, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 63%, with a weighted average discount of 23%. At December 31, 2015, the discount from appraised value ranged from 10% to 59%, with a weighted average discount of 16%. The Company recognized provisions for loan losses of $106,000 and $35,000 for the three months ended March 31, 2016 and 2015, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2016, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 1% to 46%, with a weighted average of 38%. At December 31, 2015, the discount from appraised value ranged from 9% to 43%, with a weighted average of 30%. The Company recognized losses of $83,000 to write down foreclosed real estate for the three month period ended March 31, 2016. There were no charges to write down foreclosed real estate to fair value for the three month period ended March 31, 2015.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2016 and 2015. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2016 and 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2016 and 2015.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2016
Financial assets:
Cash and cash equivalents	$108,791	$108,791	$108,791	$0	$0
Interest-bearing time deposits	16,410	16,476	0	16,476	0
Securities available for sale	210,664	210,664	249	210,415	0
Securities held to maturity	4	4	0	4	0
Loans held for sale	1,640	1,677	0	1,677	0
Loans, net	357,438	363,716	0	0	363,716
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,473	2,473	0	2,473	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	656,185	655,807	0	0	655,807
Accrued interest payable	152	152	0	152	0

December 31, 2015:
Financial assets:
Cash and cash equivalents	$109,174	$109,174	$109,174	$0	$0
Interest-bearing time deposits	16,655	16,696	0	16,696	0
Securities available for sale	186,751	186,751	118	186,633	0
Securities held to maturity	4	4	0	4	0
Loans held for sale	3,081	3,145	0	3,145	0
Loans, net	359,166	359,784	0	0	359,784
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,244	2,244	0	2,244	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	637,177	636,406	0	0	636,406
Accrued interest payable	167	167	0	167	0

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions. The fair value of financial instruments with off-balance-sheet risk (primarily loan commitments) is considered immaterial. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents

For cash and short-term investments, including cash and due from banks, interest-bearing deposits with banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

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

Borrowed Funds

The carrying amounts of retail repurchase agreements and other short-term borrowings approximate their fair value. The fair value of advances from FHLB is estimated by discounting the future cash flows using the current rates at which similar loans with the same remaining maturities could be obtained.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts nor guarantees of future performance; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies.

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2016, there were no significant changes in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition

Total assets increased $19.9 million from $715.8 million at December 31, 2015 to $735.7 million at March 31, 2016.

Net loans receivable (excluding loans held for sale) decreased $1.8 million from $359.2 million at December 31, 2015 to $357.4 million at March 31, 2016. Residential mortgage loans and residential construction loans decreased $3.7 million and $2.1 million, respectively, during the three months ended March 31, 2016 while commercial real estate loans and commercial business loans increased $2.2 million and $1.5 million, respectively, during the period.

Securities available for sale increased $23.9 million from $186.8 million at December 31, 2015 to $210.7 million at March 31, 2016. Purchases of $62.1 million of securities classified as available for sale were made during the three months ended March 31, 2016 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities and municipal bonds. Maturities and principal repayments of available for sale securities totaled $36.3 million and $2.8 million, respectively, during the three months ended March 31, 2016.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $109.2 million at December 31, 2015 to $108.8 million at March 31, 2016, primarily due to decreases in federal funds sold and interest bearing deposits in banks of $4.4 million and $1.4 million, respectively, partially offset by a $5.5 million increase in cash and due from banks.

Total deposits increased 3.0% from $637.2 million at December 31, 2015 to $656.2 million at March 31, 2016. Interest-bearing demand and savings accounts increased $17.1 million during the three months ended March 31, 2016 primarily due to normal fluctuations in accounts of local municipalities, new accounts and current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. This resulted in a decrease in time deposits of $3.0 million during the period. Noninterest-bearing checking accounts increased by $4.9 million during the period due to normal balance fluctuations and new accounts.

Total stockholders' equity attributable to the Company increased from $74.4 million at December 31, 2015 to $76.0 million at March 31, 2016 primarily due to retained net income of $881,000 and an increase of $658,000 in the net unrealized gain on securities available for sale for the three months ended March 31, 2016. The increase in unrealized gains on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net Income for the three-month periods ended March 31, 2016 and 2015. Net income attributable to the Company was $1.6 million ($0.47 per share) for the three months ended March 31, 2016 compared to $1.5 million ($0.53 per share) for the three months ended March 31, 2015. The increase is primarily due to an increase in net interest income after provision for loan losses, partially offset by an increase in noninterest expense. The Company issued 580,017 shares of Company common stock in December 2015 as part of the Peoples acquisition (see Note 2 to the consolidated financial statements), which caused the decrease in earnings per share for 2016 despite an increase in net income.

Net interest income for the three-month periods ended March 31, 2016 and 2015. Net interest income increased $1.6 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in interest-earning assets, partially offset by decrease in the interest rate spread.

Total interest income increased $1.9 million for the three months ended March 31, 2016 compared to the same period in 2015. For the three months ended March 31, 2016, the average balance of interest-earning assets and their tax-equivalent yield were $671.3 million and 3.88%, respectively. During the same period in 2015, the average balance of those assets was $432.0 million and the tax-equivalent yield was 4.31%. Both the increase in average balance of interest-earning assets and the decrease in the average tax-equivalent yield for the three months ended March 31, 2016 are primarily attributable to the Peoples acquisition. Through the acquisition, the Company acquired loans, investment securities, interest-bearing deposits with banks and federal funds sold with fair values of approximately $56 million, $132 million, $5 million and $28 million, respectively. The high concentration of investment securities, interest-bearing deposits with banks and federal funds sold, which generally provide a lower yield than loans, led to the decrease in the overall tax-equivalent yield on interest-earning assets for 2016.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense increased $257,000 for the three months ended March 31, 2016 compared to the same period in 2015. The average rate paid on interest-bearing liabilities increased from 0.29% for the three months ended March 31, 2015 to 0.39% for the same period in 2016. The average balance of interest-bearing liabilities increased from $337.4 million for 2015 to $514.2 million for 2016 primarily due to the Peoples acquisition, with the Company assuming deposit liabilities with a fair value of $209 million. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased from 4.02% for the three months ended March 31, 2015 to 3.49% for the same period in 2016.

Provision for loan losses. The provision for loan losses was $75,000 for the three-month period ended March 31, 2016 based on management’s analysis of the allowance for loan losses. No provision for loan losses was recorded for the three months ended March 31, 2015. The Bank recognized net charge-offs of $171,000 for the three months ended March 31, 2016 compared to $1.2 million during the same period in 2015. The net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods.

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

The allowance for loan losses was $3.3 million at March 31, 2016 and $3.4 million at December 31, 2015. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At March 31, 2016, nonperforming loans amounted to $3.8 million compared to $4.6 million at December 31, 2015. Included in nonperforming loans at March 31, 2016 are loans 90 days or more past due and still accruing interest of $15,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2016 and December 31, 2015, nonaccrual loans amounted to $3.7 million and $4.2 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2016 and 2015. Noninterest income was $1.4 million for the three-month periods ended March 31, 2016 and 2015. Service charges on deposit accounts increased $150,000 when comparing the two periods primarily due to fees earned on the acquired Peoples accounts. This was partially offset by decreases in other income and gains on the sale of loans of $103,000 and $58,000, respectively, when comparing the two periods. The decrease in other income was primarily due to a gain on life insurance of $110,000 recognized during the three months ended March 31, 2015, and the decrease in the gains on the sale of loans is due to gains on the sale of commercial Small Business Administration loans recognized during the first quarter of 2015.

Noninterest expense for the three-month periods ended March 31, 2016 and 2015. Noninterest expense for the three months ended March 31, 2016 increased $1.3 million compared to the same period in 2015, due primarily to the increased expenses associated with operating the five offices acquired from Peoples. Compensation and benefits increased $707,000 when comparing the two periods due to normal salary increases and the retained Peoples personnel. Other expenses, occupancy and equipment expense and data processing expense also increased $360,000, $117,000 and $113,000, respectively, when comparing the three months ended March 31, 2016 to the same period in 2015.

Income tax expense. Income tax expense for the three-month period ended March 31, 2016 was $564,000, for an effective tax rate of 26.2%, compared to $469,000, for an effective tax rate of 24.2%, for the same period in 2015. The increase in effective tax rates is primarily due to a decrease in tax-exempt income as a percent of income before taxes in 2016.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2016, the Bank had cash and cash equivalents of $108.8 million and securities available-for-sale with a fair value of $210.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (OCC) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $629,000 at March 31, 2016.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2016, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.2%, 15.2%, 15.2% and 15.9%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2016, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

For the three months ended March 31, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2016 and December 31, 2015 financial information:

	At March 31, 2016		At December 31, 2015
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(49)	(0.21)%	$903	3.79%
200bp	74	0.32	756	3.18
100bp	9	0.04	442	1.86
Static	0	0	0	0
(100)bp	(633)	(2.75)	(1,296)	(5.44)

At March 31, 2016 and December 31, 2015, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario. At March 31, 2016, an immediate and sustained increase in rates of 3.00% would slightly decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario while at December 31, 2015, the same change would have resulted in an increase in the Company’s projected net interest income.

The Company also has longer term interest rate risk exposure, which may not be appropriately measured by Net Interest Income at Risk modeling. Therefore, the Company also uses an Economic Value of Equity (EVE) interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of all cash flows for on and off balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Company’s EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer term re-pricing and option risk in the balance sheet.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2016 and December 31, 2015 financial information:

	At March 31, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$79,005	$(16,734)	(17.48)%	11.42%	(155	)bp
200bp	88,013	(7,726)	(8.07)	12.45	(52	)bp
100bp	93,670	(2,069)	(2.16)	12.96	(1	)bp
Static	95,739	0	0	12.97	0	bp
(100)bp	100,566	4,827	5.04	13.34	37	bp

	At December 31, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$84,935	$(16,474)	(16.25)%	12.72%	(151	)bp
200bp	95,621	(5,788)	(5.71)	14.01	(22	)bp
100bp	102,349	940	0.93	14.67	44	bp
Static	101,409	0	0	14.23	0	bp
(100)bp	98,469	(2,940)	(2.90)	13.55	(68	)bp

The previous tables indicate that at March 31, 2016 and December 31, 2015, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase in prevailing interest rates. At March 31, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates and an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at December 31, 2015, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase and a decrease in the EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended March 31, 2016. The maximum number of shares that may yet be purchased under the plan is 144,671.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)
	3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer
	101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 13, 2016	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 13, 2016	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer