Form 10-Q
period 2016-06-30
FIRST CAPITAL INC
filed 2016-08-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ___	Accelerated Filer ___

	Non-accelerated Filer ___	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,337,552 shares of common stock were outstanding as of July 29, 2016.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and due from banks	$20,375	$14,756
Interest bearing deposits with banks	1,490	3,635
Federal funds sold	48,663	90,783
Total cash and cash equivalents	70,528	109,174

Interest-bearing time deposits	16,035	16,655
Securities available for sale, at fair value	249,604	186,751
Securities-held to maturity	3	4
Loans, net	362,129	359,166
Loans held for sale	1,191	3,081
Federal Home Loan Bank and other stock, at cost	1,650	1,650
Foreclosed real estate	4,252	4,890
Premises and equipment	14,341	13,936
Accrued interest receivable	2,342	2,244
Cash value of life insurance	7,001	6,899
Goodwill	6,472	6,472
Core deposit intangible	1,332	1,406
Other assets	2,464	3,499

Total Assets	$739,344	$715,827

LIABILITIES
Deposits:
Noninterest-bearing	$118,985	$125,059
Interest-bearing	538,472	512,118
Total deposits	657,457	637,177

Accrued interest payable	145	167
Accrued expenses and other liabilities	3,727	3,975
Total liabilities	661,329	641,319

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share
Authorized 5,000,000 shares; issued 3,762,933 shares; outstanding 3,337,612 shares (3,338,603 in 2015)	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	44,954	42,991
Unearned stock compensation	(343)	(382)
Accumulated other comprehensive income	2,041	497
Less treasury stock, at cost -425,321 shares (424,330 in 2015)	(8,295)	(8,263)
Total First Capital, Inc. stockholders' equity	77,910	74,396

Noncontrolling interest in subsidiary	105	112
Total equity	78,015	74,508

Total Liabilities and Equity	$739,344	$715,827

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,018	$3,963	$10,166	$7,893
Securities:
Taxable	812	268	1,563	530
Tax-exempt	296	244	583	490
Federal Home Loan Bank dividends	17	30	33	52
Federal funds sold and interest bearing deposits with banks	146	50	290	86
Total interest income	6,289	4,555	12,635	9,051
INTEREST EXPENSE
Deposits	456	239	956	482
Total interest expense	456	239	956	482
Net interest income	5,833	4,316	11,679	8,569
Provision for loan losses	150	50	225	50
Net interest income after provision for loan losses	5,683	4,266	11,454	8,519
NONINTEREST INCOME
Service charges on deposit accounts	998	856	1,922	1,630
Commission income	69	85	194	184
Gain on sale of securities	176	0	176	0
Gain on sale of loans	268	178	518	486
Mortgage brokerage fees	0	33	0	46
Increase in cash surrender value of life insurance	68	34	103	67
Other income	36	28	70	165
Total noninterest income	1,615	1,214	2,983	2,578
NONINTEREST EXPENSE
Compensation and benefits	2,620	1,971	5,337	3,981
Occupancy and equipment	347	312	775	623
Data processing	597	406	1,134	830
Professional fees	245	380	437	581
Advertising	83	79	175	148
Other operating expenses	952	613	1,976	1,277
Total noninterest expense	4,844	3,761	9,834	7,440
Income before income taxes	2,454	1,719	4,603	3,657
Income tax expense	667	487	1,231	956
Net Income	1,787	1,232	3,372	2,701
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$1,783	$1,228	$3,365	$2,694

Earnings per common share attributable to First Capital, Inc.
Basic	$0.53	$0.45	$1.01	$0.98
Diluted	$0.53	$0.45	$1.01	$0.98

Dividends per share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Net Income	$1,787	$1,232	$3,372	$2,701

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,641	(1,073)	2,719	(637)
Income tax (expense) benefit	(639)	418	(1,059)	248
Net of tax amount	1,002	(655)	1,660	(389)

Less:reclassification adjustment for realized gains included
in net income	(176)	0	(176)	0
Income tax expense	60	0	60	0
Net of tax amount	(116)	0	(116)	0

Other Comprehensive Income (Loss), net of tax	886	(655)	1,544	(389)

Comprehensive Income	2,673	577	4,916	2,312
Less:comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income Attributable to First Capital, Inc.	$2,669	$573	$4,909	$2,305

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
Balances at January 1, 2015	$32	$24,313	$40,229	$0	$800	$(8,253)	$112	$57,233
Net income	0	0	2,694	0	0	0	7	2,701
Other comprehensive loss	0	0	0	0	(389)	0	0	(389)
Cash dividends	0	0	(1,155)	0	0	0	(14)	(1,169)
Restricted stock grants, net of forfeitures	0	453	0	(453)	0	0	0	0
Stock compensation expense	0	0	0	38	0	0	0	38
Balances at June 30, 2015	$32	$24,766	$41,768	$(415)	$411	$(8,253)	$105	$58,414

Balances at January 1, 2016	$38	$39,515	$42,991	$(382)	$497	$(8,263)	$112	$74,508
Net income	0	0	3,365	0	0	0	7	3,372
Other comprehensive income	0	0	0	0	1,544	0	0	1,544
Cash dividends	0	0	(1,402)	0	0	0	(14)	(1,416)
Stock compensation expense	0	0	0	39	0	0	0	39
Purchase of treasury shares	0	0	0	0	0	(32)	0	(32)
Balances at June 30, 2016	$38	$39,515	$44,954	$(343)	$2,041	$(8,295)	$105	$78,015

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$3,372	$2,701
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	472	349
Depreciation and amortization expense	579	349
Deferred income taxes	162	263
Stock compensation expense	39	38
Increase in cash value of life insurance	(103)	(67)
Gain on life insurance	0	(110)
Gain on sale of securities	(176)	0
Provision for loan losses	225	50
Proceeds from sales of loans	22,858	16,586
Loans originated for sale	(20,450)	(16,165)
Gain on sale of loans	(518)	(486)
Decrease (increase) in accrued interest receivable	(98)	42
Decrease in accrued interest payable	(22)	(33)
Net change in other assets/liabilities	(312)	(735)
Net Cash Provided By Operating Activities	6,028	2,782

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(495)	(1,490)
Proceeds from maturities and sales of interest-bearing time deposits	1,115	245
Purchase of securities available for sale	(138,801)	(15,366)
Proceeds from maturities of securities available for sale	66,150	10,264
Proceeds from sales of securities available for sale	4,583	0
Principal collected on mortgage-backed obligations	7,402	6,016
Net (increase) decrease in loans receivable	(3,345)	1,125
Proceeds from redemption of Federal Home Loan Bank stock	0	691
Proceeds from sale of foreclosed real estate	795	74
Purchase of premises and equipment	(910)	(379)
Net Cash Provided By (Used In) Investing Activities	(63,506)	1,180

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,280	3,611
Purchase of treasury stock	(32)	0
Dividends paid	(1,416)	(1,169)
Net Cash Provided By Financing Activities	18,832	2,442

Net Increase (Decrease) in Cash and Cash Equivalents	(38,646)	6,404
Cash and cash equivalents at beginning of period	109,174	33,243
Cash and Cash Equivalents at End of Period	$70,528	$39,647

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank's operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At June 30, 2016, this noncontrolling interest represented 0.2% ownership of the REIT. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and manages certain foreclosed real estate properties.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2016, and the results of operations for the three months and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

The Company paid cash consideration of $14.7 million in the transaction and issued 580,017 shares of Company common stock, with a total fair value of $14.8 million. As part of the merger, the Company acquired foreclosed real estate with an estimated fair value of $3.75 million (the “Contingent Assets”). Under the terms of the Merger Agreement, if the Company sells the Contingent Assets within 24 months after the effective date of the merger or has entered into a written contract for the sale of the Contingent Assets which are then sold within 60 days after the expiration of that 24-month period, the Company will distribute additional cash consideration of 50% of the sale proceeds in excess of $3.75 million on a pro rata basis to the former shareholders of Peoples. Currently, there is no written contract for the sale of the Contingent Assets and no contingent consideration is anticipated.

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

Acquisition-related costs of approximately $214,000 and $267,000 are included in noninterest expense in the accompanying consolidated statement of income for the three and six months, respectively, ended June 30, 2015. There were no acquisition-related costs for the three or six months ended June 30, 2016.

Additional information regarding the Peoples acquisition can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2016 and December 31, 2015 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2016
Securities available for sale:
Agency mortgage-backed securities	$86,056	$644	$35	$86,665
Agency CMO	17,092	135	19	17,208
Other debt securities:
Agency notes and bonds	86,846	192	20	87,018
Municipal obligations	52,310	2,345	2	54,653
Subtotal - debt securities	242,304	3,316	76	245,544

Mutual funds	4,060	0	0	4,060

Total securities available for sale	$246,364	$3,316	$76	$249,604

Securities held to maturity:
Agency mortgage-backed securities	$3	$0	$0	$3

Total securities held to maturity	$3	$0	$0	$3

December 31, 2015
Securities available for sale:
Agency mortgage-backed securities	$42,158	$123	$271	$42,010
Agency CMO	9,391	41	101	9,331
Other debt securities:
Agency notes and bonds	84,797	11	355	84,453
Municipal obligations	49,527	1,372	60	50,839
Subtotal - debt securities	185,873	1,547	787	186,633

Mutual funds	118	0	0	118

Total securities available for sale	$185,991	$1,547	$787	$186,751

Securities held to maturity:
Agency mortgage-backed securities	$4	$0	$0	$4

Total securities held to maturity	$4	$0	$0	$4

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

The amortized cost and fair value of debt securities as of June 30, 2016, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$2,939	$2,949	$0	$0
Due after one year through five years	87,145	87,476	0	0
Due after five years through ten years	17,626	18,072
Due after ten years	31,446	33,174	0	0
	139,156	141,671	0	0
Mortgage-backed securities and
CMO	103,148	103,873	3	3

	$242,304	$245,544	$3	$3

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2016, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	4	$18,987	$20
Agency CMO	2	1,736	9
Agency mortgage-backed securities	6	17,533	30
Muncipal obligations	2	930	2

Total less than twelve months	14	39,186	61

Continuous loss position more than twelve months:
Agency CMO	5	2,959	10
Agency mortgage-backed securities	2	1,241	5

Total more than twelve months	7	4,200	15

Total securities available for sale	21	$43,386	$76

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

At June 30, 2016, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.2% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at June 30, 2016, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three and six months ended June 30, 2016, the Company realized gross gains on sales of available for sale municipal securities of $176,000. During the three and six months ended June 30, 2015, the Company did not have any security sales.

In June 2014, the Company acquired an additional 31,750 shares of common stock in another financial institution, in addition to the 100,000 shares acquired in December 2013, representing approximately 9% of the outstanding common stock of the entity, for a total investment of $711,000. The investment is accounted for using the cost method of accounting and is included in other assets in the consolidated balance sheet. The Company’s investment was sold for $856,000 in July 2016, resulting in a gain of $145,000 to be recognized in the quarter ending September 30, 2016.

4.	Loans and Allowance for Loan Losses

The Company’s loan and allowance for loan loss policies are as follows:

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in the Louisville, Kentucky metropolitan statistical area (MSA). The ability of the Company’s customers to honor their loan agreements is largely dependent upon the real estate and general economic conditions in this area.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2016, the Company had 11 loans on which partial charge-offs of $471,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of June 30, 2016 and December 31, 2015.

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

At June 30, 2016, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $742,000.

Loans at June 30, 2016 and December 31, 2015 consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015

Real estate mortgage loans:
Residential	$138,445	$147,933
Land	12,585	12,962
Residential construction	17,357	16,391
Commercial real estate	93,508	84,493
Commercial real estate construction	2,536	1,090
Commercial business loans	23,185	23,095
Consumer loans:
Home equity and second mortgage loans	40,987	38,476
Automobile loans	31,831	28,828
Loans secured by savings accounts	1,924	2,096
Unsecured loans	3,827	4,350
Other consumer loans	7,838	7,210
Gross loans	374,023	366,924
Less undisbursed portion of loans in process	(9,396)	(4,926)

Principal loan balance	364,627	361,998

Deferred loan origination fees, net	691	583
Allowance for loan losses	(3,189)	(3,415)

Loans, net	$362,129	$359,166

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2016:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$138,476	$12,585	$10,497	$93,477	$23,185	$40,987	$45,420	$364,627

Accrued interest receivable	499	42	31	307	71	134	184	1,268

Net deferred loan origination fees and costs	70	11	0	(37)	(7)	654	0	691

Recorded investment in loans	$139,045	$12,638	$10,528	$93,747	$23,249	$41,775	$45,604	$366,586

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,185	$0	$0	$4,105	$63	$63	$30	$6,446
Collectively evaluated for impairment	136,383	12,638	10,528	89,349	23,186	41,712	45,574	359,370
Acquired with deteriorated credit quality	477	0	0	293	0	0	0	770

Ending balance	$139,045	$12,638	$10,528	$93,747	$23,249	$41,775	$45,604	$366,586

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses as of June 30, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$20	$0	$0	$0	$0	$13	$6	$39
Collectively evaluated for impairment	382	47	42	1,473	162	778	260	3,144
Acquired with deteriorated credit quality	6	0	0	0	0	0	0	6

Ending balance	$408	$47	$42	$1,473	$162	$791	$266	$3,189

An analysis of the allowance for loan losses as of December 31, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$6	$0	$0	$49	$100	$11	$0	$166
Collectively evaluated for impairment	521	157	47	1,492	161	615	256	3,249
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2016
Beginning balance	$470	$84	$45	$1,468	$273	$721	$258	$3,319
Provisions for loan losses	(13)	(37)	(3)	73	(13)	66	77	150
Charge-offs	(54)	0	0	(82)	(100)	0	(95)	(331)
Recoveries	5	0	0	14	2	4	26	51

Ending balance	$408	$47	$42	$1,473	$162	$791	$266	$3,189

Changes in Allowance for Loan Losses for the six-months ended June 30, 2016
Beginning balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415
Provisions for loan losses	(42)	(101)	(5)	(4)	12	192	173	225
Charge-offs	(94)	(9)	0	(82)	(114)	(36)	(220)	(555)
Recoveries	17	0	0	18	3	9	57	104

Ending balance	$408	$47	$42	$1,473	$162	$791	$266	$3,189

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

At June 30, 2016 and December 31, 2015, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.3 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at June 30, 2016 and December 31, 2015.

At June 30, 2016 and December 31, 2015, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at June 30, 2016 and December 31, 2015, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $499,000 and $457,000 at June 30, 2016 and December 31, 2015, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2015 to June 30, 2016.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $630,000 and $410,000 at June 30, 2016 and December 31, 2015, respectively. During the period from December 31, 2015 to June 30, 2016, management adjusted these factors to compensate for the acquisition of the Peoples loan portfolio.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2016 and for the three months and six months ended June 30, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2016:

	At June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,044	$2,395	$0	$1,898	$8	$1,911	$14
Land	0	0	0	0	0	8	0
Construction	0	0	0	0	0	0	0
Commercial real estate	4,075	4,432	0	3,602	18	3,531	37
Commercial business	63	66	0	63	0	64	0
Home equity/2nd mortgage	50	58	0	53	1	54	1
Other consumer	10	28	0	5	0	3	0

	6,242	6,979	0	5,621	27	5,571	52

Loans with an allowance recorded:
Residential	141	148	20	176	0	136	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	30	58	0	131	0	165	0
Commercial business	0	0	0	50	0	67	0
Home equity/2nd mortgage	13	14	13	14	0	36	0
Other consumer	20	20	6	34	0	23	0

	204	240	39	405	0	427	0

Total:
Residential	2,185	2,543	20	2,074	8	2,047	14
Land	0	0	0	0	0	8	0
Construction	0	0	0	0	0	0	0
Commercial real estate	4,105	4,490	0	3,733	18	3,696	37
Commercial business	63	66	0	113	0	131	0
Home equity/2nd mortgage	63	72	13	67	1	90	1
Other consumer	30	48	6	39	0	26	0

	$6,446	$7,219	$39	$6,026	$27	$5,998	$52

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2015. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2015:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Loans with no related allowance recorded:
Residential	$1,235	$5	$1,204	$10
Land	20	0	18	0
Construction	0	0	0	0
Commercial real estate	1,773	19	1,774	38
Commercial business	13	0	9	0
Home equity/2nd mortgage	65	0	67	1
Other consumer	0	0	0	0

	3,106	24	3,072	49

Loans with an allowance recorded:
Residential	254	0	259	0
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	39	0	40	0
Commercial business	18	0	559	0
Home equity/2nd mortgage	80	0	80	0
Other consumer	0	0	0	0

	391	0	938	0

Total:
Residential	1,489	5	1,463	10
Land	20	0	18	0
Construction	0	0	0	0
Commercial real estate	1,812	19	1,814	38
Commercial business	31	0	568	0
Home equity/2nd mortgage	145	0	147	1
Other consumer	0	0	0	0

	$3,497	$24	$4,010	$49

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loanss
	(In thousands)

Residential	$1,733	$109	$1,842	$1,648	$271	$1,919
Land	0	0	0	24	75	99
Construction	0	0	0	0	0	0
Commercial real estate	1,741	0	1,741	2,267	0	2,267
Commercial business	63	0	63	167	0	167
Home equity/2nd mortgage	44	12	56	116	0	116
Other consumer	30	2	32	0	9	9

Total	$3,611	$123	$3,734	$4,222	$355	$4,577

The following table presents the aging of the recorded investment in loans at June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$3,176	$489	$975	$4,640	$133,928	$477	$139,045
Land	132	0	0	132	12,506	0	12,638
Construction	0	0	0	0	10,528	0	10,528
Commercial real estate	23	0	730	753	92,701	293	93,747
Commercial business	82	0	0	82	23,167	0	23,249
Home equity/2nd mortgage	262	0	12	274	41,501	0	41,775
Other consumer	231	23	32	286	45,318	0	45,604

Total	$3,906	$512	$1,749	$6,167	$359,649	$770	$366,586

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$3,078	$786	$1,256	$5,120	$142,571	$884	$148,575
Land	55	26	99	180	12,858	0	13,038
Construction	71	0	0	71	12,545	0	12,616
Commercial real estate	435	773	396	1,604	82,658	466	84,728
Commercial business	0	100	67	167	22,986	0	23,153
Home equity/2nd mortgage	365	6	80	451	38,726	0	39,177
Other consumer	464	13	9	486	42,169	0	42,655

Total	$4,468	$1,704	$1,907	$8,079	$354,513	$1,350	$363,942

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
June 30, 2016
Pass	$134,210	$12,445	$10,120	$81,437	$22,376	$41,557	$45,525	$347,670
Special Mention	1,368	121	408	4,325	810	159	49	7,240
Substandard	1,359	72	0	5,079	0	15	0	6,525
Doubtful	2,108	0	0	2,906	63	44	30	5,151
Loss	0	0	0	0	0	0	0	0

Total	$139,045	$12,638	$10,528	$93,747	$23,249	$41,775	$45,604	$366,586

December 31, 2015
Pass	$140,438	$10,077	$12,286	$76,389	$22,365	$38,956	$42,553	$343,064
Special Mention	3,657	125	330	4,446	471	0	53	9,082
Substandard	1,948	2,812	0	1,195	150	105	49	6,259
Doubtful	2,532	24	0	2,698	167	116	0	5,537
Loss	0	0	0	0	0	0	0	0

Total	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$338	$328	$666	$0	$342	$315	$657	$0
Commercial real estate	1,327	249	1,576	0	1,348	294	1,642	0
Home equity and 2nd mortgage	19	0	19	0	20	0	20	0

Total	$1,684	$577	$2,261	$0	$1,710	$609	$2,319	$0

At June 30, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during either the three and six months ended June 30, 2016 or June 30, 2015.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and six months ended June 30, 2016 or June 30, 2015.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and six months ended June 30, 2016 and 2015. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Purchased Credit Impaired (PCI) Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Such loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. In determining the estimated fair value of purchased loans or pools, management considers a number of factors including the remaining life, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received, among others. Purchased loans that have evidence of credit deterioration since origination for which it is deemed probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The difference between the expected cash flows and the fair value at acquisition is recorded as interest income over the remaining life of the loan or pool of loans and is referred to as the accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which is recognized as future interest income.

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015

Residential real estate	$477	$884
Commercial real estate	293	466
Carrying amount	770	1,350
Allowance for loan losses	(6)	-

Carrying amount, net of allowance	$764	$1,350

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $951,000 and $1.6 million at June 30, 2016 and December 31, 2015, respectively.

The allowance for loan losses related to PCI loans was $6,000 at June 30, 2016. There was no allowance for loan losses related to PCI loans at December 31, 2015. Provisions for loan losses of $6,000 related to PCI loans were recognized for the six-month period ended June 30, 2016. There were no provisions for loan loss related to PCI loans for the three months ended June 30, 2016 nor for the three and six months ended June 30, 2015. There were no reductions of the allowance for loan losses on PCI loans for the three and six months ended June 30, 2016 and 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Accretable yield, or income expected to be collected, is as follows for the three and six month periods ended June 30, 2016:

(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Balance at beginning of period	$145	$319
New loans purchased	-	-
Accretion to income	(19)	(44)
Disposals and other adjustments	(21)	(74)
Reclassification (to) from nonaccretable difference	60	(36)

Balance at end of period	$165	$165

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$1,783	$1,228	$3,365	$2,694

Shares:
Weighted average common shares outstanding	3,339,063	2,740,689	3,339,082	2,740,596

Net income attributable to First Capital, Inc. per common share, basic	$0.53	$0.45	$1.01	$0.98

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,783	$1,228	$3,365	$2,694

Shares:
Weighted average common shares outstanding	3,339,063	2,740,689	3,339,082	2,740,596
Add: Dilutive effect of restricted stock	2,244	506	1,536	156

Weighted average common shares outstanding, as adjusted	3,341,307	2,741,195	3,340,618	2,740,752

Net income attributable to First Capital, Inc. per common share, diluted	$0.53	$0.45	$1.01	$0.98

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2016, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably from the grant date through July 1, 2020, with 20% of the shares vesting each year on July 1 beginning July 1, 2016. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2016 amounted to $19,000 and $39,000, respectively.

A summary of the Company’s nonvested restricted shares under the Plan as of June 30, 2016 and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	18,000	$24.50
Granted	-	-
Vested	500	$24.50
Forfeited	-	-

Nonvested at June 30, 2016	17,500	$24.50

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

Upon the retirement of a director, 500 restricted shares vested during the six-month period ended June 30, 2016. The total fair value of restricted shares that vested during the six-month period ended June 30, 2016 was $16,000. At June 30, 2016, there was $343,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.0 years.

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash payments for:
Interest	$978	$516
Taxes (net of refunds received)	54	1,035

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	446	562

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2016 and December 31, 2015. The Company had no liabilities measured at fair value as of June 30, 2016 or December 31, 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2016
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$86,665	$0	$86,665
Agency CMO	0	17,208	0	17,208
Agency notes and bonds	0	87,018	0	87,018
Municipal obligations	0	54,653	0	54,653
Mutual funds	4,060	0	0	4,060
Total securities available for sale	$4,060	$245,544	$0	$249,604

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,165	$2,165
Commercial real estate	0	0	4,105	4,105
Commercial business	0	0	63	63
Home equity and second mortgage	0	0	50	50
Other consumer	0	0	24	24
Total impaired loans	$0	$0	$6,407	$6,407

Loans held for sale	$0	$1,191	$0	$1,191

Foreclosed real estate:
Residential real estate	$0	$0	$582	$582
Commercial real estate	0	0	3,670	3,670
Total foreclosed real estate	$0	$0	$4,252	$4,252

December 31, 2015
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$42,010	$0	$42,010
Agency CMO	0	9,331	0	9,331
Agency notes and bonds	0	84,453	0	84,453
Municipal obligations	0	50,839	0	50,839
Mutual funds	118	0	0	118
Total securities available for sale	$118	$186,633	$0	$186,751

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,990	$1,990
Land	0	0	24	24
Commercial real estate	0	0	3,574	3,574
Commercial business	0	0	67	67
Home equity and second mortgage	0	0	125	125
Total impaired loans	$0	$0	$5,780	$5,780

Loans held for sale	$0	$3,081	$0	$3,081

Foreclosed real estate:
Residential real estate	$0	$0	$557	$557
Land	0	0	203	203
Commercial real estate	0	0	4,130	4,130
Total foreclosed real estate	$0	$0	$4,890	$4,890

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2016 and December 31, 2015, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 30% to 60%, with a weighted average discount of 48%. At December 31, 2015, the discount from appraised value ranged from 10% to 59%, with a weighted average discount of 16%. The Company recognized provisions for loan losses of $106,000 and $82,000 for the six months ended June 30, 2016 and 2015, respectively, for impaired loans. The Company recognized provisions for loan losses of $47,000 for the three months ended June 30, 2015 for impaired loans. The Company did not recognize any provisions for loan losses for impaired loans for the three months ended June 30, 2016.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2016, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 0% to 42%, with a weighted average of 39%. At December 31, 2015, the discount from appraised value ranged from 9% to 43%, with a weighted average of 30%. The Company recognized losses of $83,000 to write down foreclosed real estate for the three months and six months ended June 30, 2016. There were no charges to write down foreclosed real estate recognized in income for the three months and six months ended June 30, 2015.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2016 and 2015. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2016 and 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month periods ended June 30, 2016 and 2015.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2016
Financial assets:
Cash and cash equivalents	$70,528	$70,528	$70,528	$0	$0
Interest-bearing time deposits	16,035	16,077	0	16,077	0
Securities available for sale	249,604	249,604	4,060	245,544	0
Securities held to maturity	3	3	0	3	0
Loans held for sale	1,191	1,220	0	1,220	0
Loans, net	362,129	371,939	0	0	371,939
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,342	2,342	0	2,342	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	657,457	657,181	0	0	657,181
Accrued interest payable	145	145	0	145	0

December 31, 2015:
Financial assets:
Cash and cash equivalents	$109,174	$109,174	$109,174	$0	$0
Interest-bearing time deposits	16,655	16,696	0	16,696	0
Securities available for sale	186,751	186,751	118	186,633	0
Securities held to maturity	4	4	0	4	0
Loans held for sale	3,081	3,145	0	3,145	0
Loans, net	359,166	359,784	0	0	359,784
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,244	2,244	0	2,244	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	637,177	636,406	0	0	636,406
Accrued interest payable	167	167	0	167	0

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

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities (as defined in ASU No. 2014-09), the guidance was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU No. 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities (as defined in ASU No. 2016-01), the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption.

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

Critical Accounting Policies

During the six months ended June 30, 2016, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition

Total assets increased $23.5 million from $715.8 million at December 31, 2015 to $739.3 million at June 30, 2016, an increase of 3.3%.

Net loans receivable (excluding loans held for sale) increased $2.9 million from $359.2 million at December 31, 2015 to $362.1 million at June 30, 2016. Commercial real estate, other consumer loans and home equity and second mortgage loans increased $9.0 million, $2.9 million and $2.5 million, respectively, during the six months ended June 30, 2016, while residential mortgage loans and construction loans decreased $9.5 million and $2.1 million, respectively, during the period.

Securities available for sale increased $62.8 million from $186.8 million at December 31, 2015 to $249.6 million at June 30, 2016, as management continues to invest excess liquidity obtained in the Peoples acquisition in securities available for sale. Purchases of $138.8 million of securities classified as available for sale were made during the six months ended June 30, 2016 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities and municipal bonds. Maturities and principal repayments of available for sale securities totaled $66.2 million and $7.4 million, respectively, during the six months ended June 30, 2016. Municipal bonds with a value of $4.6 million were sold during the six months ended June 30, 2016.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $109.2 million at December 31, 2015 to $70.5 million at June 30, 2016, primarily due to a decrease of $42.1 million in federal funds sold as excess liquidity is invested in investment securities.

Total deposits increased 3.2% from $637.2 million at December 31, 2015 to $657.5 million at June 30, 2016. Interest-bearing demand and savings accounts increased $32.5 million during the six months ended June 30, 2016 primarily due to normal fluctuations in accounts of local municipalities, new accounts and current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. This also contributed to a decrease in time deposits of $6.2 million during the period. Noninterest-bearing checking accounts decreased by $6.1 million during the period due to normal balance fluctuations.

Total stockholders' equity attributable to the Company increased from $74.4 million at December 31, 2015 to $77.9 million at June 30, 2016 primarily due to retained net income of $2.0 million and a net increase of $1.5 million in the net unrealized gain on securities available for sale for the six months ended June 30, 2016. The increase in unrealized gains on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the six-month periods ended June 30, 2016 and 2015. Net income attributable to the Company was $3.4 million ($1.01 per share) for the six months ended June 30, 2016 compared to $2.7 million ($0.98 per share) for the same time period in 2015. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net income for the three-month periods ended June 30, 2016 and 2015. Net income attributable to the Company was $1.8 million ($0.53 per share) for the three months ended June 30, 2016 compared to $1.2 million ($0.45 per share) for the three months ended June 30, 2015. Again, the increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net interest income for the six-month periods ended June 30, 2016 and 2015. Net interest income increased $3.1 million for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in interest-earning assets, partially offset by a decrease in the interest rate spread.

Total interest income increased $3.6 million for the six months ended June 30, 2016 compared to the same period in 2015. For the six months ended June 30, 2016, the average balance of interest-earning assets and their tax-equivalent yield were $681.1 million and 3.80%, respectively. During the same period in 2015, the average balance of those assets was $439.8 million and the tax-equivalent yield was 4.26%. Both the increase in average balance of interest-earning assets and the decrease in the average tax-equivalent yield for the six months ended June 30, 2016 are primarily attributable to the Peoples acquisition. Through the acquisition, the Company acquired loans, investment securities, interest-bearing deposits with banks and federal funds sold with fair values of approximately $56 million, $132 million, $5 million and $28 million, respectively. The high concentration of investment securities, interest-bearing deposits with banks and federal funds sold, which generally provide a lower yield than loans, led to the decrease in the overall tax-equivalent yield on interest-earning assets for 2016.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense increased $474,000 for the six months ended June 30, 2016 compared to the same period in 2015. The average rate paid on interest-bearing liabilities increased from 0.28% for the six months ended June 30, 2015 to 0.36% for the same period in 2016. The average balance of interest-bearing liabilities increased from $342.9 million for 2015 to $525.2 million for 2016 primarily due to the Peoples acquisition, with the Company assuming deposit liabilities with a fair value of $209 million. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased from 3.98% for the six months ended June 30, 2015 to 3.44% for the same period in 2016.

Net interest income for the three-month periods ended June 30, 2016 and 2015. Net interest income increased $1.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in interest-earning assets, partially offset by a decrease in the interest rate spread.

Total interest income increased $1.7 million for the three months ended June 30, 2016 compared to the same period in 2015. For the three months ended June 30, 2016, the average balance of interest-earning assets and their tax-equivalent yield were $690.9 million and 3.74%, respectively. During the same period in 2015, the average balance of those assets was $446.5 million and the tax-equivalent yield was 4.22%. The changes in balances and yields are primarily due to the Peoples acquisition as previously described.

Total interest expense increased $217,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The average balance of interest-bearing liabilities increased from $348.4 million to $536.3 million when comparing the two periods and the average rate paid on those liabilities increased from 0.28% for the three months ended June 30, 2015 to 0.34% for the same period in 2016. As a result, the tax-equivalent interest rate spread decreased from 3.94% for the three months ended June 30, 2015 to 3.40% for the three months ended June 30, 2016.

Provision for loan losses. The provision for loan losses increased from $50,000 for the six-month period ended June 30, 2015 to $225,000 for the same period in 2016 and from $50,000 for the three months ended June 30, 2015 to $150,000 for the three months ended June 30, 2016. The Bank recognized net charge-offs of $451,000 for the six months ended June 30, 2016 compared to $1.3 million during the same period in 2015. The net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods.

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

The allowance for loan losses was $3.2 million at June 30, 2016 and $3.4 million at December 31, 2015. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At June 30, 2016, nonperforming loans amounted to $3.7 million compared to $4.6 million at December 31, 2015. Included in nonperforming loans at June 30, 2016 are loans 90 days or more past due and still accruing interest of $123,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2016 and December 31, 2015, nonaccrual loans amounted to $3.6 million and $4.2 million, respectively.

Noninterest income for the six-month periods ended June 30, 2016 and 2015. Noninterest income for the six months ended June 30, 2016 increased $405,000 compared to the six months ended June 30, 2015. The increase was primarily due to increases in service charges on deposit accounts and gains on the sale of securities of $292,000 and $176,000, respectively, when comparing the two periods. The increase in service charges on deposit accounts was primarily due to fees earned on the acquired Peoples accounts.

Noninterest income for the three-month periods ended June 30, 2016 and 2015. Noninterest income for the quarter ended June 30, 2016 increased $401,000 to $1.6 million compared to $1.2 million for the quarter ended June 30, 2015. The increase was primarily due to increases in gains on the sale of securities, services charges on deposit accounts and gains on loans sold.

Noninterest expense for the six-month periods ended June 30, 2016 and 2015. Noninterest expense for the six months ended June 30, 2016 increased $2.4 million compared to the same period in 2015 due primarily to the increased expenses associated with operating the five offices acquired from Peoples. Compensation and benefits increased $1.4 million when comparing the two periods due to normal salary increases and the retained Peoples personnel. Other operating expense and data processing expense also increased $699,000 and $304,000, respectively, when comparing the two periods.

Noninterest expense for the three-month periods ended June 30, 2016 and 2015. Noninterest expense for the quarter ended June 30, 2016 increased $1.1 million compared to the quarter ended June 30, 2015. Compensation and benefits, other operating expense and data processing expense increased $649,000, $339,000 and $191,000, respectively, when comparing the two periods, due primarily to the Peoples acquisition.

Income tax expense. Income tax expense for the six-month period ended June 30, 2016 was $1.2 million, for an effective tax rate of 26.7%, compared to $1.0 million, for an effective tax rate of 26.1%, for the same period in 2015. For the three-month period ended June 30, 2016, income tax expense and the effective tax rate were $667,000 and 27.2%, respectively, compared to $487,000 and 28.3%, respectively, for the same period in 2015.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2016, the Bank had cash and cash equivalents of $70.5 million and securities available-for-sale with a fair value of $249.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined in the applicable OCC regulations) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $620,000 at June 30, 2016.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2016, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.0%, 14.6%, 14.6% and 15.3%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2016, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2016 and December 31, 2015 financial information:

	At June 30, 2016		At December 31, 2015
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$(164)	(0.72)%	$903	3.79%
200bp	(21)	(0.09)	756	3.18
100bp	(52)	(0.23)	442	1.86
Static	0	0	0	0
(100)bp	(626)	(2.75)	(1,296)	(5.44)

At June 30, 2016 and December 31, 2015, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, at June 30, 2016, an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income compared to a flat interest rate scenario while at December 31, 2015, those changes would have resulted in an increase to the Company’s net interest income.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2016 and December 31, 2015 financial information:

	At June 30, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$79,502	$(19,524)	(19.72)%	11.41%	(183	)bp
200bp	89,115	(9,911)	(10.01)	12.49	(75	)bp
100bp	95,109	(3,917)	(3.96)	13.02	(22	)bp
Static	99,026	0	0	13.24	0	bp
(100)bp	104,783	5,757	5.81	13.71	47	bp

	At December 31, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$84,935	$(16,474)	(16.25)%	12.72%	(151	)bp
200bp	95,621	(5,788)	(5.71)	14.01	(22	)bp
100bp	102,349	940	0.93	14.67	44	bp
Static	101,409	0	0	14.23	0	bp
(100)bp	98,469	(2,940)	(2.90)	13.55	(68	)bp

The previous tables indicate that at June 30, 2016 and December 31, 2015, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase in prevailing interest rates. At June 30, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates and an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at December 31, 2015, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase and a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2016	0	N/A	0	144,671

May 1 through May 31, 2016	1	31.00	1	144,670

June 1 through June 30, 2016	990	31.68	990	143,680

Total	991	31.68	991

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

 Not applicable.

Item 4.	Mine Safety Disclosures

 Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 12, 2016	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated August 12, 2016	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer