Form 10-Q
period 2016-09-30
FIRST CAPITAL INC
filed 2016-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,337,552 shares of common stock were outstanding as of October 28, 2016.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Cash and due from banks	$16,255	$14,756
Interest bearing deposits with banks	1,382	3,635
Federal funds sold	52,744	90,783
Total cash and cash equivalents	70,381	109,174

Interest-bearing time deposits	15,540	16,655
Securities available for sale, at fair value	247,250	186,751
Securities-held to maturity	3	4
Loans, net	366,367	359,166
Loans held for sale	2,553	3,081
Federal Home Loan Bank and other stock, at cost	1,650	1,650
Foreclosed real estate	4,254	4,890
Premises and equipment	14,554	13,936
Accrued interest receivable	2,361	2,244
Cash value of life insurance	7,041	6,899
Goodwill	6,472	6,472
Core deposit intangible	1,296	1,406
Other assets	2,355	3,499

Total Assets	$742,077	$715,827

LIABILITIES
Deposits:
Noninterest-bearing	$124,205	$125,059
Interest-bearing	534,542	512,118
Total deposits	658,747	637,177

Accrued interest payable	137	167
Accrued expenses and other liabilities	4,487	3,975
Total liabilities	663,371	641,319

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,762,933 shares; outstanding 3,337,552 shares (3,338,603 in 2015)	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	46,012	42,991
Unearned stock compensation	(322)	(382)
Accumulated other comprehensive income	1,652	497
Less treasury stock, at cost -425,381 shares (424,330 in 2015)	(8,297)	(8,263)
Total First Capital, Inc. stockholders' equity	78,598	74,396

Noncontrolling interest in subsidiary	108	112
Total equity	78,706	74,508

Total Liabilities and Equity	$742,077	$715,827

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$4,940	$3,983	$15,106	$11,876
Securities:
Taxable	861	267	2,424	797
Tax-exempt	279	243	862	733
Federal Home Loan Bank dividends	16	20	49	72
Federal funds sold and interest bearing deposits with banks	119	40	409	126
Total interest income	6,215	4,553	18,850	13,604
INTEREST EXPENSE
Deposits	414	220	1,370	702
Total interest expense	414	220	1,370	702
Net interest income	5,801	4,333	17,480	12,902
Provision for loan losses	200	0	425	50
Net interest income after provision for loan losses	5,601	4,333	17,055	12,852
NONINTEREST INCOME
Service charges on deposit accounts	1,046	897	2,968	2,527
Commission income	112	121	306	305
Gain on sale of securities	0	0	176	0
Gain on sale of loans	371	131	889	617
Mortgage brokerage fees	0	15	0	61
Increase in cash surrender value of life insurance	40	34	143	101
Other income	181	28	251	193
Total noninterest income	1,750	1,226	4,733	3,804
NONINTEREST EXPENSE
Compensation and benefits	2,681	1,885	8,018	5,866
Occupancy and equipment	447	317	1,222	940
Data processing	650	441	1,784	1,271
Professional fees	189	258	626	839
Advertising	74	92	249	240
Other operating expenses	883	658	2,859	1,935
Total noninterest expense	4,924	3,651	14,758	11,091
Income before income taxes	2,427	1,908	7,030	5,565
Income tax expense	666	507	1,897	1,463
Net Income	1,761	1,401	5,133	4,102
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$1,758	$1,398	$5,123	$4,092

Earnings per common share attributable to First Capital, Inc.
Basic	$0.53	$0.51	$1.53	$1.49
Diluted	$0.53	$0.51	$1.53	$1.49

Dividends per share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net Income	$1,761	$1,401	$5,133	$4,102

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(637)	588	2,082	(49)
Income tax (expense) benefit	248	(229)	(811)	19
Net of tax amount	(389)	359	1,271	(30)

Less:reclassification adjustment for realized gains included in net income	0	0	(176)	0
Income tax expense	0	0	60	0
Net of tax amount	0	0	(116)	0

Other Comprehensive Income (Loss), net of tax	(389)	359	1,155	(30)

Comprehensive Income	1,372	1,760	6,288	4,072
Less:comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$1,369	$1,757	$6,278	$4,062

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2015	$32	$24,313	$40,229	$0	$800	$(8,253)	$112	$57,233

Net income	0	0	4,092	0	0	0	10	4,102

Other comprehensive loss	0	0	0	0	(30)	0	0	(30)

Cash dividends	0	0	(1,734)	0	0	0	(14)	(1,748)

Restricted stock grants, net of forfeitures	0	453	0	(453)	0	0	0	0

Stock compensation expense	0	0	0	53	0	0	0	53

Purchase of treasury shares	0	0	0	0	0	(10)	0	(10)

Balances at September 30, 2015	$32	$24,766	$42,587	$(400)	$770	$(8,263)	$108	$59,600

Balances at January 1, 2016	$38	$39,515	$42,991	$(382)	$497	$(8,263)	$112	$74,508

Net income	0	0	5,123	0	0	0	10	5,133

Other comprehensive income	0	0	0	0	1,155	0	0	1,155

Cash dividends	0	0	(2,102)	0	0	0	(14)	(2,116)

Stock compensation expense	0	0	0	60	0	0	0	60

Purchase of treasury shares	0	0	0	0	0	(34)	0	(34)

Balances at September 30, 2016	$38	$39,515	$46,012	$(322)	$1,652	$(8,297)	$108	$78,706

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$5,133	$4,102
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	839	516
Depreciation and amortization expense	876	533
Deferred income taxes	400	492
Stock compensation expense	60	53
Increase in cash value of life insurance	(142)	(101)
Gain on life insurance	0	(110)
Gain on sale of securities	(176)	0
Provision for loan losses	425	50
Proceeds from sales of loans	38,608	22,193
Loans originated for sale	(37,191)	(20,292)
Gain on sale of loans	(889)	(617)
Decrease (increase) in accrued interest receivable	(117)	57
Decrease in accrued interest payable	(30)	(37)
Net change in other assets/liabilities	551	(122)
Net Cash Provided By Operating Activities	8,347	6,717

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(1,975)	(3,610)
Proceeds from maturities and sales of interest-bearing time deposits	3,090	245
Purchase of securities available for sale	(159,338)	(20,375)
Proceeds from maturities of securities available for sale	82,271	15,863
Proceeds from sales of securities available for sale	4,583	0
Principal collected on mortgage-backed obligations	13,183	8,973
Net increase in loans receivable	(7,857)	(5,124)
Proceeds from redemption of Federal Home Loan Bank stock	0	691
Proceeds from sale of foreclosed real estate	867	157
Purchase of premises and equipment	(1,384)	(561)
Net Cash Used In Investing Activities	(66,560)	(3,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	21,570	(10,050)
Purchase of treasury stock	(34)	(10)
Dividends paid	(2,116)	(1,748)
Net Cash Provided By (Used In) Financing Activities	19,420	(11,808)

Net Increase Decrease in Cash and Cash Equivalents	(38,793)	(8,832)
Cash and cash equivalents at beginning of period	109,174	33,243
Cash and Cash Equivalents at End of Period	$70,381	$24,411

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”). The information presented in this report relates primarily to the Bank's operations. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) was incorporated as a wholly-owned subsidiary of First Harrison Holdings, Inc. to hold a portion of the Bank’s real estate mortgage loan portfolio. On January 21, 2009, the REIT issued 105 shares of 12.5% redeemable cumulative preferred stock with an aggregate liquidation value of $105,000 in a private placement offering in order to satisfy certain ownership requirements to qualify as a real estate investment trust. At September 30, 2016, this noncontrolling interest represented 0.1% ownership of the REIT. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and manages certain foreclosed real estate properties.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2016, and the results of operations for the three months and nine months ended September 30, 2016 and 2015 and the cash flows for the nine months ended September 30, 2016 and 2015. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Acquisition-related costs of approximately $86,000 and $353,000 are included in noninterest expense in the accompanying consolidated statements of income for the three and nine months, respectively, ended September 30, 2015. There were no acquisition-related costs for the three or nine months ended September 30, 2016.

Additional information regarding the Peoples acquisition can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.       Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2016 and December 31, 2015 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2016
Securities available for sale:
Agency mortgage-backed securities	$98,359	$728	$35	$99,052
Agency CMO	17,195	89	59	17,225
Other debt securities:
Agency notes and bonds	72,399	117	55	72,461
Municipal obligations	56,576	1,943	110	58,409
Subtotal - debt securities	244,529	2,877	259	247,147

Mutual funds	103	0	0	103

Total securities available for sale	$244,632	$2,877	$259	$247,250

Securities held to maturity:
Agency mortgage-backed securities	$3	$0	$0	$3

Total securities held to maturity	$3	$0	$0	$3

December 31, 2015
Securities available for sale:
Agency mortgage-backed securities	$42,158	$123	$271	$42,010
Agency CMO	9,391	41	101	9,331
Other debt securities:
Agency notes and bonds	84,797	11	355	84,453
Municipal obligations	49,527	1,372	60	50,839
Subtotal - debt securities	185,873	1,547	787	186,633

Mutual funds	118	0	0	118

Total securities available for sale	$185,991	$1,547	$787	$186,751

Securities held to maturity:
Agency mortgage-backed securities	$4	$0	$0	$4

Total securities held to maturity	$4	$0	$0	$4

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

The amortized cost and fair value of debt securities as of September 30, 2016, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$2,543	$2,550	$0	$0
Due after one year through five years	76,637	76,854	0	0
Due after five years through ten years	17,579	17,855
Due after ten years	32,216	33,611	0	0
	128,975	130,870	0	0
Mortgage-backed securities and CMO	115,554	116,277	3	3

	$244,529	$247,147	$3	$3

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2016, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows:

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	8	$29,198	$55
Agency CMO	5	5,080	43
Agency mortgage-backed securities	10	21,381	34
Municipal obligations	19	10,602	110

Total less than twelve months	42	66,261	242

Continuous loss position more than twelve months:
Agency CMO	5	2,744	16
Agency mortgage-backed securities	1	571	1

Total more than twelve months	6	3,315	17

Total securities available for sale	48	$69,576	$259

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

At September 30, 2016, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.4% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2016, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the nine months ended September 30, 2016, the Company realized gross gains on sales of available for sale municipal securities of $176,000. During the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Company did not have any security sales.

In June 2014, the Company acquired an additional 31,750 shares of common stock in another financial institution, in addition to the 100,000 shares acquired in December 2013, representing approximately 9% of the outstanding common stock of the entity, for a total investment of $711,000. The investment was accounted for using the cost method of accounting and was included in other assets in the consolidated balance sheet. The Company’s investment was sold for $856,000 in July 2016, resulting in a gain of $145,000 which was recognized in the quarter ending September 30, 2016 and is included in other noninterest income in the accompanying statement of income.

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

(4 – continued)

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2016, the Company had 10 loans on which partial charge-offs of $468,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of September 30, 2016 and December 31, 2015.

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

At September 30, 2016, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $799,000.

Loans at September 30, 2016 and December 31, 2015 consisted of the following:

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	September 30,	December 31,
(In thousands)	2016	2015

Real estate mortgage loans:
Residential	$133,929	$147,933
Land	13,195	12,962
Residential construction	26,972	16,391
Commercial real estate	93,798	84,493
Commercial real estate contruction	8,848	1,090
Commercial business loans	22,888	23,095
Consumer loans:
Home equity and second mortgage loans	42,093	38,476
Automobile loans	33,025	28,828
Loans secured by savings accounts	1,819	2,096
Unsecured loans	3,782	4,350
Other consumer loans	9,070	7,210
Gross loans	389,419	366,924
Less undisbursed portion of loans in process	(20,495)	(4,926)

Principal loan balance	368,924	361,998

Deferred loan origination fees, net	763	583
Allowance for loan losses	(3,320)	(3,415)

Loans, net	$366,367	$359,166

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2016:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$133,929	$13,195	$15,325	$93,798	$22,888	$42,093	$47,696	$368,924

Accrued interest receivable	440	56	37	263	59	135	189	1,179

Net deferred loan origination fees and costs	73	13	0	(44)	1	720	0	763

Recorded investment in loans	$134,442	$13,264	$15,362	$94,017	$22,948	$42,948	$47,885	$370,866

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,034	$0	$0	$2,983	$61	$62	$30	$5,170
Collectively evaluated for impairment	132,031	13,264	15,362	90,785	22,887	42,886	47,855	365,070
Acquired with deteriorated credit quality	377	0	0	249	0	0	0	626

Ending balance	$134,442	$13,264	$15,362	$94,017	$22,948	$42,948	$47,885	$370,866

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the allowance for loan losses as of September 30, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$15	$0	$0	$0	$0	$13	$6	$34
Collectively evaluated for impairment	367	49	63	1,576	141	813	277	3,286
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$382	$49	$63	$1,576	$141	$826	$283	$3,320

An analysis of the allowance for loan losses as of December 31, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$6	$0	$0	$49	$100	$11	$0	$166
Collectively evaluated for impairment	521	157	47	1,492	161	615	256	3,249
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2016
Beginning balance	$408	$47	$42	$1,473	$162	$791	$266	$3,189
Provisions for loan losses	(29)	2	21	100	(21)	31	96	200
Charge-offs	(14)	0	0	0	0	0	(106)	(120)
Recoveries	17	0	0	3	0	4	27	51

Ending balance	$382	$49	$63	$1,576	$141	$826	$283	$3,320

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2016
Beginning balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415
Provisions for loan losses	(70)	(99)	16	96	(9)	223	268	425
Charge-offs	(108)	(9)	0	(82)	(114)	(36)	(325)	(674)
Recoveries	33	0	0	21	3	13	84	154

Ending balance	$382	$49	$63	$1,576	$141	$826	$283	$3,320

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

At September 30, 2016 and December 31, 2015, management applied specific qualitative factor adjustments to the residential real estate, construction, commercial real estate, commercial business, land, and home equity and second mortgage portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.25% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.7 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at September 30, 2016 and December 31, 2015.

At September 30, 2016 and December 31, 2015, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at September 30, 2016 and December 31, 2015, respectively. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $509,000 and $457,000 at September 30, 2016 and December 31, 2015, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2015 to September 30, 2016.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $642,000 and $410,000 at September 30, 2016 and December 31, 2015, respectively. During the period from December 31, 2015 to September 30, 2016, management adjusted these factors to compensate for the acquisition of the Peoples loan portfolio.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2016 and for the three months and nine months ended September 30, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2016:

	At September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,914	$2,260	$0	$1,903	$6	$1,912	$20
Land	0	0	0	0	0	6	0
Construction	0	0	0	0	3	0	3
Commercial real estate	2,983	3,412	0	3,396	18	3,394	55
Commercial business	61	66	0	62	0	64	0
Home equity/2nd mortgage	49	55	0	52	0	53	1
Other consumer	10	28	0	7	0	5	0

	5,017	5,821	0	5,420	27	5,434	79

Loans with an allowance recorded:
Residential	120	123	15	157	0	132	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	0	0	0	87	0	124	0
Commercial business	0	0	0	33	0	50	0
Home equity/2nd mortgage	13	14	13	13	0	30	0
Other consumer	20	20	6	29	0	22	0

	153	157	34	319	0	358	0

Total:
Residential	2,034	2,383	15	2,060	6	2,044	20
Land	0	0	0	0	0	6	0
Construction	0	0	0	0	3	0	3
Commercial real estate	2,983	3,412	0	3,483	18	3,518	55
Commercial business	61	66	0	95	0	114	0
Home equity/2nd mortgage	62	69	13	65	0	83	1
Other consumer	30	48	6	36	0	27	0

	$5,170	$5,978	$34	$5,739	$27	$5,792	$79

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2015. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2015:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Loans with no related allowance recorded:
Residential	$1,177	$5	$1,211	$14
Land	21	0	19	0
Construction	0	0	0	0
Commercial real estate	1,755	19	1,768	57
Commercial business	0	1	7	1
Home equity/2nd mortgage	62	1	66	1
Other consumer	0	0	0	0

	3,015	26	3,071	73

Loans with an allowance recorded:
Residential	205	0	223	0
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	38	0	39	0
Commercial business	0	0	419	0
Home equity/2nd mortgage	80	0	80	0
Other consumer	0	0	0	0

	323	0	761	0

Total:
Residential	1,382	5	1,434	14
Land	21	0	19	0
Construction	0	0	0	0
Commercial real estate	1,793	19	1,807	57
Commercial business	0	1	426	1
Home equity/2nd mortgage	142	1	146	1
Other consumer	0	0	0	0

	$3,338	$26	$3,832	$73

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$1,584	$27	$1,611	$1,648	$271	$1,919
Land	0	0	0	24	75	99
Construction	0	177	177	0	0	0
Commercial real estate	1,658	0	1,658	2,267	0	2,267
Commercial business	61	0	61	167	0	167
Home equity/2nd mortgage	44	0	44	116	0	116
Other consumer	30	0	30	0	9	9

Total	$3,377	$204	$3,581	$4,222	$355	$4,577

The following table presents the aging of the recorded investment in loans at September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$2,387	$417	$928	$3,732	$130,333	$377	$134,442
Land	152	0	0	152	13,112	0	13,264
Construction	0	0	177	177	15,185	0	15,362
Commercial real estate	0	0	742	742	93,026	249	94,017
Commercial business	119	57	0	176	22,772	0	22,948
Home equity/2nd mortgage	100	269	13	382	42,566	0	42,948
Other consumer	235	115	30	380	47,505	0	47,885

Total	$2,993	$858	$1,890	$5,741	$364,499	$626	$370,866

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
September 30, 2016
Pass	$131,029	$13,105	$15,362	$84,107	$22,023	$42,703	$47,782	$356,111
Special Mention	518	88	0	3,466	864	161	73	5,170
Substandard	1,035	71	0	4,696	0	40	0	5,842
Doubtful	1,860	0	0	1,748	61	44	30	3,743
Loss	0	0	0	0	0	0	0	0

Total	$134,442	$13,264	$15,362	$94,017	$22,948	$42,948	$47,885	$370,866

December 31, 2015
Pass	$140,438	$10,077	$12,286	$76,389	$22,365	$38,956	$42,553	$343,064
Special Mention	3,657	125	330	4,446	471	0	53	9,082
Substandard	1,948	2,812	0	1,195	150	105	49	6,259
Doubtful	2,532	24	0	2,698	167	116	0	5,537
Loss	0	0	0	0	0	0	0	0

Total	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$336	$328	$664	$0	$342	$315	$657	$0
Commercial real estate	1,320	171	1,491	0	1,348	294	1,642	0
Home equity and 2nd mortgage	18	0	18	0	20	0	20	0

Total	$1,674	$499	$2,173	$0	$1,710	$609	$2,319	$0

At September 30, 2016 and December 31, 2015, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during either the three and nine months ended September 30, 2016 or September 30, 2015.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and nine months ended September 30, 2016 or September 30, 2015.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and nine months ended September 30, 2016 and 2015. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016	December 31, 2015

Residential real estate	$377	$884
Commercial real estate	249	466
Carrying amount	626	1,350
Allowance for loan losses	-	-

Carrying amount, net of allowance	$626	$1,350

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $778,000 and $1.6 million at September 30, 2016 and December 31, 2015, respectively.

There was no allowance for loan losses related to PCI loans at September 30, 2016 or at December 31, 2015. There were no net provisions for loan loss related to PCI loans for the nine months ended September 30, 2016, nor for the three and nine months ended September 30, 2015. There was a $6,000 reduction of the allowance for loan losses on PCI loans for the three months ended September 30, 2016. There were no reductions of the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Accretable yield, or income expected to be collected, is as follows for the three and nine month periods ended September 30, 2016:

(In thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

Balance at beginning of period	$165	$319
New loans purchased	-	-
Accretion to income	(17)	(61)
Disposals and other adjustments	(19)	(93)
Reclassification (to) from nonaccretable difference	42	6

Balance at end of period	$171	$171

5.       Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$1,758	$1,398	$5,123	$4,092

Shares:
Weighted average common shares outstanding	3,342,015	2,740,631	3,340,066	2,740,608

Net income attributable to First Capital, Inc. per common share, basic	$0.53	$0.51	$1.53	$1.49

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,758	$1,398	$5,123	$4,092

Shares:
Weighted average common shares outstanding	3,342,015	2,740,631	3,340,066	2,740,608
Add: Dilutive effect of restricted stock	2,034	838	1,787	373

Weighted average common shares outstanding, as adjusted	3,344,049	2,741,469	3,341,853	2,740,981

Net income attributable to First Capital, Inc. per common share, diluted	$0.53	$0.51	$1.53	$1.49

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2016, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably from the grant date through July 1, 2020, with 20% of the shares vesting each year on July 1 beginning July 1, 2016. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2016 amounted to $21,000 and $61,000, respectively.

A summary of the Company’s nonvested restricted shares under the Plan as of September 30, 2016 and changes during the nine-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2016	18,000	$24.50
Granted	-	-
Vested	4,000	$24.50
Forfeited	-	-

Nonvested at September 30, 2016	14,000	$24.50

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

There were 4,000 restricted shares that vested during the nine-month period ended September 30, 2016. The total fair value of restricted shares that vested during the nine-month period ended September 30, 2016 was $132,000. At September 30, 2016, there was $322,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 3.75 years.

7.       Supplemental Disclosures of Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash payments for:
Interest	$1,400	$740
Taxes (net of refunds received)	713	1,035

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	582	605

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2016 and December 31, 2015. The Company had no liabilities measured at fair value as of September 30, 2016 or December 31, 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2016
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$99,052	$0	$99,052
Agency CMO	0	17,225	0	17,225
Agency notes and bonds	0	72,461	0	72,461
Municipal obligations	0	58,409	0	58,409
Mutual funds	103	0	0	103
Total securities available for sale	$103	$247,147	$0	$247,250

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,019	$2,019
Commercial real estate	0	0	2,983	2,983
Commercial business	0	0	61	61
Home equity and second mortgage	0	0	49	49
Other consumer	0	0	24	24
Total impaired loans	$0	$0	$5,136	$5,136

Loans held for sale	$0	$2,553	$0	$2,553

Foreclosed real estate:
Residential real estate	$0	$0	$519	$519
Commercial real estate	0	0	3,735	3,735
Total foreclosed real estate	$0	$0	$4,254	$4,254

December 31, 2015
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$42,010	$0	$42,010
Agency CMO	0	9,331	0	9,331
Agency notes and bonds	0	84,453	0	84,453
Municipal obligations	0	50,839	0	50,839
Mutual funds	118	0	0	118
Total securities available for sale	$118	$186,633	$0	$186,751

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$1,990	$1,990
Land	0	0	24	24
Commercial real estate	0	0	3,574	3,574
Commercial business	0	0	67	67
Home equity and second mortgage	0	0	125	125
Total impaired loans	$0	$0	$5,780	$5,780

Loans held for sale	$0	$3,081	$0	$3,081

Foreclosed real estate:
Residential real estate	$0	$0	$557	$557
Land	0	0	203	203
Commercial real estate	0	0	4,130	4,130
Total foreclosed real estate	$0	$0	$4,890	$4,890

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At September 30, 2016 and December 31, 2015, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 32% to 60%, with a weighted average discount of 45%. At December 31, 2015, the discount from appraised value ranged from 10% to 59%, with a weighted average discount of 16%. The Company recognized provisions for loan losses of $106,000 and $83,000 for the nine months ended September 30, 2016 and 2015, respectively, for impaired loans. The Company recognized provisions for loan losses of $1,000 for the three months ended September 30, 2015 for impaired loans. The Company did not recognize any provisions for loan losses for impaired loans for the three months ended September 30, 2016.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2016, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 8% to 41%, with a weighted average of 39%. At December 31, 2015, the discount from appraised value ranged from 9% to 43%, with a weighted average of 30%. The Company recognized losses of $83,000 to write down foreclosed real estate for the nine months ended September 30, 2016. There were no charges to write down foreclosed real estate recognized in income for the three months ended September 30, 2016 or for the three and nine months ended September 30, 2015.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2016 and 2015. There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2016 and 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month periods ended September 30, 2016 and 2015.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2016
Financial assets:
Cash and cash equivalents	$70,381	$70,381	$70,381	$0	$0
Interest-bearing time deposits	15,540	15,565	0	15,565	0
Securities available for sale	247,250	247,250	103	247,147	0
Securities held to maturity	3	3	0	3	0
Loans held for sale	2,553	2,614	0	2,614	0
Loans, net	366,367	374,656	0	0	374,656
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,361	2,361	0	2,361	0

Financial liabilities:
Deposits	658,747	658,389	0	0	658,389
Accrued interest payable	137	137	0	137	0

December 31, 2015:
Financial assets:
Cash and cash equivalents	$109,174	$109,174	$109,174	$0	$0
Interest-bearing time deposits	16,655	16,696	0	16,696	0
Securities available for sale	186,751	186,751	118	186,633	0
Securities held to maturity	4	4	0	4	0
Loans held for sale	3,081	3,145	0	3,145	0
Loans, net	359,166	359,784	0	0	359,784
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,244	2,244	0	2,244	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	637,177	636,406	0	0	636,406
Accrued interest payable	167	167	0	167	0

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all amendments must be adopted in the same period. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine months ended September 30, 2016, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition

Total assets increased $26.3 million from $715.8 million at December 31, 2015 to $742.1 million at September 30, 2016, an increase of 3.7%.

Net loans receivable (excluding loans held for sale) increased $7.2 million from $359.2 million at December 31, 2015 to $366.4 million at September 30, 2016. Commercial real estate, other consumer loans and home equity and second mortgage loans increased $9.3 million, $5.2 million and $3.6 million, respectively, during the nine months ended September 30, 2016, while residential mortgage loans decreased $14.0 million during the period.

Securities available for sale increased $60.5 million from $186.8 million at December 31, 2015 to $247.3 million at September 30, 2016, as management continues to invest excess liquidity obtained in the Peoples acquisition in securities available for sale. Purchases of $159.3 million of securities classified as available for sale were made during the nine months ended September 30, 2016 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities and municipal bonds. Maturities and principal repayments of available for sale securities totaled $82.3 million and $13.2 million, respectively, during the nine months ended September 30, 2016. Municipal bonds with a value of $4.6 million were sold during the same period.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $109.2 million at December 31, 2015 to $70.4 million at September 30, 2016, primarily due to a decrease of $38.0 million in federal funds sold as excess liquidity is invested in investment securities.

Total deposits increased 3.4% from $637.2 million at December 31, 2015 to $658.7 million at September 30, 2016. Interest-bearing demand and savings accounts increased $31.7 million during the nine months ended September 30, 2016 primarily due to normal fluctuations in accounts of local municipalities, new accounts and current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. This also contributed to a decrease in time deposits of $9.3 million during the period.

Total stockholders' equity attributable to the Company increased from $74.4 million at December 31, 2015 to $78.6 million at September 30, 2016 primarily due to retained net income of $3.0 million and a net increase of $1.2 million in the net unrealized gain on securities available for sale for the nine months ended September 30, 2016. The increase in unrealized gains on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the nine-month periods ended September 30, 2016 and 2015. Net income attributable to the Company was $5.1 million ($1.53 per share) for the nine months ended September 30, 2016 compared to $4.1 million ($1.49 per share) for the same time period in 2015. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net income for the three-month periods ended September 30, 2016 and 2015. Net income attributable to the Company was $1.8 million ($0.53 per share) for the three months ended September 30, 2016 compared to $1.4 million ($0.51 per share) for the three months ended September 30, 2015. Again, the increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net interest income for the nine-month periods ended September 30, 2016 and 2015. Net interest income increased $4.6 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in interest-earning assets, partially offset by a decrease in the interest rate spread.

Total interest income increased $5.2 million for the nine months ended September 30, 2016 compared to the same period in 2015. For the nine months ended September 30, 2016, the average balance of interest-earning assets and their tax-equivalent yield were $682.3 million and 3.78%, respectively. During the same period in 2015, the average balance of those assets was $437.6 million and the tax-equivalent yield was 4.29%. Both the increase in average balance of interest-earning assets and the decrease in the average tax-equivalent yield for the nine months ended September 30, 2016 are primarily attributable to the Peoples acquisition. Through the acquisition, the Company acquired loans, investment securities, interest-bearing deposits with banks and federal funds sold with fair values of approximately $56 million, $132 million, $5 million and $28 million, respectively. The high concentration of investment securities, interest-bearing deposits with banks and federal funds sold, which generally provide a lower yield than loans, led to the decrease in the overall tax-equivalent yield on interest-earning assets for 2016.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense increased $668,000 for the nine months ended September 30, 2016 compared to the same period in 2015. The average rate paid on interest-bearing liabilities increased from 0.28% for the nine months ended September 30, 2015 to 0.35% for the same period in 2016. The average balance of interest-bearing liabilities increased from $339.6 million for 2015 to $527.6 million for 2016 primarily due to the Peoples acquisition, with the Company assuming deposit liabilities with a fair value of $209 million. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased from 4.01% for the nine months ended September 30, 2015 to 3.43% for the same period in 2016.

Net interest income for the three-month periods ended September 30, 2016 and 2015. Net interest income increased $1.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in interest-earning assets, partially offset by a decrease in the interest rate spread.

Total interest income increased $1.7 million for the three months ended September 30, 2016 compared to the same period in 2015. For the three months ended September 30, 2016, the average balance of interest-earning assets and their tax-equivalent yield were $684.8 million and 3.72%, respectively. During the same period in 2015, the average balance of those assets was $433.2 million and the tax-equivalent yield was 4.34%. The changes in balances and yields are primarily due to the Peoples acquisition as previously described.

Total interest expense increased $194,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The average balance of interest-bearing liabilities increased from $333.1 million to $531.9 million when comparing the two periods and the average rate paid on those liabilities increased from 0.26% for the three months ended September 30, 2015 to 0.31% for the same period in 2016. As a result, the tax-equivalent interest rate spread decreased from 4.08% for the three months ended September 30, 2015 to 3.41% for the three months ended September 30, 2016.

Provision for loan losses. The provision for loan losses increased from $50,000 for the nine-month period ended September 30, 2015 to $425,000 for the same period in 2016. The provision for loan losses was $200,000 for the three months ended September 30, 2016, but no provision for loan losses was recorded for the same period in 2015. The Bank recognized net charge-offs of $520,000 for the nine months ended September 30, 2016 compared to $1.4 million during the same period in 2015. The net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods.

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

The allowance for loan losses was $3.3 million at September 30, 2016 and $3.4 million at December 31, 2015. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At September 30, 2016, nonperforming loans amounted to $3.6 million compared to $4.6 million at December 31, 2015. Included in nonperforming loans at September 30, 2016 are loans 90 days or more past due and still accruing interest of $204,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2016 and December 31, 2015, nonaccrual loans amounted to $3.4 million and $4.2 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2016 and 2015. Noninterest income for the nine months ended September 30, 2016 increased $929,000 compared to the nine months ended September 30, 2015. The increase was primarily due to increases in service charges on deposit accounts, gains on the sale of loans and gains on the sale of securities of $441,000, $272,000 and $176,000, respectively, when comparing the two periods. The increase in service charges on deposit accounts was primarily due to fees earned on the acquired Peoples accounts.

Noninterest income for the three-month periods ended September 30, 2016 and 2015. Noninterest income for the quarter ended September 30, 2016 increased $524,000 to $1.8 million compared to $1.2 million for the quarter ended September 30, 2015. The increase was primarily due to increases in gains on the sale of loans, services charges on deposit accounts and other income of $240,000, $149,000 and $153,000, respectively. The increase in other income was primarily due to the sale of the Company’s investment in another financial institution in July 2016, resulting in a gain of $145,000.

Noninterest expense for the nine-month periods ended September 30, 2016 and 2015. Noninterest expense for the nine months ended September 30, 2016 increased $3.7 million compared to the same period in 2015 due primarily to the increased expenses associated with operating the five offices acquired from Peoples. Compensation and benefits increased $2.2 million when comparing the two periods due to normal salary increases and the retained Peoples personnel. Other operating expense, data processing expense and occupancy and equipment expense also increased $924,000, $513,000 and $282,000, respectively, when comparing the two periods.

Noninterest expense for the three-month periods ended September 30, 2016 and 2015. Noninterest expense for the quarter ended September 30, 2016 increased $1.3 million compared to the quarter ended September 30, 2015. Compensation and benefits, other operating expense and data processing expense increased $796,000, $225,000 and $209,000, respectively, when comparing the two periods, due primarily to the Peoples acquisition.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2016 was $1.9 million, for an effective tax rate of 27.0%, compared to $1.5 million, for an effective tax rate of 26.3%, for the same period in 2015. For the three-month period ended September 30, 2016, income tax expense and the effective tax rate were $666,000 and 27.4%, respectively, compared to $507,000 and 26.6%, respectively, for the same period in 2015.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2016, the Bank had cash and cash equivalents of $70.4 million and securities available-for-sale with a fair value of $247.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined in the applicable OCC regulations) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $608,000 at September 30, 2016.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2016, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.3%, 14.6%, 14.6% and 15.3%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2016, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2016, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2016 and December 31, 2015 financial information:

	At September 30, 2016		At December 31, 2015
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$188	0.82%	$903	3.79%
200bp	199	0.87	756	3.18
100bp	81	0.35	442	1.86
Static	0	0	0	0
(100)bp	(632)	(2.75)	(1,296)	(5.44)

At September 30, 2016 and December 31, 2015, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, at September 30, 2016 and December 31, 2015, an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income compared to a flat interest rate scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2016 and December 31, 2015 financial information:

	At September 30, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$78,495	$(18,764)	(19.29)%	11.29%	(173	)bp
200bp	87,937	(9,322)	(9.59)	12.35	(67	)bp
100bp	93,571	(3,688)	(3.79)	12.83	(19	)bp
Static	97,259	0	0	13.02	0	bp
(100)bp	103,827	6,568	6.73	13.59	57	bp

	At December 31, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$84,935	$(16,474)	(16.25)%	12.72%	(151	)bp
200bp	95,621	(5,788)	(5.71)	14.01	(22	)bp
100bp	102,349	940	0.93	14.67	44	bp
Static	101,409	0	0	14.23	0	bp
(100)bp	98,469	(2,940)	(2.90)	13.55	(68	)bp

The previous tables indicate that at September 30, 2016 and December 31, 2015, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 to 300 basis point increase in prevailing interest rates. At September 30, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates and an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at December 31, 2015, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase and a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through
July 31, 2016	60	33.31	60	143,620

August 1 through
August 31, 2016	0	N/A	0	143,620

September 1 through
September 30, 2016	0	N/A	0	143,620

Total	60	33.31	60

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2016	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated November 14, 2016	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer