Form 10-K
period 2016-12-31
FIRST CAPITAL INC
filed 2017-03-14
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

(Check one):	Large accelerated filer [ ]	Accelerated filer [X ]
	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $108.0 million, based upon the closing price of $33.89 per share as quoted on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2016.

The number of shares outstanding of the registrant’s common stock as of March 7, 2017 was 3,337,552.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

i

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. First Capital also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, First Capital’s senior management may make forward-looking statements orally to investors and others. These statements are not historical facts, rather statements based on First Capital, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “could,” “should,” “will” “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements to materially differ from those expressed or implied by the forward-looking statements. Factors which could affect actual results include, but are not limited to, interest rate trends and changes in monetary and fiscal policies of the federal government; the general economic climate in the specific market area in which First Capital operates, as well as nationwide; the ability of First Capital to execute its business plan; First Capital’s ability to control costs and expenses; competitive products and pricing; deposit flows; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Any forward-looking statements made by or on behalf of First Capital speak only as of the date they are made, and except to the extent required by applicable law First Capital does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. The reader should, however, consult any further disclosures of a forward-looking nature First Capital may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$137,842	34.23%	$147,933	40.32%	$106,679	34.61%	$107,029	35.65%	$108,097	37.37%
Land	13,895	3.45	12,962	3.53	11,028	3.58	10,309	3.43	9,607	3.32
Commercial real estate	96,462	23.95	84,493	23.03	78,314	25.40	76,496	25.48	68,731	23.76
Residential construction(2)	29,561	7.34	16,391	4.47	10,347	3.36	14,423	4.80	12,753	4.41
Commercial real estate construction	8,921	2.22	1,090	0.30	1,422	0.46	1,715	0.57	3,299	1.14
Total mortgage loans	286,681	71.19	262,869	71.65	207,790	67.41	209,972	69.93	202,487	70.00

Consumer Loans:
Home equity and second mortgage loans	42,908	10.65	38,476	10.49	37,513	12.17	34,815	11.60	36,962	12.78
Automobile loans	34,279	8.51	28,828	7.86	25,274	8.20	23,983	7.99	21,922	7.58
Loans secured by savings accounts	1,879	0.47	2,096	0.57	1,018	0.33	1,138	0.38	770	0.27
Unsecured loans	3,912	0.97	4,350	1.18	3,316	1.07	3,541	1.18	3,191	1.10
Other(3)	9,025	2.24	7,210	1.96	5,075	1.65	4,824	1.61	5,303	1.84
Total consumer loans	92,003	22.84	80,960	22.06	72,196	23.42	68,301	22.76	68,148	23.57

Commercial business loans	24,056	5.97	23,095	6.29	28,282	9.17	21,956	7.31	18,612	6.43
Total gross loans	402,740	100.00%	366,924	100.00%	308,268	100.00%	300,229	100.00%	289,247	100.00%
Less:
Due to borrowers on loans in process	19,037		4,926		3,325		7,142		4,306
Deferred loan fees net of direct costs	(837)		(583)		(506)		(341)		(202)
Allowance for loan losses	3,386		3,415		4,846		4,922		4,736
Total loans, net	$381,154		$359,166		$300,603		$288,506		$280,407

____________

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $28.0 million, or 20.3% of the residential loan portfolio at December 31, 2016. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2016, the Bank originated and funded $51.2 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

ARM loans originated generally have interest rates that adjust at regular intervals of one to five years based upon changes in the prevailing interest rates on United States Treasury Bills. The Bank also originates “hybrid” ARM loans, which are fixed for an initial period three or five years and adjust annually thereafter. The Bank may occasionally use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to 2.0% (upward or downward) per adjustment period and 6.0% over its lifetime and generally contains minimum and maximum interest rates. Borrower demand for ARM loans versus fixed-rate mortgage loans is largely a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2016, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $3.9 million and outstanding balances of $2.7 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $40.2 million at December 31, 2016, of which $15.5 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

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

The Bank originates variable-rate home equity and fixed-rate second mortgage loans generally for terms not to exceed ten years. The loan-to-value ratio on such loans is limited to 80%, taking into account the outstanding balance on the first mortgage loan.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2016 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$9,838	$24,505	$21,692	$32,450	$23,305	$26,052	$137,842
Commercial real estate and land loans(1)	24,114	23,924	15,956	30,128	16,904	8,252	119,278
Residential construction(2)	29,561	0	0	0	0	0	29,561
Consumer loans	20,408	23,180	10,468	12,010	9,924	16,013	92,003
Commercial business	10,702	7,663	2,815	2,689	187	0	24,056
Total gross loans	$94,623	$79,272	$50,931	$77,277	$50,320	$50,317	$402,740

__________________________

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2017, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$69,982	$58,022
Commercial real estate and land loans	28,219	66,945
Residential construction	0	0
Consumer loans	34,453	37,142
Commercial business	8,879	4,475
Total gross loans	$141,533	$166,584

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $15.2 million at December 31, 2016.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2016, the Bank had outstanding letters of credit of $1.2 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $837,000 of net deferred loan costs at December 31, 2016.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2016, the Bank had commitments to originate $624,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$1,634	$1,648	$919	$1,533	$2,773
Commercial real estate(2)	924	2,291	449	1,576	2,961
Commercial business	142	167	1,642	1,898	1,776
Consumer	246	116	129	252	73
Total	2,946	4,222	3,139	5,259	7,583

Accruing loans past due 90 days or more:
Residential real estate(1)	55	271	68	180	215
Commercial real estate(2)	0	75	0	0	0
Commercial business	0	0	0	0	0
Consumer	23	9	17	47	74
Total	78	355	85	227	289
Total nonperforming loans	3,024	4,577	3,224	5,486	7,872

Foreclosed real estate, net	4,674	4,890	78	466	295

Total nonperforming assets	$7,698	$9,467	$3,302	$5,952	$8,167

Total nonperforming loans to net loans	0.79%	1.27%	1.07%	1.90%	2.81%

Total nonperforming loans to total assets	0.41%	0.64%	0.68%	1.23%	1.71%

Total nonperforming assets to total assets	1.04%	1.32%	0.70%	1.34%	1.78%

 _______________________________

(1) Includes residential construction loans.

(2) Includes commercial real estate construction and land loans.

The increase in nonperforming assets from December 31, 2014 to December 31, 2015 is primarily due to the acquisition of Peoples in December 2015. At December 31, 2015, nonperforming assets acquired from Peoples included nonaccrual loans of $1.7 million, accruing loans past due 90 days or more of $346,000 and foreclosed real estate of $4.3 million. At December 31, 2016, nonperforming assets acquired from Peoples included nonaccrual loans of $ 1.4 million and foreclosed real estate of $4.0 million.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2016. The Bank would have recorded interest income of $191,000 for the year ended December 31, 2016 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank generally does not forgive principal or interest on restructured loans. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”.

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2016, TDRs totaled $1.1 million with no related allowance for loan losses on TDRs. TDRs on nonaccrual status totaling $397,000 at December 31, 2016 are included in the nonperforming loans totals above. TDRs performing according to their restructured terms and on accrual status totaled $742,000 at December 31, 2016. See Note 5 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference, for additional information regarding TDRs.

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

At December 31, 2016, the Bank had $3.3 million in doubtful loans and $6.9 million in substandard loans. In addition, the Bank identified $3.1 million in loans as special mention loans at December 31, 2016.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2016, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2016, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 33% to 65%, with a weighted average discount of 39%.

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

At December 31, 2016, 2015 and 2014, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	3,317	5,537	3,139
Substandard	6,863	6,259	6,967
Special mention	3,087	9,082	3,937

The increase in classified assets from December 31, 2014 to December 31, 2015 is primarily due to the acquisition of Peoples in December 2015. At December 31, 2015, classified assets acquired from Peoples included loans classified as doubtful, substandard and special mention of $3.0 million, $1.9 million and $4.9 million, respectively. At December 31, 2016, those totals had decreased to $2.0 million, $236,000 and $132,000, respectively.

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2016	2015	2014
	(Dollars in thousands)

Impaired loans with related allowance	$313	$472	$2,034
Impaired loans with no allowance	3,394	5,474	3,005
Total impaired loans	$3,707	$5,946	$5,039

Allowance for loan losses:
Related to impaired loans	$85	$166	$1,351
Related to other loans	3,301	3,249	3,495

See Note 5 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference, for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2016, the Bank had foreclosed real estate totaling $4.7 million. See Note 7 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2016, the Company’s specific allowances totaled $85,000.

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

At December 31, 2016, management applied specific qualitative factor adjustments to various portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.8 million. These changes we made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2016.

At December 31, 2016, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2016, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Louisville, Kentucky metropolitan area to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2016.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2016.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.30 for this component at December 31, 2016.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2016. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $501,000 at December 31, 2016.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans. The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $559,000 at December 31, 2016.

See Notes 1 and 5 in the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Allowance at beginning of period	$3,415	$4,846	$4,922	$4,736	$4,182
Provision for loan losses	645	50	190	725	1,525
	4,060	4,896	5,112	5,461	5,707

Recoveries:
Residential real estate	58	11	7	60	16
Commercial real estate and land	54	34	6	17	1
Commercial business	14	9	17	74	10
Consumer	118	144	324	202	200
Total recoveries	244	198	354	353	227

Charge-offs:
Residential real estate	118	128	140	353	418
Commercial real estate and land	91	0	0	92	108
Commercial business	264	1,205	6	20	17
Consumer	445	346	474	427	655
Total charge-offs	918	1,679	620	892	1,198
Net (charge-offs) recoveries	(674)	(1,481)	(266)	(539)	(971)
Balance at end of period	$3,386	$3,415	$4,846	$4,922	$4,736

Ratio of allowance to total loans outstanding at the end of the period	0.84%	0.93%	1.57%	1.64%	1.64%

Ratio of net charge-offs to average loans outstanding during the period	0.18%	0.48%	0.09%	0.19%	0.35%

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

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)

Residential real estate(1)	$460	41.57%	$574	44.79%	$669	37.97%	$874	40.45%	$922	41.78%
Commercial real estate and land loans(2)	1,726	29.62	1,698	26.86	1,702	29.44	1,436	29.48	1,381	28.22
Commercial business	198	5.97	261	6.29	1,480	9.17	1,446	7.31	1,223	6.43
Consumer	1,002	22.84	882	22.06	995	23.42	1,116	22.76	1,210	23.57
Total allowance for loan losses	$3,386	100.00%	$3,415	100.00%	$4,846	100.00%	$4,922	100.00%	$4,736	100.00%

 __________________________

(1) Includes residential construction loans.

(2) Includes commercial real estate construction loans.

Investment Activities

As a federally chartered savings association, the Bank has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. The Bank is also required to maintain minimum levels of liquid assets that vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2016, securities with a market value of $206,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2016, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2016				2015				2014
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Mortgage-backed securities (3)	$2	$2	0.01	2.01%	$4	$4	0.01	1.93%	$6	$6	0.01	1.86%
	$2	$2	0.01%		$4	$4	0.01%		$6	$6	0.01%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$2,498	$2,497	0.96%	0.89%	$2,018	$2,017	1.08%	0.82%	$0	$0	0.00%	0.00%
Due after one year through five years	65,935	66,677	25.70	1.32%	47,819	48,032	25.82	1.25%	9,626	9,629	9.73	0.98%
Due after five years through ten years	229	233	0.09	1.68%	31,509	31,616	17.00	1.69%	8,494	8,507	8.59	1.17%
Due after ten years through fifteen years	0	0	0.00	0.00%	3,107	3,132	1.68	2.52%	0	0	0.00	0.00%

Mortgage-backed securities and CMOs (3)	124,265	126,786	48.86	1.66%	51,341	51,549	27.72	1.90%	46,681	46,596	47.07	1.84%

Municipal:
Due in one year or less	551	550	0.21	5.04%	504	504	0.27	0.42%	121	120	0.12	5.40%
Due after one year through five years	9,832	9,804	3.78	3.15%	7,885	7,769	4.18	3.33%	6,160	6,049	6.11	3.15%
Due after five years through ten years	18,250	18,459	7.11	2.94%	14,708	14,322	7.70	4.50%	12,358	11,859	11.98	4.97%
Due after ten years	34,210	34,376	13.25	3.64%	27,742	26,932	14.48	4.39%	14,703	14,150	14.29	4.06%

Equity securities:
Mutual funds	74	74	0.03	N/A	118	118	0.06	N/A	2,083	2,083	2.10	N/A
	$255,844	$259,456	99.99%		$186,751	$185,991	99.99%		$100,226	$98,993	99.99%
____________________________
(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 34%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and CMOs may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distribution of time deposits of $100,000 or more as of December 31, 2016.

Maturity Period	Amount at December 31, 2016
(Dollars in thousands)

Three months or less	$3,163
Over three through six months	3,572
Over six through 12 months	9,791
Over 12 months	8,145
Total	$24,671

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2016			2015			2014
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$121,304	18.25%	$(3,755)	$125,059	19.63%	$52,017	$73,042	17.70%	$16,606
NOW accounts	236,673	35.61	27,996	208,677	32.75	31,372	177,305	42.97	26,542
Savings accounts	158,655	23.87	14,423	144,232	22.64	66,409	77,823	18.86	9,855
Money market accounts	62,858	9.46	445	62,413	9.79	53,833	8,580	2.08	(2,741)
Fixed rate time deposits which mature:
Within one year	49,214	7.41	388	48,826	7.66	8,122	40,704	9.86	(1,477)
After one year, but within three years	25,086	3.77	(12,506)	37,595	5.90	11,266	26,329	6.38	(7,613)
After three years, but within five years	10,730	1.61	460	10,267	1.61	1,529	8,738	2.12	(2,373)
After five years	0	0.00	0	0	0.00	0	0	0.00	0
Club accounts	130	0.02	22	108	0.02	(7)	115	0.03	7
Total	$664,650	100.00%	$27,473	$637,177	100.00%	$224,541	$412,636	100.00%	$38,806

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2016.

	Amount Due
	Less Than One Year	1-3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)

0.00% — 0.99%	$41,844	$20,249	$4,140	$0	$66,233	77.89%
1.00% — 1.99%	5,938	4,823	6,590	0	17,351	20.41
2.00% — 2.99%	1,432	9	0	0	1,441	1.69
3.00% — 3.99%	0	0	0	0	0	0.00
4.00% — 4.99%	0	5	0	0	5	0.01
5.00% — 5.99%	0	0	0	0	0	0.00
6.00% — 6.99%	0	0	0	0	0	0.00
Total	$49,214	$25,086	$10,730	$0	$85,030	100.00%

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Maximum balance at any month end	$0	$0	$6,500

Average balance	0	340	1,137

Period end balance	0	0	0

Weighted average interest rate:
At end of period	0.00%	0.00%	0.00%

During the period	0.00%	0.52%	0.44%

The following table sets forth certain information regarding the Bank’s use of retail repurchase agreements.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Maximum balance at any month end	$0	$0	$10,617

Average balance	0	0	4,601

Period end balance	0	0	0

Weighted average interest rate:
At end of period	0.00%	0.00%	0.00%

During the period	0.00%	0.00%	0.26%

As a result of the Peoples acquisition, the Bank obtained an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million. The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2016, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2016.

On July 31, 2015, the Company entered into a $1.0 million revolving line of credit with Stock Yards Bank & Trust Company secured by stock of the Bank held by the Company. The interest rate charged under the line of credit was the prime rate less 0.25%. The line was closed by the Company on July 31, 2016. The following table sets forth certain information regarding the Company’s use of the revolving line of credit for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015

Maximum balance at any month end	$0	$0

Average balance	0	62

Period end balance	0	0

Weighted average interest rate:
At end of period	0.00%	0.00%

During the period	0.00%	3.18%

Subsidiary Activities

The Bank is a subsidiary and is wholly-owned by the Company. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc., incorporated to hold a portion of the Bank's real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank acquired in connection with the acquisition of Peoples that holds and operates certain foreclosed real estate properties. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to ten other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

Personnel

As of December 31, 2016, the Bank had 171 full-time employees and 33 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision (the “OTS”) was eliminated and responsibility for the supervision and regulation of federal savings associations such as the Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks and federal savings associations, such as the Bank. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the FRB. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

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

Management believes that, as of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

Dividends. The Bank must notify the FRB thirty (30) days before declaring any dividend to the Company. The FRB’s policy is that a savings and loan holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over savings and loan holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and savings associations and their holding companies.

Acquisition of the Company. Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the FRB has found that the acquisition will not result in control of the Company. A change in control definitively occurs upon the acquisition of 25% or more of the Company’s outstanding voting stock. Under the Change in Bank Control Act and its implementing regulations, the FRB generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Banking Regulation

Business Activities. The activities of federal savings associations are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage. In particular, certain lending authority for federal savings associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The applicable capital regulations prior to January 1, 2015 required federal savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio.

Prior to January 1, 2015, the risk-based capital standard for federal savings associations required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor of 0% to 100%, assigned by the capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital was generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 Capital) included cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital could not exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

Effective January 1, 2015, the new capital standards discussed under “Basel III Capital Rules” above became effective with respect to the Bank.

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

A federal savings association will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution, including a federal savings association, from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The Company believes that, as of December 31, 2016, the Bank was “well capitalized” based on the aforementioned ratios.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance is currently $250,000 per depositor, per FDIC-insured institution, per ownership category. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Loans to One Borrower. Federal law provides that federal savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender (QTL) Test. Federal law requires federal savings associations to meet a qualified thrift lender test. Under the test, a federal savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A federal savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2016, the Bank maintained 79% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a federal savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to FRB of the capital distribution if, like the Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC.

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

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, has not been transferred to the Consumer Financial Protection Bureau. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls, is under common control with, or, to a certain extent, controlled by the Bank, including the Company and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, federal savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no federal savings association may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement. The OCC has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OCC that enforcement action to be taken with respect to a particular savings association. If action is not taken by the Director of the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations, however, any assessments are now paid to the OCC as the successor to the Office of Thrift Supervision. The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by the Bank for the year ended December 31, 2016 totaled $188,000.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2016 of $1.6 million.

The FHLBs were previously required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar requirements, or general economic conditions, could reduce the amount of dividends that the FHLBs pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2016: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2017, establish a 3% reserve ratio for aggregate transaction accounts up to $115.1 million, a 10% ratio above $115.1 million, and an exemption of $15.5 million. In October 2008, the FRB began paying interest on certain reserve balances.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives certain check reproductions, such as digital check images and copies made from that image (a “substitute check”), the same legal standing as the original paper check.

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

Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Bank was entitled to take a bad debt deduction for federal income tax purposes which was based on its current or historic net charge-offs by applying the experience reserve method for banks, as long as the Bank did not meet the definition of a “large bank”. Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. The Bank met the definition of a “large bank” for the tax year ended December 31, 2016 as a result of the acquisition of Peoples. As such, the Bank is required to use the specific charge-off method to compute bad debt deductions beginning in 2016 and its bad debt reserves calculated using the experience reserve method will be recaptured in taxable income over the four-year period ending December 31, 2019.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the year ended December 31, 2016, Indiana imposed a 7.0% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate will be reduced to 6.5% for the Company’s tax year ending December 31, 2017 and will remain at 6.5% for the tax year ending December 31, 2018. The Indiana franchise tax rate will then be reduced to 6.25%, 6.00%, 5.50% and 5.00% for the Company’s tax years ending December 31, 2019, 2020, 2021 and 2022, respectively. Finally, the franchise tax rate will be reduced to 4.90% for the Company’s tax year ending December 31, 2023 and will remain 4.90% thereafter. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses is disallowed. The Company’s Indiana state income tax returns have not been audited in the past five years.

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

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2016, $191.1 million, or 47.5% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2016, the Bank’s commercial business loan portfolio amounted to $24.1 million, or 6.0% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2016, the Bank’s commercial real estate loan portfolio amounted to $96.5 million, or 24.0% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

Our customer relationships are critical to the success of our business, and loss of key employees with significant customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with key personnel are strong, we cannot guarantee that all of our key personnel will remain with the organization, which could result in the loss of some of our customers and could have a negative impact on our business, financial condition, and results of operations.

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

While economic conditions have shown signs of improvement through 2016, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rule became effective on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 and will end January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2016.

Location	Year Opened	Net Book Value(1)	Owned/ Leased	Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W.
Corydon, Indiana 47112	1997	$1,488	Owned	12,000

Branch Offices:

391 Old Capital Plaza, N.E.
Corydon, Indiana 47112	1997	145	Leased(2)	425

8095 State Highway 135, N.W.
New Salisbury, Indiana 47161	1999	486	Owned	3,500

710 Main Street
Palmyra, Indiana 47164	1991	1,289	Owned	6,000

9849 Highway 150
Greenville, Indiana 47124	1986	202	Owned	2,484

5100 State Road 64 (Edwardsville Branch)
Georgetown, Indiana 47122	2008	1,165	Owned	4,988

4303 Charlestown Crossing
New Albany, Indiana 47150	1999	661	Owned	3,500

3131 Grant Line Road
New Albany, Indiana 47150	2003	1,442	Owned	12,200

5609 Williamsburg Station Road
Floyds Knobs, Indiana 47119	2003	536	Owned	4,160

2744 Allison Lane
Jeffersonville, Indiana 47130	2003	1,064	Owned	4,090

1312 S. Jackson Street
Salem, Indiana 47167	2007	857	Owned	3,400

2420 Barron Avenue NE
Lanesville, Indiana 47136	2010	789	Owned	1,450

1612 Highway 44 East
Shepherdsville, Kentucky 40165	1980	1,414	Owned	11,892

130 S. Buckman Street
Shepherdsville, Kentucky 40165	1962	311	Owned	3,840

550 John Harper Highway
Shepherdsville, Kentucky 40165	1999	1,077	Owned	6,648

100 S. Bardstown Road
Mount Washington, Kentucky 40047	1991	752	Owned	5,169

140 S. Poplar Street
Lebanon Junction, Kentucky 40150	1973	159	Owned	2,795

_____________

(1)        Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.

(2)       Lease expires in April 2020.

In March 2016 the Bank acquired land in Clark County, Indiana for the construction of a new branch office. As of December 31, 2016, the Company had incurred and capitalized $1.0 million related to the construction of the new branch, including land costs and down payments for new equipment. The estimated cost to complete construction of the branch is approximately $761,000.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2016, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The Nasdaq Capital Market under the symbol “FCAP.” As of December 31, 2016, the Company had 1,161 stockholders of record and 3,337,552 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 19 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company, which is incorporated herein by reference.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2016 and 2015 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2016:
First Quarter	$28.75	$23.50	$0.21	$27.50
Second Quarter	34.58	27.21	0.21	33.89
Third Quarter	35.00	26.58	0.21	31.77
Fourth Quarter	33.00	28.40	0.21	32.42

2015:
First Quarter	$24.95	$22.75	$0.21	$24.17
Second Quarter	28.25	23.51	0.21	27.07
Third Quarter	27.99	25.44	0.21	26.36
Fourth Quarter	27.37	23.08	0.21	26.10

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2016. The maximum number of shares that may yet be purchased under the plan is 143,620.

Equity Compensation Plan Information as of December 31, 2016

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

FINANCIAL CONDITION DATA:	At December 31,

	2016	2015	2014	2013	2012
	(In thousands)

Total assets	$743,658	$715,827	$472,761	$444,384	$459,132
Cash and cash equivalents (1)	45,835	109,174	33,243	11,136	20,411
Securities available for sale	255,844	186,751	100,226	108,762	122,973
Interest-bearing time deposits	14,735	16,655	8,270	4,425	1,400
Net loans	381,154	359,166	300,603	288,506	280,407
Deposits	664,650	637,177	412,636	373,830	384,343
Retail repurchase agreements	0	0	0	9,310	14,092
Advances from FHLB	0	0	0	5,500	5,100
Stockholders' equity, net of noncontrolling interest in subsidiary	75,730	74,396	57,121	53,227	52,824

	For the Year Ended
OPERATING DATA:	December 31,

	2016	2015	2014	2013	2012
	(In thousands)

Interest income	$25,094	$18,713	$18,399	$18,411	$18,800
Interest expense	1,763	1,004	1,144	1,653	2,465
Net interest income	23,331	17,709	17,255	16,758	16,335
Provision for loan losses	645	50	190	725	1,525
Net interest income after provision for loan losses	22,686	17,659	17,065	16,033	14,810

Noninterest income	6,169	5,124	4,936	4,640	4,537
Noninterest expense	19,455	15,608	14,082	13,331	13,853

Income before income taxes	9,400	7,175	7,919	7,342	5,494

Income tax expense	2,523	1,964	2,312	2,255	1,559

Net Income	6,877	5,211	5,607	5,087	3,935
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income Attributable to First Capital, Inc.	$6,864	$5,198	$5,594	$5,074	$3,922

PER SHARE DATA (2):
Net income - basic	$2.05	$1.87	$2.03	$1.82	$1.41
Net income - diluted	2.05	1.87	2.03	1.82	1.41
Dividends	0.84	0.84	0.84	0.80	0.76

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2016	2015	2014	2013	2012
Performance Ratios:

Return on assets (1)	0.94%	1.06%	1.22%	1.11%	0.86%
Return on average equity (2)	8.90%	8.65%	10.09%	9.56%	7.54%
Dividend payout ratio (3)	40.98%	44.92%	41.38%	43.96%	53.90%
Average equity to average assets	10.51%	12.30%	12.08%	11.65%	11.46%
Interest rate spread (4)	3.43%	3.96%	4.06%	3.98%	3.86%
Net interest margin (5)	3.50%	4.03%	4.14%	4.07%	4.00%
Noninterest expense to average assets	2.65%	3.19%	3.07%	2.93%	3.05%
Average interest earning assets to average interest bearing liabilities	128.98%	129.61%	127.64%	124.42%	124.39%

Regulatory Capital Ratios (Bank only):

Tier 1 leverage ratio	9.30%	12.15%	10.59%	10.89%	10.00%
Tier 1 risk-based capital ratio	14.28%	15.26%	14.55%	14.86%	14.35%
Common equity tier 1 capital ratio (6)	14.28%	15.26%	N/A	N/A	N/A
Total risk-based capital ratio	14.98%	16.07%	15.80%	16.11%	15.60%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	0.79%	1.27%	1.07%	1.90%	2.81%
Nonperforming assets as a percent of total assets (8)	1.04%	1.32%	0.70%	1.34%	1.78%
Allowance for loan losses as a percent of gross loans receivable	0.84%	0.93%	1.57%	1.64%	1.64%

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Many of these indicators were affected by the Peoples acquisition as one-time acquisition expenses associated with the acquisition and integration of Peoples were partially offset by increases in net interest income after provision for loan losses, noninterest income and the effect of purchase accounting adjustments. Indicators include the following:

•	Net income and earnings per share – Net income attributable to the Company was $6.9 million, or $2.05 per diluted share for 2016 compared to $5.2 million, or $1.87 per diluted share for 2015. Excluding one-time acquisition-related expenses, the Company would have reported net income of $6.1 million, or $2.18 per share for 2015.

•	Return on average assets and return on average equity – Return on average assets for 2016 was 0.94% compared to 1.06% for 2015, and return on average equity for 2016 was 8.90% compared to 8.65% for 2015.

•	Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 65.9% for 2016 compared to 68.4% for 2015. Excluding one-time acquisition-related expenses, the efficiency ratio would have been 64.0% for 2015.

•	Asset quality – Net loan charge-offs decreased from $1.5 million for 2015 to $674,000 for 2016. The net charge-offs recognized for 2015 primarily relates to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased $1.8 million from $9.5 million, or 1.32% of total assets, at December 31, 2015 to $7.7 million, or 1.04% of total assets, at December 31, 2016. Management has worked diligently throughout 2016 to address nonperforming assets acquired from Peoples. The allowance for loan losses was 0.84% of total loans and 112.0% of nonperforming loans at December 31, 2016 compared to 0.93% of total loans and 74.6% of nonperforming loans at December 31, 2015.

•	Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $26.10 at December 31, 2015 to $32.42 at December 31, 2016 and dividends of $0.84 per share, was 27.4% for 2016 compared to 10.7% for 2015.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•	Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on reducing nonperforming assets and originating high-quality commercial and consumer loans. As noted above, nonperforming assets acquired with Peoples decreased from $6.3 million at December 31, 2015 to $5.4 million at December 31, 2016. A key focus of management in 2017 will be the continued reduction of nonperforming assets through improved collection efforts and underwriting on nonperforming loans and the sale of foreclosed real estate properties.

•	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

•	Improving profitability by expanding our product offerings to customers and investing in technology to increase the productivity and efficiency of our staff.

•	Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income. With our integration of Peoples now complete, management intends to continue to focus on growth in the loan portfolio as well as the implementation of a secondary market lending program in the Bullitt County, Kentucky market.

•	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

•	Evaluating vendor contracts for potential cost savings and efficiencies.

•	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

•	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. We also expect to open our new River Ridge office in Clark County, Indiana in April 2017. Our focus in 2017 will be to continue the enhancement and expansion of our customer relationships in these new markets.

•	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 5 of the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2016, and there have been no material changes in the assumptions or estimation techniques compared to the prior year.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 21 and Note 22 of the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference, describe the methodologies used to determine the fair value of investment securities, impaired loans, foreclosed real estate and other assets. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2016.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income. Net income attributable to the Company was $6.9 million ($2.05 per share diluted; weighted average common shares outstanding of 3,343,416, as adjusted) for the year ended December 31, 2016 compared to $5.2 million ($1.87 per share diluted; weighted average common shares outstanding of 2,783,912, as adjusted) for the year ended December 31, 2015. As previously mentioned in this report, if the one-time acquisition-related expenses from 2015 are excluded from earnings, the Company would have reported net income of $6.1 million, or $2.18 per diluted share, for the year ended December 31, 2015.

Net Interest Income. Net interest income increased $5.6 million, or 31.8%, from $17.7 million for 2015 to $23.3 million for 2016 primarily due to an increase in the average balance of interest-earning assets partially offset by a decrease in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income increased $6.4 million for 2016 as compared to 2015. This increase was primarily a result of the average balance of interest-earning assets increasing from $454.4 million for 2015 to $685.0 million for 2016 partially offset by the tax-equivalent yield on interest-earning assets decreasing from 4.25% for 2015 to 3.76% for 2016. Both the increase in the average balance of interest-earning assets and the decrease in the average tax-equivalent yield for 2016 are primarily attributable to the Peoples acquisition. Through the acquisition of Peoples, the Company acquired loans, investment securities, interest-bearing deposits with banks and federal funds sold with a fair value of approximately $56 million, $132 million, $5 million and $28 million respectively. The high concentration of investment securities, interest-bearing deposits with banks and federal funds sold, which generally provide a lower yield than loans, led to a decrease in the overall tax-equivalent yield on interest-earning assets for 2016. Interest on loans increased $3.9 million as a result of the average balance of loans increasing from $308.5 million for 2015 to $367.7 million for 2016 and the average tax-equivalent yield on loans increasing from 5.29% for 2015 to 5.47% for 2016. Interest and dividends on investment securities (including FHLB stock) increased $2.2 million for 2016 compared to 2015 due to an increase in the average balance of investment securities from $104.8 million for 2015 to $235.3 million for 2016 partially offset by the average tax-equivalent yield of investment securities decreasing from 2.69% for 2015 to 2.17% for 2016. Market interest rates remained at near historic lows throughout 2016, so as investment securities matured or paid down and management invested excess liquidity acquired with Peoples, new investment purchases were generally at lower yields. Other interest income increased $325,000 for 2016 as compared to 2015 primarily due to the average balance of federal funds sold and interest-bearing deposits with banks increasing from $41.2 million for 2015 to $82.0 million for 2016 and the average yield increasing from 0.47% to 0.64% when comparing the two periods.

Total interest expense increased $759,000, from $1.0 million for 2015 to $1.8 million for 2016, due to increases in both the average balance of interest-bearing liabilities from $350.6 million for 2015 to $531.1 million for 2016 and the average cost of interest-bearing liabilities from 0.29% for 2015 to 0.33% for 2016. These changes were also primarily attributable to the Peoples acquisition, with the Company assuming deposit liabilities with a fair value of approximately $209 million. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2016 and 2015 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $645,000 for 2016 compared to $50,000 for 2015. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses for 2016. Net charge-offs decreased when comparing the two periods, from $1.5 million for 2015 to $674,000 for 2016. However, as mentioned previously in this report, net charge-offs recognized in 2015 primarily related to a $1.2 million charge-off on a commercial loan that had been fully reserved for in prior periods. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income increased $1.0 million to $6.2 million for 2016. Service charges on deposit accounts, gains on the sale of loans and gains on the sale of securities increased by $521,000, $336,000 and $176,000, respectively, when comparing the two periods. The increase service charges on deposit accounts was primarily attributable to the new accounts acquired in the Peoples acquisition.

Noninterest expense. Noninterest expense increased $3.9 million, or 24.7%, to $19.5 million for 2016 compared to $15.6 million for 2015 primarily due to the increased expenses associated with operating the five offices acquired from Peoples, partially offset by the $1.0 million in costs related to the 2015 acquisition. Compensation and benefits increased $2.6 million primarily due to normal salary increases and the retained Peoples personnel. Other operating expense and data processing expense also increased $1.0 million and $708,000, respectively, when comparing the two periods.

Income tax expense. The Company recognized income tax expense of $2.5 million for 2016 compared to $2.0 million for 2016. The effective tax rate decreased from 27.4% for 2015 to 26.8% for 2016.

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

	Year Ended December 31,
	2016			2015			2014
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2)(3):
Taxable	$365,272	$19,996	5.47%	$303,455	$16,006	5.27%	$296,560	$15,741	5.31%
Tax-exempt	2,467	124	5.03%	5,012	313	6.25%	4,875	296	6.07%
Total loans	367,739	20,120	5.47%	308,467	16,319	5.29%	301,435	16,037	5.32%

Investment securities:
Taxable (4)	191,695	3,333	1.74%	73,405	1,310	1.78%	76,136	1,299	1.71%
Tax-exempt	43,632	1,763	4.04%	31,397	1,507	4.80%	31,872	1,603	5.03%
Total investment securities	235,327	5,096	2.17%	104,802	2,817	2.69%	108,008	2,902	2.69%

Other interest-earning assets (5)	81,974	521	0.64%	41,155	195	0.47%	23,155	105	0.45%
Total interest-earning assets	685,040	25,737	3.76%	454,424	19,331	4.25%	432,598	19,044	4.40%

Noninterest-earning assets	48,964			34,155			26,370
Total assets	$734,004			$488,579			$458,968
Interest-bearing liabilities:
Interest-bearing demand deposits	$286,679	$755	0.26%	$193,350	$456	0.24%	$178,632	$403	0.23%
Savings accounts	153,748	510	0.33%	85,676	117	0.14%	73,670	73	0.10%
Time deposits	90,701	497	0.55%	71,194	427	0.60%	80,890	651	0.80%
Total deposits	531,128	1,762	0.33%	350,220	1,000	0.29%	333,192	1,127	0.34%

Retail repurchase agreements	0	0	0.00%	0	0	0.00%	4,601	12	0.26%
Borrowed funds	0	0	0.00%	401	4	1.00%	1,137	5	0.44%
Total interest-bearing liabilities	531,128	1,762	0.33%	350,621	1,004	0.29%	338,930	1,144	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	121,824			75,368			64,344
Other liabilities	3,919			2,483			262
Total liabilities	656,871			428,472			403,536
Stockholders’ equity (6)	77,133			60,107			55,432

Total liabilities and stockholders’ equity	$734,004			$488,579			$458,968

Net interest income		$23,975			$18,327			$17,900

Interest rate spread			3.43%			3.96%			4.06%

Net interest margin			3.50%			4.03%			4.14%

Ratio of average interest – earning assets to average interest-bearing liabilities			128.98%			129.61%			127.64%

(1)  Interest income on loans includes fee income of $919,000, $756,000 and $707,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

(2) Average loan balances include loans held for sale and nonperforming loans.

(3) Interest income on loans includes net accretion on acquired loans of $623,000 and $74,000 for the years ended December 31, 2016 and 2015, respectively.

(4)  Includes taxable debt and equity securities and FHLB stock.

(5)  Includes interest-bearing deposits with banks, federal funds sold and interest-bearing time deposits.

(6)  Stockholders’ equity attributable to First Capital, Inc.

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

	2016 Compared to 2015				2015 Compared to 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net

	(In thousands)
Interest-earning assets:
Loans:
Taxable	$607	$3,259	$124	$3,990	$(111)	$379	$(3)	$265
Tax-exempt	(61)	(159)	31	(189)	9	8	0	17
Total loans	546	3,100	155	3,801	(102)	387	(3)	282

Investment securities:
Taxable	(29)	2,099	(47)	2,023	57	(44)	(2)	11
Tax-exempt	(239)	588	(93)	256	(73)	(24)	1	(96)
Total investment securities	(268)	2,687	(140)	2,279	(16)	(68)	(1)	(85)

Other interest-earning assets	69	188	69	326	5	81	4	90
Total net change in income on interest-earning assets	347	5,975	84	6,406	(113)	400	0	287

Interest-bearing liabilities:
Interest-bearing deposits	145	545	72	762	(173)	55	(9)	(127)
Retail repurchase agreements	0	0	0	0	(12)	(12)	12	(12)
Borrowed funds	(4)	(4)	4	(4)	6	(3)	(4)	(1)
Total net change in expense on interest-bearing liabilities	141	541	76	758	(179)	40	(1)	(140)

Net change in net interest income	$206	$5,434	$8	$5,648	$66	$360	$1	$427

Comparison of Financial Condition at December 31, 2016 and 2015

Total assets increased from $715.8 million at December 31, 2015 to $743.7 million at December 31, 2016 primarily due to increases in securities available for sale and net loans receivable partially offset by a decrease in cash and cash equivalents.

Net loans increased from $359.2 million at December 31, 2015 to $381.2 million at December 31, 2016. The primary contributing factor to the increase in net loans was an increase of $12.0 million in commercial real estate loans. The Bank also increased residential construction loans, other consumer loans, and home equity and second mortgage loans by $4.3 million, $6.6 million and $4.4 million, respectively, during 2016. Residential mortgage loans decreased $10.1 million during 2016 as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $51.2 million in new residential mortgages for sale in the secondary market during 2016 compared to $30.1 million in 2015. These loans were originated and funded by the Bank and sold in the secondary market. Of the total originations for 2016, $13.1 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. Gross loans attributable to the Peoples locations increased from $55.5 million at December 31, 2015 to $57.3 million at December 31, 2016, as management has increased lending in this new market while also working to improve asset quality for the acquired portfolio.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed obligations, U.S. agency notes and bonds, and municipal obligations, increased from $186.8 million at December 31, 2015 to $255.8 million at December 31, 2016. Purchases of securities available for sale totaled $184.8 million in 2016. These purchases were offset by maturities of $85.9 million, principal repayments of $19.8 million and sales of $4.6 million in 2016. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents decreased from $109.2 million at December 31, 2015 to $45.8 million at December 31, 2016. The decrease is due primarily to cash equivalents acquired from Peoples in December 2015 being invested in high quality loans and investment securities.

Foreclosed real estate decreased from $4.9 million at December 31, 2015 to $4.7 million at December 31, 2016. As stated earlier in this report, at December 31, 2016, this includes $4.0 million acquired in the Peoples acquisition. This amount includes the Contingent Assets identified in Note 2 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference, for the potential impact the sale of this property (referred to as the “Contingent Assets” in the note) could have on the total cash consideration paid as part of the Peoples acquisition.

Total deposits increased $27.5 million from $637.2 million at December 31, 2015 to $664.7 million at December 31, 2016. During 2016, savings and interest-bearing demand deposit accounts increased $14.4 million and $28.0 million, respectively, while noninterest-bearing demand deposits and time deposits decreased $3.8 million and $11.7 million, respectively. This continues a trend of decreasing certificate of deposit balances as some customers are unwilling to lock into long-term commitments while interest rates remain at their current low levels. Deposits attributable to the Peoples locations increased from $221.0 million at December 31, 2015 to $225.1 million at December 31, 2016, as the Bank has been able to retain, and in some cases increase, the Peoples deposit base.

Total stockholders’ equity attributable to the Company increased $1.3 million from $74.4 million at December 31, 2015 to $75.7 million at December 31, 2016. This increase is primarily the result of retained net income of $4.1 million partially offset by a net unrealized loss on available for sale securities of $2.8 million due to changes in the yield curve and long-term rate forecasts. As of December 31, 2016, the Company had repurchased 96,847 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 425,381 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2016	2015
	(In thousands)

Commitments to originate new loans	$15,203	$7,861
Undisbursed portion of construction loans	19,037	4,869
Unfunded commitments to extend credit under existing commercial and personal lines of credit	71,078	60,698
Standby letters of credit	1,245	1,287

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2016:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$664,650	$628,834	$25,086	$10,730	$0
Operating lease obligations	356	78	156	122	0
Total contractual obligations	$665,006	$628,912	$25,242	$10,852	$0

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2016, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $60.6 million and securities available for sale with a fair value of $255.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and an unsecured federal funds purchased line of credit with another financial institution.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2016, the Bank had total commitments to extend credit of $106.6 million. See Note 17 in the accompanying Notes to Consolidated Financial Statements, which are incorporated herein by reference. At December 31, 2016, the Bank had certificates of deposit scheduled to mature within one year of $49.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $727,000.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulations. As of December 31, 2016 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets ratios of 9.3%, 14.3%, 14.3% and 15.0%, respectively. See Note 20 in the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2016 and 2015 financial information.

	At December 31, 2016		At December 31, 2015
Immediate Change	One Year Horizon		One Year Horizon
in the Level of Interest Rates	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in thousands)
300bp	$3,470	14.14%	$903	3.79%
200bp	1,485	6.05	756	3.18
100bp	736	3.00	442	1.86
Static	-	-	-	-
(100)bp	(1,130)	(4.61)	(1,296)	(5.44)

At December 31, 2016, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00% would increase the Company’s net interest income by $736,000, or 3.00%, over a one year horizon compared to a flat interest rate scenario. Furthermore, a rate increase of 2.00% or 3.00% would cause net interest income to increase by 6.05% and 14.14%, respectively. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income by 4.61% over a one year horizon compared to a flat interest rate scenario.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2016 and 2015 financial information.

	At December 31, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$86,124	$(22,444)	(20.67)%	12.56%	(211	)bp
200bp	98,996	(9,572)	(8.82)	14.07	(60	)bp
100bp	107,561	(1,007)	(0.93)	14.91	24	bp
Static	108,568	-	-	14.67	-	bp
(100)bp	107,122	(1,446)	(1.33)	14.10	(57	)bp

	At December 31, 2015
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$84,935	$(16,474)	(16.25)%	12.72%	(151	)bp
200bp	95,621	(5,788)	(5.71)	14.01	(22	)bp
100bp	102,349	940	0.93	14.67	63	bp
Static	101,409	-	-	14.23	-	bp
(100)bp	98,469	(2,940)	(2.90)	13.55	(68	)bp

The previous table indicates that at December 31, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase or a 100 basis point decrease in prevailing interest rates.

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

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the accompanying Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position

M. Chris Frederick	49	Executive Vice President, Chief Financial Officer and Treasurer
Dennis L. Thomas	60	Senior Vice President- Lending
Jill Keinsley	49	Senior Vice President, Human Resources Director

_________________________

(1)       As of December 31, 2016.

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

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its subsidiaries. The Code of Ethics and Business Conduct is posted on the Company’s Internet website, www.firstharrison.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

(a)	Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

(b)	Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:
Page Reference

	Management’s Report on Internal Controls over Financial Reporting	F- 1

	Report of Independent Registered Public Accounting Firm	F- 2

	Consolidated Balance Sheets at December 31, 2016 and 2015	F- 3

	Consolidated Statements of Income for the years ended December 31, 2016 and 2015	F- 4

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015	F- 5

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015	F- 6

	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	F- 7

	Notes to Consolidated Financial Statements	F- 8

(a)(2)	Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)
	3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
	10.1	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)
	10.2	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
	10.3	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (3)
	10.4	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (4)
	10.4	*First Capital, Inc. 2009 Equity Incentive Plan (5)
	10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
	10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
	10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
	21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)
	23	Consent of Monroe Shine and Co., Inc.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
	101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2014.
(4)	Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2012.
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File No. 0-25023).

[FIRST CAPITAL LETTERHEAD]

Management’s Report on Internal Control over Financial Reporting

The management of First Capital, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the consolidated financial statements is evaluated for effectiveness by management. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in the Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2016, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control Integrated Framework (2013) issued by COSO.

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated March 14, 2017 on the Company’s internal control over financial reporting.

/s/ William W. Harrod	/s/ Michael C. Frederick
William W. Harrod	Michael C. Frederick
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

March 14, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Capital, Inc.

Corydon, Indiana

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. We also have audited First Capital, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

New Albany, Indiana

March 14, 2017

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(In thousands, except share and per share data)	2016	2015
ASSETS
Cash and due from banks	$18,837	$14,756
Interest-bearing deposits with banks	1,865	3,635
Federal funds sold	25,133	90,783
Total cash and cash equivalents	45,835	109,174

Interest-bearing time deposits	14,735	16,655
Securities available for sale, at fair value	255,844	186,751
Securities-held to maturity	2	4
Loans, net	381,154	359,166
Loans held for sale	4,507	3,081
Federal Home Loan Bank and other stock, at cost	1,650	1,650
Foreclosed real estate	4,674	4,890
Premises and equipment	14,841	13,936
Accrued interest receivable	2,363	2,244
Cash value of life insurance	7,082	6,899
Goodwill	6,472	6,472
Core deposit intangible	1,259	1,406
Other assets	3,240	3,499

Total Assets	$743,658	$715,827

LIABILITIES
Deposits:
Noninterest-bearing	$121,304	$125,059
Interest-bearing	543,346	512,118
Total deposits	664,650	637,177

Accrued interest payable	133	167
Accrued expenses and other liabilities	3,033	3,975
Total liabilities	667,816	641,319

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,762,933 shares; outstanding 3,337,552 shares (3,338,603 shares in 2015)	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	47,051	42,991
Unearned stock compensation	(300)	(382)
Accumulated other comprehensive income (loss)	(2,277)	497
Less treasury stock, at cost - 425,381 shares (424,330 shares in 2015)	(8,297)	(8,263)
Total First Capital, Inc. stockholders' equity	75,730	74,396

Noncontrolling interest in subsidiary	112	112
Total equity	75,842	74,508

Total Liabilities and Equity	$743,658	$715,827

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands, except per share data)	2016	2015
INTEREST INCOME
Loans, including fees	$20,078	$16,213
Securities:
Taxable	3,266	1,203
Tax-exempt	1,163	995
Dividends	67	107
Other interest income	520	195
Total interest income	25,094	18,713

INTEREST EXPENSE
Deposits	1,763	1,000
Advances from Federal Home Loan Bank	-	2
Other borrowings	-	2
Total interest expense	1,763	1,004

Net interest income	23,331	17,709

Provision for loan losses	645	50
Net interest income after provision for loan losses	22,686	17,659

NONINTEREST INCOME
Service charges on deposit accounts	3,961	3,440
Commission and fee income	384	414
Gain on sale of securities	176	-
Gain on sale of loans	1,179	843
Mortgage brokerage fee income	-	63
Increase in cash value of life insurance	184	135
Other income	285	229
Total noninterest income	6,169	5,124

NONINTEREST EXPENSE
Compensation and benefits	10,498	7,921
Occupancy and equipment	1,640	1,287
Data processing	2,441	1,733
Professional fees	830	628
Acquisition expense	-	1,002
Advertising	313	317
Other expenses	3,733	2,720
Total noninterest expense	19,455	15,608

Income before income taxes	9,400	7,175
Income tax expense	2,523	1,964

Net Income	6,877	5,211

Less net income attributable to the noncontrolling interest in subsidiary	13	13

Net Income Attributable to First Capital, Inc.	$6,864	$5,198

Earnings per common share attributable to First Capital, Inc.:
Basic	$2.05	$1.87
Diluted	$2.05	$1.87

Dividends per share on common shares	$0.84	$0.84

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands)	2016	2015

Net Income	$6,877	$5,211

OTHER COMPREHENSIVE LOSS
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(4,354)	(476)
Income tax benefit	1,696	173
Net of tax amount	(2,658)	(303)

Less: reclassification adjustment for realized gains included in net income	(176)	-
Income tax expense	60	-
Net of tax amount	(116)	-

Other Comprehensive Loss, net of tax	(2,774)	(303)

Total Comprehensive Income	4,103	4,908

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13

Comprehensive Income Attributable to First Capital, Inc.	$4,090	$4,895

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2015	$32	$24,313	$40,229	$800	$-	$(8,253)	$112	$57,233

Net income	-	-	5,198	-	-	-	13	5,211

Other comprehensive loss	-	-	-	(303)		-	-	(303)

Cash dividends	-	-	(2,436)	-	-	-	(13)	(2,449)

Restricted stock grants, net of forfeitures	-	453	-	-	(453)	-	-	-

Stock compensation expense	-	-	-	-	71	-	-	71

Purchase of 416 treasury shares	-	-	-	-	-	(10)	-	(10)

Issuance of common stock in acquisition - 580,017 shares	6	14,749	-	-	-	-	-	14,755

Balances at December 31, 2015	38	39,515	42,991	497	(382)	(8,263)	112	74,508

Net income	-	-	6,864	-	-	-	13	6,877

Other comprehensive loss	-	-	-	(2,774)	-	-	-	(2,774)

Cash dividends	-	-	(2,804)	-	-	-	(13)	(2,817)

Stock compensation expense	-	-	-	-	82	-	-	82

Purchase of 1,051 treasury shares	-	-	-	-	-	(34)	-	(34)

Balances at December 31, 2016	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,877	$5,211
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	1,268	693
Depreciation and amortization expense	1,187	756
Deferred income taxes	220	672
Stock compensation expense	82	71
Increase in cash value of life insurance	(184)	(135)
Gain on life insurance	-	(110)
Gain on sale of securities	(176)	-
Provision for loan losses	645	50
Proceeds from sale of loans	51,343	31,442
Loans originated for sale	(51,590)	(32,073)
Gain on sale of loans	(1,179)	(843)
Net realized and unrealized loss on foreclosed real estate	50	115
Net loss on sale of premises and equipment	11	61
Net gain on sale of cost method equity investment	(145)	-
Decrease (increase) in accrued interest receivable	(119)	467
Decrease in accrued interest payable	(34)	(367)
Net change in other assets/liabilities	(16)	(4)
Net Cash Provided By Operating Activities	8,240	6,006

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(2,225)	(5,075)
Proceeds from maturities and sales of interest-bearing time deposits	4,145	1,670
Purchase of securities available for sale	(184,752)	(34,028)
Proceeds from maturities of securities available for sale	85,850	19,395
Proceeds from sales of securities available for sale	4,583	45,444
Principal collected on mortgage-backed obligations	19,765	13,457
Net increase in loans receivable	(23,689)	(3,694)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,886
Proceeds from sale of foreclosed real estate	1,222	230
Purchase of premises and equipment	(1,992)	(1,105)
Proceeds from sale of premises and equipment	36	37
Proceeds from sale of cost method equity investment	856	-
Net cash and cash equivalents received in acquisition	-	18,710
Net Cash Provided By (Used In) Investing Activities	(96,201)	56,927

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,473	15,457
Advances from Federal Home Loan Bank	-	15,500
Repayment of advances from Federal Home Loan Bank	-	(15,500)
Advances on line of credit	-	500
Repayment of advances on line of credit	-	(500)
Purchase of treasury stock	(34)	(10)
Dividends paid	(2,817)	(2,449)
Net Cash Provided By Financing Activities	24,622	12,998

Net Increase (Decrease) in Cash and Cash Equivalents	(63,339)	75,931
Cash and cash equivalents at beginning of year	109,174	33,243

Cash and Cash Equivalents at End of Year	$45,835	$109,174

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the savings and loan holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through seventeen locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and operates certain foreclosed real estate properties. FHB Risk Mitigation Services, Inc. (the “Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to ten other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses

Loans Held for Investment

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in the Louisville, Kentucky metropolitan area. The ability of the Company’s customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Troubled Debt Restructurings

The modification of a loan is considered to be a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

A TDR can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. A TDR on nonaccrual status is restored to accrual status when the borrower has demonstrated the ability to make future payments in accordance with the restructured terms, including consistent and timely payments of at least six consecutive months according to the restructured terms.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 5 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2016 and 2015.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended December 31, 2016 and 2015.

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

During 2016 the Company recognized $10,000 in partial charge-offs, while during 2015 no partial charge-offs were recognized. At December 31, 2016, the Company had eight loans with an aggregate recorded investment of $390,000 and an aggregate unpaid principal balance of $869,000 on which partial charge-offs of $345,000 had been recorded. At December 31, 2015, the Company had 10 loans with an aggregate recorded investment of $646,000 and an aggregate unpaid principal balance of $1.2 million on which partial charge-offs of $410,000 had been recorded.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. Aggregate market value is determined based on the quoted prices under a “best efforts” sales agreement with a third party. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains on sales of mortgage loans are determined using the specific identification method and are included in noninterest income. Mortgage loans are sold with servicing released.

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2016, the Bank had commitments to originate $624,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

Transfers of Financial Assets

The Company accounts for transfers and servicing of financial assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing. Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free from conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Cash Surrender Value of Life Insurance

The Bank has purchased life insurance policies on certain directors, officers and key employees to offset costs associated with the Bank’s compensation and benefit programs. The Bank is the owner and is a joint or sole beneficiary of the policies. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Income from the increase in cash surrender value of the policies and income from the realization of death benefits is reported in noninterest income.

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

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in FASB ASC Topic 718 for its stock plans.

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

Concentration of Credit Risk

The Company and its subsidiaries maintain cash balances at various financial institutions. At times, these cash balances may be in excess of federally insured limits.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. The update simplifies the measurement of goodwill impairment by eliminating Step 2 (implied fair value measurement) from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The amendments in the update are effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

As part of the merger, the Company acquired foreclosed real estate with an estimated fair value of $3.75 million (the “Contingent Assets”). Under the terms of the Merger Agreement, if the Company sells the Contingent Assets within 24 months after the effective date of the merger or has entered into a written contract for the sale of the Contingent Assets which are then sold within 60 days after the expiration of that 24-month period, the Company will distribute additional cash consideration of 50% of the sale proceeds in excess of $3.75 million on a pro rata basis to the former shareholders of Peoples. At December 31, 2016, there was no written contract for the sale of the Contingent Assets and no contingent consideration is anticipated.

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

In accounting for the acquisition, $1.4 million was assigned to a core deposit intangible which is being amortized over a weighted-average estimated economic life of 9.67 years. It is not anticipated that the core deposit intangible will have a significant residual value.

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

FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable (referred to as purchased credit impaired loans or PCI loans). See Note 5 for additional disclosures related to the Company’s PCI loans. Following is a summary of the acquired loans at the date of acquisition:

(In thousands)	Fair Value	Gross Contractual Amounts Receivable	Estimated Contractual Cash Flows Not Expected to be Collected

Acquired loans subject to ASC 310-30	$1,570	$2,934	$1,033
Acquired loans not subject to ASC 310-30	54,157	60,013	1,927

Total acquired loans	$55,727	$62,947	$2,960

For the period from December 4, 2015 to December 31, 2015, Peoples contributed $291,000 in loan interest income and $94,000 in deposit interest expense to the Company’s operations. Total contributed revenues and net income of Peoples for the period from December 4, 2015 to December 31, 2015 is not available as separate information on all revenues and expenses was not maintained. The following unaudited pro forma summary presents combined results of operations as if the acquisition was consummated on January 1, 2015:

Pro Forma Year Ended December 31, 2015
(In thousands)
Revenue (interest income and noninterest income)	$32,655
Net income	6,284

In addition to combining the historical results of operations, the pro forma calculations consider the purchase accounting adjustments and nonrecurring charges directly related to the acquisition and the related tax effects. The pro forma calculations do not include any anticipated cost savings as a result of the acquisition. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition actually been consummated on January 1, 2015, or results that may occur in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)           RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment. The average amount of those reserve balances for the years ended December 31, 2016 and 2015 was approximately $1.5 million and $886,000, respectively.

(4)           INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2016 and 2015 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2016:
Securities available for sale:
Agency mortgage-backed securities	$110,493	$93	$2,349	$108,237
Agency CMO	16,293	23	288	16,028
Other debt securities:
Agency notes and bonds	69,407	14	759	68,662
Municipal obligations	63,189	783	1,129	62,843
Subtotal – debt securities	259,382	913	4,525	255,770

Mutual funds	74	0	0	74

Total securities available for sale	$259,456	$913	$4,525	$255,844

Securities held to maturity:
Agency mortgage-backed securities	$2	$0	$0	$2

Total securities held to maturity	$2	$0	$0	$2

December 31, 2015:
Securities available for sale:
Agency mortgage-backed securities	$42,158	$123	$271	$42,010
Agency CMO	9,391	41	101	9,331
Other debt securities:
Agency notes and bonds	84,797	11	355	84,453
Municipal obligations	49,527	1,372	60	50,839
Subtotal – debt securities	185,873	1,547	787	186,633

Mutual funds	118	0	0	118

Total securities available for sale	$185,991	$1,547	$787	$186,751

Securities held to maturity:
Agency mortgage-backed securities	$4	$0	$0	$4

Total securities held to maturity	$4	$0	$0	$4

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The amortized cost and fair value of debt securities as of December 31, 2016, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$3,047	$3,049	$0	$0
Due after one year through five years	76,481	75,767	0	0
Due after five years through ten years	18,692	18,479	0	0
Due after ten years	34,376	34,210	0	0
	132,596	131,505	0	0
Mortgage-backed securities and CMO	126,786	124,265	2	2

	$259,382	$255,770	$2	$2

At December 31, 2016, certain securities available for sale with an amortized cost and fair value of $44.5 million were pledged to secure public fund deposits.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2016, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows. At December 31, 2016, the Company did not have any securities held to maturity with an unrealized loss.

(Dollars in thousands)	Number of Investment Positions	Fair Value	Gross Unrealized Losses

Continuous loss position less than twelve months:
Agency mortgage-backed securities	78	$101,838	$2,336
Agency CMO	13	11,767	239
Agency notes and bonds	20	59,126	759
Municipal obligations	54	28,414	1,129

Total less than twelve months	165	201,145	4,463

Continuous loss position more than twelve months:
Agency mortgage-backed securities	1	531	13
Agency CMO	5	2,502	49

Total more than twelve months	6	3,033	62

Total securities available for sale	171	$204,178	$4,525

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4 - continued)

At December 31, 2016, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 2.2% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2016, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2016, the Company realized gross gains of $176,000 on the sale of available for sale municipal obligations with gross proceeds of $4.6 million. During the year ended December 31, 2015, the Company realized no gains or losses on the sale of securities. Securities acquired from Peoples with a fair value of $45.4 million were sold within a short period of time following the merger, resulting in no gain or loss for financial reporting purposes.

At December 31, 2015, the Company held 131,750 shares of common stock in another financial institution, representing approximately 9% of the outstanding common stock of the entity, for a total investment of $711,000. The investment was accounted for using the cost method of accounting and was included in other assets in the consolidated balance sheet. The Company’s investment was sold for $856,000 in July 2016, resulting in a gain of $145,000 which is included in other income in the consolidated statement of income.

(5)           LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2016 and 2015 consisted of the following:

(In thousands)	2016	2015

Real estate mortgage loans:
Residential	$137,842	$147,933
Land	13,895	12,962
Residential construction	29,561	16,391
Commercial real estate	96,462	84,493
Commercial real estate construction	8,921	1,090
Commercial business loans	24,056	23,095
Consumer loans:
Home equity and second mortgage loans	42,908	38,476
Automobile loans	34,279	28,828
Loans secured by savings accounts	1,879	2,096
Unsecured loans	3,912	4,350
Other consumer loans	9,025	7,210
Gross loans	402,740	366,924
Less undisbursed portion of loans in process	(19,037)	(4,926)

Principal loan balance	383,703	361,998

Deferred loan origination fees, net	837	583
Allowance for loan losses	(3,386)	(3,415)

Loans, net	$381,154	$359,166

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

At December 31, 2016 and 2015, the net unaccreted discount on loans acquired from Peoples, excluding PCI loans, was $137,000 and $590,000, respectively.

At December 31, 2016 and 2015, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $3.7 million and $2.5 million, respectively.

Mortgage loans serviced for the benefit of others amounted to $126,000 and $156,000 at December 31, 2016 and 2015, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

The following table represents the aggregate activity for related party loans during the year ended December 31, 2016. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)

Beginning balance	$7,275
New loans	2,897
Payments	(2,328)

Ending balance	$7,844

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2016 and 2015 were $2.4 million and $3.2 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2016 and 2015:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2016:
Principal loan balance	$137,842	$13,895	$19,445	$96,462	$24,056	$42,908	$49,095	$383,703

Accrued interest receivable	455	42	44	249	67	141	226	1,224

Net deferred loan origination fees and costs	80	14	0	(42)	3	782	0	837

Recorded investment in loans	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

December 31, 2015:
Principal loan balance	$147,933	$12,962	$12,555	$84,493	$23,095	$38,476	$42,484	$361,998

Accrued interest receivable	584	70	61	281	64	130	171	1,361

Net deferred loan origination fees and costs	58	6	0	(46)	(6)	571	0	583

Recorded investment in loans	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:

Beginning balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415
Provisions	(87)	(92)	33	157	187	79	368	645
Charge-offs	(118)	(9)	0	(82)	(264)	(36)	(409)	(918)
Recoveries	58	0	0	54	14	14	104	244

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$23	$0	$0	$0	$43	$13	$6	$85
Collectively evaluated for impairment	357	56	80	1,670	155	670	313	3,301
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

Recorded Investment in Loans:

Individually evaluated for impairment	$2,083	$0	$0	$1,217	$143	$244	$20	$3,707
Collectively evaluated for impairment	135,904	13,951	19,489	95,212	23,983	43,587	49,301	381,427
Acquired with deteriorated credit quality	390	0	0	240	0	0	0	630

Ending balance	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

At December 31, 2016 and 2015, management applied specific qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the historical loss factors by 0.33% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $1.8 million and $1.4 million, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2016 and 2015.

At December 31, 2016 and 2015, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2016 and 2015, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Louisville, Kentucky metropolitan area, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2016 and 2015.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2016 and 2015.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management has maintained the elevated risk factor of 1.30 for this component at December 31, 2016 and 2015.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2016 and 2015. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $501,000 and $457,000 at December 31, 2016 and 2015, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $559,000 and $410,000 at December 31, 2016 and 2015, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,871	$2,223	$0	$1,904	$26
Land	0	0	0	5	0
Construction	0	0	0	0	3
Commercial real estate	1,217	1,540	0	2,959	60
Commercial business	75	81	0	66	0
Home equity and second mortgage	231	237	0	88	2
Other consumer	0	0	0	4	1

	$3,394	$4,081	$0	$5,026	$92

Loans with an allowance recorded:
Residential real estate	$212	$217	$23	$148	$0
Land	0	0	0	0	0
Construction	0	0	0	0	0
Commercial real estate	0	0	0	99	0
Commercial business	68	68	43	54	0
Home equity and second mortgage	13	14	13	27	0
Other consumer	20	20	6	22	0

	$313	$319	$85	$350	$0

Total:
Residential real estate	$2,083	$2,440	$23	$2,052	$26
Land	0	0	0	5	0
Construction	0	0	0	0	3
Commercial real estate	1,217	1,540	0	3,058	60
Commercial business	143	149	43	120	0
Home equity and second mortgage	244	251	13	115	2
Other consumer	20	20	6	26	1

	$3,707	$4,400	$85	$5,376	$92

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,634	$55	$1,689	$1,648	$271	$1,919
Land	0	0	0	24	75	99
Construction	0	0	0	0	0	0
Commercial real estate	924	0	924	2,267	0	2,267
Commercial business	142	0	142	167	0	167
Home equity and second mortgage	226	0	226	116	0	116
Other consumer	20	23	43	0	9	9

Total	$2,946	$78	$3,024	$4,222	$355	$4,577

The following table presents the aging of the recorded investment in loans at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$2,444	$707	$1,021	$4,172	$133,815	$390	$138,377
Land	0	52	0	52	13,899	0	13,951
Construction	0	0	0	0	19,489	0	19,489
Commercial real estate	0	0	27	27	96,402	240	96,669
Commercial business	155	0	83	238	23,888	0	24,126
Home equity and second mortgage	352	0	13	365	43,466	0	43,831
Other consumer	319	66	43	428	48,893	0	49,321

Total	$3,270	$825	$1,187	$5,282	$379,852	$630	$385,764

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
December 31, 2016:
Pass	$135,328	$13,795	$19,489	$87,782	$23,246	$43,601	$49,256	$372,497
Special mention	403	86	0	1,892	661	0	45	3,087
Substandard	721	70	0	5,991	77	4	0	6,863
Doubtful	1,925	0	0	1,004	142	226	20	3,317
Loss	0	0	0	0	0	0	0	0

Total	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

December 31, 2015:
Pass	$140,438	$10,077	$12,286	$76,389	$22,365	$38,956	$42,553	$343,064
Special mention	3,657	125	330	4,446	471	0	53	9,082
Substandard	1,948	2,812	0	1,195	150	105	49	6,259
Doubtful	2,532	24	0	2,698	167	116	0	5,537
Loss	0	0	0	0	0	0	0	0

Total	$148,575	$13,038	$12,616	$84,728	$23,153	$39,177	$42,655	$363,942

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)

Residential real estate	$433	$229	$662	$0	$342	$315	$657	$0
Commercial real estate	291	168	459	0	1,348	294	1,642	0
Home equity and second mortgage	18	0	18	0	20	0	20	0

Total	$742	$397	$1,139	$0	$1,710	$609	$2,319	$0

At December 31, 2016 and 2015, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the years ended December 31, 2016 and 2015.

The Company had payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified with the previous 12 months on two TDRs to the same borrower totaling $187,000 during the year ended December 31, 2015. There were no such defaults during the year ended December 31, 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2016 and 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

Purchased Credit Impaired (“PCI”) Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Such loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. In determining the estimated fair value of purchased loans or pools, management considers a number of factors including the remaining life, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received, among others. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (FASB ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The difference between the expected cash flows and the fair value at acquisition is recorded as interest income over the remaining life of the loan or pool of loans and is referred to as the accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which is recognized as future interest income.

The following table presents the carrying amount of PCI loans accounted for under FASB ASC 310-30 at December 31, 2016 and 2015:

(In thousands)	2016	2015

Residential real estate	$390	$884
Commercial real estate	240	466

	$630	$1,350

The outstanding balance of PCI loans accounted for under FASB ASC 310-30, including contractual principal, interest, fees and penalties was $754,000 and $1.6 million at December 31, 2016 and 2015, respectively.

There was no allowance for loan losses related to PCI loans at December 31, 2016 or 2015. In addition, there were no losses recognized or reductions of the allowance for loan losses on PCI loans for the years ended December 31, 2016 and 2015.

Accretable yield, or income expected to be collected, is as follows for the years ended December 31, 2016 and 2015:

(In thousands)	2016	2015

Balance at January 1	$319	$-
New loans purchased	-	331
Accretion to income	(75)	(12)
Disposals of loans	(93)	-
Reclassification (to) from nonaccretable difference	101	-

Balance at December 31	$252	$319

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)           PREMISES AND EQUIPMENT

Premises and equipment as of December 31 consisted of the following:

(In thousands)	2016	2015

Land and land improvements	$5,297	$4,771
Leasehold improvements	134	56
Office buildings	13,136	12,632
Furniture, fixtures and equipment	5,723	5,662
	24,290	23,121
Less accumulated depreciation	9,449	9,185

Totals	$14,841	$13,936

Depreciation expense was $1.0 million and $744,000 for the years ended December 31, 2016 and 2015, respectively.

The Company is constructing a new branch location in Clark County, Indiana, which is scheduled to be completed in April 2017. As of December 31, 2016, the Company had incurred and capitalized $1.0 million related to the new branch, including land costs and down payments for equipment. The estimated cost to complete construction of the branch is approximately $761,000.

(7)           FORECLOSED REAL ESTATE

At December 31, 2016 and 2015, the Bank had foreclosed real estate held for sale of $4.7 million and $4.9 million, respectively. During the years ended December 31, 2016 and 2015, foreclosure losses in the amount of $278,000 and $1.2 million, respectively, were charged off to the allowance for loan losses. Losses on subsequent write-downs of foreclosed real estate were $80,000 and $100,000 for 2016 and 2015, respectively. Net realized gains from the sale of foreclosed real estate amounted to $30,000 for 2016 and net realized losses from the sale of foreclosed real estate amounted to $15,000 for 2015. The net gain or loss on foreclosed real estate is reported in other noninterest expense. Net expenses of holding foreclosed real estate are included in other noninterest expenses and amounted to $173,000 and $50,000 in 2016 and 2015, respectively. Realized gains from the sale of foreclosed real estate are deferred when the sales are financed by the Bank and do not qualify for recognition under U.S. GAAP. There were no realized gains from the sale of foreclosed real estate deferred for 2016 or 2015. At December 31, 2016 and 2015, deferred gains on the sale of foreclosed real estate financed by the Bank amounted to $10,000.

At December 31, 2016 and 2015, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $793,000 and $313,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)          GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2016 or 2015.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000 for 2016 and $12,000 for 2015. Estimated amortization expense for the core deposit intangible for each of the ensuing five years and in the aggregate is as follows:

Years ending December 31:	(In thousands)

2017	$147
2018	147
2019	147
2020	147
2021	147
2022 and thereafter	524

Total	$1,259

(9)           DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $3.6 million and $3.5 million at December 31, 2016 and 2015, respectively.

At December 31, 2016, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2017	$49,214
2018	18,548
2019	6,538
2020	6,491
2021 and thereafter	4,239

Total	$85,030

The Bank held deposits of approximately $11.9 million and $11.4 million for related parties at December 31, 2016 and 2015, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10)         LINES OF CREDIT

In connection with the acquisition of Peoples Bank, the Bank obtained an unsecured federal funds purchased line of credit through The Bankers’ Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2016 and 2015, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2016 and 2015, the Bank had no outstanding borrowings under the line of credit.

(11)         ADVANCES FROM FEDERAL HOME LOAN BANK

There were no outstanding advances from the FHLB at December 31, 2016 or 2015. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2016, the carrying value of residential mortgage loans pledged as security for potential future advances was $68.4 million.

(12)         LEASE COMMITMENTS

During 2015, the Bank extended a noncancelable lease agreement for branch office space which expires in March 2020 with annual lease payments of $19,000. During September 2016, Heritage Hills signed a lease agreement for equipment which expires in October 2021 with annual lease payments of $59,000. At December 31, 2016, minimum lease payments under the leases were $78,000 for each year ending December 31, 2017 through 2019, $64,000 for the year ending December 31, 2020 and $59,000 for the year ending December 31, 2021, for an aggregate total of $357,000.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

Total rental expense for all operating leases for the years ended December 31, 2016 and 2015 was $28,000 and $30,000, respectively.

(13)         INCOME TAXES

The components of income tax expense for the years ended December 31, 2016 and 2015 were as follows:

(In thousands)	2016	2015

Current	$2,303	$1,292
Deferred	220	672

Totals	$2,523	$1,964

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13 - continued)

The reconciliation of income tax expense for the years ended December 31, 2016 and 2015, with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2016	2015

Provision at federal statutory tax rate	$3,196	$2,440
State income tax-net of federal tax benefit	111	107
Change in state statutory tax rate	(4)	(4)
Tax-exempt interest income	(416)	(405)
Bank-owned life insurance income	(62)	(83)
Captive insurance net premiums	(294)	(322)
Nondeductible acquisition expense	-	219
Other	(8)	12

Totals	$2,523	$1,964

Effective tax rate	26.8%	27.4%

Significant components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

(In thousands)	2016	2015

Deferred tax assets (liabilities):
Deferred compensation plans	$200	$205
Allowance for loan losses	876	872
Accrued expenses	45	155
Unrealized loss on securities available for sale	1,335	-
Other	353	351
Deferred tax assets	2,809	1,583

Depreciation	(632)	(550)
Deferred loan fees and costs	(261)	(186)
FHLB stock dividends	(56)	(262)
Prepaid expenses	(295)	(258)
Acquisition purchase accounting adjustments	(304)	(181)
Unrealized gain on securities available for sale	-	(261)
Deferred tax liabilities	(1,548)	(1,698)

Net deferred tax asset (liability)	$1,261	$(115)

Tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

At December 31, 2016 and 2015, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2013 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13 - continued)

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

(14)         EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $472,000 and $362,000 to the plan for the years ended December 31, 2016 and 2015, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2016 and 2015 as all shares were allocated during 2008.

At December 31, 2016 and 2015, the ESOP trust held 54,196 and 54,204 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15)         DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and will be paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $365,000 and $370,000 at December 31, 2016 and 2015, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $21,000 and $8,000 for the years ended December 31, 2016 and 2015, respectively.

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2036. The agreements also provide for payment of benefits in the event of disability, early retirement, termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $161,000 and $164,000 at December 31, 2016 and 2015, respectively. Deferred compensation expense for the director plan was $19,000 for both of the years ended December 31, 2016 and 2015.

(16)         STOCK-BASED COMPENSATION PLAN

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. At December 31, 2016, 204,000 shares of the Company’s common stock were available for issuance under the Plan.

The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. The terms of the plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2016, no stock options had been granted under the Plan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16 - continued)

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock generally vests over a five-year period. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the years ended December 31, 2016 and 2015 was $82,000 and $71,000, respectively. A summary of the Company’s nonvested restricted shares activity as of December 31, 2016 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at beginning of year	18,000	$24.50
Granted	-	-
Vested	4,000	24.50
Forfeited	-	-

Nonvested at end of year	14,000	$24.50

The total fair value of restricted shares that vested during the year ended December 31, 2016 was $132,000. At December 31, 2016, unrecognized compensation expense related to nonvested restricted shares was $300,000. The compensation expense is expected to be recognized over the remaining vesting period of 3.5 years.

(17)       COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the consolidated financial statements.

Commitments under outstanding standby letters of credit totaled $1.2 million and $1.3 million at December 31, 2016 and 2015, respectively.

The following is a summary of the commitments to extend credit at December 31, 2016 and 2015:

(In thousands)	2016	2015

Loan commitments:
Fixed rate	$4,542	$4,007
Adjustable rate	10,661	3,854

Unused lines of credit on credit cards	5,463	4,429
Undisbursed commercial and personal lines of credit	32,125	29,359
Undisbursed portion of construction loans in process	19,037	4,869
Undisbursed portion of home equity lines of credit	33,490	26,910

Total commitments to extend credit	$105,318	$73,428

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18)         FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 17). The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2016 or 2015.

(19)         DIVIDEND RESTRICTION

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer for 2016 is 0.625%. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2016 and 2015.

As of December 31, 2016, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

	Actual		Minimum for Capital Adequacy Purposes with Capital Conservation Buffer:		Minimum to be Well Capitalized under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:

Total capital (to risk weighted assets)	$71,832	14.98%	$41,354	8.625%	$47,946	10.00%

Tier I capital (to risk weighted assets)	$68,446	14.28%	$31,764	6.625%	$38,357	8.00%

Common equity Tier I capital (to risk weighted assets)	$68,446	14.28%	$24,572	5.125%	$31,165	6.50%

Tier I capital (to average assets)	$68,446	9.30%	$29,447	4.00%	$36,809	5.00%

As of December 31, 2015:

Total capital (to risk weighted assets)	$67,540	16.07%	$33,624	8.00%	$42,030	10.00%

Tier I capital (to risk weighted assets)	$64,125	15.26%	$25,218	6.00%	$33,624	8.00%

Common equity Tier I capital (to risk weighted assets)	$64,125	15.26%	$18,913	4.50%	$27,319	6.50%

Tier I capital (to average assets)	$64,125	12.15%	$21,110	4.00%	$26,387	5.00%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21)         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 22) in which the fair value measurements fall at December 31, 2016 and 2015:

			Fair Value Measurements Using
(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2016:

Financial assets:
Cash and cash equivalents	$45,835	$45,835	$45,835	$0	$0
Interest-bearing time deposits	14,735	14,786	0	14,786	0
Securities available for sale	255,844	255,844	74	255,770	0
Securities held to maturity	2	2	0	2	0
Loans held for sale	4,507	4,598	0	4,598	0
Loans, net	381,154	381,459	0	0	381,459
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,363	2,363	0	2,363	0

Financial liabilities:
Deposits	664,650	663,806	0	0	663,806
Accrued interest payable	133	133	0	133	0

December 31, 2015:

Financial assets:
Cash and cash equivalents	$109,174	$109,174	$109,174	$0	$0
Interest-bearing time deposits	16,655	16,696	0	16,696	0
Securities available for sale	186,751	186,751	118	186,633	0
Securities held to maturity	4	4	0	4	0
Loans held for sale	3,081	3,145	0	3,145	0
Loans, net	359,166	359,784	0	0	359,784
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,244	2,244	0	2,244	0
Cost method investment (included in other assets)	711	711	0	711	0

Financial liabilities:
Deposits	637,177	636,406	0	0	636,406
Accrued interest payable	167	167	0	167	0

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 17, and the fair value of these instruments is considered immaterial.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22)         FAIR VALUE MEASUREMENTS

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2016. The Company had no liabilities measured at fair value as of December 31, 2016.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency mortgage-backed securities	$0	$108,237	$0	$108,237
Agency CMO	0	16,028	0	16,028
Agency notes and bonds	0	68,662	0	68,662
Municipal obligations	0	62,843	0	62,843
Mutual funds	74	0	0	74
Total securities available for sale	$74	$255,770	$0	$255,844

Assets Measured on a Nonrecurring Basis

Impaired loans:
Residential real estate	$0	$0	$2,060	$2,060
Commercial real estate	0	0	1,217	1,217
Commercial business	0	0	100	100
Home equity and second mortgage	0	0	231	231
Other consumer	0	0	14	14
Total impaired loans	$0	$0	$3,622	$3,622

Loans held for sale	$0	$4,507	$0	$4,507

Foreclosed real estate:
Residential real estate	$0	$0	$226	$226
Commercial real estate	0	0	4,448	4,448
Total foreclosed real estate	$0	$0	$4,674	$4,674

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2016 and 2015, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 33% to 65%, with a weighted average discount of 39%. At December 31, 2015, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 59%, with a weighted average discount of 16%.

The Company recognized provisions for loan losses of $158,000 and $154,000 for the years ended December 31, 2016 and 2015, respectively, for impaired loans.

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

At December 31, 2016, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranging from 10% to 77%, with a weighted average of 38%. At December 31, 2015, the discount from appraised value ranged from 9% to 43%, with a weighted average of 30%.

The Company recognized charges of $80,000 and $100,000 to write down foreclosed real estate to fair value for the years ended December 31, 2016 and 2015.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2016 and 2015. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2016 and 2015. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2016 and 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)         PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)

	As of December 31,
	2016	2015
Assets:
Cash and cash equivalents	$727	$461
Other assets	243	971
Investment in subsidiaries	74,790	73,027

	$75,760	$74,459

Liabilities and Equity:
Accrued expenses	$30	$63
Stockholders' equity	75,730	74,396

	$75,760	$74,459

Statements of Income
(In thousands)

	Years Ended December 31,
	2016	2015

Dividend income from subsidiary	$2,550	$18,200
Other income	152	9
Other operating expenses	(534)	(1,116)

Income before income taxes and equity in undistributed net income of subsidiaries	2,168	17,093

Income tax benefit	158	179

Income before equity in undistributed net income of subsidiaries	2,326	17,272
Equity in undistributed net income of subsidiaries	4,538	(12,074)

Net income	$6,864	$5,198

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2016	2015
Operating Activities:
Net income	$6,864	$5,198
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,538)	12,074
Stock compensation expense	82	71
Gain on sale of cost method equity investment	(145)	0
Net change in other assets and liabilities	(15)	3
Net cash provided by operating activities	2,248	17,346

Investing Activities:
Proceeds from sale of cost method equity investment	856	0
Net cash paid in acquisition of Peoples	0	(14,748)
Net cash provided by (used in) investing activities	856	(14,748)

Financing Activities:
Advances on line of credit	0	500
Repayment of advances on line of credit	0	(500)
Purchase of treasury stock	(34)	(10)
Cash dividends paid	(2,804)	(2,436)
Net cash used in financing activities	(2,838)	(2,446)

Net increase in cash and cash equivalents	266	152

Cash and cash equivalents at beginning of year	461	309

Cash and cash equivalents at end of year	$727	$461

(24)         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2016	2015

Cash payments for:
Interest	$1,914	$978
Income taxes (net of refunds received)	1,054	1,040

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$1,307	$809
Proceeds from sales of foreclosed real estate financed through loans	288	0

Noncash financing activity:
Issuance of common stock in Peoples acquisition	$0	$14,755

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)         SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2016 and 2015.

(In thousands, except share and per share data)	Years Ended December 31,
	2016	2015
Basic:

Net income attributable to First Capital, Inc.	$6,864	$5,198

Shares:
Weighted average common shares outstanding	3,340,566	2,783,508

Net income per common share attributable to First Capital, Inc., basic	$2.05	$1.87

Diluted:

Net income attributable to First Capital, Inc.	$6,864	$5,198

Shares:
Weighted average common shares outstanding	3,340,566	2,783,508
Add: Dilutive effect of restricted stock	2,850	404

Weighted average common shares outstanding, as adjusted	3,343,416	2,783,912

Net income per common share attributable to First Capital, Inc., diluted	$2.05	$1.87

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the years ended December 31, 2016 and 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	(In thousands, except per share data)

Interest income	$6,346	$6,289	$6,215	$6,244
Interest expense	500	456	414	393
Net interest income	5,846	5,833	5,801	5,851
Provision for loan losses	75	150	200	220
Net interest income after provision for loan losses	5,771	5,683	5,601	5,631
Noninterest income	1,368	1,615	1,750	1,436
Noninterest expenses	4,990	4,844	4,924	4,697
Income before income taxes	2,149	2,454	2,427	2,370
Income tax expense	564	667	666	626

Net income	1,585	1,787	1,761	1,744
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,582	$1,783	$1,758	$1,741

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.47	$0.53	$0.53	$0.52
Diluted	$0.47	$0.53	$0.53	$0.52

2015

Interest income	$4,496	$4,555	$4,553	$5,109
Interest expense	243	239	220	302
Net interest income	4,253	4,316	4,333	4,807
Provision for loan losses	0	50	0	0
Net interest income after provision for loan losses	4,253	4,266	4,333	4,807
Noninterest income	1,364	1,214	1,226	1,320
Noninterest expenses	3,679	3,761	3,651	4,517
Income before income taxes	1,938	1,719	1,908	1,610
Income tax expense	469	487	507	501

Net income	1,469	1,232	1,401	1,109
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,466	$1,228	$1,398	$1,106

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.53	$0.45	$0.51	$0.38
Diluted	$0.53	$0.45	$0.51	$0.38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 14, 2017	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive	March 14, 2017
William W. Harrod	Officer and Director
(principal executive officer)

/s/ Michael L. Shireman	Chairman	March 14, 2017
Michael L. Shireman

/s/ Michael C. Frederick	Executive Vice President, Chief	March 14, 2017
Michael C. Frederick	Financial Officer and Treasurer
(principal accounting and
financial officer)

/s/ Samuel E. Uhl	Director	March 14, 2017
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 14, 2017
Mark D. Shireman

/s/ Kenneth R. Saulman	Director	March 14, 2017
Kenneth R. Saulman

/s/ Kathryn W. Ernstberger	Director	March 14, 2017
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 14, 2017
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 14, 2017
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 14, 2017
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 14, 2017
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 14, 2017
Dana L. Huber