Form 10-Q
period 2017-03-31
FIRST CAPITAL INC
filed 2017-05-09
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to__________________

Commission File No. 0-25023

First Capital, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-2056949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

220 Federal Drive NW, Corydon, Indiana 47112	1-812-738-2198
(Address of principal executive offices, zip code, telephone number)

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

Yes   X    No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ___	Accelerated Filer X	Non-accelerated Filer ___
Smaller Reporting Company ___	Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,337,552 shares of common stock were outstanding as of April 27, 2017.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS
Cash and due from banks	$13,947	$18,837
Interest bearing deposits with banks	1,892	1,865
Federal funds sold	31,818	25,133
Total cash and cash equivalents	47,657	45,835

Interest-bearing time deposits	13,535	14,735
Securities available for sale, at fair value	272,185	255,844
Securities-held to maturity	2	2
Loans, net	385,084	381,154
Loans held for sale	2,425	4,507
Federal Home Loan Bank and other stock, at cost	1,650	1,650
Foreclosed real estate	4,417	4,674
Premises and equipment	14,950	14,841
Accrued interest receivable	2,437	2,363
Cash value of life insurance	7,124	7,082
Goodwill	6,472	6,472
Core deposit intangible	1,222	1,259
Other assets	2,777	3,240

Total Assets	$761,937	$743,658

LIABILITIES
Deposits:
Noninterest-bearing	$138,183	$121,304
Interest-bearing	543,476	543,346
Total deposits	681,659	664,650

Accrued interest payable	122	133
Accrued expenses and other liabilities	2,973	3,033
Total liabilities	684,754	667,816

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,762,933 shares; outstanding 3,337,552 shares	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	47,903	47,051
Unearned stock compensation	(279)	(300)
Accumulated other comprehensive loss	(1,812)	(2,277)
Less treasury stock, at cost - 425,381 shares	(8,297)	(8,297)
Total First Capital, Inc. stockholders' equity	77,068	75,730

Noncontrolling interest in subsidiary	115	112
Total equity	77,183	75,842

Total Liabilities and Equity	$761,937	$743,658

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$4,947	$5,148
Securities:
Taxable	934	751
Tax-exempt	329	287
Dividends	17	16
Other interest income	116	144
Total interest income	6,343	6,346
INTEREST EXPENSE
Deposits	359	500
Total interest expense	359	500
Net interest income	5,984	5,846
Provision for loan losses	211	75
Net interest income after provision for loan losses	5,773	5,771
NONINTEREST INCOME
Service charges on deposit accounts	1,001	924
Commission and fee income	114	125
Gain on sale of loans	257	250
Increase in cash value of life insurance	41	35
Other income	40	34
Total noninterest income	1,453	1,368
NONINTEREST EXPENSE
Compensation and benefits	2,720	2,717
Occupancy and equipment	381	428
Data processing	648	537
Professional fees	163	192
Advertising	100	92
Net loss on foreclosed real estate	311	150
Other expenses	832	874
Total noninterest expense	5,155	4,990
Income before income taxes	2,071	2,149
Income tax expense	515	564
Net Income	1,556	1,585
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$1,553	$1,582

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.46	$0.47
Diluted	$0.46	$0.47

Dividends per share on common shares	$0.21	$0.21

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Net Income	$1,556	$1,585

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	753	1,077
Income tax expense	(288)	(419)
Net of tax amount	465	658

Other Comprehensive Income, net of tax	465	658

Comprehensive Income	2,021	2,243
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$2,018	$2,240

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2016	$38	$39,515	$42,991	$497	$(382)	$(8,263)	$112	$74,508

Net income	0	0	1,582	0	0	0	3	1,585

Other comprehensive income	0	0	0	658	0	0	0	658

Cash dividends	0	0	(701)	0	0	0	0	(701)

Stock compensation expense	0	0	0	0	20	0	0	20

Balances at March 31, 2016	$38	$39,515	$43,872	$1,155	$(362)	$(8,263)	$115	$76,070

Balances at January 1, 2017	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

Net income	0	0	1,553	0	0	0	3	1,556

Other comprehensive income	0	0	0	465	0	0	0	465

Cash dividends	0	0	(701)	0	0	0	0	(701)

Stock compensation expense	0	0	0	0	21	0	0	21

Balances at March 31, 2017	$38	$39,515	$47,903	$(1,812)	$(279)	$(8,297)	$115	$77,183

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$1,556	$1,585
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	411	186
Depreciation and amortization expense	299	289
Deferred income taxes	67	165
Stock compensation expense	21	21
Increase in cash value of life insurance	(41)	(35)
Provision for loan losses	211	75
Proceeds from sales of loans	12,891	10,886
Loans originated for sale	(10,552)	(9,195)
Gain on sale of loans	(257)	(250)
Net realized and unrealized loss on foreclosed real estate	227	101
Increase in accrued interest receivable	(74)	(229)
Decrease in accrued interest payable	(11)	(15)
Net change in other assets/liabilities	77	(691)
Net Cash Provided By Operating Activities	4,825	2,893

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(245)	(500)
Proceeds from maturities and sales of interest-bearing time deposits	1,445	745
Purchase of securities available for sale	(22,815)	(62,112)
Proceeds from maturities of securities available for sale	850	36,300
Principal collected on mortgage-backed obligations	5,936	2,773
Net (increase) decrease in loans receivable	(4,304)	1,294
Proceeds from sale of foreclosed real estate	193	508
Purchase of premises and equipment	(371)	(591)
Net Cash Used In Investing Activities	(19,311)	(21,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,009	19,008
Dividends paid	(701)	(701)
Net Cash Provided By Financing Activities	16,308	18,307

Net Increase (Decrease) in Cash and Cash Equivalents	1,822	(383)
Cash and cash equivalents at beginning of period	45,835	109,174
Cash and Cash Equivalents at End of Period	$47,657	$108,791

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”), a wholly-owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and manages certain foreclosed real estate properties.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2017, and the results of operations and the cash flows for the three months ended March 31, 2017 and 2016. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or stockholders’ equity.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2017 and December 31, 2016 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2017
Securities available for sale:
Agency mortgage-backed securities	$120,354	$76	$1,999	$118,431
Agency CMO	15,452	18	264	15,206
Other debt securities:
Agency notes and bonds	70,778	6	695	70,089
Municipal obligations	68,416	894	924	68,386
Subtotal - debt securities	275,000	994	3,882	272,112

Mutual funds	73	0	0	73

Total securities available for sale	$275,073	$994	$3,882	$272,185

Securities held to maturity:
Agency mortgage-backed securities	$2	$0	$0	$2

Total securities held to maturity	$2	$0	$0	$2

December 31, 2016
Securities available for sale:
Agency mortgage-backed securities	$110,493	$93	$2,349	$108,237
Agency CMO	16,293	23	288	16,028
Other debt securities:
Agency notes and bonds	69,407	14	759	68,662
Municipal obligations	63,189	783	1,129	62,843
Subtotal - debt securities	259,382	913	4,525	255,770

Mutual funds	74	0	0	74

Total securities available for sale	$259,456	$913	$4,525	$255,844

Securities held to maturity:
Agency mortgage-backed securities	$2	$0	$0	$2

Total securities held to maturity	$2	$0	$0	$2

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

The amortized cost and fair value of debt securities as of March 31, 2017, by contractual maturity, are shown below. Expected maturities of CMO and mortgage-backed securities may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in one year or less	$2,992	$2,992	$0	$0
Due after one year through five years	77,675	77,072	0	0
Due after five years through ten years	22,684	22,545
Due after ten years	35,843	35,866	0	0
	139,194	138,475	0	0
Mortgage-backed securities and CMO	135,806	133,637	2	2

	$275,000	$272,112	$2	$2

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At March 31, 2017, the Company did not have any securities held to maturity with an unrealized loss.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	22	$56,787	$674
Agency CMO	13	10,098	175
Agency mortgage-backed securities	86	113,326	1,987
Muncipal obligations	45	24,057	924

Total less than twelve months	166	204,268	3,760

Continuous loss position more than twelve months:
Agency notes and bonds	1	4,979	21
Agency CMO	6	3,850	89
Agency mortgage-backed securities	1	504	12

Total more than twelve months	8	9,333	122

Total securities available for sale	174	$213,601	$3,882

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

At March 31, 2017, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.8% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2017, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

The Company did not sell any securities during the three months ended March 31, 2017 or 2016.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At March 31, 2017, the Company had six loans on which partial charge-offs of $200,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of March 31, 2017 and December 31, 2016.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

At March 31, 2017 and December 31, 2016, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $738,000 and $793,000, respectively.

Loans at March 31, 2017 and December 31, 2016 consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016

Real estate mortgage loans:
Residential	$136,714	$137,842
Land	16,252	13,895
Residential construction	30,207	29,561
Commercial real estate	92,825	96,462
Commercial real estate contruction	8,626	8,921
Commercial business loans	26,097	24,056
Consumer loans:
Home equity and second mortgage loans	44,456	42,908
Automobile loans	34,657	34,279
Loans secured by savings accounts	1,853	1,879
Unsecured loans	3,661	3,912
Other consumer loans	8,446	9,025
Gross loans	403,794	402,740
Less undisbursed portion of loans in process	(16,187)	(19,037)

Principal loan balance	387,607	383,703

Deferred loan origination fees, net	895	837
Allowance for loan losses	(3,418)	(3,386)

Loans, net	$385,084	$381,154

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2017:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$136,714	$16,252	$22,646	$92,825	$26,097	$44,456	$48,617	$387,607

Accrued interest receivable	437	37	56	230	69	137	184	1,150

Net deferred loan origination fees and costs	83	16	1	(33)	3	825	0	895

Recorded investment in loans	$137,234	$16,305	$22,703	$93,022	$26,169	$45,418	$48,801	$389,652

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,236	$0	$0	$1,082	$123	$242	$27	$3,710
Collectively evaluated for impairment	134,604	16,305	22,703	91,738	26,046	45,176	48,774	385,346
Acquired with deteriorated credit quality	394	0	0	202	0	0	0	596

Ending balance	$137,234	$16,305	$22,703	$93,022	$26,169	$45,418	$48,801	$389,652

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2016:

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

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,083	$0	$0	$1,217	$143	$244	$20	$3,707
Collectively evaluated for impairment	135,904	13,951	19,489	95,212	23,983	43,587	49,301	381,427
Acquired with deteriorated credit quality	390	0	0	240	0	0	0	630

Ending balance	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$19	$0	$0	$0	$40	$13	$2	$74
Collectively evaluated for impairment	252	109	223	1,585	204	685	286	3,344
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$271	$109	$223	$1,585	$244	$698	$288	$3,418

An analysis of the allowance for loan losses as of December 31, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$23	$0	$0	$0	$43	$13	$6	$85
Collectively evaluated for impairment	357	56	80	1,670	155	670	313	3,301
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386
Provisions for loan losses	(85)	53	143	(128)	85	14	129	211
Charge-offs	(40)	0	0	(1)	(43)	0	(204)	(288)
Recoveries	16	0	0	44	4	1	44	109

Ending balance	$271	$109	$223	$1,585	$244	$698	$288	$3,418

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415
Provisions for loan losses	(29)	(64)	(2)	(63)	10	126	97	75
Charge-offs	(40)	(9)	0	(14)	0	(35)	(125)	(223)
Recoveries	12	0	0	4	2	4	30	52

Ending balance	$470	$84	$45	$1,468	$273	$721	$258	$3,319

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2017 and December 31, 2016, management applied specific qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.33% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $2.2 million at March 31, 2017 and $1.8 million at December 31, 2016. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at March 31, 2017 and December 31, 2016.

At March 31, 2017 and December 31, 2016, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at March 31, 2017 and December 31, 2016. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $518,000 and $501,000 at March 31, 2017 and December 31, 2016, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2016 to March 31, 2017.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $589,000 and $559,000 at March 31, 2017 and December 31, 2016, respectively. During the period from December 31, 2016 to March 31, 2017, management adjusted these factors due to changes in the historical experience for classified loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2017 and 2016.

	At March 31, 2017			Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,148	$2,351	$0	$2,010	$8	$1,845	$6
Land	0	0	0	0	0	12	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,082	1,379	0	1,150	3	3,259	19
Commercial business	73	80	0	74	0	65	0
Home equity/2nd mortgage	229	235	0	230	0	56	0
Other consumer	11	11	0	6	0	0	0

	3,543	4,056	0	3,470	11	5,237	25

Loans with an allowance recorded:
Residential	88	92	19	150	0	134	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	233	0
Commercial business	50	50	40	59	0	100	0
Home equity/2nd mortgage	13	14	13	13	0	47	0
Other consumer	16	16	2	18	0	24	0

	167	172	74	240	0	538	0

Total:
Residential	2,236	2,443	19	2,160	8	1,979	6
Land	0	0	0	0	0	12	0
Construction	0	0	0	0	0	0	0
Commercial real estate	1,082	1,379	0	1,150	3	3,492	19
Commercial business	123	130	40	133	0	165	0
Home equity/2nd mortgage	242	249	13	243	0	103	0
Other consumer	27	27	2	24	0	24	0

	$3,710	$4,228	$74	$3,710	$11	$5,775	$25

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,871	$2,223	$0
Land	0	0	0
Construction	0	0	0
Commercial real estate	1,217	1,540	0
Commercial business	75	81	0
Home equity/2nd mortgage	231	237	0
Other consumer	0	0	0

	3,394	4,081	0

Loans with an allowance recorded:
Residential	212	217	23
Land	0	0	0
Construction	0	0	0
Commercial real estate	0	0	0
Commercial business	68	68	43
Home equity/2nd mortgage	13	14	13
Other consumer	20	20	6

	313	319	85

Total:
Residential	2,083	2,440	23
Land	0	0	0
Construction	0	0	0
Commercial real estate	1,217	1,540	0
Commercial business	143	149	43
Home equity/2nd mortgage	244	251	13
Other consumer	20	20	6

	$3,707	$4,400	$85

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$1,789	$132	$1,921	$1,634	$55	$1,689
Land	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	903	0	903	924	0	924
Commercial business	123	0	123	142	0	142
Home equity/2nd mortgage	225	0	225	226	0	226
Other consumer	27	11	38	20	23	43

Total	$3,067	$143	$3,210	$2,946	$78	$3,024

The following table presents the aging of the recorded investment in loans at March 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Credit Purchased Impaired Loans	Total Loans
	(In thousands)

Residential	$3,176	$563	$843	$4,582	$132,258	$394	$137,234
Land	75	0	0	75	16,230	0	16,305
Construction	0	0	0	0	22,703	0	22,703
Commercial real estate	420	0	27	447	92,373	202	93,022
Commercial business	70	0	65	135	26,034	0	26,169
Home equity/2nd mortgage	145	60	114	319	45,099	0	45,418
Other consumer	199	24	37	260	48,541	0	48,801

Total	$4,085	$647	$1,086	$5,818	$383,238	$596	$389,652

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$2,444	$707	$1,021	$4,172	$133,815	$390	$138,377
Land	0	52	0	52	13,899	0	13,951
Construction	0	0	0	0	19,489	0	19,489
Commercial real estate	0	0	27	27	96,402	240	96,669
Commercial business	155	0	83	238	23,888	0	24,126
Home equity/2nd mortgage	352	0	13	365	43,466	0	43,831
Other consumer	319	66	43	428	48,893	0	49,321

Total	$3,270	$825	$1,187	$5,282	$379,852	$630	$385,764

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2017
Pass	$133,720	$16,150	$22,703	$84,487	$25,320	$45,190	$48,758	$376,328
Special Mention	394	85	0	1,843	648	0	16	2,986
Substandard	1,038	70	0	5,709	78	3	0	6,898
Doubtful	2,082	0	0	983	123	225	27	3,440
Loss	0	0	0	0	0	0	0	0

Total	$137,234	$16,305	$22,703	$93,022	$26,169	$45,418	$48,801	$389,652

December 31, 2016
Pass	$135,328	$13,795	$19,489	$87,782	$23,246	$43,601	$49,256	$372,497
Special Mention	403	86	0	1,892	661	0	45	3,087
Substandard	721	70	0	5,991	77	4	0	6,863
Doubtful	1,925	0	0	1,004	142	226	20	3,317
Loss	0	0	0	0	0	0	0	0

Total	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Troubled Debt Restructurings

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$333	$199	$532	$0	$433	$229	$662	$0
Commercial real estate	178	165	343	0	291	168	459	0
Home equity and 2nd mortgage	17	0	17	0	18	0	18	0

Total	$528	$364	$892	$0	$742	$397	$1,139	$0

At March 31, 2017 and December 31, 2016, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the three months ended March 31, 2017 or 2016.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2017 or 2016.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016

Residential real estate	$392	$390
Commercial real estate	204	240
Carrying amount	596	630

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $711,000 and $754,000 at March 31, 2017 and December 31, 2016, respectively.

There was no allowance for loan losses related to PCI loans at March 31, 2017 or December 31, 2016. There were no provisions for loan loss related to PCI loans for the three-month period ended March 31, 2017. Provisions for loan losses of $6,000 related to PCI loans were recognized for the three-month period ended March 31, 2016. There were no reductions of the allowance for loan losses on PCI loans for the three-month periods ended March 31, 2017 and 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Accretable yield, or income expected to be collected, is as follows for the three-month periods ended March 31, 2017 and 2016:

(In thousands)	2017	2016

Balance at beginning of period	$252	$319
New loans purchased	-	-
Accretion to income	(14)	(25)
Disposals and other adjustments	-	(53)
Reclassification (to) from nonaccretable difference	6	(96)

Balance at end of period	$244	$145

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
	2017	2016
(Dollars in thousands, exept per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$1,553	$1,582

Shares:
Weighted average common shares outstanding	3,342,052	3,339,103

Net income attributable to First Capital, Inc. per common share, basic	$0.46	$0.47

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$1,553	$1,582

Shares:
Weighted average common shares outstanding	3,342,052	3,339,103
Add: Dilutive effect of restricted stock	5,070	2,180

Weighted average common shares outstanding, as adjusted	3,347,122	3,341,283

Net income attributable to First Capital, Inc. per common share, diluted	$0.46	$0.47

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common share outstanding. No shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three months ended March 31, 2017 and 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock Option Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. At March 31, 2017, 204,000 shares of the Company’s common stock were available for issuance under the Plan.

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2017, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably over a five-year period. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month periods ended March 31, 2017 and 2016 was $21,000 in each period.

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2017 and changes during the three-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	14,000	$24.50
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2017	14,000	$24.50

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

At March 31, 2017, there was $279,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 3.25 years.

6.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Cash payments for:	$370	$515
Interest	0	0
Taxes

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	194	366

7.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2017 and December 31, 2016. The Company had no liabilities measured at fair value as of March 31, 2017 or December 31, 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2017
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$118,431	$0	$118,431
Agency CMO	0	15,206	0	15,206
Agency notes and bonds	0	70,089	0	70,089
Municipal obligations	0	68,386	0	68,386
Mutual funds	73	0	0	73
Total securities available for sale	$73	$272,112	$0	$272,185

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,217	$2,217
Commercial real estate	0	0	1,082	1,082
Commercial business	0	0	83	83
Home equity and second mortgage	0	0	229	229
Other consumer	0	0	25	25
Total impaired loans	$0	$0	$3,636	$3,636

Loans held for sale	$0	$2,425	$0	$2,425

Foreclosed real estate:
Residential real estate	$0	$0	$202	$202
Commercial real estate	0	0	4,215	4,215
Total foreclosed real estate	$0	$0	$4,417	$4,417

December 31, 2016
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$108,237	$0	$108,237
Agency CMO	0	16,028	0	16,028
Agency notes and bonds	0	68,662	0	68,662
Municipal obligations	0	62,843	0	62,843
Mutual funds	74	0	0	74
Total securities available for sale	$74	$255,770	$0	$255,844

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,060	$2,060
Land	0	0	1,217	1,217
Commercial real estate	0	0	100	100
Commercial business	0	0	231	231
Home equity and second mortgage	0	0	14	14
Total impaired loans	$0	$0	$3,622	$3,622

Loans held for sale	$0	$4,507	$0	$4,507

Foreclosed real estate:
Residential real estate	$0	$0	$226	$226
Commercial real estate	0	0	4,448	4,448
Total foreclosed real estate	$0	$0	$4,674	$4,674

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2017 and December 31, 2016, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 12% to 64%, with a weighted average discount of 44%. At December 31, 2016, the discount from appraised value ranged from 33% to 65%, with a weighted average discount of 39%. The Company recognized provisions for loan losses for impaired loans for the three months ended March 31, 2017 and 2016 of $2,000 and $106,000, respectively.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 10% to 75%, with a weighted average of 42%. At December 31, 2016, the discount from appraised value ranged from 10% to 77%, with a weighted average of 38%. The Company recognized losses of $228,000 and $83,000, respectively, to write down foreclosed real estate for the three month periods ended March 31, 2017 and 2016, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2017 and 2016. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2017 and 2016. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2017 and 2016.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2017
Financial assets:
Cash and cash equivalents	$47,657	$47,657	$47,657	$0	$0
Interest-bearing time deposits	13,535	13,556	0	13,556	0
Securities available for sale	272,185	272,185	73	272,112	0
Securities held to maturity	2	2	0	2	0
Loans held for sale	2,425	2,473	0	2,473	0
Loans, net	385,084	384,278	0	0	384,278
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,437	2,437	0	2,437	0

Financial liabilities:
Deposits	681,659	680,685	0	0	680,685
Accrued interest payable	122	122	0	122	0

December 31, 2016:
Financial assets:
Cash and cash equivalents	$45,835	$45,835	$45,835	$0	$0
Interest-bearing time deposits	14,735	14,786	0	14,786	0
Securities available for sale	255,844	255,844	74	255,770	0
Securities held to maturity	2	2	0	2	0
Loans held for sale	4,507	4,598	0	4,598	0
Loans, net	381,154	381,459	0	0	381,459
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,363	2,363	0	2,363	0

Financial liabilities:
Deposits	664,650	663,806	0	0	663,806
Accrued interest payable	133	133	0	133	0

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is evaluating the new guidance, but does not expect the adoption of this update to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

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

(8 – continued)

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. The update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the update requires the premium to be amortized to the earliest call date. The update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2017, there were no significant changes in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Condition

Total assets increased $18.2 million from $743.7 million at December 31, 2016 to $761.9 million at March 31, 2017.

Net loans receivable (excluding loans held for sale) increased $3.9 million from $381.2 million at December 31, 2016 to $385.1 million at March 31, 2017. Residential construction loans, land loans and commercial business loans increased $3.2 million, $2.4 million and $2.0 million, respectively, during the three months ended March 31, 2017 while commercial real estate loans and residential mortgage loans decreased $3.6 million and $1.1 million, respectively, during the period.

Securities available for sale increased $16.4 million from $255.8 million at December 31, 2016 to $272.2 million at March 31, 2017. Purchases of $22.8 million of securities classified as available for sale were made during the three months ended March 31, 2017 and consisted primarily of U.S. government agency mortgage-backed securities and municipal bonds. Principal repayments and maturities of available for sale securities totaled $5.9 million and $850,000, respectively, during the three months ended March 31, 2017.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $45.8 million at December 31, 2016 to $47.7 million at March 31, 2017, primarily due to an increase in federal funds sold of $6.7 million, partially offset by a $4.9 million decrease in cash and due from banks.

Total deposits increased 2.6% from $664.7 million at December 31, 2016 to $681.7 million at March 31, 2017. Noninterest-bearing checking accounts increased $16.9 million during the three months ended March 31, 2017 primarily due to new accounts and normal balance fluctuations. Interest-bearing demand and savings accounts increased $2.7 million during period primarily due to current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. This resulted in a decrease in time deposits of $2.5 million during the period.

Total stockholders' equity attributable to the Company increased from $75.7 million at December 31, 2016 to $77.1 million at March 31, 2017 primarily due to retained net income of $852,000 and a decrease of $465,000 in the net unrealized loss on securities available for sale during the three months ended March 31, 2017. The decrease in the net unrealized loss on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net Income for the three-month periods ended March 31, 2017 and 2016. Net income attributable to the Company was $1.6 million ($0.46 per share) for the three months ended March 31, 2017 compared to $1.6 million ($0.47 per share) for the three months ended March 31, 2016.

Net interest income for the three-month periods ended March 31, 2017 and 2016. Net interest income increased $138,000 for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in interest-earning assets, partially offset by decrease in the interest rate spread.

Total interest income decreased $3,000 for the three months ended March 31, 2017 compared to the same period in 2016. For the three months ended March 31, 2017, the average balance of interest-earning assets and their tax-equivalent yield were $704.4 million and 3.70%, respectively. During the same period in 2016, the average balance of those assets was $671.3 million and the tax-equivalent yield was 3.88%. The decrease in the average tax-equivalent yield for 2017 is primarily due to the effect of purchase accounting adjustments related to the December 2015 acquisition of Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary Peoples Bank of Bullitt County (collectively, “Peoples”), headquartered in Shepherdsville, Kentucky. Accretion income related to acquired Peoples loans totaled $35,000 for the three months ended March 31, 2017 compared to $284,000 for the three months ended March 31, 2016.

Total interest expense decreased $141,000 for the three months ended March 31, 2017 compared to the same period in 2016. The average rate paid on interest-bearing liabilities decreased from 0.39% for the three months ended March 31, 2016 to 0.26% for the same period in 2017. This was partially offset by an increase in the average balance of interest-bearing liabilities from $514.2 million to $546.7 million, respectively. The decrease in the average cost of funds is primarily due to the repricing of savings and interest-bearing demand deposit accounts acquired from Peoples. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased from 3.49% for the quarter ended March 31, 2016 to 3.44% for the same period in 2017.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $75,000 for the quarter ended March 31, 2016 to $211,000 for the quarter ended March 31, 2017. The increase in the provision for loan losses for 2017 as compared to the same period in 2016 was due primarily to growth in the loan portfolio. Total loans increased $3.9 million during the three months ended March 31, 2017, compared to a decrease of $1.9 million in total loans during the three months ended March 31, 2016. The Bank recognized net charge-offs of $179,000 for the quarter ended March 31, 2017 compared to $171,000 for the same period in 2016.

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

The allowance for loan losses was $3.4 million at March 31, 2017 and December 31, 2016. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At March 31, 2017, nonperforming loans amounted to $3.2 million compared to $3.0 million at December 31, 2016. Included in nonperforming loans at March 31, 2017 are loans 90 days or more past due and still accruing interest of $143,000. These loans are accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2017 and December 31, 2016, nonaccrual loans amounted to $3.1 million and $2.9 million, respectively.

Noninterest income for the three-month periods ended March 31, 2017 and 2016. Noninterest income was $1.5 million and $1.4 million, respectively, for the three-month periods ended March 31, 2017 and 2016. Service charges on deposit accounts increased $77,000 when comparing the two periods primarily due to new accounts. This was partially offset by an $11,000 decrease in commission and fee income.

Noninterest expense for the three-month periods ended March 31, 2017 and 2016. Noninterest expense for the three months ended March 31, 2017 increased $165,000 compared to the same period in 2016, due primarily to increases in net losses on foreclosed real estate of $161,000 and data processing expense of $111,000. Data processing expense increased when comparing the two periods primarily due to upgraded networks and additional electronic banking customers as a result of the Peoples acquisition.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense. Income tax expense for the three-month period ended March 31, 2017 was $515,000, for an effective tax rate of 24.9%, compared to $564,000, for an effective tax rate of 26.2%, for the same period in 2016. The decrease in effective tax rates is primarily due to an increase in tax-exempt income as a percent of income before taxes in 2017.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2017, the Bank had cash and cash equivalents of $47.7 million and securities available-for-sale with a fair value of $272.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (OCC) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $791,000 at March 31, 2017.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2017, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.3%, 14.1%, 14.1% and 14.8%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2017, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

For the three months ended March 31, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2017 and December 31, 2016 financial information:

	At March 31, 2017		At December 31, 2016
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,766	7.11%	$3,470	14.14%
200bp	1,210	4.88	1,485	6.05
100bp	626	2.53	736	3.00
Static	0	0	0	0
(100)bp	(880)	(3.55)	(1,130)	(4.61)

At March 31, 2017 and December 31, 2016, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2017 and December 31, 2016 financial information:

	At March 31, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$109,738	$(1,092)	(0.99)%	15.50%	98	bp
200bp	110,414	(416)	(0.38)	15.21	69	bp
100bp	110,264	(566)	(0.51)	14.81	29	bp
Static	110,830	0	0	14.52	0	bp
(100)bp	111,681	851	0.77	14.26	(26	)bp

	At December 31, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$86,124	$(22,444)	(20.67)%	12.56%	(211	)bp
200bp	98,996	(9,572)	(8.82)	14.07	(60	)bp
100bp	107,561	(1,007)	(0.93)	14.91	24	bp
Static	108,568	0	0	14.67	0	bp
(100)bp	107,122	(1,446)	(1.33)	14.10	(57	)bp

The previous tables indicate that at March 31, 2017 and December 31, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates. At March 31, 2017, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at December 31, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. The changes in the Company’s sensitivity to interest rates from December 31, 2016 to March 31, 2017 are primarily due to updated deposit duration assumptions and changes in the yield curve. The Company updated the deposit duration assumptions as a result of an updated deposit decay rate study completed during the quarter. The deposit decay rate study was based on the Company’s historical deposit data, including available data related to the acquired Peoples deposits, and resulted in increased deposit duration assumptions for most deposit types.

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

PART I - ITEM 4

CONTROLS AND PROCEDURES

FIRST CAPITAL, INC.

Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended March 31, 2017. The maximum number of shares that may yet be purchased under the plan is 143,620.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

____________________

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 9, 2017	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated May 9, 2017	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer