Form 10-Q
period 2017-06-30
FIRST CAPITAL INC
filed 2017-08-08
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes    X       No _____

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

(Check one):	Large Accelerated Filer _____	Accelerated Filer X	Non-accelerated Filer _____

Smaller Reporting Company _____	Emerging Growth Company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____    No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,337,552 shares of common stock were outstanding as of July 25, 2017.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(In thousands)
ASSETS
Cash and due from banks	$16,826	$18,837
Interest bearing deposits with banks	2,145	1,865
Federal funds sold	17,382	25,133
Total cash and cash equivalents	36,353	45,835

Interest-bearing time deposits	13,300	14,735
Securities available for sale, at fair value	277,162	255,844
Securities-held to maturity	2	2
Loans, net	394,452	381,154
Loans held for sale	2,065	4,507
Federal Home Loan Bank and other stock, at cost	1,979	1,650
Foreclosed real estate	3,953	4,674
Premises and equipment	15,269	14,841
Accrued interest receivable	2,485	2,363
Cash value of life insurance	7,196	7,082
Goodwill	6,472	6,472
Core deposit intangible	1,186	1,259
Other assets	1,300	3,240

Total Assets	$763,174	$743,658

LIABILITIES
Deposits:
Noninterest-bearing	$137,502	$121,304
Interest-bearing	542,864	543,346
Total deposits	680,366	664,650

Accrued interest payable	114	133
Accrued expenses and other liabilities	2,444	3,033
Total liabilities	682,924	667,816

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,762,933 shares; outstanding 3,337,552 shares	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	49,392	47,051
Unearned stock compensation	(257)	(300)
Accumulated other comprehensive income	(246)	(2,277)
Less treasury stock, at cost - 425,381 shares	(8,297)	(8,297)
Total First Capital, Inc. stockholders' equity	80,145	75,730

Noncontrolling interest in subsidiary	105	112
Total equity	80,250	75,842

Total Liabilities and Equity	$763,174	$743,658

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,133	$5,018	$10,080	$10,166
Securities:
Taxable	972	812	1,906	1,563
Tax-exempt	362	296	691	583
Federal Home Loan Bank dividends	16	17	33	33
Federal funds sold and interest bearing deposits with banks	95	146	211	290
Total interest income	6,578	6,289	12,921	12,635
INTEREST EXPENSE
Deposits	346	456	705	956
Total interest expense	346	456	705	956
Net interest income	6,232	5,833	12,216	11,679
Provision for loan losses	256	150	467	225
Net interest income after provision for loan losses	5,976	5,683	11,749	11,454
NONINTEREST INCOME
Service charges on deposit accounts	1,132	998	2,133	1,922
Commission income	131	69	245	194
Gain on sale of securities	61	176	61	176
Gain on sale of loans	354	268	611	518
Increase in cash surrender value of life insurance	72	68	113	103
Other income	106	36	146	70
Total noninterest income	1,856	1,615	3,309	2,983
NONINTEREST EXPENSE
Compensation and benefits	2,714	2,620	5,434	5,337
Occupancy and equipment	388	347	769	775
Data processing	678	597	1,326	1,134
Professional fees	169	245	332	437
Advertising	75	83	175	175
Net (gain) loss on foreclosed real estate	(100)	(8)	211	142
Other operating expenses	879	960	1,711	1,834
Total noninterest expense	4,803	4,844	9,958	9,834
Income before income taxes	3,029	2,454	5,100	4,603
Income tax expense	835	667	1,350	1,231
Net Income	2,194	1,787	3,750	3,372
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$2,190	$1,783	$3,743	$3,365

Earnings per common share attributable to First Capital, Inc.
Basic	$0.66	$0.53	$1.13	$1.01
Diluted	$0.66	$0.53	$1.12	$1.01

Dividends per share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)

Net Income	$2,194	$1,787	$3,750	$3,372

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	2,603	1,641	3,356	2,719
Income tax expense	(997)	(639)	(1,285)	(1,059)
Net of tax amount	1,606	1,002	2,071	1,660

Less: reclassification adjustment for realized gains include in net income	(61)	(176)	(61)	(176)
Income tax expense	21	60	21	60
Net of tax amount	(40)	(116)	(40)	(116)

Other Comprehensive Income, net of tax	1,566	886	2,031	1,544

Comprehensive Income	3,760	2,673	5,781	4,916
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income Attributable to First Capital, Inc.	$3,756	$2,669	$5,774	$4,909

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2016	$38	$39,515	$42,991	$497	$(382)	$(8,263)	$112	$74,508

Net income	0	0	3,365	0	0	0	7	3,372

Other comprehensive income	0	0	0	1,544	0	0	0	1,544

Cash dividends	0	0	(1,402)	0	0	0	(14)	(1,416)

Stock compensation expense	0	0	0	0	39	0	0	39

Purchase of treasury shares	0	0	0	0	0	(32)	0	(32)

Balances at June 30, 2016	$38	$39,515	$44,954	$2,041	$(343)	$(8,295)	$105	$78,015

Balances at January 1, 2017	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

Net income	0	0	3,743	0	0	0	7	3,750

Other comprehensive income	0	0	0	2,031	0	0	0	2,031

Cash dividends	0	0	(1,402)	0	0	0	(14)	(1,416)

Stock compensation expense	0	0	0	0	43	0	0	43

Balances at June 30, 2017	$38	$39,515	$49,392	$(246)	$(257)	$(8,297)	$105	$80,250

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$3,750	$3,372
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	849	472
Depreciation and amortization expense	609	579
Deferred income taxes	(158)	162
Stock compensation expense	43	39
Increase in cash value of life insurance	(113)	(103)
Gain on life insurance	(18)	0
Gain on sale of securities	(61)	(176)
Provision for loan losses	467	225
Proceeds from sales of loans	29,184	22,858
Loans originated for sale	(26,131)	(20,450)
Gain on sale of loans	(611)	(518)
Net realized and unrealized loss on foreclosed real estate	200	106
Increase in accrued interest receivable	(122)	(98)
Decrease in accrued interest payable	(19)	(22)
Net change in other assets/liabilities	(448)	(312)
Net Cash Provided By Operating Activities	7,421	6,134

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(990)	(495)
Proceeds from maturities and sales of interest-bearing time deposits	2,425	1,115
Purchase of securities available for sale	(35,133)	(138,801)
Proceeds from maturities of securities available for sale	2,785	66,150
Proceeds from sales of securities available for sale	1,090	4,583
Principal collected on mortgage-backed obligations	12,353	7,402
Net increase in loans receivable	(14,116)	(3,451)
Proceeds from sale of foreclosed real estate	872	795
Purchase of Federal Home Loan Bank Stock	(329)	0
Purchase of premises and equipment	(964)	(910)
Proceeds from settlement of bank-owned life insurance policies	804	0
Net Cash Used In Investing Activities	(31,203)	(63,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,716	20,280
Purchase of treasury stock	0	(32)
Dividends paid	(1,416)	(1,416)
Net Cash Provided By Financing Activities	14,300	18,832

Net Decrease in Cash and Cash Equivalents	(9,482)	(38,646)
Cash and cash equivalents at beginning of period	45,835	109,174
Cash and Cash Equivalents at End of Period	$36,353	$70,528

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the savings and loan holding company for First Harrison Bank (“Bank”), a federal savings bank and wholly-owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and manages certain foreclosed real estate properties.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2017, and the results of operations for the three months and six months ended June 30, 2017 and 2016 and the cash flows for the six months ended June 30, 2017 and 2016. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2017
Securities available for sale:
Agency mortgage-backed securities	$120,676	$54	$1,233	$119,497
Agency CMO	14,623	7	177	14,453
Other debt securities:
Agency notes and bonds	71,457	3	437	71,023
Municipal obligations	70,395	1,652	282	71,765
Subtotal - debt securities	277,151	1,716	2,129	276,738

Mutual funds	424	0	0	424

Total securities available for sale	$277,575	$1,716	$2,129	$277,162

Securities held to maturity:
Agency mortgage-backed securities	$2	$0	$0	$2

Total securities held to maturity	$2	$0	$0	$2

December 31, 2016
Securities available for sale:
Agency mortgage-backed securities	$110,493	$93	$2,349	$108,237
Agency CMO	16,293	23	288	16,028
Other debt securities:
Agency notes and bonds	69,407	14	759	68,662
Municipal obligations	63,189	783	1,129	62,843
Subtotal - debt securities	259,382	913	4,525	255,770

Mutual funds	74	0	0	74

Total securities available for sale	$259,456	$913	$4,525	$255,844

Securities held to maturity:
Agency mortgage-backed securities	$2	$0	$0	$2

Total securities held to maturity	$2	$0	$0	$2

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Agency notes and bonds, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”), which are government-sponsored enterprises.

The amortized cost and fair value of debt securities as of June 30, 2017, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$1,992	$1,992	$0	$0
Due after one year through five years	75,703	75,373	0	0
Due after five years through ten years	20,555	20,890
Due after ten years	43,602	44,533	0	0
	141,852	142,788	0	0
Mortgage-backed securities and CMO	135,299	133,950	2	2

	$277,151	$276,738	$2	$2

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At June 30, 2017, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency notes and bonds	18	$50,419	$242
Agency CMO	9	7,385	79
Agency mortgage-backed securities	69	91,621	1,070
Muncipal obligations	25	13,713	234

Total less than twelve months	121	163,138	1,625

Continuous loss position more than twelve months:
Agency notes and bonds	5	$18,805	$195
Agency CMO	9	5,735	98
Agency mortgage-backed securities	5	9,930	163
Muncipal obligations	6	2,435	48

Total more than twelve months	25	36,905	504

Total securities available for sale	146	$200,043	$2,129

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

At June 30, 2017, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.1% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at June 30, 2017, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three and six months ended June 30, 2017, the Company realized gross gains on sales of available for sale agency mortgage backed securities and CMO’s of $58,000 and $3,000, respectively. During the three and six months ended June 30, 2016, the Company realized gross gains on sales of available for sale municipal securities of $176,000.

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2017, the Company had six loans on which partial charge-offs of $196,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of June 30, 2017 and December 31, 2016.

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

At June 30, 2017 and December 31, 2016, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $943,000 and $793,000, respectively.

Loans at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
(In thousands)	2017	2016

Real estate mortgage loans:
Residential	$134,773	$137,842
Land	17,870	13,895
Residential construction	33,736	29,561
Commercial real estate	93,638	96,462
Commercial real estate construction	9,467	8,921
Commercial business loans	28,092	24,056
Consumer loans:
Home equity and second mortgage loans	46,089	42,908
Automobile loans	36,287	34,279
Loans secured by savings accounts	1,944	1,879
Unsecured loans	3,747	3,912
Other consumer loans	9,494	9,025
Gross loans	415,137	402,740
Less undisbursed portion of loans in process	(18,125)	(19,037)

Principal loan balance	397,012	383,703

Deferred loan origination fees, net	966	837
Allowance for loan losses	(3,526)	(3,386)

Loans, net	$394,452	$381,154

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2017:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$134,773	$17,870	$25,078	$93,638	$28,092	$46,089	$51,472	$397,012

Accrued interest receivable	382	56	61	238	75	152	210	1,174

Net deferred loan origination fees and costs	85	17	(4)	(33)	3	898	0	966

Recorded investment in loans	$135,240	$17,943	$25,135	$93,843	$28,170	$47,139	$51,682	$399,152

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,711	$0	$0	$435	$121	$259	$44	$3,570
Collectively evaluated for impairment	132,146	17,943	25,135	93,235	28,049	46,880	51,638	395,026
Acquired with deteriorated credit quality	383	0	0	173	0	0	0	556

Ending balance	$135,240	$17,943	$25,135	$93,843	$28,170	$47,139	$51,682	$399,152

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of June 30, 2017 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$17	$0	$0	$0	$40	$14	$4	$75
Collectively evaluated for impairment	195	124	306	1,583	250	666	327	3,451
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$212	$124	$306	$1,583	$290	$680	$331	$3,526

An analysis of the allowance for loan losses as of December 31, 2016 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$23	$0	$0	$0	$43	$13	$6	$85
Collectively evaluated for impairment	357	56	80	1,670	155	670	313	3,301
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2017 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2017
Beginning balance	$271	$109	$223	$1,585	$244	$698	$288	$3,418
Provisions for loan losses	(61)	15	83	(4)	46	(13)	190	256
Charge-offs	(6)	0	0	(2)	0	(6)	(186)	(200)
Recoveries	8	0	0	4	0	1	39	52

Ending balance	$212	$124	$306	$1,583	$290	$680	$331	$3,526

Changes in Allowance for Loan Losses for the six-months ended June 30, 2017
Beginning balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386
Provisions for loan losses	(146)	68	226	(132)	131	1	319	467
Charge-offs	(46)	0	0	(3)	(43)	(6)	(390)	(488)
Recoveries	24	0	0	48	4	2	83	161

Ending balance	$212	$124	$306	$1,583	$290	$680	$331	$3,526

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2017 and December 31, 2016, management applied specific qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.33% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $2.2 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at June 30, 2017 and December 31, 2016.

At June 30, 2017 and December 31, 2016, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at June 30, 2017 and December 31, 2016. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $526,000 and $501,000 at June 30, 2017 and December 31, 2016, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2016 to June 30, 2017.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $563,000 and $559,000 at June 30, 2017 and December 31, 2016, respectively. During the period from December 31, 2016 to June 30, 2017, management adjusted these factors due to changes in the historical experience for classified loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2017 and for the three months and six months ended June 30, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2017:

	At June 30, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,626	$2,838	$0	$2,387	$6	$2,215	$14
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	435	584	0	759	6	911	8
Commercial business	71	80	0	72	0	73	0
Home equity/2nd mortgage	227	233	0	228	0	229	1
Other consumer	11	11	0	11	0	7	0

	3,370	3,746	0	3,457	12	3,435	23

Loans with an allowance recorded:
Residential	85	92	17	87	0	128	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0	0
Commercial business	50	50	40	50	0	56	0
Home equity/2nd mortgage	32	32	14	23	0	19	0
Other consumer	33	33	4	25	0	23	0

	200	207	75	185	0	226	0

Total:
Residential	2,711	2,930	17	2,474	6	2,343	14
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	435	584	0	759	6	911	8
Commercial business	121	130	40	122	0	129	0
Home equity/2nd mortgage	259	265	14	251	0	248	1
Other consumer	44	44	4	36	0	30	0

	$3,570	$3,953	$75	$3,642	$12	$3,661	$23

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2016:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
Residential	$1,898	$8	$1,911	$14
Land	0	0	8	0
Construction	0	0	0	0
Commercial real estate	3,602	18	3,531	37
Commercial business	63	0	64	0
Home equity/2nd mortgage	53	1	54	1
Other consumer	5	0	3	0

	5,621	27	5,571	52

Loans with an allowance recorded:
Residential	176	0	136	0
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	131	0	165	0
Commercial business	50	0	67	0
Home equity/2nd mortgage	14	0	36	0
Other consumer	34	0	23	0

	405	0	427	0

Total:
Residential	2,074	8	2,047	14
Land	0	0	8	0
Construction	0	0	0	0
Commercial real estate	3,733	18	3,696	37
Commercial business	113	0	131	0
Home equity/2nd mortgage	67	1	90	1
Other consumer	39	0	26	0

	$6,026	$27	$5,998	$52

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$2,269	$0	$2,269	$1,634	$55	$1,689
Land	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	30	0	30	924	0	924
Commercial business	121	0	121	142	0	142
Home equity/2nd mortgage	242	0	242	226	0	226
Other consumer	44	0	44	20	23	43

Total	$2,706	$0	$2,706	$2,946	$78	$3,024

The following table presents the aging of the recorded investment in loans at June 30, 2017:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$2,225	$624	$1,511	$4,360	$130,497	$383	$135,240
Land	0	51	0	51	17,892	0	17,943
Construction	0	0	0	0	25,135	0	25,135
Commercial real estate	0	0	30	30	93,640	173	93,843
Commercial business	45	0	65	110	28,060	0	28,170
Home equity/2nd mortgage	3	28	179	210	46,929	0	47,139
Other consumer	143	20	44	207	51,475	0	51,682

Total	$2,416	$723	$1,829	$4,968	$393,628	$556	$399,152

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2016:

	30-59 Days	60-89 Days	90 Days or More	Total		Purchased Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$2,444	$707	$1,021	$4,172	$133,815	$390	$138,377
Land	0	52	0	52	13,899	0	13,951
Construction	0	0	0	0	19,489	0	19,489
Commercial real estate	0	0	27	27	96,402	240	96,669
Commercial business	155	0	83	238	23,888	0	24,126
Home equity/2nd mortgage	352	0	13	365	43,466	0	43,831
Other consumer	319	66	43	428	48,893	0	49,321

Total	$3,270	$825	$1,187	$5,282	$379,852	$630	$385,764

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
June 30, 2017
Pass	$131,490	$17,738	$25,135	$87,606	$27,182	$46,894	$51,623	$387,668
Special Mention	437	85	0	2,725	789	0	15	4,051
Substandard	886	120	0	3,309	78	3	0	4,396
Doubtful	2,427	0	0	203	121	242	44	3,037
Loss	0	0	0	0	0	0	0	0

Total	$135,240	$17,943	$25,135	$93,843	$28,170	$47,139	$51,682	$399,152

December 31, 2016
Pass	$135,328	$13,795	$19,489	$87,782	$23,246	$43,601	$49,256	$372,497
Special Mention	403	86	0	1,892	661	0	45	3,087
Substandard	721	70	0	5,991	77	4	0	6,863
Doubtful	1,925	0	0	1,004	142	226	20	3,317
Loss	0	0	0	0	0	0	0	0

Total	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$390	$0	$390	$0	$433	$229	$662	$0
Commercial real estate	429	101	530	0	291	168	459	0
Home equity and 2nd mortgage	17	0	17	0	18	0	18	0

Total	$836	$101	$937	$0	$742	$397	$1,139	$0

At June 30, 2017 and December 31, 2016, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the three and six months ended June 30, 2017 or 2016.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and six months ended June 30, 2017 or 2016.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and six months ended June 30, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In thousands)	2017	2016

Residential real estate	$383	$390
Commercial real estate	173	240
Carrying amount	556	630

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $649,000 and $754,000 at June 30, 2017 and December 31, 2016, respectively.

There was no allowance for loan losses related to PCI loans at June 30, 2017 or December 31, 2016. There were no provisions for loans losses related to PCI loans for the three-month or six-month periods ended June 30, 2017. Provisions for loan losses of $6,000 related to PCI loans were recognized for the six-month period ended June 30, 2016. There were no provisions for loan loss related to PCI loans for the three months ended June 30, 2016. There were no reductions of the allowance for loan losses on PCI loans for the three and six months ended June 30, 2017 and 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Accretable yield, or income expected to be collected, is as follows for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Balance at beginning of period	$244	$145	$252	$319
New loans purchased	-	-	-	-
Accretion to income	(14)	(19)	(28)	(44)
Disposals and other adjustments	(17)	(21)	(17)	(74)
Reclassification (to) from nonaccretable difference	10	60	16	(36)

Balance at end of period	$223	$165	$223	$165

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$2,190	$1,783	$3,743	$3,365

Shares:
Weighted average common shares outstanding	3,323,552	3,339,063	3,323,552	3,339,082

Net income attributable to First Capital, Inc. per common share, basic	$0.66	$0.53	$1.13	$1.01

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,190	$1,783	$3,743	$3,365

Shares:
Weighted average common shares outstanding	3,323,552	3,339,063	3,323,552	3,339,082
Add: Dilutive effect of restricted stock	5,488	2,244	5,286	1,536

Weighted average common shares outstanding, as adjusted	3,329,040	3,341,307	3,328,838	3,340,618

Net income attributable to First Capital, Inc. per common share, diluted	$0.66	$0.53	$1.12	$1.01

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2017 and 2016.

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

At June 30, 2017, 204,000 shares of the Company’s common stock were available for issuance under the Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. The terms of the Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2017, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably from the grant date through July 1, 2020, with 20% of the shares vesting each year on July 1 beginning July 1, 2016. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2017 amounted to $22,000 and $43,000, respectively. Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2016 amounted to $19,000 and $39,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of June 30, 2017 and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2017	14,000	$24.50
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at June 30, 2017	14,000	$24.50

At June 30, 2017, there was $257,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 3.0 years.

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash payments for:
Interest	$724	$978
Taxes (net of refunds received)	1,430	54

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	416	446

7.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2017 and December 31, 2016. The Company had no liabilities measured at fair value as of June 30, 2017 or December 31, 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2017
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$119,497	$0	$119,497
Agency CMO	0	14,453	0	14,453
Agency notes and bonds	0	71,023	0	71,023
Municipal obligations	0	71,765	0	71,765
Mutual funds	424	0	0	424
Total securities available for sale	$424	$276,738	$0	$277,162

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,694	$2,694
Commercial real estate	0	0	435	435
Commercial business	0	0	81	81
Home equity and second mortgage	0	0	245	245
Other consumer	0	0	40	40
Total impaired loans	$0	$0	$3,495	$3,495

Loans held for sale	$0	$2,065	$0	$2,065

Foreclosed real estate:
Residential real estate	$0	$0	$375	$375
Land	0	0	50	50
Commercial real estate	0	0	3,528	3,528
Total foreclosed real estate	$0	$0	$3,953	$3,953

December 31, 2016
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$108,237	$0	$108,237
Agency CMO	0	16,028	0	16,028
Agency notes and bonds	0	68,662	0	68,662
Municipal obligations	0	62,843	0	62,843
Mutual funds	74	0	0	74
Total securities available for sale	$74	$255,770	$0	$255,844

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,060	$2,060
Land	0	0	1,217	1,217
Commercial real estate	0	0	100	100
Commercial business	0	0	231	231
Home equity and second mortgage	0	0	14	14
Total impaired loans	$0	$0	$3,622	$3,622

Loans held for sale	$0	$4,507	$0	$4,507

Foreclosed real estate:
Residential real estate	$0	$0	$226	$226
Commercial real estate	0	0	4,448	4,448
Total foreclosed real estate	$0	$0	$4,674	$4,674

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2017 and December 31, 2016, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 33% to 63%, with a weighted average discount of 49%. At December 31, 2016, the discount from appraised value ranged from 33% to 65%, with a weighted average discount of 39%. The Company recognized provisions for loan losses of $5,000 and $106,000 for the six months ended June 30, 2017 and 2016, respectively, for impaired loans. The Company recognized provisions for loan losses of $3,000 for the three months ended June 30, 2017 for impaired loans. The Company did not recognize any provisions for loan losses for impaired loans for the three month period ended June 30, 2016.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 10% to 73%, with a weighted average of 44%. At December 31, 2016, the discount from appraised value ranged from 10% to 77%, with a weighted average of 38%. The Company recognized losses of $228,000 to write down foreclosed real estate for the six months ended June 30, 2017 and there were no charges to write down foreclosed real estate recognized in income for the three months ended June 30, 2017. The Company recognized losses of $83,000 to write down foreclosed real estate for the three months and six months ended June 30, 2016.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2017 and 2016. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2017 and 2016. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month periods ended June 30, 2017 and 2016.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2017
Financial assets:
Cash and cash equivalents	$36,353	$36,353	$36,353	$0	$0
Interest-bearing time deposits	13,300	13,309	0	13,309	0
Securities available for sale	277,162	277,162	424	276,738	0
Securities held to maturity	2	2	0	2	0
Loans held for sale	2,065	2,111	0	2,111	0
Loans, net	394,452	394,125	0	0	394,125
FHLB and other stock	1,979	1,979	0	1,979	0
Accrued interest receivable	2,485	2,485	0	2,485	0

Financial liabilities:
Deposits	680,366	679,386	0	0	679,386
Accrued interest payable	114	114	0	114	0

December 31, 2016:
Financial assets:
Cash and cash equivalents	$45,835	$45,835	$45,835	$0	$0
Interest-bearing time deposits	14,735	14,786	0	14,786	0
Securities available for sale	255,844	255,844	74	255,770	0
Securities held to maturity	2	2	0	2	0
Loans held for sale	4,507	4,598	0	4,598	0
Loans, net	381,154	381,459	0	0	381,459
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,363	2,363	0	2,363	0

Financial liabilities:
Deposits	664,650	663,806	0	0	663,806
Accrued interest payable	133	133	0	133	0

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

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Companies have the option to apply ASU No. 2014-09 as of the original effective date. Management is evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Subtopic 718): Scope of Modification Accounting. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following conditions are met: the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in the update should be applied prospectively to an award modified on or after the adoption date. The amendments in the update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts nor guarantees of future performance; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies.

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

Critical Accounting Policies

During the six months ended June 30, 2017, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Condition

Total assets increased $19.5 million from $743.7 million at December 31, 2016 to $763.2 million at June 30, 2017, an increase of 2.6%.

Net loans receivable (excluding loans held for sale) increased $13.3 million from $381.2 million at December 31, 2016 to $394.5 million at June 30, 2017. Residential construction loans increased $4.2 million during the six months ended June 30, 2017 while commercial business loans and land loans each increased $4.0 million during the period.

Securities available for sale increased $21.4 million from $255.8 million at December 31, 2016 to $277.2 million at June 30, 2017. Purchases of $35.1 million of securities classified as available for sale were made during the six months ended June 30, 2017 and consisted primarily of U.S. government agency mortgage-backed securities and municipal bonds. Principal repayments and maturities of available for sale securities totaled $12.4 million and $2.8 million, respectively, during the six months ended June 30, 2017. U.S. government agency mortgage-backed securities and CMO’s with a value of $1.1 million were sold during the six months ended June 30, 2017.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $45.8 million at December 31, 2016 to $36.4 million at June 30, 2017, primarily due to a decrease of $7.8 million in federal funds sold as excess liquidity was invested in investment securities.

Total deposits increased 2.4% from $664.7 million at December 31, 2016 to $680.4 million at June 30, 2017. Noninterest-bearing checking accounts increased $16.2 million during the six months ended June 30, 2017 primarily due to new accounts and normal balance fluctuations. Interest-bearing demand and savings accounts increased $5.6 million during the period primarily due to current time deposit accountholders transferring funds to non-maturity deposits as customers opt not to lock in to longer terms in the current low-rate environment. This resulted in a decrease in time deposits of $6.1 million during the period.

Total stockholders' equity attributable to the Company increased from $75.7 million at December 31, 2016 to $80.1 million at June 30, 2017 primarily due to retained net income of $2.3 million and a decrease of $2.0 million in the net unrealized loss on securities available for sale during the six months ended June 30, 2017. The decrease in the net unrealized loss on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the six-month periods ended June 30, 2017 and 2016. Net income attributable to the Company was $3.7 million ($1.12 per share) for the six months ended June 30, 2017 compared to $3.4 million ($1.01 per share) for the same time period in 2016. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net income for the three-month periods ended June 30, 2017 and 2016. Net income attributable to the Company was $2.2 million ($0.66 per share) for the three months ended June 30, 2017 compared to $1.8 million ($0.53 per share) for the three months ended June 30, 2016.

Net interest income for the six-month periods ended June 30, 2017 and 2016. Net interest income increased $537,000 for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $286,000 for the six months ended June 30, 2017 compared to the same period in 2016. For the six months ended June 30, 2017, the average balance of interest-earning assets and their tax-equivalent yield were $707.7 million and 3.76%, respectively. During the same period in 2016, the average balance of those assets was $681.1 million and the tax-equivalent yield was 3.80%. The decrease in the average tax-equivalent yield on interest-earning assets is primarily due to the effect of purchase accounting adjustments related to the December 2015 acquisition of Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary Peoples Bank of Bullitt County (collectively, “Peoples”), headquartered in Shepherdsville, Kentucky, partially offset by growth in the loan portfolio and an increase in short-term interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $251,000 for the six months ended June 30, 2017 compared to the same period in 2016. The average rate paid on interest-bearing liabilities decreased from 0.36% for the six months ended June 30, 2016 to 0.26% for the same period in 2017. The average balance of interest-bearing liabilities increased from $525.2 million for 2016 to $545.3 million for 2017. The decrease in the average cost of funds is primarily due to the repricing of savings and interest-bearing demand deposits acquired from Peoples. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased from 3.44% for the six months ended June 30, 2016 to 3.50% for the same period in 2017.

Net interest income for the three-month periods ended June 30, 2017 and 2016. Net interest income increased $399,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $289,000 for the three months ended June 30, 2017 compared to the same period in 2016. For the three months ended June 30, 2017, the average balance of interest-earning assets and their tax-equivalent yield were $711.1 million and 3.81%, respectively. During the same period in 2016, the average balance of those assets was $690.9 million and the tax-equivalent yield was 3.74%. The changes in balances and yields are primarily due to loan growth and an increase in the short-term interest rates as previously described.

Total interest expense decreased $110,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The average balance of interest-bearing liabilities increased from $536.3 million to $543.9 million when comparing the two periods and the average rate paid on those liabilities decreased from 0.34% for the three months ended June 30, 2016 to 0.25% for the same period in 2017. As a result, the tax-equivalent interest rate spread increased from 3.40% for the three months ended June 30, 2016 to 3.56% for the three months ended June 30, 2017.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $225,000 for the six-month period ended June 30, 2016 to $467,000 for the same period in 2017 and from $150,000 for the three months ended June 30, 2016 to $256,000 for the three months ended June 30, 2017. The increase during 2017 was due primarily to growth in the loan portfolio. Total loans increased $13.3 million during the six months ended June 30, 2017, compared to a $2.6 million increase during the six months ended June 30, 2016. The Bank recognized net charge-offs of $327,000 for the six months ended June 30, 2017 compared to $451,000 during the same period in 2016.

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

The allowance for loan losses was $3.5 million at June 30, 2017 and $3.4 million at December 31, 2016. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At June 30, 2017, nonperforming loans amounted to $2.7 million compared to $3.0 million at December 31, 2016. Included in nonperforming loans at December 31, 2016 were loans 90 days or more past due and still accruing interest of $78,000. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2017 there were no loans 90 days or more past due and still accruing interest. At June 30, 2017 and December 31, 2016, nonaccrual loans amounted to $2.7 million and $2.9 million, respectively.

Noninterest income for the six-month periods ended June 30, 2017 and 2016. Noninterest income for the six months ended June 30, 2017 increased $326,000 compared to the six months ended June 30, 2016. The increase was primarily due to increases in service charges on deposit accounts and gains on the sale of loans of $211,000 and $93,000, respectively, when comparing the two periods. This was partially offset by a decrease of $115,000 in gains on the sale of securities when comparing the periods.

Noninterest income for the three-month periods ended June 30, 2017 and 2016. Noninterest income for the quarter ended June 30, 2017 increased $241,000 to $1.9 million compared to $1.6 million for the quarter ended June 30, 2016. The increase was primarily due to increases in services charges on deposit accounts and gains on loans sold.

Noninterest expense for the six-month periods ended June 30, 2017 and 2016. Noninterest expense for the six months ended June 30, 2017 increased $124,000 compared to the same period in 2016 due primarily to increases in data processing expense and compensation and benefit expense. Data processing expense increased due to upgraded networks and additional electronic banking customers as a result of the Peoples acquisition. Compensation and benefits increased $97,000 when comparing the two periods due to normal salary increases.

Noninterest expense for the three-month periods ended June 30, 2017 and 2016. Noninterest expense for the quarter ended June 30, 2017 decreased $41,000 compared to the quarter ended June 30, 2016. Net loss on foreclosed real estate, other operating expense and professional fees decreased $92,000, $81,000 and $76,000, respectively, when comparing the two periods.

Income tax expense. Income tax expense for the six-month period ended June 30, 2017 was $1.4 million, for an effective tax rate of 26.5%, compared to $1.2 million, for an effective tax rate of 26.7%, for the same period in 2016. For the three-month period ended June 30, 2017, income tax expense and the effective tax rate were $835,000 and 27.6%, respectively, compared to $667,000 and 27.2%, respectively, for the same period in 2016.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2017, the Bank had cash and cash equivalents of $36.4 million and securities available-for-sale with a fair value of $277.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

The Bank’s primary investing activity is the origination of one-to-four family mortgage loans and commercial real estate loans and, to a lesser extent, consumer, multi-family, commercial business and residential construction loans. The Bank also invests in U.S. Government and agency securities and mortgage-backed securities issued by U.S. Government agencies.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined in the applicable OCC regulations) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $1.0 million at June 30, 2017.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2017, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.3%, 13.9%, 13.9% and 14.6%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2017, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2017 and December 31, 2016 financial information:

	At June 30, 2017		At December 31, 2016
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,121	4.45%	$3,470	14.14%
200bp	986	3.92	1,485	6.05
100bp	598	2.38	736	3.00
Static	0	0	0	0
(100)bp	(1,169)	(4.65)	(1,130)	(4.61)

At June 30, 2017 and December 31, 2016, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income at both time periods over a one year horizon compared to a flat interest rate scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2017 and December 31, 2016 financial information:

	At June 30, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$109,420	$3,462	3.27%	15.48%	157	bp
200bp	109,698	3,740	3.53	15.13	122	bp
100bp	108,085	2,127	2.01	14.54	63	bp
Static	105,958	0	0	13.91	0	bp
(100)bp	106,304	346	0.33	13.61	(30	)bp

	At December 31, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$86,124	$(22,444)	(20.67)%	12.56%	(211	)bp
200bp	98,996	(9,572)	(8.82)	14.07	(60	)bp
100bp	107,561	(1,007)	(0.93)	14.91	24	bp
Static	108,568	0	0	14.67	0	bp
(100)bp	107,122	(1,446)	(1.33)	14.10	(57	)bp

The previous tables indicate that at June 30, 2017 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at December 31, 2016, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. The changes in the Company’s sensitivity to interest rates from December 31, 2016 to June 30, 2017 are primarily due to updated deposit duration assumptions and changes in the yield curve. The Company updated the deposit duration assumptions as a result of an updated deposit decay rate study completed in 2017. The deposit decay rate study was based on the Company’s historical deposit data, including available data related to the acquired Peoples deposits, and resulted in increased deposit duration assumptions for most deposit types.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended June 30, 2017. The maximum number of shares that may yet be purchased under the plan is 143,620.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 8, 2017	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated August 8, 2017	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer