Form 10-Q
period 2017-09-30
FIRST CAPITAL INC
filed 2017-11-09
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,336,964 shares of common stock were outstanding as of October 27, 2017.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands)
ASSETS
Cash and due from banks	$13,912	$18,837
Interest bearing deposits with banks	526	1,865
Federal funds sold	10,360	25,133
Total cash and cash equivalents	24,798	45,835

Interest-bearing time deposits	10,295	14,735
Securities available for sale, at fair value	276,937	255,844
Securities-held to maturity	1	2
Loans, net	400,762	381,154
Loans held for sale	1,000	4,507
Federal Home Loan Bank and other stock, at cost	1,979	1,650
Foreclosed real estate	3,882	4,674
Premises and equipment	15,174	14,841
Accrued interest receivable	2,595	2,363
Cash value of life insurance	7,237	7,082
Goodwill	6,472	6,472
Core deposit intangible	1,149	1,259
Other assets	1,954	3,240

Total Assets	$754,235	$743,658

LIABILITIES
Deposits:
Noninterest-bearing	$133,047	$121,304
Interest-bearing	532,465	543,346
Total deposits	665,512	664,650

Advances from Federal Home Loan Bank	4,000	0
Accrued interest payable	109	133
Accrued expenses and other liabilities	3,236	3,033
Total liabilities	672,857	667,816

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	0	0
Common stock of $.01 par value per share Authorized 5,000,000 shares; issued 3,762,933 shares; outstanding 3,336,964 shares (3,337,552 in 2016)	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	50,767	47,051
Unearned stock compensation	(235)	(300)
Accumulated other comprehensive loss	(500)	(2,277)
Less treasury stock, at cost -425,969 shares (425,381 in 2016)	(8,315)	(8,297)
Total First Capital, Inc. stockholders' equity	81,270	75,730

Noncontrolling interest in subsidiary	108	112
Total equity	81,378	75,842

Total Liabilities and Equity	$754,235	$743,658

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,283	$4,940	$15,363	$15,106
Securities:
Taxable	969	861	2,875	2,424
Tax-exempt	368	279	1,059	862
Federal Home Loan Bank dividends	20	16	53	49
Federal funds sold and interest bearing deposits with banks	88	119	299	409
Total interest income	6,728	6,215	19,649	18,850
INTEREST EXPENSE
Deposits	336	414	1,041	1,370
Advances from Federal Home Loan Bank	7	0	7	0
Total interest expense	343	414	1,048	1,370
Net interest income	6,385	5,801	18,601	17,480
Provision for loan losses	150	200	617	425
Net interest income after provision for loan losses	6,235	5,601	17,984	17,055
NONINTEREST INCOME
Service charges on deposit accounts	1,155	1,046	3,288	2,968
Commission income	106	112	351	306
Gain (loss) on sale of securities	(7)	0	54	176
Gain on sale of loans	417	371	1,028	889
Increase in cash surrender value of life insurance	41	40	154	143
Other income	36	181	182	251
Total noninterest income	1,748	1,750	5,057	4,733
NONINTEREST EXPENSE
Compensation and benefits	2,842	2,681	8,276	8,018
Occupancy and equipment	389	447	1,158	1,222
Data processing	696	650	2,022	1,784
Professional fees	190	189	522	626
Advertising	94	74	269	249
Net (gain) loss on foreclosed real estate	(66)	(57)	145	85
Other operating expenses	901	940	2,612	2,774
Total noninterest expense	5,046	4,924	15,004	14,758
Income before income taxes	2,937	2,427	8,037	7,030
Income tax expense	825	666	2,175	1,897
Net Income	2,112	1,761	5,862	5,133
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$2,109	$1,758	$5,852	$5,123

Earnings per common share attributable to First Capital, Inc.
Basic	$0.63	$0.53	$1.76	$1.53
Diluted	$0.63	$0.53	$1.76	$1.53

Dividends per share	$0.22	$0.21	$0.64	$0.63

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net Income	$2,112	$1,761	$5,862	$5,133

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	(419)	(637)	2,937	2,082
Income tax (expense) benefit	161	248	(1,124)	(811)
Net of tax amount	(258)	(389)	1,813	1,271

Less: reclassification adjustment for realized (gains) losses included in net income	7	0	(54)	(176)
Income tax expense (benefit)	(3)	0	18	60
Net of tax amount	4	0	(36)	(116)

Other Comprehensive Income (Loss), net of tax	(254)	(389)	1,777	1,155

Comprehensive Income	1,858	1,372	7,639	6,288
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$1,855	$1,369	$7,629	$6,278

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2016	$38	$39,515	$42,991	$497	$(382)	$(8,263)	$112	$74,508

Net income	0	0	5,123	0	0	0	10	5,133

Other comprehensive income	0	0	0	1,155	0	0	0	1,155

Cash dividends	0	0	(2,102)	0	0	0	(14)	(2,116)

Stock compensation expense	0	0	0	0	60	0	0	60

Purchase of treasury shares	0	0	0	0	0	(34)	0	(34)

Balances at September 30, 2016	$38	$39,515	$46,012	$1,652	$(322)	$(8,297)	$108	$78,706

Balances at January 1, 2017	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

Net income	0	0	5,852	0	0	0	10	5,862

Other comprehensive income	0	0	0	1,777	0	0	0	1,777

Cash dividends	0	0	(2,136)	0	0	0	(14)	(2,150)

Stock compensation expense	0	0	0	0	65	0	0	65

Purchase of treasury shares	0	0	0	0	0	(18)	0	(18)

Balances at September 30, 2017	$38	$39,515	$50,767	$(500)	$(235)	$(8,315)	$108	$81,378

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$5,862	$5,133
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,296	839
Depreciation and amortization expense	915	876
Deferred income taxes	64	400
Stock compensation expense	65	60
Increase in cash value of life insurance	(154)	(143)
Gain on life insurance	(18)	0
Gain on sale of securities	(54)	(176)
Provision for loan losses	617	425
Proceeds from sales of loans	47,991	38,608
Loans originated for sale	(43,456)	(37,191)
Gain on sale of loans	(1,028)	(889)
Net realized and unrealized loss on foreclosed real estate	225	82
Increase in accrued interest receivable	(232)	(117)
Decrease in accrued interest payable	(24)	(30)
Net change in other assets/liabilities	(379)	552
Net Cash Provided By Operating Activities	11,690	8,429

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(2,235)	(1,975)
Proceeds from maturities and sales of interest-bearing time deposits	6,675	3,090
Purchase of securities available for sale	(43,925)	(159,338)
Proceeds from maturities of securities available for sale	3,405	82,271
Proceeds from sales of securities available for sale	1,644	4,583
Principal collected on mortgage-backed obligations	19,336	13,183
Net increase in loans receivable	(20,630)	(7,939)
Proceeds from sale of foreclosed real estate	972	867
Purchase of Federal Home Loan Bank Stock	(329)	0
Purchase of premises and equipment	(1,138)	(1,384)
Proceeds from settlement of bank-owned life insurance policies	804	0
Net Cash Used In Investing Activities	(35,421)	(66,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	862	21,570
Net increase in advances from Federal Home Loan Bank	4,000	0
Purchase of treasury stock	(18)	(34)
Dividends paid	(2,150)	(2,116)
Net Cash Provided By Financing Activities	2,694	19,420

Net Decrease in Cash and Cash Equivalents	(21,037)	(38,793)
Cash and cash equivalents at beginning of period	45,835	109,174
Cash and Cash Equivalents at End of Period	$24,798	$70,381

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2017, and the results of operations for the three months and nine months ended September 30, 2017 and 2016 and the cash flows for the nine months ended September 30, 2017 and 2016. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2017 and December 31, 2016 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2017
Securities available for sale:
Agency mortgage-backed securities	$119,472	$30	$1,353	$118,149
Agency CMO	15,390	4	200	15,194
Other debt securities:
Agency notes and bonds	70,934	1	498	70,437
Municipal obligations	71,748	1,529	331	72,946
Subtotal - debt securities	277,544	1,564	2,382	276,726

Mutual funds	211	0	0	211

Total securities available for sale	$277,755	$1,564	$2,382	$276,937

Securities held to maturity:
Agency mortgage-backed securities	$1	$0	$0	$1

Total securities held to maturity	$1	$0	$0	$1

December 31, 2016
Securities available for sale:
Agency mortgage-backed securities	$110,493	$93	$2,349	$108,237
Agency CMO	16,293	23	288	16,028
Other debt securities:
Agency notes and bonds	69,407	14	759	68,662
Municipal obligations	63,189	783	1,129	62,843
Subtotal - debt securities	259,382	913	4,525	255,770

Mutual funds	74	0	0	74

Total securities available for sale	$259,456	$913	$4,525	$255,844

Securities held to maturity:
Agency mortgage-backed securities	$2	$0	$0	$2

Total securities held to maturity	$2	$0	$0	$2

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

The amortized cost and fair value of debt securities as of September 30, 2017, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$4,145	$4,148	$0	$0
Due after one year through five years	77,109	76,737	0	0
Due after five years through ten years	27,808	27,991
Due after ten years	33,620	34,507	0	0
	142,682	143,383	0	0
Mortgage-backed securities and CMO	134,862	133,343	1	1

	$277,544	$276,726	$1	$1

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At September 30, 2017, the Company did not have any securities held to maturity with an unrealized loss.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	58	$69,281	$603
Agency CMO	8	6,137	54
Agency notes and bonds	10	22,547	90
Muncipal obligations	16	8,991	88

Total less than twelve months	92	106,956	835

Continuous loss position more than twelve months:
Agency mortgage-backed securities	23	37,452	750
Agency CMO	11	7,870	146
Agency notes and bonds	12	46,092	408
Muncipal obligations	21	10,726	243

Total more than twelve months	67	102,140	1,547

Total securities available for sale	159	$209,096	$2,382

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2016, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At December 31, 2016, the Company did not have any securities held to maturity with an unrealized loss.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	78	$101,838	$2,336
Agency CMO	13	11,767	239
Agency notes and bonds	20	59,126	759
Muncipal obligations	54	28,414	1,129

Total less than twelve months	165	201,145	4,463

Continuous loss position more than twelve months:
Agency mortgage-backed securities	1	531	13
Agency CMO	5	2,502	49

Total more than twelve months	6	3,033	62

Total securities available for sale	171	$204,178	$4,525

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

At September 30, 2017, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.1% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2017, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended September 30, 2017, the Company realized gross losses on sales of available for sale municipal securities of $7,000. During the nine months ended September 30, 2017, the Company realized gross gains on sales of available for sale agency mortgage backed securities and CMO’s of $58,000 and $3,000, respectively, and gross losses on  sales of available for sale municipal securities of $7,000. During the nine months ended September 30, 2016, the Company realized gross gains on sales of available for sale municipal securities of $176,000. During the three months ended September 30, 2016, the Company did not have any security sales.

Certain available for sale debt securities were pledged to secure public fund deposits at September 30, 2017 and December 31, 2016.

3.	Loans and Allowance for Loan Losses

The Company’s loan and allowance for loan loss policies are as follows:

Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company originates real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in the Louisville, Kentucky metropolitan statistical area (MSA). The ability of the Company’s customers to honor their loan agreements is largely dependent upon the real estate and general economic conditions in this area.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2017, the Company had six loans on which partial charge-offs of $173,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of September 30, 2017 and December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.5 million and $793,000, respectively.

Loans at September 30, 2017 and December 31, 2016 consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016

Real estate mortgage loans:
Residential	$136,273	$137,842
Land	17,638	13,895
Residential construction	33,263	29,561
Commercial real estate	95,339	96,462
Commercial real estate contruction	7,044	8,921
Commercial business loans	28,525	24,056
Consumer loans:
Home equity and second mortgage loans	48,951	42,908
Automobile loans	38,033	34,279
Loans secured by savings accounts	1,916	1,879
Unsecured loans	3,747	3,912
Other consumer loans	9,880	9,025
Gross loans	420,609	402,740
Less undisbursed portion of loans in process	(17,333)	(19,037)

Principal loan balance	403,276	383,703

Deferred loan origination fees, net	1,023	837
Allowance for loan losses	(3,537)	(3,386)

Loans, net	$400,762	$381,154

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2017:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$136,273	$17,638	$22,974	$95,339	$28,525	$48,951	$53,576	$403,276

Accrued interest receivable	454	83	48	206	70	174	227	1,262

Net deferred loan origination fees and costs	86	16	(3)	(33)	3	954	0	1,023

Recorded investment in loans	$136,813	$17,737	$23,019	$95,512	$28,598	$50,079	$53,803	$405,561

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,950	$0	$0	$297	$55	$256	$0	$3,558
Collectively evaluated for impairment	133,480	17,737	23,019	95,162	28,543	49,823	53,803	401,567
Acquired with deteriorated credit quality	383	0	0	53	0	0	0	436

Ending balance	$136,813	$17,737	$23,019	$95,512	$28,598	$50,079	$53,803	$405,561

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$24	$0	$0	$0	$0	$13	$0	$37
Collectively evaluated for impairment	176	126	261	1,591	235	727	380	3,496
Acquired with deteriorated credit quality	4	0	0	0	0	0	0	4

Ending balance	$204	$126	$261	$1,591	$235	$740	$380	$3,537

An analysis of the allowance for loan losses as of December 31, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$23	$0	$0	$0	$43	$13	$6	$85
Collectively evaluated for impairment	357	56	80	1,670	155	670	313	3,301
Acquired with deteriorated credit quality	0	0	0	0	0	0	0	0

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2017
Beginning balance	$212	$124	$306	$1,583	$290	$680	$331	$3,526
Provisions for loan losses	(9)	2	(45)	(15)	(8)	58	167	150
Charge-offs	(2)	0	0	0	(47)	0	(157)	(206)
Recoveries	3	0	0	23	0	2	39	67

Ending balance	$204	$126	$261	$1,591	$235	$740	$380	$3,537

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2017
Beginning balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386
Provisions for loan losses	(155)	70	181	(147)	123	59	486	617
Charge-offs	(48)	0	0	(3)	(90)	(6)	(547)	(694)
Recoveries	27	0	0	71	4	4	122	228

Ending balance	$204	$126	$261	$1,591	$235	$740	$380	$3,537

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At September 30, 2017 and December 31, 2016, management applied specific qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.33% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $2.3 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at September 30, 2017 and December 31, 2016. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $544,000 and $501,000 at September 30, 2017 and December 31, 2016, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2016 to September 30, 2017.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $590,000 and $559,000 at September 30, 2017 and December 31, 2016, respectively. During the period from December 31, 2016 to September 30, 2017, management adjusted these factors due to changes in the historical experience for classified loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2017 and for the three months and nine months ended September 30, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2017:

				Three Months Ended		Nine Months Ended
	At September 30, 2017			September 30, 2017		September 30, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,846	$3,060	$0	$2,736	$7	$2,373	$20
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	297	438	0	366	5	758	13
Commercial business	55	64	0	63	0	69	0
Home equity/2nd mortgage	225	232	0	226	0	228	1
Other consumer	0	0	0	6	0	6	0

	3,423	3,794	0	3,397	12	3,434	34

Loans with an allowance recorded:
Residential	104	111	24	95	0	122	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0	0
Commercial business	0	0	0	25	0	42	0
Home equity/2nd mortgage	31	32	13	32	0	22	0
Other consumer	0	0	0	17	0	17	0

	135	143	37	169	0	203	0

Total:
Residential	2,950	3,171	24	2,831	7	2,495	20
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	297	438	0	366	5	758	13
Commercial business	55	64	0	88	0	111	0
Home equity/2nd mortgage	256	264	13	258	0	250	1
Other consumer	0	0	0	23	0	23	0

	$3,558	$3,937	$37	$3,566	$12	$3,637	$34

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
Residential	$1,903	$6	$1,912	$20
Land	0	0	6	0
Construction	0	3	0	3
Commercial real estate	3,396	18	3,394	55
Commercial business	62	0	64	0
Home equity/2nd mortgage	52	0	53	1
Other consumer	7	0	5	0

	5,420	27	5,434	79

Loans with an allowance recorded:
Residential	157	0	132	0
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	87	0	124	0
Commercial business	33	0	50	0
Home equity/2nd mortgage	13	0	30	0
Other consumer	29	0	22	0

	319	0	358	0

Total:
Residential	2,060	6	2,044	20
Land	0	0	6	0
Construction	0	3	0	3
Commercial real estate	3,483	18	3,518	55
Commercial business	95	0	114	0
Home equity/2nd mortgage	65	0	83	1
Other consumer	36	0	27	0

	$5,739	$27	$5,792	$79

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$2,338	$13	$2,351	$1,634	$55	$1,689
Land	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Commercial real estate	33	0	33	924	0	924
Commercial business	55	0	55	142	0	142
Home equity/2nd mortgage	239	0	239	226	0	226
Other consumer	0	0	0	20	23	43

Total	$2,665	$13	$2,678	$2,946	$78	$3,024

The following table presents the aging of the recorded investment in loans at September 30, 2017:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,635	$905	$1,449	$3,989	$132,441	$383	$136,813
Land	147	5	0	152	17,585	0	17,737
Construction	0	0	0	0	23,019	0	23,019
Commercial real estate	0	0	33	33	95,426	53	95,512
Commercial business	651	65	0	716	27,882	0	28,598
Home equity/2nd mortgage	78	40	179	297	49,782	0	50,079
Other consumer	272	44	0	316	53,487	0	53,803

Total	$2,783	$1,059	$1,661	$5,503	$399,622	$436	$405,561

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
September 30, 2017
Pass	$133,323	$17,528	$22,952	$89,685	$27,620	$49,838	$53,670	$394,616
Special Mention	385	85	67	2,749	781	0	133	4,200
Substandard	721	124	0	3,045	142	2	0	4,034
Doubtful	2,384	0	0	33	55	239	0	2,711
Loss	0	0	0	0	0	0	0	0

Total	$136,813	$17,737	$23,019	$95,512	$28,598	$50,079	$53,803	$405,561

December 31, 2016
Pass	$135,328	$13,795	$19,489	$87,782	$23,246	$43,601	$49,256	$372,497
Special Mention	403	86	0	1,892	661	0	45	3,087
Substandard	721	70	0	5,991	77	4	0	6,863
Doubtful	1,925	0	0	1,004	142	226	20	3,317
Loss	0	0	0	0	0	0	0	0

Total	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$490	$102	$592	$0	$433	$229	$662	$0
Commercial real estate	358	0	358	0	291	168	459	0
Home equity and 2nd mortgage	16	0	16	0	18	0	18	0

Total	$864	$102	$966	$0	$742	$397	$1,139	$0

At September 30, 2017 and December 31, 2016, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The following table summarizes information in regard to TDRs that were restructured during the three months and nine months ended September 30, 2017:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		Pre-Modifcation	Post-Modifcation		Pre-Modifcation	Post-Modifcation
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)
Troubled debt restructurings:
Residential real estate	1	$65	$65	1	$65	$65

Total	1	$65	$65	1	$65	$65

For the TDR listed above, the terms of modification included the deferral of contractual principal payments. There were no TDRs that were restructured during the three and nine months ended September 30, 2016.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and nine months ended September 30, 2017 or 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and nine months ended September 30, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In thousands)	2017	2016

Residential real estate	$383	$390
Commercial real estate	53	240
Carrying amount	436	630
Allowance for loan losses	4	0
Carrying amount, net of allowance	$432	$630

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $699,000 and $754,000 at September 30, 2017 and December 31, 2016, respectively.

The allowance for loan losses related to PCI loans was $4,000 at September 30, 2017. There was no allowance for loan losses related to PCI loans at December 31, 2016. Provisions for loan losses related to PCI loans were $4,000 for the three-month and nine-month periods ended September 30, 2017. There were no net provisions for loan losses related to PCI loans for the nine-month period ended September 30, 2016. There was a $6,000 reduction of the allowance for loan losses on PCI loans for the three months ended September 30, 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Accretable yield, or income expected to be collected, is as follows for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Balance at beginning of period	$223	$165	$252	$319
New loans purchased	-	-	-	-
Accretion to income	(12)	(17)	(40)	(61)
Disposals and other adjustments	(1)	(19)	(18)	(93)
Reclassification from nonaccretable difference	271	42	287	6

Balance at end of period	$481	$171	$481	$171

4.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$2,109	$1,758	$5,852	$5,123

Shares:
Weighted average common shares outstanding	3,326,513	3,342,015	3,324,550	3,340,066

Net income attributable to First Capital, Inc. per common share, basic	$0.63	$0.53	$1.76	$1.53

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,109	$1,758	$5,852	$5,123

Shares:
Weighted average common shares outstanding	3,326,513	3,342,015	3,324,550	3,340,066
Add: Dilutive effect of restricted stock	3,036	2,034	4,561	1,787

Weighted average common shares outstanding, as adjusted	3,329,549	3,344,049	3,329,111	3,341,853

Net income attributable to First Capital, Inc. per common share, diluted	$0.63	$0.53	$1.76	$1.53

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month and nine-month periods ended September 30, 2017 and 2016.

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

At September 30, 2017, 204,000 shares of the Company’s common stock were available for issuance under the Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. The terms of the Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2017, no stock options had been granted under the Plan.

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock vests ratably from the grant date through July 1, 2020, with 20% of the shares vesting each year on July 1 beginning July 1, 2016. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2017 amounted to $23,000 and $66,000, respectively. Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2016 amounted to $21,000 and $61,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of September 30, 2017 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2017	14,000	$24.50
Granted	-	-
Vested	3,500	$24.50
Forfeited	-	-

Nonvested at September 30, 2017	10,500	$24.50

There were 3,500 restricted shares that vested during the nine-month period ended September 30, 2017. The total fair value of restricted shares that vested during the nine-month period ended September 30, 2017 was $109,000. At September 30, 2017, there was $234,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 2.75 years.

6.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash payments for:
Interest	$1,072	$1,400
Taxes (net of refunds received)	2,534	713

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	471	582

7.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2017 and December 31, 2016. The Company had no liabilities measured at fair value as of September 30, 2017 or December 31, 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2017
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$118,149	$0	$118,149
Agency CMO	0	15,194	0	15,194
Agency notes and bonds	0	70,437	0	70,437
Municipal obligations	0	72,946	0	72,946
Mutual funds	211	0	0	211
Total securities available for sale	$211	$276,726	$0	$276,937

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,926	$2,926
Commercial real estate	0	0	297	297
Commercial business	0	0	55	55
Home equity and second mortgage	0	0	243	243
Other consumer	0	0	0	0
Total impaired loans	$0	$0	$3,521	$3,521

Loans held for sale	$0	$1,000	$0	$1,000

Foreclosed real estate:
Residential real estate	$0	$0	$304	$304
Land	0	0	50	50
Commercial real estate	0	0	3,528	3,528
Total foreclosed real estate	$0	$0	$3,882	$3,882

December 31, 2016
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$0	$108,237	$0	$108,237
Agency CMO	0	16,028	0	16,028
Agency notes and bonds	0	68,662	0	68,662
Municipal obligations	0	62,843	0	62,843
Mutual funds	74	0	0	74
Total securities available for sale	$74	$255,770	$0	$255,844

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$0	$0	$2,060	$2,060
Land	0	0	1,217	1,217
Commercial real estate	0	0	100	100
Commercial business	0	0	231	231
Home equity and second mortgage	0	0	14	14
Total impaired loans	$0	$0	$3,622	$3,622

Loans held for sale	$0	$4,507	$0	$4,507

Foreclosed real estate:
Residential real estate	$0	$0	$226	$226
Commercial real estate	0	0	4,448	4,448
Total foreclosed real estate	$0	$0	$4,674	$4,674

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At September 30, 2017 and December 31, 2016, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 33% to 62%, with a weighted average discount of 50%. At December 31, 2016, the discount from appraised value ranged from 33% to 65%, with a weighted average discount of 39%. The Company recognized provisions for loan losses of $13,000 and $106,000 for the nine months ended September 30, 2017 and 2016, respectively, for impaired loans. The Company recognized provisions for loan losses of $8,000 for the three months ended September 30, 2017 for impaired loans. The Company did not recognize any provisions for loan losses for impaired loans for the three months ended September 30, 2016.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 10% to 72%, with a weighted average of 44%. At December 31, 2016, the discount from appraised value ranged from 10% to 77%, with a weighted average of 38%. The Company recognized losses of $228,000 and $83,000 to write down foreclosed real estate for the nine months ended September 30, 2017 and September 30, 2016, respectively. There were no charges to write down foreclosed real estate recognized in income for the three month periods ended September 30, 2017 or 2016.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2017 and 2016. There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2017 and 2016. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month periods ended September 30, 2017 and 2016.

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

	Carrying	Fair	Fair Vale Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2017
Financial assets:
Cash and cash equivalents	$24,798	$24,798	$24,798	$0	$0
Interest-bearing time deposits	10,295	10,302	0	10,302	0
Securities available for sale	276,937	276,937	211	276,726	0
Securities held to maturity	1	1	0	1	0
Loans held for sale	1,000	1,020	0	1,020	0
Loans, net	400,762	400,430	0	0	400,430
FHLB and other stock	1,979	1,979	0	1,979	0
Accrued interest receivable	2,595	2,595	0	2,595	0

Financial liabilities:
Deposits	665,512	664,553	0	0	664,553
Advances from FHLB	4,000	4,000	0	4,000	0
Accrued interest payable	109	109	0	109	0

December 31, 2016:
Financial assets:
Cash and cash equivalents	$45,835	$45,835	$45,835	$0	$0
Interest-bearing time deposits	14,735	14,786	0	14,786	0
Securities available for sale	255,844	255,844	74	255,770	0
Securities held to maturity	2	2	0	2	0
Loans held for sale	4,507	4,598	0	4,598	0
Loans, net	381,154	381,459	0	0	381,459
FHLB and other stock	1,650	1,650	0	1,650	0
Accrued interest receivable	2,363	2,363	0	2,363	0

Financial liabilities:
Deposits	664,650	663,806	0	0	663,806
Accrued interest payable	133	133	0	133	0

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

Advances from FHLB

The fair value of advances from FHLB is estimated by discounting the future cash flows using the current rates at which FHLB advances of similar maturities could be obtained.

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

Critical Accounting Policies

During the nine months ended September 30, 2017, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Condition

Total assets increased $10.5 million from $743.7 million at December 31, 2016 to $754.2 million at September 30, 2017, an increase of 1.4%.

Net loans receivable (excluding loans held for sale) increased $19.6 million from $381.2 million at December 31, 2016 to $400.8 million at September 30, 2017. Home equity and second mortgage loans increased $6.0 million during the nine months ended September 30, 2017 while other consumer loans and commercial business loans each increased $4.5 million during the period.

Securities available for sale increased $21.1 million from $255.8 million at December 31, 2016 to $276.9 million at September 30, 2017. Purchases of $43.9 million of securities classified as available for sale were made during the nine months ended September 30, 2017 and consisted primarily of U.S. government agency mortgage-backed securities and municipal bonds. Principal repayments and maturities of available for sale securities totaled $19.3 million and $3.4 million, respectively, during the nine months ended September 30, 2017. U.S. government agency mortgage-backed securities, CMO’s and municipal bonds with a value of $1.6 million were sold during the nine months ended September 30, 2017.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents decreased from $45.8 million at December 31, 2016 to $24.8 million at September 30, 2017, primarily due to a decrease of $14.8 million in federal funds sold as excess liquidity was invested in investment securities.

Total deposits increased from $664.7 million at December 31, 2016 to $665.5 million at September 30, 2017. Noninterest-bearing checking accounts increased $11.7 million during the nine months ended September 30, 2017 primarily due to new accounts and normal balance fluctuations. Time deposits decreased $8.9 million during the period as customers opt not to lock in to longer terms in the current low-rate environment.

FHLB borrowings increased $4.0 million from December 31, 2016 to September 30, 2017 as the Bank borrowed $12.1 million and paid off $8.1 million during the nine-month period.

Total stockholders' equity attributable to the Company increased from $75.7 million at December 31, 2016 to $81.3 million at September 30, 2017 primarily due to retained net income of $3.7 million and a decrease of $1.8 million in the net unrealized loss on securities available for sale during the nine months ended September 30, 2017. The decrease in the net unrealized loss on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the nine-month periods ended September 30, 2017 and 2016. Net income attributable to the Company was $5.9 million ($1.76 per share) for the nine months ended September 30, 2017 compared to $5.1 million ($1.53 per share) for the same time period in 2016. The increase is primarily due to increases in net interest income after provision for loan losses and noninterest income partially offset by an increase in noninterest expense.

Net income for the three-month periods ended September 30, 2017 and 2016. Net income attributable to the Company was $2.1 million ($0.63 per share) for the three months ended September 30, 2017 compared to $1.8 million ($0.53 per share) for the three months ended September 30, 2016.

Net interest income for the nine-month periods ended September 30, 2017 and 2016. Net interest income increased $1.1 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $799,000 for the nine months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, the average balance of interest-earning assets and their tax-equivalent yield were $708.8 million and 3.80%, respectively. During the same period in 2016, the average balance of those assets was $682.3 million and the tax-equivalent yield was 3.78%.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $322,000 for the nine months ended September 30, 2017 compared to the same period in 2016. The average rate paid on interest-bearing liabilities decreased from 0.35% for the nine months ended September 30, 2016 to 0.26% for the same period in 2017. The average balance of interest-bearing liabilities increased from $527.6 million for 2016 to $542.6 million for 2017. The decrease in the average cost of funds is primarily due to the repricing of savings and interest-bearing demand deposits acquired in the December 2015 acquisition of Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary Peoples Bank of Bullitt County (collectively, “Peoples”), headquartered in Shepherdsville, Kentucky.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased from 3.43% for the nine months ended September 30, 2016 to 3.54% for the same period in 2017.

Net interest income for the three-month periods ended September 30, 2017 and 2016. Net interest income increased $584,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $513,000 for the three months ended September 30, 2017 compared to the same period in 2016. For the three months ended September 30, 2017, the average balance of interest-earning assets and their tax-equivalent yield were $711.0 million and 3.90%, respectively. During the same period in 2016, the average balance of those assets was $684.8 million and the tax-equivalent yield was 3.72%. The changes in balances and yields are primarily due to loan growth and an increase in short-term interest rates.

Total interest expense decreased $71,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The average balance of interest-bearing liabilities increased from $531.9 million to $537.3 million when comparing the two periods and the average rate paid on those liabilities decreased from 0.31% for the three months ended September 30, 2016 to 0.25% for the same period in 2017.

As a result, the tax-equivalent interest rate spread increased from 3.41% for the three months ended September 30, 2016 to 3.65% for the three months ended September 30, 2017.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $425,000 for the nine-month period ended September 30, 2016 to $617,000 for the same period in 2017 and decreased from $200,000 for the three months ended September 30, 2016 to $150,000 for the three months ended September 30, 2017. The increase during 2017 was due primarily to growth in the loan portfolio. Total loans increased $19.6 million during the nine months ended September 30, 2017, compared to a $6.9 million increase during the nine months ended September 30, 2016. The Bank recognized net charge-offs of $466,000 for the nine months ended September 30, 2017 compared to $520,000 during the same period in 2016.

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

The allowance for loan losses was $3.5 million at September 30, 2017 and $3.4 million at December 31, 2016. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At September 30, 2017, nonperforming loans amounted to $2.7 million compared to $3.0 million at December 31, 2016. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $13,000 and $78,000 at September 30, 2017 and December 31, 2016, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2017 and December 31, 2016, nonaccrual loans amounted to $2.7 million and $2.9 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2017 and 2016. Noninterest income for the nine months ended September 30, 2017 increased $324,000 compared to the nine months ended September 30, 2016. The increase was primarily due to increases in service charges on deposit accounts and gains on the sale of loans of $320,000 and $139,000, respectively, partially offset by a decrease of $122,000 in gains on the sale of securities when comparing the two periods.

Noninterest income for the three-month periods ended September 30, 2017 and 2016. Noninterest income for the quarter ended September 30, 2017 decreased $2,000 compared to the quarter ended September 30, 2016. The decrease was primarily due to a decrease of $145,000 in other income partially offset by increases in services charges on deposit accounts and gains on loans sold. The decrease in other income was due to the sale of the Company’s investment in another financial institution in July 2016, resulting in a gain of $145,000.

Noninterest expense for the nine-month periods ended September 30, 2017 and 2016. Noninterest expense for the nine months ended September 30, 2017 increased $246,000 compared to the same period in 2016 due primarily to increases in compensation and benefits expense and data processing expense of $258,000 and $238,000, respectively. This was partially offset by decreases of $104,000 in professional fees and $64,000 in occupancy and equipment expense.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended September 30, 2017 and 2016. Noninterest expense for the quarter ended September 30, 2017 increased $122,000 compared to the quarter ended September 30, 2016. Compensation and benefits expense and data processing expense increased $161,000 and $46,000, respectively, when comparing the two periods.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2017 was $2.2 million, for an effective tax rate of 27.1%, compared to $1.9 million, for an effective tax rate of 27.0%, for the same period in 2016. For the three-month period ended September 30, 2017, income tax expense and the effective tax rate were $825,000 and 28.1%, respectively, compared to $666,000 and 27.4%, respectively, for the same period in 2016.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2017, the Bank had cash and cash equivalents of $24.8 million and securities available-for-sale with a fair value of $276.9 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined in the applicable OCC regulations) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $1.8 million at September 30, 2017.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2017, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.5%, 14.0%, 14.0% and 14.7%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2017, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2017, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2017 and December 31, 2016 financial information. Given the timing of the release of this report, the information as of September 30, 2017 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company since June 30, 2017.

	At June 30, 2017		At December 31, 2016
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300 bp	$1,121	4.45%	$3,470	14.14%
200 bp	986	3.92	1,485	6.05
100 bp	598	2.38	736	3.00
Static	0	0	0	0
(100)bp	(1,169)	(4.65)	(1,130)	(4.61)

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2017 and December 31, 2016 financial information. Given the timing of the release of this report, the information as of September 30, 2017 is unavailable for inclusion in this report. Management believes that there have been no material changes in the market risk of the Company’s asset and liability positions since June 30, 2017.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2017	588	31.13	588	143,032

August 1 through August 31, 2017	0	N/A	0	143,032

September 1 through September 30, 2017	0	N/A	0	143,032

Total	588	31.13	588

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 9, 2017	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated November 9, 2017	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer