Form 10-K
period 2017-12-31
FIRST CAPITAL INC
filed 2018-03-12
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

(Check one):	Large accelerated filer	[ ]	Accelerated filer	[X ]
	Non-accelerated filer	[ ]	Smaller reporting company	[ ]
	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __   No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $99.5 million, based upon the closing price of $31.15 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2017.

The number of shares outstanding of the registrant’s common stock as of March 1, 2018 was 3,356,964.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

On September 20, 2017, the Bank filed applications with the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert from a federal savings association into an Indiana chartered commercial bank (the “Conversion”). The Conversion is subject to the approval of both the IDFI and FDIC and if approved, the IDFI will become the Bank’s primary regulator and the FDIC will become the Bank’s primary federal regulator. The Conversion is not expected to affect the Bank’s clients in any way and will not affect FDIC deposit insurance on eligible accounts.

Additionally, in connection with the Conversion, the Company filed an application with the Federal Reserve Bank of St. Louis to change from a savings and loan holding company to a financial holding company if the Conversion is approved by the Bank’s regulators. The Company has received the approval of the Federal Reserve Bank of St. Louis, subject to the Bank receiving the approval of the IDFI and FDIC.

The Company’s primary business activity is the ownership of the outstanding common stock of the Bank. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank in accordance with applicable regulations.

The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC. If the Conversion is consummated, the Bank will no longer be regulated by the OCC, its primary federal regulator will become the FDIC, and the Bank will also become regulated by the IDFI. The Bank’s deposits are federally insured by the FDIC under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Market Area and Competition

The Bank considers Harrison, Floyd, Clark and Washington counties in Indiana and Bullitt County in Kentucky its primary market area. All of its offices are located in these five counties, which results in most of the Bank’s loans being made in these five counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. The Bank aggressively competes for business with local banks, as well as large regional banks. Its most direct competition for deposit and loan business comes from the commercial banks operating in these five counties. Based on data published by the FDIC, the Bank is among the leaders in FDIC-insured institutions in deposit market share in Harrison County, Indiana, which includes the Bank’s main office, and in Bullitt County, Kentucky, where Peoples was headquartered.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$136,399	31.20%	$137,842	34.23%	$147,933	40.32%	$106,679	34.61%	$107,029	35.65%
Land	18,198	4.16	13,895	3.45	12,962	3.53	11,028	3.58	10,309	3.43
Commercial real estate	100,133	22.90	96,462	23.95	84,493	23.03	78,314	25.40	76,496	25.48
Residential construction(2)	28,854	6.60	29,561	7.34	16,391	4.47	10,347	3.36	14,423	4.80
Commercial real estate construction	17,161	3.92	8,921	2.22	1,090	0.30	1,422	0.46	1,715	0.57
Total mortgage loans	300,745	68.78	286,681	71.19	262,869	71.65	207,790	67.41	209,972	69.93

Consumer Loans:
Home equity and second mortgage loans	49,802	11.39	42,908	10.65	38,476	10.49	37,513	12.17	34,815	11.60
Automobile loans	38,361	8.78	34,279	8.51	28,828	7.86	25,274	8.20	23,983	7.99
Loans secured by savings accounts	1,751	0.40	1,879	0.47	2,096	0.57	1,018	0.33	1,138	0.38
Unsecured loans	3,744	0.86	3,912	0.97	4,350	1.18	3,316	1.07	3,541	1.18
Other(3)	8,714	1.99	9,025	2.24	7,210	1.96	5,075	1.65	4,824	1.61
Total consumer loans	102,372	23.42	92,003	22.84	80,960	22.06	72,196	23.42	68,301	22.76

Commercial business loans	34,114	7.80	24,056	5.97	23,095	6.29	28,282	9.17	21,956	7.31
Total gross loans	437,231	100.00%	402,740	100.00%	366,924	100.00%	308,268	100.00%	300,229	100.00%
Less:
Due to borrowers on loans in process	25,020		19,037		4,926		3,325		7,142
Deferred loan fees net of direct costs	(1,041)		(837)		(583)		(506)		(341)
Allowance for loan losses	3,634		3,386		3,415		4,846		4,922
Total loans, net	$409,618		$381,154		$359,166		$300,603		$288,506

____________

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $28.9 million, or 21.2% of the residential loan portfolio at December 31, 2017. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Historically, the Bank has retained its residential loan originations in its portfolio. Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. Beginning in 2004, one of the Bank’s strategic goals was to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2017, the Bank originated and funded $63.4 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2017, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $3.0 million and outstanding balances of $1.7 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $45.6 million at December 31, 2017, of which $21.6 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2017 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$8,293	$25,919	$19,616	$31,847	$23,451	$27,273	$136,399
Commercial real estate and land loans(1)	28,916	26,886	14,063	36,986	18,485	10,156	135,492
Residential construction(2)	28,854	0	0	0	0	0	28,854
Consumer loans	19,788	24,302	13,911	7,716	8,509	28,146	102,372
Commercial business	13,672	8,287	3,782	3,918	268	4,187	34,114
Total gross loans	$99,523	$85,394	$51,372	$80,467	$50,713	$69,762	$437,231

__________________________

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2018, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$62,970	$65,136
Commercial real estate and land loans	25,422	81,154
Residential construction	0	0
Consumer loans	36,514	46,070
Commercial business	11,729	8,713
Total gross loans	$136,635	$201,073

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $9.2 million at December 31, 2017.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2017, the Bank had outstanding letters of credit of $1.2 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $1.0 million of net deferred loan costs at December 31, 2017.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2017, the Bank had commitments to originate $736,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$2,298	$1,634	$1,648	$919	$1,533
Commercial real estate(2)	139	924	2,291	449	1,576
Commercial business	42	142	167	1,642	1,898
Consumer	57	246	116	129	252
Total	2,536	2,946	4,222	3,139	5,259

Accruing loans past due 90 days or more:
Residential real estate(1)	109	55	271	68	180
Commercial real estate(2)	95	0	75	0	0
Commercial business	59	0	0	0	0
Consumer	28	23	9	17	47
Total	291	78	355	85	227
Total nonperforming loans	2,827	3,024	4,577	3,224	5,486

Foreclosed real estate, net	3,971	4,674	4,890	78	466

Total nonperforming assets	$6,798	$7,698	$9,467	$3,302	$5,952

Total nonperforming loans to net loans	0.69%	0.79%	1.27%	1.07%	1.90%

Total nonperforming loans to total assets	0.37%	0.41%	0.64%	0.68%	1.23%

Total nonperforming assets to total assets	0.90%	1.04%	1.32%	0.70%	1.34%

_______________________________

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction and land loans.

The increase in nonperforming assets from December 31, 2014 to December 31, 2015 is primarily due to the acquisition of Peoples in December 2015. At December 31, 2015, nonperforming assets acquired from Peoples included nonaccrual loans of $1.7 million, accruing loans past due 90 days or more of $346,000 and foreclosed real estate of $4.3 million. At December 31, 2016, nonperforming assets acquired from Peoples included nonaccrual loans of $1.4 million and foreclosed real estate of $4.0 million. At December 31, 2017, nonperforming assets acquired from Peoples included nonaccrual loans of $ 1.1 million, accruing loans past due 90 days or more of $65,000 and foreclosed real estate of $3.8 million.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2017. The Bank would have recorded interest income of $167,000 for the year ended December 31, 2017 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank generally does not forgive principal or interest on restructured loans. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2017, TDRs totaled $964,000 with no related allowance for loan losses on TDRs. TDRs on nonaccrual status totaling $106,000 at December 31, 2017 are included in the nonperforming loans totals above. TDRs performing according to their restructured terms and on accrual status totaled $858,000 at December 31, 2017. See Note 5 in the accompanying Notes to Consolidated Financial Statements for additional information regarding TDRs.

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

At December 31, 2017, the Bank had $2.5 million in doubtful loans and $2.6 million in substandard loans. In addition, the Bank identified $3.6 million in loans as special mention loans at December 31, 2017.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2017, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2017, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 14% to 62%, with a weighted average discount of 39%.

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

At December 31, 2017, 2016 and 2015, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2017	2016	2015
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	2,548	3,317	5,537
Substandard	2,640	6,863	6,259
Special mention	3,623	3,087	9,082

The elevated amount of classified assets at December 31, 2015 is primarily due to the acquisition of Peoples in December 2015. At December 31, 2015, classified assets acquired from Peoples included loans classified as doubtful, substandard and special mention of $3.0 million, $1.9 million and $4.9 million, respectively. At December 31, 2016, those totals had decreased to $2.0 million, $236,000 and $132,000, respectively, and at December 31, 2017, those totals had decreased to $1.2 million, $156,000 and $325,000, respectively.

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2017	2016	2015
	(Dollars in thousands)

Impaired loans with related allowance	$255	$313	$472
Impaired loans with no allowance	3,168	3,394	5,474
Total impaired loans	$3,423	$3,707	$5,946

Allowance for loan losses:
Related to impaired loans	$52	$85	$166
Related to other loans	3,582	3,301	3,249

See Note 5 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense as a component of net loss on foreclosed real estate. At December 31, 2017, the Bank had foreclosed real estate totaling $4.0 million. See Note 7 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2017, the Company’s specific allowances totaled $52,000.

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

At December 31, 2017, management applied specific qualitative factor adjustments to various portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $2.1 million. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2017.

At December 31, 2017, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2017, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Louisville, Kentucky metropolitan area to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2017.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2017.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition, management assigned a risk factor of 1.30 for this component at December 31, 2017.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2017. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $536,000 at December 31, 2017.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans. The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $506,000 at December 31, 2017.

See Notes 1 and 5 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Allowance at beginning of period	$3,386	$3,415	$4,846	$4,922	$4,736
Provision for loan losses	915	645	50	190	725
	4,301	4,060	4,896	5,112	5,461

Recoveries:
Residential real estate	33	58	11	7	60
Commercial real estate and land	79	54	34	6	17
Commercial business	7	14	9	17	74
Consumer	150	118	144	324	202
Total recoveries	269	244	198	354	353

Charge-offs:
Residential real estate	74	118	128	140	353
Commercial real estate and land	3	91	0	0	92
Commercial business	140	264	1,205	6	20
Consumer	719	445	346	474	427
Total charge-offs	936	918	1,679	620	892
Net (charge-offs) recoveries	(667)	(674)	(1,481)	(266)	(539)
Balance at end of period	$3,634	$3,386	$3,415	$4,846	$4,922

Ratio of allowance to total loans outstanding at the end of the period	0.88%	0.88%	0.94%	1.59%	1.68%

Ratio of net charge-offs to average loans outstanding during the period	0.17%	0.18%	0.48%	0.09%	0.19%

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

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)

Residential real estate(1)	$464	37.80%	$460	41.57%	$574	44.79%	$669	37.97%	$874	40.45%
Commercial real estate and land loans(2)	1,755	30.98	1,726	29.62	1,698	26.86	1,702	29.44	1,436	29.48
Commercial business	291	7.80	198	5.97	261	6.29	1,480	9.17	1,446	7.31
Consumer	1,124	23.42	1,002	22.84	882	22.06	995	23.42	1,116	22.76
Total allowance for loan losses	$3,634	100.00%	$3,386	100.00%	$3,415	100.00%	$4,846	100.00%	$4,922	100.00%

__________________________

(1)	Includes residential construction loans.
(2)	Includes commercial real estate construction loans.

Investment Activities

As a federally chartered savings association, the Bank has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. The Bank is also required to maintain minimum levels of liquid assets that vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2017, securities with a market value of $14,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2017, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2017				2016				2015
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Mortgage-backed securities (3)	$1	$1	0.01	2.07%	$2	$2	0.01	2.01%	$4	$4	0.01	1.93%
	$1	$1	0.01%		$2	$2	0.01%		$4	$4	0.01%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$996	$1,000	0.35%	1.22%	$2,498	$2,497	0.96%	0.89%	$2,018	$2,017	1.08%	0.82%
Due after one year through five years	68,032	69,013	25.20	1.36%	65,935	66,677	25.71	1.32%	47,819	48,032	25.84	1.25%
Due after five years through ten years	0	0	0.00	0.00%	229	233	0.09	1.68%	31,509	31,616	17.01	1.69%
Due after ten years through fifteen years	0	0	0.00	0.00%	0	0	0.00	0.00%	3,107	3,132	1.69	2.52%

Mortgage-backed securities and CMOs (3)	127,972	130,562	47.67	1.84%	124,265	126,786	48.87	1.66%	51,341	51,549	27.73	1.90%

Municipal:
Due in one year or less	1,640	1,642	0.60	1.82%	551	550	0.21	5.34%	504	504	0.27	0.64%
Due after one year through five years	8,311	8,296	3.03	2.81%	9,832	9,804	3.78	3.47%	7,885	7,769	4.18	3.61%
Due after five years through ten years	29,611	29,553	10.79	2.86%	18,250	18,459	7.12	3.55%	14,708	14,322	7.70	4.85%
Due after ten years	34,610	33,812	12.35	3.97%	34,210	34,376	13.25	4.26%	27,742	26,932	14.49	4.89%

	$271,172	$273,878	99.99%		$255,770	$259,382	99.99%		$186,633	$185,873	99.99%

____________________________

(1)	Weighted average yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 21% as of December 31, 2017 and 34% as of December 31, 2016 and 2015. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and CMOs may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distribution of time deposits of $100,000 or more as of December 31, 2017.

Maturity Period	Amount at December 31, 2017
(Dollars in thousands)

Three months or less	$3,762
Over three through six months	3,098
Over six through 12 months	5,340
Over 12 months	9,794
Total	$21,994

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2017			2016			2015
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$129,828	19.54%	$8,524	$121,304	18.25%	$(3,755)	$125,059	19.63%	$52,017
NOW accounts	233,125	35.08	(3,548)	236,673	35.61	27,996	208,677	32.75	31,372
Savings accounts	168,388	25.34	9,733	158,655	23.87	14,423	144,232	22.64	66,409
Money market accounts	59,575	8.96	(3,283)	62,858	9.46	445	62,413	9.79	53,833
Fixed rate time deposits which mature:
Within one year	40,621	6.11	(8,593)	49,214	7.41	388	48,826	7.66	8,122
After one year, but within three years	19,243	2.90	(5,843)	25,086	3.77	(12,506)	37,595	5.90	11,266
After three years, but within five years	13,655	2.05	2,925	10,730	1.61	460	10,267	1.61	1,529
After five years	0	0.00	0	0	0.00	0	0	0.00	0
Club accounts	127	0.02	(3)	130	0.02	22	108	0.02	(7)
Total	$664,562	100.00%	$(88)	$664,650	100.00%	$27,473	$637,177	100.00%	$224,541

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2017.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)

0.00% — 0.99%	$37,159	$14,727	$10,014	$0	$61,900	84.20%
1.00% — 1.99%	3,462	4,507	3,641	0	11,610	15.79
2.00% — 2.99%	0	9	0	0	9	0.01
3.00% — 3.99%	0	0	0	0	0	0.00
4.00% — 4.99%	0	0	0	0	0	0.00
5.00% — 5.99%	0	0	0	0	0	0.00
6.00% — 6.99%	0	0	0	0	0	0.00
Total	$40,622	$19,242	$13,655	$0	$73,519	100.00%

Borrowings. The Bank relies upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by certain first mortgage loans. The Bank also uses retail repurchase agreements as a source of borrowings.

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Maximum balance at any month end	$10,000	$0	$0

Average balance	1,185	0	340

Period end balance	10,000	0	0

Weighted average interest rate:
At end of period	1.67%	0.00%	0.00%

During the period	1.52%	0.00%	0.52%

The Bank also has an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2017, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2017.

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

Personnel

As of December 31, 2017, the Bank had 170 full-time employees and 36 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

Management believes that, as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

Bank Secrecy Act and USA Patriot Act. The Bank Secrecy Act (“BSA”), enacted as the Currency and Foreign Transactions Reporting Act, requires financial institutions, including the Bank, to maintain records of certain customers and currency transactions and to report certain domestic and foreign currency transactions, which may have a high degree of usefulness in criminal, tax, or regulatory investigations or proceedings. This law requires financial institutions to develop a BSA compliance program.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), is comprehensive anti-terrorism legislation. Title III of the Patriot Act requires financial institutions, including the Bank, to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The United States Depart of the Treasury (“Treasury”) has adopted additional requirements to further implement Title III.

These regulations have established a mechanism for law enforcement officials to communicate names of suspected terrorists and money launderers to financial institutions, enabling financial institutions to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection of a statutory safe harbor if each financial institution notifies FinCEN of its intent to share information. The Treasury has also adopted regulations to prevent money laundering and terrorist financing through correspondent accounts that U.S. financial institutions maintain on behalf of foreign banks. These regulations also require financial institutions to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. In addition, banks must have procedures to verify the identity of their customers.

The Bank has established an anti-money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. The Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. The Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

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

The FDIA generally prohibits a depository institution, including a federal savings association, from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The parent holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The Company believes that, as of December 31, 2017, the Bank was “well capitalized” based on the aforementioned ratios.

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

A federal savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2017, the Bank maintained 80% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OCC that enforcement action to be taken with respect to a particular federal savings association. If action is not taken by the Director of the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations, however, any assessments are now paid to the OCC as the successor to the Office of Thrift Supervision. The general assessments, paid on a semi-annual basis, are computer based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by the Bank for the year ended December 31, 2017 totaled $196,000.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2017 of $1.9 million.

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

Federal Reserve System

The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2017: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2018, establish a 3% reserve ratio for aggregate transaction accounts up to $122.3 million, a 10% ratio above $122.3 million, and an exemption of $16.0 million. In October 2008, the FRB began paying interest on certain reserve balances.

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

Future Legislation

In addition to the specific legislation described above, the current administration has signed a number of executive orders and memoranda that could directly impact the regulation of the banking industry. Congress is also considering legislation. The orders and legislation may change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions.

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

Recent Legislation. The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017 and, among other changes, lowered the federal corporate tax rate to 21% effective for tax years beginning after December 31, 2017. Prior to enactment of the TCJA, the Company’s effective federal income tax rate was 34%. As a result of the TCJA, the Company incurred additional income tax expense of $290,000 in 2017 related to the revaluation of the Company’s net deferred tax asset.

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

Potential Recapture of Base Year Bad Debt Reserve. The Bank’s bad debt reserve as of the base year (which is the Bank’s last taxable year beginning before January 1, 1988) is not subject to automatic recapture as long as the Bank continues to carry on the business of banking and does not make “non-dividend distributions” as discussed below. If the Bank no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Bank no longer qualifies as a bank. Such base year bad debt reserve is also subject to recapture to the extent that the Bank makes “non-dividend distributions” that are considered as made from the base year bad debt reserve. To the extent that such reserves exceed the amount that would have been allowed under the experience method (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a “non-dividend distribution,” then approximately one and one-third times the amount so used would be includable in gross income for federal income tax purposes, assuming a 21% corporate income tax rate (exclusive of state and local taxes) beginning in 2018 with the enactment of the TCJA. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

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

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2017, $183.0 million, or 41.9% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2017, the Bank’s commercial business loan portfolio amounted to $34.1 million, or 7.8% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2017, the Bank’s commercial real estate loan portfolio amounted to $100.1 million, or 22.9% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and/or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation or financial performance. Misconduct by our employees could include, but is not limited to, hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

In the recent past, our market area, the suburban metropolitan Louisville market, the states of Indiana and Kentucky, and the U.S. as a whole experienced a downward economic cycle. Significant weakness in market conditions adversely impacted all aspects of the economy, including our business. In particular, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of construction loans, which resulted in significant write-downs of assets by many financial institutions. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period, which further contributed to the adverse business environment for households and businesses.

While economic conditions have shown signs of improvement through 2017, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

We are subject to extensive regulation, supervision and examination by the FRB and the OCC, our primary federal regulators, and the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The Federal Reserve may require us to commit capital resources to support First Harrison Bank.

As a matter of policy, the FRB expects a savings and loan holding company to act as a source of financial and managerial strength to a subsidiary savings association and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the FRB’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the FRB may require a savings and loan holding company to make capital injections into a troubled subsidiary savings association and may charge the savings and loan holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary savings association. A capital injection may be required at times when the savings and loan holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a savings and loan holding company to its subsidiary savings association are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary savings association. In the event of a savings and loan holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary savings association. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the savings and loan holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by us to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

Compliance with these rules will impose additional costs on banking entities and their holding companies.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2016.

Location	Year Opened	Net Book Value(1)	Owned/ Leased	Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,481	Owned	12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	126	Leased(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	451	Owned	3,500

710 Main Street Palmyra, Indiana 47164	1991	1,093	Owned	6,000

9849 Highway 150 Greenville, Indiana 47124	1986	216	Owned	2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,111	Owned	4,988

4303 Charlestown Crossing New Albany, Indiana 47150	1999	678	Owned	3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,393	Owned	12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	515	Owned	4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,027	Owned	4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	807	Owned	3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	753	Owned	1,450

7735 Highway 62 Charlestown, Indiana 47111	2017	1,767	Owned	2,500

1612 Highway 44 East Shepherdsville, Kentucky 40165	1980	1,372	Owned	11,892

130 S. Buckman Street Shepherdsville, Kentucky 40165	1962	299	Owned	3,840

550 John Harper Highway Shepherdsville, Kentucky 40165	1999	1,050	Owned	6,648

100 S. Bardstown Road Mount Washington, Kentucky 40047	1991	732	Owned	5,169

140 S. Poplar Street Lebanon Junction, Kentucky 40150	1973	160	Owned	2,795

_____________

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2020.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2017, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2017, the Company had 1,128 stockholders of record and 3,336,964 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 18 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2017 and 2016 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2017:
First Quarter	$34.50	$28.97	$0.21	$33.75
Second Quarter	33.55	29.81	0.21	31.15
Third Quarter	37.00	30.02	0.22	35.50
Fourth Quarter	37.08	33.75	0.22	36.74

2016:
First Quarter	$28.75	$23.50	$0.21	$27.50
Second Quarter	34.58	27.21	0.21	33.89
Third Quarter	35.00	26.58	0.21	31.77
Fourth Quarter	33.00	28.40	0.21	32.42

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2017. The maximum number of shares that may yet be purchased under the plan is 143,032.

Equity Compensation Plan Information as of December 31, 2017

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

Stock Performance Graph

The following graph compares the cumulative total shareholder returns of our common stock, the NASDAQ Composite Index, and the American Bankers Association NASDAQ Community Bank Index for the five-year period ending December 31, 2017. The graph assumes an investment of $100.00 in our common stock and each index on December 31, 2012 and reinvestment of all quarterly dividends. Measurement points are the last trading day of each year.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Total assets	$758,956	$743,658	$715,827	$472,761	$444,384
Cash and cash equivalents (1)	25,915	45,909	109,292	35,326	12,398
Securities available for sale	271,172	255,770	186,633	98,143	107,500
Interest-bearing time deposits	9,258	14,735	16,655	8,270	4,425
Net loans	409,618	381,154	359,166	300,603	288,506
Deposits	664,562	664,650	637,177	412,636	373,830
Retail repurchase agreements	0	0	0	0	9,310
Advances from FHLB	10,000	0	0	0	5,100
Stockholders' equity, net of noncontrolling interest in subsidiary	80,938	75,730	74,396	57,121	53,227

	For the Year Ended
OPERATING DATA:	December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Interest income	$26,422	$25,094	$18,713	$18,399	$18,411
Interest expense	1,392	1,763	1,004	1,144	1,653
Net interest income	25,030	23,331	17,709	17,255	16,758
Provision for loan losses	915	645	50	190	725
Net interest income after provision for loan losses	24,115	22,686	17,659	17,065	16,033

Noninterest income	6,698	6,169	5,124	4,936	4,640
Noninterest expense	20,258	19,455	15,608	14,082	13,331

Income before income taxes	10,555	9,400	7,175	7,919	7,342

Income tax expense	3,103	2,523	1,964	2,312	2,255

Net Income	7,452	6,877	5,211	5,607	5,087
Less:net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income Attributable to First Capital, Inc.	$7,439	$6,864	$5,198	$5,594	$5,074

PER SHARE DATA (2):
Net income - basic	$2.24	$2.05	$1.87	$2.03	$1.82
Net income - diluted	2.23	2.05	1.87	2.03	1.82
Dividends	0.86	0.84	0.84	0.84	0.80

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2017	2016	2015	2014	2013
Performance Ratios:

Return on assets (1)	0.99%	0.94%	1.06%	1.22%	1.11%
Return on average equity (2)	9.37%	8.90%	8.65%	10.09%	9.56%
Dividend payout ratio (3)	38.39%	40.98%	44.92%	41.38%	43.96%
Average equity to average assets	10.51%	10.51%	12.30%	12.08%	11.65%
Interest rate spread (4)	3.58%	3.43%	3.96%	4.06%	3.98%
Net interest margin (5)	3.64%	3.50%	4.03%	4.14%	4.07%
Noninterest expense to average assets	2.68%	2.65%	3.19%	3.07%	2.93%
Average interest earning assets to
average interest bearing liabilities	130.83%	128.98%	129.61%	127.64%	124.42%

Regulatory Capital Ratios (Bank only):

Tier 1 leverage ratio	9.67%	9.30%	12.15%	10.59%	10.89%
Tier 1 risk-based capital ratio	13.80%	14.28%	15.26%	14.55%	14.86%
Common equity tier 1 capital ratio (6)	13.80%	14.28%	15.26%	N/A	N/A
Total risk-based capital ratio	14.49%	14.98%	16.07%	15.80%	16.11%

Asset Quality Ratios:

Nonperforming loans as a percent of
net loans (7)	0.69%	0.79%	1.27%	1.07%	1.90%
Nonperforming assets as a
percent of total assets (8)	0.90%	1.04%	1.32%	0.70%	1.34%
Allowance for loan losses as a percent
of gross loans receivable	0.88%	0.88%	0.94%	1.59%	1.68%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.

(5)	Net interest income as a percentage of average interest-earning assets.
(6)	The common equity tier 1 capital ratio became effective January 1, 2015.
(7)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Many of these indicators were affected by the Peoples acquisition in 2015 as one-time acquisition expenses associated with the acquisition and integration of Peoples were partially offset by increases in net interest income after provision for loan losses, noninterest income and the effect of purchase accounting adjustments. Indicators include the following:

•	Net income and earnings per share – Net income attributable to the Company was $7.4 million, or $2.23 per diluted share for 2017 compared to $6.9 million, or $2.05 per diluted share for 2016 and $5.2 million, or $1.87 per diluted share for 2015. Excluding one-time acquisition-related expenses, the Company would have reported net income of $6.1 million, or $2.18 per share for 2015.

•	Return on average assets and return on average equity – Return on average assets for 2017 was 0.99% compared to 0.94% for 2016 and 1.06% for 2015, and return on average equity for 2017 was 9.37% compared to 8.90% for 2016 and 8.65% for 2015.

•	Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 63.8% for 2017 compared to 65.9% for 2016 and 68.4% for 2015. Excluding one-time acquisition-related expenses, the efficiency ratio would have been 64.0% for 2015.

•	Asset quality – Net loan charge-offs decreased from $674,000 for 2016 and $1.5 million for 2015 to $667,000 for 2017. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $7.7 million, or 1.04% of total assets, at December 31, 2016 to $6.8 million, or 0.90% of total assets, at December 31, 2017. Management has continued to work diligently throughout 2017 to address nonperforming assets acquired from Peoples. The allowance for loan losses was 0.88% of total outstanding loans and 128.6% of nonperforming loans at December 31, 2017 compared to 0.88% of total outstanding loans and 112.0% of nonperforming loans at December 31, 2016.

•	Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $32.42 at December 31, 2016 to $36.74 at December 31, 2017 and dividends of $0.86 per share, was 16.0% compared to 27.4% for 2016 and 10.7% for 2015.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company and the Bank. The information contained in this section should be read in conjunction with the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements included in this report.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•	Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on reducing nonperforming assets and originating high-quality commercial and consumer loans. As noted above, nonperforming assets acquired with Peoples decreased from $6.3 million at December 31, 2015 to $5.0 million at December 31, 2017. A key focus of management in 2018 will be the continued reduction of nonperforming assets through improved collection efforts and underwriting on nonperforming loans and the sale of foreclosed real estate properties.

•	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

•	Improving profitability by expanding our product offerings to customers and investing in technology to increase the productivity and efficiency of our staff.

•	Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income. With our integration of Peoples now complete, management intends to continue to focus on growth in the loan portfolio and the secondary market lending program in the Bullitt County, Kentucky market.

•	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

•	Evaluating vendor contracts for potential cost savings and efficiencies.

•	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

•	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. We opened our new River Ridge office in Clark County, Indiana in May 2017. Our focus in 2018 will be to continue the enhancement and expansion of our customer relationships in these new markets.

•	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 5 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2017, and there have been no material changes in the assumptions or estimation techniques compared to the prior year.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 20 and Note 21 of the accompanying Notes to Consolidated Financial Statements describe the methodologies used to determine the fair value of investment securities, impaired loans, foreclosed real estate and other assets. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2017.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income. Net income attributable to the Company was $7.4 million ($2.23 per share diluted; weighted average common shares outstanding of 3,329,563, as adjusted) for the year ended December 31, 2017 compared to $6.9 million ($2.05 per share diluted; weighted average common shares outstanding of 3,343,416, as adjusted) for the year ended December 31, 2016. The Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2017 resulted in the Company recognizing an additional $290,000 in income tax expense during 2017 related to the revaluation of the Company’s net deferred tax assets at the new federal corporate tax rate of 21%. Excluding this additional expense, the Company would have reported net income of $7.7 million, or $2.32 per diluted share, for the year ended December 31, 2017.

Net Interest Income. Net interest income increased $1.7 million, or 7.3%, from $23.3 million for 2016 to $25.0 million for 2017 primarily due to increases in the average balance of interest-earning assets and the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income increased $1.3 million for 2017 as compared to 2016. This increase was primarily a result of increases in the average balance of interest-earning assets from $685.0 million for 2016 to $708.4 million for 2017 and in the tax-equivalent yield on interest-earning assets from 3.76% for 2016 to 3.84% for 2017. The increase in the average balance of interest-earning assets in 2017 was primarily attributable to growth in loans and investment securities partially offset by declining balances in federal funds sold and interest-bearing deposits with banks, which generally provide a lower yield than loans and investment securities. Interest on loans increased $622,000 as a result of the average balance of loans increasing from $367.7 million for 2016 to $399.8 million for 2017 partially offset by the average tax-equivalent yield on loans decreasing from 5.47% for 2016 to 5.19% for 2017. Net accretion on acquired loans from Peoples, included in interest income, decreased from $623,000 in 2016 to $124,000 in 2017. Interest and dividends on investment securities (including FHLB stock) increased $856,000 for 2017 compared to 2016 due to an increase in the average balance of investment securities from $231.6 million for 2016 to $275.8 million for 2017. Other interest income decreased $150,000 for 2017 as compared to 2016 primarily due to the average balance of federal funds sold and interest-bearing deposits with banks decreasing from $85.7 million for 2016 to $32.8 million for 2017 partially offset by the average yield increasing from 0.61% to 1.13% when comparing the two periods.

Total interest expense decreased $371,000, from $1.8 million for 2016 to $1.4 million for 2017, due to a decrease in the average cost of interest-bearing liabilities from 0.33% for 2016 to 0.26% for 2017 partially offset by an increase in the average balance of interest-bearing liabilities from $531.1 million for 2016 to $541.5 million for 2017. Included in the interest-bearing liabilities were borrowed funds with an average balance and average cost of $1.2 million and 1.52%, respectively, for 2017. There were no borrowed funds in 2016. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2017 and 2016 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $915,000 for 2017 compared to $645,000 for 2016. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses for 2017, primarily due to the loan portfolio growth during the year. Total outstanding loans increased by $28.5 million during 2017 compared to an increase of $21.7 million during 2016. Net charge-offs decreased slightly from $674,000 for 2016 to $667,000 for 2017 when comparing the two periods, and nonperforming loans decreased from $3.0 million at December 31, 2016 to $2.8 million at December 31, 2017. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income increased $529,000 to $6.7 million for 2017. Service charges and fees on deposit accounts and gains on the sale of loans increased $466,000 and $206,000, respectively, when comparing the two periods. Those increases were partially offset by a $122,000 decrease in gains on the sale of securities. The increase in service charges and fees on deposit accounts is primarily due to increases in overdraft charges and ATM/debit card fees.

Noninterest expense. Noninterest expense increased $803,000, or 4.1%, to $20.3 million for 2017 compared to $19.5 million for 2016 primarily due increases in compensation and benefits expense of $717,000 and data processing expense of $286,000 when comparing the two periods. This was partially offset by decreases of $155,000 in professional fees and $141,000 in other operating expenses. Compensation and benefits expense increased primarily due to normal salaries and benefits increases and increased incentive compensation. Data processing expense increased primarily due to increased customer activity, particularly related to ATM and electronic banking usage. Professional fees decreased due to Sarbanes-Oxley implementation costs in 2016, and other operating expenses decreased primarily due to lower FDIC insurance premiums and costs associated with integrating the Peoples branches in 2016.

Income tax expense. The Company recognized income tax expense of $3.1 million for 2017 compared to $2.5 million for 2016. The effective tax rate increased from 26.8% for 2016 to 29.4% for 2017 due to the previously mentioned $290,000 of additional income tax expense related to the revaluation of the Company’s net deferred tax assets as a result of the TCJA lowering the federal corporate tax rate to 21%. See Note 13 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Income. Net income attributable to the Company was $6.9 million ($2.05 per share diluted; weighted average common shares outstanding of 3,343,416, as adjusted) for the year ended December 31, 2016 compared to $5.2 million ($1.87 per share diluted; weighted average common shares outstanding of 2,783,912, as adjusted) for the year ended December 31, 2015. The results for 2015 included one-time acquisition-related expenses of $1.0 million related to the Peoples acquisition in December 2015. Excluding the one-time acquisition-related expenses from 2015, the Company would have reported net income of $6.1 million, or $2.18 per diluted share, for the year ended December 31, 2015.

Net Interest Income. Net interest income increased $5.6 million, or 31.8%, from $17.7 million for 2015 to $23.3 million for 2016 primarily due to an increase in the average balance of interest-earning assets partially offset by a decrease in the interest rate spread.

Total interest income increased $6.4 million for 2016 as compared to 2015. This increase was primarily a result of the average balance of interest-earning assets increasing from $454.4 million for 2015 to $685.0 million for 2016 partially offset by the tax-equivalent yield on interest-earning assets decreasing from 4.25% for 2015 to 3.76% for 2016. Both the increase in the average balance of interest-earning assets and the decrease in the average tax-equivalent yield for 2016 are primarily attributable to the Peoples acquisition. Through the acquisition of Peoples, the Company acquired loans, investment securities, interest-bearing deposits with banks and federal funds sold with a fair value of approximately $56 million, $132 million, $5 million and $28 million respectively. The high concentration of investment securities, interest-bearing deposits with banks and federal funds sold, which generally provide a lower yield than loans, led to a decrease in the overall tax-equivalent yield on interest-earning assets for 2016. Interest on loans increased $3.9 million as a result of the average balance of loans increasing from $308.5 million for 2015 to $367.7 million for 2016 and the average tax-equivalent yield on loans increasing from 5.29% for 2015 to 5.47% for 2016. Interest and dividends on investment securities (including FHLB stock) increased $2.2 million for 2016 compared to 2015 due to an increase in the average balance of investment securities from $103.6 million for 2015 to $231.6 million for 2016 partially offset by the average tax-equivalent yield of investment securities decreasing from 2.72% for 2015 to 2.20% for 2016. Market interest rates remained at near historic lows throughout 2016, so as investment securities matured or paid down and management invested excess liquidity acquired with Peoples, new investment purchases were generally at lower yields. Other interest income increased $327,000 for 2016 as compared to 2015 primarily due to the average balance of federal funds sold and interest-bearing deposits with banks increasing from $42.4 million for 2015 to $85.7 million for 2016 and the average yield increasing from 0.46% to 0.61% when comparing the two periods.

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

	Year Ended December 31,
	2017			2016			2015
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2)(3):
Taxable	$396,898	$20,625	5.20%	$365,272	$19,996	5.47%	$303,455	$16,006	5.27%
Tax-exempt	2,914	114	3.91%	2,467	124	5.03%	5,012	313	6.25%
Total loans	399,812	20,739	5.19%	367,739	20,120	5.47%	308,467	16,319	5.29%

Investment securities:
Taxable (4)	217,072	3,913	1.80%	187,952	3,331	1.77%	72,187	1,310	1.81%
Tax-exempt	58,720	2,177	3.71%	43,632	1,763	4.04%	31,397	1,507	4.80%
Total investment securities	275,792	6,090	2.21%	231,584	5,094	2.20%	103,584	2,817	2.72%

Other interest-earning assets (5)	32,799	372	1.13%	85,717	522	0.61%	42,373	195	0.46%
Total interest-earning assets	708,403	27,201	3.84%	685,040	25,736	3.76%	454,424	19,331	4.25%

Noninterest-earning assets	46,512			48,964			34,155
Total assets	$754,915			$734,004			$488,579
Interest-bearing liabilities:
Interest-bearing demand deposits	$296,345	$599	0.20%	$286,679	$755	0.26%	$193,350	$456	0.24%
Savings accounts	164,859	339	0.21%	153,748	510	0.33%	85,676	117	0.14%
Time deposits	79,098	436	0.55%	90,701	498	0.55%	71,194	427	0.60%
Total deposits	540,302	1,374	0.25%	531,128	1,763	0.33%	350,220	1,000	0.29%

Borrowed funds	1,185	18	1.52%	0	0	0.00%	401	4	1.00%
Total interest-bearing liabilities	541,487	1,392	0.26%	531,128	1,763	0.33%	350,621	1,004	0.29%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	131,260			121,824			75,368
Other liabilities	2,798			3,919			2,483
Total liabilities	675,545			656,871			428,472
Stockholders’ equity (6)	79,370			77,133			60,107

Total liabilities and stockholders’ equity	$754,915			$734,004			$488,579

Net interest income (tax equivalent basis)		$25,809			$23,973			$18,327
Less:tax equivalent adjustment		(779)			(642)			(618)
Net interest income		$25,030			$23,331			$17,709

Interest rate spread (tax equivalent basis)			3.58%			3.43%			3.96%

Net interest margin (tax equivalent basis)			3.64%			3.50%			4.03%

Ratio of average interest – earning assets to average interest-bearing liabilities			130.83%			128.98%			129.61%

(1)	Interest income on loans includes fee income of $984,000, $919,000 and $756,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Interest income on loans includes net accretion on acquired loans of $124,000, $623,000 and $74,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Includes taxable debt securities and FHLB stock.
(5)	Includes interest-bearing deposits with banks, money market funds, federal funds sold and interest-bearing time deposits.
(6)	Stockholders’ equity attributable to First Capital, Inc.

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

	2017 Compared to 2016				2016 Compared to 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net

	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(991)	$1,705	$(85)	$629	$607	$3,259	$124	$3,990
Tax-exempt	(27)	22	(5)	(10)	(61)	(159)	31	(189)
Total loans	(1,018)	1,727	(90)	619	546	3,100	155	3,801

Investment securities:
Taxable	56	517	9	582	(29)	2,096	(46)	2,021
Tax-exempt	(144)	608	(50)	414	(239)	588	(93)	256
Total investment securities	(88)	1,125	(41)	996	(268)	2,684	(139)	2,277

Other interest-earning assets	446	(321)	(275)	(150)	64	198	65	327
Total net change in income on interest- earning assets	(660)	2,531	(406)	1,465	342	5,982	81	6,405

Interest-bearing liabilities:
Interest-bearing deposits	412	30	(7)	(389)	145	546	72	763
Borrowed funds	0	0	18	18	(4)	(4)	4	(4)
Total net change in expense on interest- bearing liabilities	(412)	30	11	(371)	141	542	76	759

Net change in net interest income (tax equivalent basis)	$(248)	$2,501	$(417)	$1,836	$201	$5,440	$5	$5,646

Comparison of Financial Condition at December 31, 2017 and 2016

Total assets increased from $743.7 million at December 31, 2016 to $759.0 million at December 31, 2016 primarily due to increases in net loans receivable and securities available for sale, partially offset by a decrease in cash and cash equivalents.

Net loans increased from $381.2 million at December 31, 2016 to $409.6 million at December 31, 2017. The primary contributing factor to the increase in net loans was an increase of $10.1 million in commercial business loans. The Bank also increased home equity and second mortgage loans, land loans, commercial real estate loans and other consumer loans by $6.9 million, $4.3 million, $3.7 million and $3.5 million, respectively, during 2017. Residential mortgage loans decreased $1.4 million during 2017 as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $63.4 million in new residential mortgages for sale in the secondary market during 2017 compared to $51.6 million in 2016. These loans were originated and funded by the Bank for sale in the secondary market. Of the total originations for 2017, $20.3 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. Gross loans attributable to the Peoples locations increased from $57.3 million at December 31, 2016 to $63.1 million at December 31, 2017, as management has increased lending in this new market while also working to improve asset quality for the acquired portfolio.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed obligations, U.S. agency notes and bonds, and municipal obligations, increased from $255.8 million at December 31, 2016 to $271.2 million at December 31, 2017. Purchases of securities available for sale totaled $48.9 million in 2017. These purchases were offset by principal repayments of $25.6 million, maturities of $5.5 million and sales of $1.6 million in 2017. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents decreased from $45.9 million at December 31, 2016 to $25.9 million at December 31, 2017. The decrease is due primarily to cash equivalents being invested in high quality loans and investment securities.

Foreclosed real estate decreased from $4.7 million at December 31, 2016 to $4.0 million at December 31, 2017. At December 31, 2017, foreclosed real estate includes $3.8 million acquired in the Peoples acquisition compared to $4.0 million at December 31, 2016. This amount includes the Contingent Assets identified in Note 2 in the accompanying Notes to Consolidated Financial Statements, valued at $3.5 million at December 31, 2017 and $3.7 million at December 31, 2016.

Total deposits decreased $88,000 from $664.7 million at December 31, 2016 to $664.6 million at December 31, 2017. During 2017, savings and noninterest-bearing demand deposit accounts increased $9.7 million and $8.5 million, respectively, while interest-bearing demand deposits, money market accounts and time deposits decreased $3.5 million, $3.3 million and $11.5 million, respectively. This continues a trend of decreasing certificate of deposit balances as some customers are unwilling to lock into long-term commitments while interest rates remain at their current low levels. Deposits attributable to the Peoples locations decreased from $225.1 million at December 31, 2016 to $217.0 million at December 31, 2017, primarily due to a $6.0 million decrease in time deposits.

Federal Home Loan Bank borrowings increased $10.0 million during 2017. New advances of $27.1 million were drawn during the year while principal payments on advances totaled $17.1 million during 2017.

Total stockholders’ equity attributable to the Company increased $5.2 million from $75.7 million at December 31, 2016 to $80.9 million at December 31, 2017. This increase is primarily the result of retained net income of $4.6 million and a net unrealized gain on available for sale securities of $217,000 due to changes in the yield curve and long-term rate forecasts. As of December 31, 2017, the Company had repurchased 97,435 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 425,969 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2017	2016
	(In thousands)

Commitments to originate new loans	$9,178	$15,203
Undisbursed portion of construction loans	25,020	19,037
Unfunded commitments to extend credit under existing commercial and personal lines of credit	82,456	71,078
Standby letters of credit	1,246	1,245

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$664,562	$631,664	$19,243	$13,655	$0
Advances from FHLB	10,000	10,000	0	0	0
Operating lease obligations	279	78	142	59	0
Total contractual obligations	$674,841	$641,742	$19,385	$13,714	$0

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2017, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $35.2 million and securities available for sale with a fair value of $271.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2017, the Bank had total commitments to extend credit of $117.9 million. See Note 17 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2017, the Bank had certificates of deposit scheduled to mature within one year of $40.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $1.9 million.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulations. As of December 31, 2017 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets ratios of 9.7%, 13.8%, 13.8% and 14.5%, respectively. See Note 19 in the accompanying Notes to Consolidated Financial Statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with U.S. GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of the financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2017 and 2016 financial information.

	At December 31, 2017		At December 31, 2016
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(160)	(0.62)%	$3,470	14.14%
200bp	(221)	(0.85)	1,485	6.05
100bp	(96)	(0.37)	736	3.00
Static	-	-	-	-
(100)bp	(584)	(2.25)	(1,130)	(4.61)

At December 31, 2017, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income by $584,000, or 2.25%, over a one year horizon compared to a flat interest rate scenario. Furthermore, a rate increase of 1.00%, 2.00% or 3.00% would cause net interest income to decrease by 0.37%, 0.85% and 0.62%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2017 and 2016 financial information.

	At December 31, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$105,691	$(2,354)	(2.18)%	15.11%	75	bp
200bp	107,347	(698)	(0.65)	14.98	62	bp
100bp	108,056	11	0.01	14.71	35	bp
Static	108,045	-	-	14.36	-	bp
(100)bp	103,675	(4,370)	(4.05)	13.44	(92	)bp

	At December 31, 2016
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$86,124	$(22,444)	(20.67)%	12.56%	(211	)bp
200bp	98,996	(9.572)	(8.82)	14.07	(60	)bp
100bp	107,561	(1,007)	(0.93)	14.91	24	bp
Static	108,568	-	-	14.67	-	bp
(100)bp	107,122	(1,446)	(1.33)	14.10	(57	)bp

The previous table indicates that at December 31, 2017, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates. Conversely, the Company would expect a decrease in its EVE in the event of a 100 basis point decrease or a 200 or 300 basis point increase in prevailing interest rates.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age	Position

M. Chris Frederick	50	Executive Vice President, Chief Financial Officer and Treasurer
Dennis L. Thomas	61	Senior Vice President- Lending
Jill Keinsley	50	Senior Vice President, Human Resources Director

_________________________

(1)	As of December 31, 2017.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017 and is incorporated herein by reference.

(a)	Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017 and is incorporated herein by reference.

(b)	Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017 and is incorporated herein by reference.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2017 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:

(a)(2)	Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
10.1	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)

10.2	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)

10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (3)

10.4	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (4)

10.4	*First Capital, Inc. 2009 Equity Incentive Plan (5)
10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)

10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)

10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)
23.0	Consent of Monroe Shine and Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2014.
(4)	Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2012.
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in the Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2017, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control Integrated Framework (2013) issued by COSO.

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated March 12, 2018 on the Company’s internal control over financial reporting.

/s/ William W. Harrod	/s/ Michael C. Frederick
William W. Harrod	Michael C. Frederick
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and Treasurer

March 12, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

March 12, 2018

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In thousands, except share and per share data)	2017	2016
ASSETS
Cash and due from banks	$19,478	$18,837
Interest-bearing deposits with banks	730	1,939
Federal funds sold	5,707	25,133
Total cash and cash equivalents	25,915	45,909

Interest-bearing time deposits	9,258	14,735
Securities available for sale, at fair value	271,172	255,770
Securities-held to maturity	1	2
Loans, net	409,618	381,154
Loans held for sale	2,630	4,507
Federal Home Loan Bank and other stock, at cost	1,979	1,650
Foreclosed real estate	3,971	4,674
Premises and equipment	15,031	14,841
Accrued interest receivable	2,694	2,363
Cash value of life insurance	7,279	7,082
Goodwill	6,472	6,472
Core deposit intangible	1,112	1,259
Other assets	1,824	3,240

Total Assets	$758,956	$743,658

LIABILITIES
Deposits:
Noninterest-bearing	$129,828	$121,304
Interest-bearing	534,734	543,346
Total deposits	664,562	664,650

Advances from Federal Home Loan Bank	10,000	-
Accrued interest payable	107	133
Accrued expenses and other liabilities	3,237	3,033
Total liabilities	677,906	667,816

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,762,933 shares; outstanding 3,336,964 shares (3,337,552 shares in 2016)	38	38
Additional paid-in capital	39,515	39,515
Retained earnings-substantially restricted	51,972	47,051
Unearned stock compensation	(212)	(300)
Accumulated other comprehensive loss	(2,060)	(2,277)
Less treasury stock, at cost - 425,969 shares (425,381 shares in 2016)	(8,315)	(8,297)
Total First Capital, Inc. stockholders' equity	80,938	75,730

Noncontrolling interest in subsidiary	112	112
Total equity	81,050	75,842

Total Liabilities and Equity	$758,956	$743,658

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except per share data)	2017	2016	2015
INTEREST INCOME
Loans, including fees	$20,700	$20,078	$16,213
Securities:
Taxable	3,835	3,264	1,203
Tax-exempt	1,437	1,163	995
Dividends	78	67	107
Other interest income	372	522	195
Total interest income	26,422	25,094	18,713

INTEREST EXPENSE
Deposits	1,374	1,763	1,000
Advances from Federal Home Loan Bank	18	-	2
Other borrowings	-	-	2
Total interest expense	1,392	1,763	1,004

Net interest income	25,030	23,331	17,709

Provision for loan losses	915	645	50
Net interest income after provision for loan losses	24,115	22,686	17,659

NONINTEREST INCOME
Service charges and fees on deposit accounts	4,427	3,961	3,440
Commission and fee income	416	384	414
Gain on sale of securities	54	176	-
Gain on sale of loans	1,385	1,179	843
Mortgage brokerage fee income	-	-	63
Increase in cash value of life insurance	197	184	135
Other income	219	285	229
Total noninterest income	6,698	6,169	5,124

NONINTEREST EXPENSE
Compensation and benefits	11,215	10,498	7,921
Occupancy and equipment	1,543	1,640	1,287
Data processing	2,727	2,441	1,733
Professional fees	675	830	628
Acquisition expense	-	-	1,002
Advertising	334	313	317
Net loss on foreclosed real estate	316	144	162
Other expenses	3,448	3,589	2,558
Total noninterest expense	20,258	19,455	15,608

Income before income taxes	10,555	9,400	7,175
Income tax expense	3,103	2,523	1,964

Net Income	7,452	6,877	5,211

Less net income attributable to the noncontrolling interest in subsidiary	13	13	13

Net Income Attributable to First Capital, Inc.	$7,439	$6,864	$5,198

Earnings per common share attributable to First Capital, Inc.:
Basic	$2.24	$2.05	$1.87
Diluted	$2.23	$2.05	$1.87

Dividends per share on common shares	$0.86	$0.84	$0.84

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)	2017	2016	2015

Net Income	$7,452	$6,877	$5,211

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	913	(4,354)	(476)
Income tax (expense) benefit	(308)	1,696	173
Net of tax amount	605	(2,658)	(303)

Less: reclassification adjustment for realized gains included in net income	(54)	(176)	-
Income tax expense	18	60	-
Net of tax amount	(36)	(116)	-

Other Comprehensive Income (Loss), net of tax	569	(2,774)	(303)

Total Comprehensive Income	8,021	4,103	4,908

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income Attributable to First Capital, Inc.	$8,008	$4,090	$4,895

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total
Balances at January 1, 2015	$32	$24,313	$40,229	$800	$-	$(8,253)	$112	$57,233
Net income	-	-	5,198	-	-	-	13	5,211
Other comprehensive loss	-	-	-	(303)	-	-	-	(303)
Cash dividends	-	-	(2,436)	-	-	-	(13)	(2,449)
Restricted stock grants, net of forfeitures	-	453	-	-	(453)	-	-	-
Stock compensation expense	-	-	-	-	71	-	-	71
Purchase of 416 treasury shares	-	-	-	-	-	(10)	-	(10)
Issuance of common stock in acquisition - 580,017 shares	6	14,749	-	-	-	-	-	14,755
Balances at December 31, 2015	38	39,515	42,991	497	(382)	(8,263)	112	74,508
Net income	-	-	6,864	-	-	-	13	6,877
Other comprehensive loss	-	-	-	(2,774)	-	-	-	(2,774)
Cash dividends	-	-	(2,804)	-	-	-	(13)	(2,817)
Stock compensation expense	-	-	-	-	82	-	-	82
Purchase of 1,051 treasury shares	-	-	-	-	-	(34)	-	(34)
Balances at December 31, 2016	38	39,515	47,051	(2,277)	(300)	(8,297)	112	75,842
Net income	-	-	7,439	-	-	-	13	7,452
Other comprehensive income	-	-	-	569	-	-	-	569
Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	352	(352)	-	-	-	-
Cash dividends	-	-	(2,870)	-	-	-	(13)	(2,883)
Stock compensation expense	-	-	-	-	88	-	-	88
Purchase of 588 treasury shares	-	-	-	-	-	(18)	-	(18)
Balances at December 31, 2017	$38	$39,515	$51,972	$(2,060)	$(212)	$(8,315)	$112	$81,050

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,452	$6,877	$5,211
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	1,731	1,268	693
Depreciation and amortization expense	1,226	1,187	756
Deferred income taxes	348	220	672
Stock compensation expense	88	82	71
Increase in cash value of life insurance	(197)	(184)	(135)
Gain on life insurance	(18)	-	(110)
Gain on sale of securities	(54)	(176)	-
Provision for loan losses	915	645	50
Proceeds from sale of loans	66,674	51,343	31,442
Loans originated for sale	(63,412)	(51,590)	(32,073)
Gain on sale of loans	(1,385)	(1,179)	(843)
Net realized and unrealized loss on foreclosed real estate	260	50	115
Net (gain) loss on sale of premises and equipment	(1)	11	61
Net gain on sale of cost method equity investment	-	(145)	-
Decrease (increase) in accrued interest receivable	(331)	(119)	467
Decrease in accrued interest payable	(26)	(34)	(367)
Net change in other assets/liabilities	149	(16)	(4)
Net Cash Provided By Operating Activities	13,419	8,240	6,006

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time deposits	5,477	1,920	(3,405)
Purchase of securities available for sale	(48,890)	(184,752)	(34,028)
Proceeds from maturities of securities available for sale	5,515	85,806	17,430
Proceeds from sales of securities available for sale	1,644	4,583	45,444
Principal collected on mortgage-backed obligations	25,559	19,765	13,457
Net increase in loans receivable	(29,946)	(23,689)	(3,694)
Proceeds from redemption of Federal Home Loan Bank stock	-	-	1,886
Purchase of Federal Home Loan Bank stock	(329)	-	-
Proceeds from sale of foreclosed real estate	1,010	1,222	230
Purchase of premises and equipment	(1,269)	(1,992)	(1,105)
Proceeds from sale of premises and equipment	1	36	37
Proceeds from sale of cost method equity investment	-	856	-
Proceeds from settlement of bank-owned life insurance policies	804	-	-
Net cash and cash equivalents received in acquisition	-	-	18,710
Net Cash Provided By (Used In) Investing Activities	(40,424)	(96,245)	54,962

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(88)	27,473	15,457
Advances from Federal Home Loan Bank	27,100	-	15,500
Repayment of advances from Federal Home Loan Bank	(17,100)	-	(15,500)
Purchase of treasury stock	(18)	(34)	(10)
Dividends paid	(2,883)	(2,817)	(2,449)
Net Cash Provided By Financing Activities	7,011	24,622	12,998

Net Increase (Decrease) in Cash and Cash Equivalents	(19,994)	(63,383)	73,966
Cash and cash equivalents at beginning of year	45,909	109,292	35,326

Cash and Cash Equivalents at End of Year	$25,915	$45,909	$109,292

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the savings and loan holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is a federally-chartered savings bank which provides a variety of banking services to individuals and business customers through 18 locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and operates certain foreclosed real estate properties. FHB Risk Mitigation Services, Inc. (the “Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to ten other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with other banks with an original maturity of 90 days or less, money market funds and federal funds sold.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Company’s loan portfolio consists of single-family residential and commercial real estate loans in the Louisville, Kentucky metropolitan area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Use of Estimates – continued

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed real estate may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

The Company uses a disciplined process and methodology to evaluate the allowance for loan losses on at least a quarterly basis that is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the underlying discounted collateral value (or present value of estimated future cash flows) of the impaired loan is lower than the carrying value of that loan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years. The Company’s historical loss experience is then adjusted by an overall loss factor weighting adjustment based on a qualitative analysis prepared by management and reviewed on a quarterly basis. The overall loss factor considers changes in underwriting standards, economic conditions, changes and trends in past due and classified loans and other internal and external factors.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 5 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2017 and 2016.

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

Construction loans primarily consist of loans secured by single-family residential properties, multi-family properties and commercial projects, and include both owner-occupied and speculative investment properties. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower’s ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended December 31, 2017 and 2016.

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.

During 2017 and 2016, the Company recognized $15,000 and $10,000 in partial charge-offs, respectively. At December 31, 2017, the Company had seven loans with an aggregate recorded investment of $612,000 and an aggregate unpaid principal balance of $867,000 on which partial charge-offs of $180,000 had been recorded. At December 31, 2016, the Company had eight loans with an aggregate recorded investment of $390,000 and an aggregate unpaid principal balance of $869,000 on which partial charge-offs of $345,000 had been recorded.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2017, the Bank had commitments to originate $736,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

The Company sells financial assets in the normal course of business, the majority of which are related to residential mortgage loan sales through established programs and commercial loan sales through participation agreements. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company's continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.

Foreclosed Real Estate

Foreclosed real estate includes formally foreclosed property held for sale. At the time of foreclosure, foreclosed real estate is recorded at fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in net loss on foreclosed real estate.

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

Goodwill and Other Intangibles

Goodwill recognized in a business combination represents the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for possible impairment at least annually or more frequently upon the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in earnings equal to that excess amount. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

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

Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss (“AOCI”) are included in the net gain on sale of securities line item in the consolidated statements of income.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team consisting of members of senior management that meets on a periodic basis and is currently evaluating software solutions, data requirements and loss methodologies.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. The update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the update requires the premium to be amortized to the earliest call date. The update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently assessing the impact the guidance will have upon adoption, but the adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance in Topic 740, Income Taxes, requires that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. As a result, the tax effect of items within AOCI do not reflect the appropriate tax rate, referred to as “stranded tax effects”. The update was issued to allow a reclassification from AOCI to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017. The update requires that an entity disclose a description of the accounting policy for releasing income tax effects from AOCI. An entity that elects to reclassify the income tax effects of the TCJA from AOCI to retained earnings must disclose in the period of adoption a statement that an election was made and a description of other income tax effects related to the application of the TCJA that are reclassified from AOCI to retained earnings, if any. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for public entities for periods for which financial statements have not yet been issued. The Company adopted the amendments in this update as of December 31, 2017 and reclassified $352,000 from AOCI to retained earnings during 2017.

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

As part of the merger, the Company acquired foreclosed real estate with an estimated fair value of $3.75 million (the “Contingent Assets”). Under the terms of the Merger Agreement, if the Company sells the Contingent Assets within 24 months after the effective date of the merger or has entered into a written contract for the sale of the Contingent Assets which are then sold within 60 days after the expiration of that 24-month period, the Company will distribute additional cash consideration of 50% of the sale proceeds in excess of $3.75 million on a pro rata basis to the former shareholders of Peoples. At December 31, 2017, there was no written contract for the sale of the Contingent Assets and no contingent consideration is anticipated.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)          RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank. These funds are unavailable for investment but the reserve balances maintained with the Federal Reserve Bank are interest-earning. The average amount of those reserve balances for the years ended December 31, 2017, 2016 and 2015 was approximately $1.7 million, $1.5 million and $886,000, respectively.

(4)          INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2017 and 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2017:
Securities available for sale:
Agency mortgage-backed securities	$114,902	$-	$2,253	$112,649
Agency CMO	15,660	1	338	15,323
Other debt securities:
Agency notes and bonds	70,013	-	985	69,028
Municipal obligations	73,303	1,274	405	74,172

Total securities available for sale	$273,878	$1,275	$3,981	$271,172

Securities held to maturity:
Agency mortgage-backed securities	$1	$-	$-	$1

Total securities held to maturity	$1	$-	$-	$1

December 31, 2016:
Securities available for sale:
Agency mortgage-backed securities	$110,493	$93	$2,349	$108,237
Agency CMO	16,293	23	288	16,028
Other debt securities:
Agency notes and bonds	69,407	14	759	68,662
Municipal obligations	63,189	783	1,129	62,843

Total securities available for sale	$259,382	$913	$4,525	$255,770

Securities held to maturity:
Agency mortgage-backed securities	$2	$-	$-	$2

Total securities held to maturity	$2	$-	$-	$2

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The amortized cost and fair value of debt securities as of December 31, 2017, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$2,642	$2,636	$-	$-
Due after one year through five years	77,309	76,343	-	-
Due after five years through ten years	29,553	29,611	-	-
Due after ten years	33,812	34,610	-	-
	143,316	143,200	-	-
Mortgage-backed securities and CMO	130,562	127,972	1	1

	$273,878	$271,172	$1	$1

At December 31, 2017, certain securities available for sale with an amortized cost of $47.7 million and fair value of $47.6 million were pledged to secure public fund deposits.

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows. At December 31, 2017 and 2016, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

December 31, 2017:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	37	$37,570	$400
Agency CMO	6	3,036	38
Agency notes and bonds	4	11,119	69
Municipal obligations	20	10,955	83

Total less than twelve months	67	62,680	590

Continuous loss position more than twelve months:
Agency mortgage-backed securities	60	74,960	1,853
Agency CMO	18	11,801	300
Agency notes and bonds	19	57,909	916
Municipal obligations	29	14,667	322

Total more than twelve months	126	159,337	3,391

Total securities available for sale	193	$222,017	$3,981

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(4 - continued)

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

December 31, 2016:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	78	$101,838	$2,336
Agency CMO	13	11,767	239
Agency notes and bonds	20	59,126	759
Municipal obligations	54	28,414	1,129

Total less than twelve months	165	201,145	4,463

Continuous loss position more than twelve months:
Agency mortgage-backed securities	1	531	13
Agency CMO	5	2,502	49

Total more than twelve months	6	3,033	62

Total securities available for sale	171	$204,178	$4,525

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

At December 31, 2017, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 1.8% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2017, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2017, the Company realized gross gains of $61,000 and gross losses of $7,000 on the sale of available for sale securities. During the year ended December 31, 2016, the Company realized gross gains of $176,000 and gross losses of $0 on the sale of available for sale securities. During the year ended December 31, 2015, the Company realized no gains or losses on the sale of securities. Securities acquired from Peoples with a fair value of $45.4 million were sold within a short period of time following the merger, resulting in no gain or loss for financial reporting purposes.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)       LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2017 and 2016 consisted of the following:

(In thousands)	2017	2016

Real estate mortgage loans:
Residential	$136,399	$137,842
Land	18,198	13,895
Residential construction	28,854	29,561
Commercial real estate	100,133	96,462
Commercial real estate construction	17,161	8,921
Commercial business loans	34,114	24,056
Consumer loans:
Home equity and second mortgage loans	49,802	42,908
Automobile loans	38,361	34,279
Loans secured by deposits	1,751	1,879
Unsecured loans	3,744	3,912
Other consumer loans	8,714	9,025
Gross loans	437,231	402,740
Less undisbursed portion of loans in process	(25,020)	(19,037)

Principal loan balance	412,211	383,703

Deferred loan origination fees and costs, net	1,041	837
Allowance for loan losses	(3,634)	(3,386)

Loans, net	$409,618	$381,154

At December 31, 2017 and 2016, the net unaccreted discount on loans acquired from Peoples, excluding PCI loans, was $87,000 and $137,000, respectively.

At December 31, 2017 and 2016, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $3.2 million and $3.7 million, respectively.

Mortgage loans serviced for the benefit of others amounted to $117,000 and $126,000 at December 31, 2017 and 2016, respectively.

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties). In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated persons and does not involve more than normal risk of collectability or present other unfavorable features.

The following table represents the aggregate activity for related party loans during the years ended December 31, 2017 and 2016. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2017	2016

Beginning balance	$7,844	$8,175
Adjustments due to officer and director changes	(93)	(900)
New loans	1,303	2,897
Payments	(1,415)	(2,328)

Ending balance	$7,639	$7,844

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2017 and 2016 were $2.8 million and $2.4 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2017 and 2016:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2017:
Principal loan balance	$136,399	$18,198	$20,995	$100,133	$34,114	$49,802	$52,570	$412,211

Accrued interest receivable	474	94	49	249	87	189	223	1,365

Net deferred loan origination fees and costs	87	17	(10)	(42)	2	987	-	1,041

Recorded investment in loans	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

December 31, 2016:
Principal loan balance	$137,842	$13,895	$19,445	$96,462	$24,056	$42,908	$49,095	$383,703

Accrued interest receivable	455	42	44	249	67	141	226	1,224

Net deferred loan origination fees and costs	80	14	-	(42)	3	782	-	837

Recorded investment in loans	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:

Beginning balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386
Provisions	(120)	77	165	(124)	226	28	663	915
Charge-offs	(74)	-	-	(3)	(140)	(6)	(713)	(936)
Recoveries	33	-	-	79	7	5	145	269

Ending balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$35	$-	$-	$-	$4	$13	$-	$52
Collectively evaluated for impairment	182	133	245	1,622	287	697	414	3,580
Acquired with deteriorated credit quality	2	-	-	-	-	-	-	2

Ending balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634

Recorded Investment in Loans:

Individually evaluated for impairment	$2,907	$-	$-	$401	$42	$73	$-	$3,423
Collectively evaluated for impairment	133,703	18,309	21,034	99,891	34,161	50,905	52,793	410,796
Acquired with deteriorated credit quality	350	-	-	48	-	-	-	398

Ending balance	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:

Beginning balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415
Provisions	(87)	(92)	33	157	187	79	368	645
Charge-offs	(118)	(9)	-	(82)	(264)	(36)	(409)	(918)
Recoveries	58	-	-	54	14	14	104	244

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$23	$-	$-	$-	$43	$13	$6	$85
Collectively evaluated for impairment	357	56	80	1,670	155	670	313	3,301
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

Recorded Investment in Loans:

Individually evaluated for impairment	$2,083	$-	$-	$1,217	$143	$244	$20	$3,707
Collectively evaluated for impairment	135,904	13,951	19,489	95,212	23,983	43,587	49,301	381,427
Acquired with deteriorated credit quality	390	-	-	240	-	-	-	630

Ending balance	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

An analysis of the allowance for loan losses for the year ended December 31, 2015 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:

Beginning balance	$609	$201	$60	$1,501	$1,480	$720	$275	$4,846
Provisions	35	(44)	(13)	6	(23)	(49)	138	50
Charge-offs	(128)	-	-	-	(1,205)	(78)	(268)	(1,679)
Recoveries	11	-	-	34	9	33	111	198

Ending balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

At December 31, 2017 and 2016, management applied specific qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the historical loss factors by 0.33% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $2.1 million and $1.8 million, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2017 and 2016.

At December 31, 2017 and 2016, for each loan portfolio segment management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors:

•	Underwriting Standards – Management reviews the findings of periodic internal audit loan reviews, independent outsourced loan reviews and loan reviews performed by the banking regulators to evaluate the risk associated with changes in underwriting standards. At December 31, 2017 and 2016, management assessed the risk associated with this component as neutral, requiring no adjustment to the historical loss factors.

•	Economic Conditions – Management analyzes trends in housing and unemployment data in the Louisville, Kentucky metropolitan area, the Company’s primary market area, to evaluate the risk associated with economic conditions. Due to a decrease in new home construction and an increase in unemployment in the Company’s primary market area, management assigned a risk factor of 1.20 for this component at December 31, 2017 and 2016.

•	Past Due Loans – Management analyzes trends in past due loans for the Company to evaluate the risk associated with delinquent loans. In general, past due loan ratios have remained at elevated levels compared to historical amounts since 2007, and management assigned a risk factor of 1.20 for this component at December 31, 2017 and 2016.

•	Other Internal and External Factors – This component includes management’s consideration of other qualitative factors such as loan portfolio composition. The Company has focused on the origination of commercial business and real estate loans in an effort to convert the Company’s balance sheet from that of a traditional thrift institution to a commercial bank. In addition, the Company has increased its investment in mortgage loans in which it does not hold a first lien position. Commercial loans and second mortgage loans generally entail greater credit risk than residential mortgage loans secured by a first lien. As a result of changes in the loan portfolio composition and other factors, management has maintained the elevated risk factor of 1.30 for this component at December 31, 2017 and 2016.

Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at December 31, 2017 and 2016. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $536,000 and $501,000 at December 31, 2017 and 2016, respectively.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $506,000 and $559,000 at December 31, 2017 and 2016, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2017.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,695	$2,948	$-	$2,437	$28
Land	-	-	-	-	2
Construction	-	-	-	-	-
Commercial real estate	401	535	-	686	16
Commercial business	12	12	-	57	1
Home equity and second mortgage	60	68	-	194	1
Other consumer	-	-	-	4	-

	$3,168	$3,563	$-	$3,378	$48

Loans with an allowance recorded:
Residential real estate	$212	$218	$35	$140	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	30	30	4	40	-
Home equity and second mortgage	13	13	13	20	-
Other consumer	-	-	-	14	-

	$255	$261	$52	$214	$-

Total:
Residential real estate	$2,907	$3,166	$35	$2,577	$28
Land	-	-	-	-	2
Construction	-	-	-	-	-
Commercial real estate	401	535	-	686	16
Commercial business	42	42	4	97	1
Home equity and second mortgage	73	81	13	214	1
Other consumer	-	-	-	18	-

	$3,423	$3,824	$52	$3,592	$48

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2016.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,871	$2,223	$-	$1,904	$26
Land	-	-	-	5	-
Construction	-	-	-	-	3
Commercial real estate	1,217	1,540	-	2,959	60
Commercial business	75	81	-	66	-
Home equity and second mortgage	231	237	-	88	2
Other consumer	-	-	-	4	1

	$3,394	$4,081	$-	$5,026	$92

Loans with an allowance recorded:
Residential real estate	$212	$217	$23	$148	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	99	-
Commercial business	68	68	43	54	-
Home equity and second mortgage	13	14	13	27	-
Other consumer	20	20	6	22	-

	$313	$319	$85	$350	$-

Total:
Residential real estate	$2,083	$2,440	$23	$2,052	$26
Land	-	-	-	5	-
Construction	-	-	-	-	3
Commercial real estate	1,217	1,540	-	3,058	60
Commercial business	143	149	43	120	-
Home equity and second mortgage	244	251	13	115	2
Other consumer	20	20	6	26	1

	$3,707	$4,400	$85	$5,376	$92

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2015. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2015.

	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,356	$19
Land	20	-
Construction	-	-
Commercial real estate	2,092	76
Commercial business	19	-
Home equity and second mortgage	64	2
Other consumer	-	-

	$3,551	$97

Loans with an allowance recorded:
Residential real estate	$190	$-
Land	-	-
Construction	-	-
Commercial real estate	78	-
Commercial business	355	-
Home equity and second mortgage	80	-
Other consumer	-	-

	$703	$-

Total:
Residential real estate	$1,546	$19
Land	20	-
Construction	-	-
Commercial real estate	2,170	76
Commercial business	374	-
Home equity and second mortgage	144	2
Other consumer	-	-

	$4,254	$97

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$2,298	$109	$2,407	$1,634	$55	$1,689
Land	-	95	95	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	139	-	139	924	-	924
Commercial business	42	59	101	142	-	142
Home equity and second mortgage	57	-	57	226	-	226
Other consumer	-	28	28	20	23	43

Total	$2,536	$291	$2,827	$2,946	$78	$3,024

The following table presents the aging of the recorded investment in loans at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$2,612	$338	$1,255	$4,205	$132,405	$350	$136,960
Land	186	-	95	281	18,028	-	18,309
Construction	-	-	-	-	21,034	-	21,034
Commercial real estate	379	-	139	518	99,774	48	100,340
Commercial business	46	49	102	197	34,006	-	34,203
Home equity and second mortgage	468	27	13	508	50,470	-	50,978
Other consumer	420	37	28	485	52,308	-	52,793

Total	$4,111	$451	$1,632	$6,194	$408,025	$398	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table presents the aging of the recorded investment in loans at December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential real estate	$2,444	$707	$1,021	$4,172	$133,815	$390	$138,377
Land	-	52	-	52	13,899	-	13,951
Construction	-	-	-	-	19,489	-	19,489
Commercial real estate	-	-	27	27	96,402	240	96,669
Commercial business	155	-	83	238	23,888	-	24,126
Home equity and second mortgage	352	-	13	365	43,466	-	43,831
Other consumer	319	66	43	428	48,893	-	49,321

Total	$3,270	$825	$1,187	$5,282	$379,852	$630	$385,764

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2017:
Pass	$133,618	$18,003	$20,173	$97,219	$33,245	$50,919	$52,629	$405,806
Special mention	348	157	861	1,362	734	-	161	3,623
Substandard	684	149	-	1,620	182	2	3	2,640
Doubtful	2,310	-	-	139	42	57	-	2,548
Loss	-	-	-	-	-	-	-	-

Total	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

December 31, 2016:
Pass	$135,328	$13,795	$19,489	$87,782	$23,246	$43,601	$49,256	$372,497
Special mention	403	86	-	1,892	661	-	45	3,087
Substandard	721	70	-	5,991	77	4	-	6,863
Doubtful	1,925	-	-	1,004	142	226	20	3,317
Loss	-	-	-	-	-	-	-	-

Total	$138,377	$13,951	$19,489	$96,669	$24,126	$43,831	$49,321	$385,764

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)

Residential real estate	$487	$106	$593	$-	$433	$229	$662	$-
Commercial real estate	356	-	356	-	291	168	459	-
Home equity and second mortgage	15	-	15	-	18	-	18	-

Total	$858	$106	$964	$-	$742	$397	$1,139	$-

At December 31, 2017 and 2016, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured one residential real estate loan in a TDR during the year ended December 31, 2017, with a pre-modification and post-modification outstanding balance of $65,000. There were no TDRs that were restructured during the years ended December 31, 2016 and 2015. For the TDR restructured during 2017, the terms of modification included the deferral of contractual principal payments. There were no principal charge-offs recorded as a result of TDRs during the years ended December 31, 2017, 2016 and 2015.

The Company had payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified within the previous 12 months on two TDRs to the same borrower totaling $187,000 during the year ended December 31, 2015. There were no such defaults during the years ended December 31, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2017, 2016 and 2015.

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

The following table presents the carrying amount of PCI loans accounted for under FASB ASC 310-30 at December 31, 2017 and 2016:

(In thousands)	2017	2016

Residential real estate	$350	$390
Commercial real estate	48	240
Carrying amount	398	630
Allowance for loan losses	2	-

	$396	$630

The outstanding balance of PCI loans accounted for under FASB ASC 310-30, including contractual principal, interest, fees and penalties was $625,000 and $754,000 at December 31, 2017 and 2016, respectively.

The allowance for loan losses related to PCI loans was $2,000 at December 31, 2017. There was no allowance for loan losses related to PCI loans at December 31, 2016. Provisions for loan losses related to PCI loans were $2,000 for the year ended December 31, 2017. There were no losses recognized or reductions of the allowance for loan losses on PCI loans for the years ended December 31, 2016 and 2015.

Accretable yield, or income expected to be collected, is as follows for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Beginning balance	$252	$319	$-
New loans acquired	-	-	331
Accretion to income	(55)	(75)	(12)
Disposals of loans	(21)	(93)	-
Reclassification (to) from nonaccretable difference	294	101	-

Ending balance	$470	$252	$319

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)          PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2017 and 2016 consisted of the following:

(In thousands)	2017	2016

Land and land improvements	$5,297	$5,297
Leasehold improvements	134	134
Office buildings	13,849	13,136
Furniture, fixtures and equipment	5,973	5,723
	25,253	24,290
Less accumulated depreciation	10,222	9,449

Totals	$15,031	$14,841

Depreciation expense was $1.1 million, $1.0 million and $744,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(7)          FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Beginning balance	$4,674	$4,890	$78
Obtained in acquisition	-	-	4,349
Transfers from loans to foreclosed real estate	555	1,307	809
Direct write-downs	(263)	(80)	(100)
Sales	(1,023)	(1,504)	(245)
Capitalized expenses and other adjustments	28	61	(1)

Ending balance	$3,971	$4,674	$4,890

Net loss on foreclosed real estate was as follows for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015

Net (gain) loss on sales	$(3)	$(30)	$15
Direct write-downs	263	80	100
Operating expenses, net of income	56	94	47

	$316	$144	$162

At December 31, 2017 and 2016, the balance of foreclosed real estate includes $443,000 and $226,000, respectively, of residential real estate properties where physical possession has been obtained. At December 31, 2017 and 2016, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $588,000 and $793,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)          GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2017, 2016 or 2015.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000, $147,000 and $12,000 for 2017, 2016 and 2015, respectively.

Core deposit intangibles subject to amortization as of December 31, 2017 and 2016 consisted of the following:

(In thousands)	2017	2016

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	306	159

	$1,112	$1,259

Estimated amortization expense for the core deposit intangible for each of the ensuing five years and in the aggregate is as follows:

Years ending December 31:	(In thousands)

2018	$147
2019	147
2020	147
2021	147
2022	147
2023 and thereafter	377

Total	$1,112

(9)          DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $3.5 million and $3.6 million at December 31, 2017 and 2016, respectively.

At December 31, 2017, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2018	$40,621
2019	12,382
2020	6,861
2021	8,799
2022 and thereafter	4,856

Total	$73,519

The Bank held deposits of approximately $9.2 million and $11.9 million for related parties at December 31, 2017 and 2016, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10)        LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through The Bankers’ Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2017 and 2016, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2017 and 2016, the Bank had no outstanding borrowings under the line of credit.

(11)        ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2017, there were $10.0 million in outstanding advances from the FHLB maturing in June 2018 at a weighted average rate of 1.67%. There were no outstanding advances from the FHLB at December 31, 2016. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2017, the carrying value of residential mortgage loans pledged as security for advances was $66.5 million.

(12)        LEASE COMMITMENTS

During 2015, the Bank extended a noncancelable lease agreement for branch office space which expires in March 2020 with annual lease payments of $19,000. During September 2016, Heritage Hills signed a lease agreement for equipment which expires in October 2021 with annual lease payments of $59,000. At December 31, 2017, minimum lease payments under the leases were $78,000 for each year ending December 31, 2018 through 2019, $64,000 for the year ending December 31, 2020 and $59,000 for the year ending December 31, 2021, for an aggregate total of $279,000.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

Total rental expense for all operating leases was $98,000, $89,000 and $30,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(13)        INCOME TAXES

The TCJA enacted on December 22, 2017 reduced the Company’s federal corporate tax rate from 34% to 21% effective for tax years beginning after December 31, 2017. FASB ASC 740, Income Taxes, requires recognition of the effect of a change in tax law or rate in the period that includes the enactment date. As such, deferred tax assets and liabilities have been adjusted for the change in the federal corporate tax rate as of December 31, 2017. The resulting adjustments of deferred tax assets and liabilities was recognized as a component of income tax expense in the consolidated statement of net income for the year ended December 31, 2017, resulting in additional income tax expense of $290,000. In accordance with ASU No. 2018-02, the Bank elected to reclassify the income tax effect of the change in the federal corporate tax rate from AOCI to retained earnings as of December 31, 2017 in the amount of $352,000.

Shortly after the enactment of the TCJA, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the TCJA’s impact. In accordance with SAB 118, the Company has reflected the income tax effects of the TCJA in the financial statements based on reasonable estimates. Any changes to the provisional amounts will be reflected as an adjustment to income tax expense in the reporting period the amounts are determined. SAB 118 permits a measurement period of up to one year from the date of enactment and the Company expects any adjustments to be completed in 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13 - continued)

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	2017	2016	2015

Current	$2,755	$2,303	$1,292
Deferred	348	220	672

Totals	$3,103	$2,523	$1,964

The reconciliation of income tax expense for the years ended December 31, 2017, 2016 and 2015, with the amount which would have been provided at the federal statutory rate of 34% follows:

(In thousands)	2017	2016	2015

Provision at federal statutory tax rate	$3,589	$3,196	$2,440
State income tax-net of federal tax benefit	96	111	107
Change in state statutory tax rate	(5)	(4)	(4)
Revaluation of net deferred tax asset due to change
in federal income tax rate	290	-	-
Tax-exempt interest income	(507)	(416)	(405)
Bank-owned life insurance income	(73)	(62)	(83)
Captive insurance net premiums	(290)	(294)	(322)
Nondeductible acquisition expense	-	-	219
Other	3	(8)	12

Totals	$3,103	$2,523	$1,964

Effective tax rate	29.4%	26.8%	27.4%

Significant components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

(In thousands)	2017	2016

Deferred tax assets (liabilities):
Deferred compensation plans	$121	$200
Allowance for loan losses	743	876
Accrued expenses	-	45
Unrealized loss on securities available for sale	647	1,335
Restricted stock	11	16
Valuation allowance on foreclosed real estate	87	119
Interest on nonaccrual loans	220	265
Other	58	26
Deferred tax assets	1,887	2,882

Depreciation	(587)	(632)
Deferred loan fees and costs	(262)	(261)
FHLB stock dividends	(37)	(56)
Prepaid expenses	(201)	(295)
Acquisition purchase accounting adjustments	(184)	(334)
Other	(39)	(43)
Deferred tax liabilities	(1,310)	(1,621)

Net deferred tax asset	$577	$1,261

Tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13 - continued)

At December 31, 2017 and 2016, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2014 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2017 and 2016 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 and $309,000 at December 31, 2017 and 2016, respectively.

(14)        EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $478,000, $472,000 and $362,000 to the plan for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2017, 2016 and 2015 as all shares were allocated during 2008.

At December 31, 2017 and 2016, the ESOP trust held 53,181 and 54,196 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15)        DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and will be paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $332,000 and $365,000 at December 31, 2017 and 2016, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $19,000, $21,000 and $8,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2036. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $157,000 and $161,000 at December 31, 2017 and 2016, respectively. Deferred compensation expense for the director plan was $19,000 for each of the years ended December 31, 2017, 2016 and 2015.

(16)        STOCK-BASED COMPENSATION PLAN

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. At December 31, 2017, 204,000 shares of the Company’s common stock were available for issuance under the Plan.

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2017, no stock options had been granted under the Plan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16 - continued)

On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock generally vests over a five-year period. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the years ended December 31, 2017, 2016 and 2015 was $89,000, $82,000 and $71,000, respectively. A summary of the Company’s nonvested restricted shares activity as of December 31, 2017 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	14,000	$24.50
Granted	-	-
Vested	3,500	24.50
Forfeited	-	-

Nonvested at end of year	10,500	$24.50

The total fair value of restricted shares that vested during the year ended December 31, 2017 was $109,000. There were no restricted shares vested during the years ended December 31, 2016 and 2015. At December 31, 2017, unrecognized compensation expense related to nonvested restricted shares was $212,000. The compensation expense is expected to be recognized over the remaining vesting period of 2.5 years.

On February 20, 2018, the Company granted 20,000 restricted stock shares to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000, which will vest over a five-year period.

(17)        COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are no reflected in the consolidated financial statements. These include commitments to extend credit and standby letters of credit, which are some of the instruments used by the Company to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following is a summary of the commitments at December 31, 2017 and 2016:

(In thousands)	2017	2016

Loan commitments:
Fixed rate	$933	$4,542
Adjustable rate	8,245	10,661

Standby letters of credit	1,246	1,245
Unused lines of credit on credit cards	5,660	5,463
Undisbursed commercial and personal lines of credit	32,302	32,125
Undisbursed portion of construction loans in process	25,020	19,037
Undisbursed portion of home equity lines of credit	44,494	33,490

	$117,900	$106,563

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(17 - continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Certain commitments have fixed expiration dates, or other termination clauses, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; accounts receivable; inventory; property and equipment; personal residences; income-producing commercial properties and land under development. Personal guarantees are also obtained to provide added security for certain commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to guarantee the installation of real property improvements and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral and obtains personal guarantees supporting those commitments for which collateral or other security is deemed necessary

(18)        DIVIDEND RESTRICTION

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.25% for 2017 and 0.625% for 2016. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2017 and 2016.

As of December 31, 2017, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

	Actual		Minimum for Capital Adequacy Purposes with Capital Conservation Buffer:		Minimum to be Well Capitalized under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017:

Total capital (to risk weighted assets)	$75,704	14.49%	$48,314	9.25%	$52,231	10.00%

Tier 1 capital (to risk weighted assets)	$72,070	13.80%	$37,868	7.25%	$41,785	8.00%

Common equity Tier 1 capital (to risk weighted assets)	$72,070	13.80%	$30,033	5.75%	$33,950	6.50%

Tier 1 capital (to average assets)	$72,070	9.67%	$29,812	4.00%	$37,266	5.00%

As of December 31, 2016:

Total capital (to risk weighted assets)	$71,832	14.98%	$41,354	8.625%	$47,946	10.00%

Tier 1 capital (to risk weighted assets)	$68,446	14.28%	$31,764	6.625%	$38,357	8.00%

Common equity Tier 1 capital (to risk weighted assets)	$68,446	14.28%	$24,572	5.125%	$31,165	6.50%

Tier 1 capital (to average assets)	$68,446	9.30%	$29,447	4.000%	$36,809	5.00%

On September 20, 2017, the Bank filed applications with the Indiana Department of Financial Institutions (“IDFI”) and the FDIC to convert from a federal savings association into an Indiana chartered commercial bank (the “Conversion”). The Conversion is subject to the approval of both the IDFI and FDIC and if approved, the IDFI will become the Bank’s primary regulator and the FDIC will become the Bank’s primary federal regulator.

Additionally, in connection with the Conversion, the Company filed an application with the Federal Reserve Bank of St. Louis to change from a savings and loan holding company to a financial holding company if the Conversion is approved by the Bank’s regulators. The Company has received the approval of the Federal Reserve Bank of St. Louis, subject to the Bank receiving the approval of the IDFI and FDIC.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)        FAIR VALUE MEASUREMENTS

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2017. The Company had no liabilities measured at fair value as of December 31, 2017.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017:

Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$112,649	$-	$112,649
Agency CMO	-	15,323	-	15,323
Agency notes and bonds	-	69,028	-	69,028
Municipal obligations	-	74,172	-	74,172
Total securities available for sale	$-	$271,172	$-	$271,172

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,872	$2,872
Commercial real estate	-	-	401	401
Commercial business	-	-	38	38
Home equity and second mortgage	-	-	60	60
Total impaired loans	$-	$-	$3,371	$3,371

Loans held for sale	$-	$2,630	$-	$2,630

Foreclosed real estate:
Residential real estate	$-	$-	$443	$443
Commercial real estate	-	-	3,528	3,528
Total foreclosed real estate	$-	$-	$3,971	$3,971

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2016. The Company had no liabilities measured at fair value as of December 31, 2016.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016:

Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$108,237	$-	$108,237
Agency CMO	-	16,028	-	16,028
Agency notes and bonds	-	68,662	-	68,662
Municipal obligations	-	62,843	-	62,843
Total securities available for sale	$-	$255,770	$-	$255,770

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,060	$2,060
Commercial real estate	-	-	1,217	1,217
Commercial business	-	-	100	100
Home equity and second mortgage	-	-	231	231
Other consumer	-	-	14	14
Total impaired loans	$-	$-	$3,622	$3,622

Loans held for sale	$-	$4,507	$-	$4,507

Foreclosed real estate:
Residential real estate	$-	$-	$226	$226
Commercial real estate	-	-	4,448	4,448
Total foreclosed real estate	$-	$-	$4,674	$4,674

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For securities where quoted market prices, market prices of similar securities or prices from an independent third party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2017 and 2016, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 14% to 62%, with a weighted average discount of 39%. At December 31, 2016, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 33% to 65%, with a weighted average discount of 39%.

The Company recognized provisions for loan losses of $39,000, $158,000 and $154,000 for the years ended December 31, 2017, 2016 and 2015, respectively, for impaired loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy.

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

At December 31, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranging from 17% to 75%, with a weighted average of 45%. At December 31, 2016, the discount from appraised value ranged from 10% to 77%, with a weighted average of 38%.

The Company recognized charges of $263,000, $80,000 and $100,000 to write down foreclosed real estate to fair value for the years ended December 31, 2017, 2016 and 2015, respectively.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2017 and 2016. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2017 and 2016. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21)        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 22) in which the fair value measurements fall at December 31, 2017 and 2016:

			Fair Value Measurements Using
	Carrying	Fair
(In thousands)	Value	Value	Level 1	Level 2	Level 3

December 31, 2017:

Financial assets:
Cash and cash equivalents	$25,915	$25,915	$25,915	$-	$-
Interest-bearing time deposits	9,258	9,220	-	9,220	-
Securities available for sale	271,172	271,172-	271,172	-
Securities held to maturity	1	1	-	1	-
Loans held for sale	2,630	2,678	-	2,678	-
Loans, net	409,618	404,931	-	-	404,931
FHLB and other stock	1,979	N/A	N/A	N/A	N/A
Accrued interest receivable	2,694	2,694	-	2,694	-

Financial liabilities:
Deposits	664,562	663,006	-	-	663,006
FHLB advances	10,000	10,000	-	10,000	-
Accrued interest payable	107	107	-	107	-

December 31, 2016:

Financial assets:
Cash and cash equivalents	$45,909	$45,909	$45,909	$-	$-
Interest-bearing time deposits	14,735	14,786	-	14,786	-
Securities available for sale	255,770	255,770	-	255,770	-
Securities held to maturity	2	2	-	2	-
Loans held for sale	4,507	4,598	-	4,598	-
Loans, net	381,154	381,459	-	-	381,459
FHLB and other stock	1,650	N/A	N/A	N/A	N/A
Accrued interest receivable	2,363	2,363	-	2,363	-

Financial liabilities:
Deposits	664,650	663,806	-	-	663,806
Accrued interest payable	133	133	-	133	-

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents

For cash and short-term instruments, including cash and due from banks, interest-bearing deposits with banks with original maturities of 90 days or less, money market funds, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

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

Loans

The fair value of loans, excluding loans held for sale, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and terms. Impaired loans are valued at the lower of their carrying value or fair value, as previously described. The carrying amount of accrued interest receivable approximates its fair value.

The fair value of loans held for sale is estimated based on specific prices of underlying contracts for sales to investors, as previously described.

FHLB Stock

It is not practical to determine the fair value of FHLB and other restricted stock due to restrictions placed on transferability.

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

FHLB Advances

The fair value of FHLB advances is estimated by discounting the future cash flows at current interest rates for FHLB advances of similar maturities.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22)        PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)

	As of December 31,
	2017	2016
Assets:
Cash and cash equivalents	$1,850	$727
Other assets	234	243
Investment in subsidiaries	78,854	74,790

	$80,938	$75,760

Liabilities and Equity:
Accrued expenses	$-	$30
Stockholders' equity	80,938	75,730

	$80,938	$75,760

Statements of Income
(In thousands)

	Years Ended December 31,
	2017	2016	2015

Dividend income from subsidiaries	$4,175	$2,550	$18,200
Other income	4	152	9
Other operating expenses	(383)	(534)	(1,116)

Income before income taxes and equity in undistributed net income of subsidiaries	3,796	2,168	17,093

Income tax benefit	147	158	179

Income before equity in undistributed net income of subsidiaries	3,943	2,326	17,272
Equity in undistributed net income of subsidiaries	3,496	4,538	(12,074)

Net income	$7,439	$6,864	$5,198

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(22 - continued)

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$7,439	$6,864	$5,198
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,496)	(4,538)	12,074
Stock compensation expense	88	82	71
Gain on sale of cost method equity investment	-	(145)	-
Net change in other assets and liabilities	(20)	(15)	3
Net cash provided by operating activities	4,011	2,248	17,346

Investing Activities:
Proceeds from sale of cost method equity investment	-	856	-
Net cash paid in acquisition of Peoples	-	-	(14,748)
Net cash provided by (used in) investing activities	-	856	(14,748)

Financing Activities:
Purchase of treasury stock	(18)	(34)	(10)
Cash dividends paid	(2,870)	(2,804)	(2,436)
Net cash used in financing activities	(2,888)	(2,838)	(2,446)

Net increase in cash and cash equivalents	1,123	266	152

Cash and cash equivalents at beginning of year	727	461	309

Cash and cash equivalents at end of year	$1,850	$727	$461

(23)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2017	2016	2015

Cash payments for:
Interest	$1,466	$1,914	$978
Income taxes (net of refunds received)	3,010	1,054	1,040

Noncash investing activities:
Transfers from loans to foreclosed real estate	$555	$1,307	$809
Proceeds from sales of foreclosed real estate financed through loans	15	288	-

Noncash financing activity:
Issuance of common stock in Peoples acquisition	$-	$-	$14,755

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)        SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2017, 2016 and 2015.

(In thousands, except share and per share data)	Years Ended December 31,
	2017	2016	2015
Basic:

Net income attributable to First Capital, Inc.	$7,439	$6,864	$5,198

Shares:
Weighted average common shares outstanding	3,325,032	3,340,566	2,783,508

Net income per common share attributable to First Capital, Inc., basic	$2.24	$2.05	$1.87

Diluted:

Net income attributable to First Capital, Inc.	$7,439	$6,864	$5,198

Shares:
Weighted average common shares outstanding	3,325,032	3,340,566	2,783,508
Add: Dilutive effect of restricted stock	4,531	2,850	404

Weighted average common shares outstanding, as adjusted	3,329,563	3,343,416	2,783,912

Net income per common share attributable to First Capital, Inc., diluted	$2.23	$2.05	$1.87

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the years ended December 31, 2017, 2016 and 2015.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017	(In thousands, except per share data)

Interest income	$6,343	$6,578	$6,728	$6,773
Interest expense	359	346	343	344
Net interest income	5,984	6,232	6,385	6,429
Provision for loan losses	211	256	150	298
Net interest income after provision for loan losses	5,773	5,976	6,235	6,131
Noninterest income	1,453	1,856	1,748	1,641
Noninterest expenses	5,155	4,803	5,046	5,254
Income before income taxes	2,071	3,029	2,937	2,518
Income tax expense	515	835	825	928

Net income	1,556	2,194	2,112	1,590
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,553	$2,190	$2,109	$1,587

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.46	$0.66	$0.63	$0.49
Diluted	$0.46	$0.66	$0.63	$0.48

2016

Interest income	$6,346	$6,289	$6,215	$6,244
Interest expense	500	456	414	393
Net interest income	5,846	5,833	5,801	5,851
Provision for loan losses	75	150	200	220
Net interest income after provision for loan losses	5,771	5,683	5,601	5,631
Noninterest income	1,368	1,615	1,750	1,436
Noninterest expenses	4,990	4,844	4,924	4,697
Income before income taxes	2,149	2,454	2,427	2,370
Income tax expense	564	667	666	626

Net income	1,585	1,787	1,761	1,744
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,582	$1,783	$1,758	$1,741

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.47	$0.53	$0.53	$0.52
Diluted	$0.47	$0.53	$0.53	$0.52

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25 - continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015	(In thousands, except per share data)

Interest income	$4,496	$4,555	$4,553	$5,109
Interest expense	243	239	220	302
Net interest income	4,253	4,316	4,333	4,807
Provision for loan losses	-	50	-	-
Net interest income after provision for loan losses	4,253	4,266	4,333	4,807
Noninterest income	1,364	1,214	1,226	1,320
Noninterest expenses	3,679	3,761	3,651	4,517
Income before income taxes	1,938	1,719	1,908	1,610
Income tax expense	469	487	507	501

Net income	1,469	1,232	1,401	1,109
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,466	$1,228	$1,398	$1,106

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.53	$0.45	$0.51	$0.38
Diluted	$0.53	$0.45	$0.51	$0.38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 12, 2018	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive	March 12, 2018
William W. Harrod	Officer and Director
(principal executive officer)

/s/ Michael L. Shireman	Chairman	March 12, 2018
Michael L. Shireman

/s/ Michael C. Frederick	Executive Vice President, Chief	March 12, 2018
Michael C. Frederick	Financial Officer and Treasurer
(principal accounting and
financial officer)

/s/ Samuel E. Uhl	Director	March 12, 2018
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 12, 2018
Mark D. Shireman

/s/ Kenneth R. Saulman	Director	March 12, 2018
Kenneth R. Saulman

/s/ Kathryn W. Ernstberger	Director	March 12, 2018
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 12, 2018
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 12, 2018
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 12, 2018
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 12, 2018
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 12, 2018
Dana L. Huber