Form 10-Q
period 2018-03-31
FIRST CAPITAL INC
filed 2018-05-09
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,356,964 shares of common stock were outstanding as of April 27, 2018.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Cash and due from banks	$15,298	$19,478
Interest bearing deposits with banks	2,644	730
Federal funds sold	21,543	5,707
Total cash and cash equivalents	39,485	25,915

Interest-bearing time deposits	8,019	9,258
Securities available for sale, at fair value	264,843	271,172
Securities-held to maturity	-	1
Loans, net	407,279	409,618
Loans held for sale	2,141	2,630
Federal Home Loan Bank and other stock, at cost	1,979	1,979
Foreclosed real estate	3,809	3,971
Premises and equipment	14,806	15,031
Accrued interest receivable	2,650	2,694
Cash value of life insurance	8,322	7,279
Goodwill	6,472	6,472
Core deposit intangible	1,076	1,112
Other assets	6,443	1,824

Total Assets	$767,324	$758,956

LIABILITIES
Deposits:
Noninterest-bearing	$139,111	$129,828
Interest-bearing	542,460	534,734
Total deposits	681,571	664,562

Advances from Federal Home Loan Bank	-	10,000
Accrued interest payable	98	107
Accrued expenses and other liabilities	6,209	3,237
Total liabilities	687,878	677,906

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,782,933 shares (3,762,933 in 2017); outstanding 3,356,964 shares (3,336,964 in 2017)	38	38
Additional paid-in capital	40,263	39,515
Retained earnings-substantially restricted	53,333	51,972
Unearned stock compensation	(911)	(212)
Accumulated other comprehensive loss	(5,077)	(2,060)
Less treasury stock, at cost - 425,969 shares	(8,315)	(8,315)
Total First Capital, Inc. stockholders' equity	79,331	80,938

Noncontrolling interest in subsidiary	115	112
Total equity	79,446	81,050

Total Liabilities and Equity	$767,324	$758,956

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,301	$4,947
Securities:
Taxable	952	933
Tax-exempt	378	329
Dividends	33	17
Other interest income	100	117
Total interest income	6,764	6,343
INTEREST EXPENSE
Deposits	321	359
Advances from Federal Home Loan Bank	21	-
Total interest expense	342	359
Net interest income	6,422	5,984
Provision for loan losses	197	211
Net interest income after provision for loan losses	6,225	5,773
NONINTEREST INCOME
Service charges on deposit accounts	1,109	1,001
Commission and fee income	88	114
Gain on sale of securities available for sale.	1	-
Gain on sale of loans	240	257
Increase in cash value of life insurance	43	41
Other income	45	40
Total noninterest income	1,526	1,453
NONINTEREST EXPENSE
Compensation and benefits	2,894	2,720
Occupancy and equipment	413	381
Data processing	744	648
Professional fees	178	163
Advertising	85	100
Net loss on foreclosed real estate	121	311
Other expenses	819	832
Total noninterest expense	5,254	5,155
Income before income taxes	2,497	2,071
Income tax expense	361	515
Net Income	2,136	1,556
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$2,133	$1,553

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.64	$0.46
Diluted	$0.64	$0.46

Dividends per share on common shares	$0.23	$0.21

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Net Income	$2,136	$1,556

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(4,015)	753
Income tax (expense) benefit	999	(288)
Net of tax amount	(3,016)	465

Less:reclassification adjustment for realized gains included in net income	(1)	-
Income tax expense	-	-
Net of tax amount	(1)	-

Other Comprehensive Income (Loss), net of tax	(3,017)	465

Comprehensive Income (Loss)	(881)	2,021
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(884)	$2,018

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2017	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

Net income	-	-	1,553	-	-	-	3	1,556

Other comprehensive income	-	-	-	465	-	-	-	465

Cash dividends	-	-	(701)	-	-	-	-	(701)

Stock compensation expense	-	-	-	-	21	-	-	21

Balances at March 31, 2017	$38	$39,515	$47,903	$(1,812)	$(279)	$(8,297)	$115	$77,183

Balances at January 1, 2018	$38	$39,515	$51,972	$(2,060)	$(212)	$(8,315)	$112	$81,050

Net income	-	-	2,133	-	-	-	3	2,136

Other comprehensive loss	-	-	-	(3,017)	-	-	-	(3,017)

Cash dividends	-	-	(772)	-	-	-	-	(772)

Restricted stock grants	-	748	-	-	(748)	-	-	0

Stock compensation expense	-	-	-	-	49	-	-	49

Balances at March 31, 2018	$38	$40,263	$53,333	$(5,077)	$(911)	$(8,315)	$115	$79,446

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$2,136	$1,556
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	431	411
Depreciation and amortization expense	312	299
Deferred income taxes	(93)	67
Stock compensation expense	49	21
Increase in cash value of life insurance	(43)	(41)
Gain on sale of securities	(1)	-
Provision for loan losses	197	211
Proceeds from sales of loans	16,547	12,891
Loans originated for sale	(15,818)	(10,552)
Gain on sale of loans	(240)	(257)
Amortization of tax credit investment	82	-
Net realized and unrealized loss on foreclosed real estate	29	227
Decrease (increase) in accrued interest receivable	44	(74)
Decrease in accrued interest payable	(9)	(11)
Net change in other assets/liabilities	(265)	77
Net Cash Provided By Operating Activities	3,358	4,825

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	-	(245)
Proceeds from maturities and sales of interest-bearing time deposits	1,239	1,445
Purchase of securities available for sale	(6,326)	(22,815)
Proceeds from maturities of securities available for sale	520	850
Proceeds from sales of securities available for sale	1,458	-
Principal collected on mortgage-backed obligations	6,295	5,936
Investment in cash value of life insurance	(1,000)	-
Net (increase) decrease in loans receivable	2,176	(4,304)
Investment in tax credit entity	(436)	-
Proceeds from sale of foreclosed real estate	99	193
Purchase of premises and equipment	(50)	(371)
Net Cash Provided By (Used In) Investing Activities	3,975	(19,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,009	17,009
Repayment of advances from Federal Home Loan Bank	(10,000)	-
Dividends paid	(772)	(701)
Net Cash Provided By Financing Activities	6,237	16,308

Net Increase in Cash and Cash Equivalents	13,570	1,822
Cash and cash equivalents at beginning of period	25,915	45,835
Cash and Cash Equivalents at End of Period	$39,485	$47,657

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

On September 20, 2017, the Bank filed applications with the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert from a federal savings association into an Indiana chartered commercial bank (the “Conversion”). The Conversion has been approved by both the IDFI and FDIC. After the conversion, expected to be completed in June 2018, the IDFI will become the Bank’s primary regulator and the FDIC will become the Bank’s primary federal regulator. The Conversion is not expected to affect the Bank’s clients in any way and will not affect FDIC deposit insurance on eligible accounts.

Additionally, in connection with the Conversion, the Company filed an application with the Federal Reserve Bank of St. Louis to change from a savings and loan holding company to a financial holding company. The Company has received the approval of the Federal Reserve Bank of St. Louis, and this change is expected to happen simultaneously with the Conversion discussed above.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2018, and the results of operations for the three months ended March 31, 2018 and 2017 and the cash flows for the three months ended March 31, 2018 and 2017. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.       Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2018
Securities available for sale:
Agency mortgage-backed securities	$111,090	$-	$4,345	$106,745
Agency CMO	18,720	-	471	18,249
Other debt securities:
Agency notes and bonds	70,495	-	1,447	69,048
Municipal obligations	71,198	743	1,140	70,801

Total securities available for sale	$271,503	$743	$7,403	$264,843

December 31, 2017
Securities available for sale:
Agency mortgage-backed securities	$114,902	$-	$2,253	$112,649
Agency CMO	15,660	1	338	15,323
Other debt securities:
Agency notes and bonds	70,013	-	985	69,028
Municipal obligations	73,303	1,274	405	74,172

Total securities available for sale	$273,878	$1,275	$3,981	$271,172

Securities held to maturity:
Agency mortgage-backed securities	$1	$-	$-	$1

Total securities held to maturity	$1	$-	$-	$1

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

The amortized cost and fair value of debt securities as of March 31, 2018, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$15,335	$15,241
Due after one year through five years	64,630	63,251
Due after five years through ten years	32,072	31,459
Due after ten years	29,656	29,898
	141,693	139,849
Mortgage-backed securities and CMO	129,810	124,994

	$271,503	$264,843

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	36	$31,683	$962
Agency CMO	7	2,948	77
Agency notes and bonds	4	11,047	132
Muncipal obligations	41	21,667	502

Total less than twelve months	88	67,345	1,673

Continuous loss position more than twelve months:
Agency mortgage-backed securities	63	75,048	3,383
Agency CMO	18	11,150	394
Agency notes and bonds	19	57,501	1,315
Muncipal obligations	29	14,284	638

Total more than twelve months	129	157,983	5,730

Total securities available for sale	217	$225,328	$7,403

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At December 31, 2017, the Company did not have any securities held to maturity with an unrealized loss.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	37	$37,570	$400
Agency CMO	6	3,036	38
Agency notes and bonds	4	11,119	69
Muncipal obligations	20	10,955	83

Total less than twelve months	67	62,680	590

Continuous loss position more than twelve months:
Agency mortgage-backed securities	60	74,960	1,853
Agency CMO	18	11,801	300
Agency notes and bonds	19	57,909	916
Muncipal obligations	29	14,667	322

Total more than twelve months	126	159,337	3,391

Total securities available for sale	193	$222,017	$3,981

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

At March 31, 2018, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 3.2% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2018, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended March 31, 2018, the Company realized gross gains of $7,000 and gross losses of $6,000 on sales of available for sale municipal securities and U.S. government agency mortgage-backed CMO’s, respectively. During the three months ended March 31, 2017, the Company did not have any security sales.

Certain available for sale debt securities were pledged to secure public fund deposits at March 31, 2018 and December 31, 2017.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At March 31, 2018, the Company had five loans on which partial charge-offs in the aggregate of $97,000 had been recorded.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the underlying discounted collateral value (or present value of estimated future cash flows) of the impaired loan is lower than the carrying value of that loan.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at March 31, 2018 and December 31, 2017.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

At March 31, 2018 and December 31, 2017, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.0 million and $588,000, respectively.

Loans at March 31, 2018 and December 31, 2017 consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017

Real estate mortgage loans:
Residential	$134,298	$136,399
Land	21,248	18,198
Residential construction	31,207	28,854
Commercial real estate	95,471	100,133
Commercial real estate contruction	13,261	17,161
Commercial business loans	33,186	34,114
Consumer loans:
Home equity and second mortgage loans	49,423	49,802
Automobile loans	38,809	38,361
Loans secured by savings accounts	1,294	1,751
Unsecured loans	3,553	3,744
Other consumer loans	7,275	8,714
Gross loans	429,025	437,231
Less undisbursed portion of loans in process	(19,155)	(25,020)

Principal loan balance	409,870	412,211

Deferred loan origination fees, net	1,040	1,041
Allowance for loan losses	(3,631)	(3,634)

Loans, net	$407,279	$409,618

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2018:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$134,298	$21,248	$25,313	$95,471	$33,186	$49,423	$50,931	$409,870

Accrued interest receivable	494	72	48	221	98	185	190	1,308

Net deferred loan origination fees and costs	91	16	(7)	(41)	1	980	-	1,040

Recorded investment in loans	$134,883	$21,336	$25,354	$95,651	$33,285	$50,588	$51,121	$412,218

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,803	$94	$-	$365	$319	$91	$8	$3,680
Collectively evaluated for impairment	131,727	21,242	25,354	95,239	32,966	50,497	51,113	408,138
Acquired with deteriorated credit quality	353	-	-	47	-	-	-	400

Ending balance	$134,883	$21,336	$25,354	$95,651	$33,285	$50,588	$51,121	$412,218

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2017:

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

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,907	$-	$-	$401	$42	$73	$-	$3,423
Collectively evaluated for impairment	133,703	18,309	21,034	99,891	34,161	50,905	52,793	410,796
Acquired with deteriorated credit quality	350	-	-	48	-	-	-	398

Ending balance	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$101	$-	$-	$-	$3	$13	$-	$117
Collectively evaluated for impairment	200	156	291	1,520	273	667	407	3,514
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$301	$156	$291	$1,520	$276	$680	$407	$3,631

An analysis of the allowance for loan losses as of December 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$35	$-	$-	$-	$4	$13	$-	$52
Collectively evaluated for impairment	182	133	245	1,622	287	697	414	3,580
Acquired with deteriorated credit quality	2	-	-	-	-	-	-	2

Ending balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634
Provisions for loan losses	139	23	46	(110)	(15)	(33)	147	197
Charge-offs	(60)	-	-	-	(1)	-	(196)	(257)
Recoveries	3	-	-	8	1	3	42	57

Ending balance	$301	$156	$291	$1,520	$276	$680	$407	$3,631

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386
Provisions for loan losses	(85)	53	143	(128)	85	14	129	211
Charge-offs	(40)	-	-	(1)	(43)	-	(204)	(288)
Recoveries	16	-	-	44	4	1	44	109

Ending balance	$271	$109	$223	$1,585	$244	$698	$288	$3,418

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2018 and December 31, 2017, management applied specific qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. These adjustments increased the loss factors by 0.15% to 20% for certain loan groups, and increased the estimated allowance for loan losses related to those portfolio segments by approximately $2.3 million and $2.1 million at March 31, 2018 and December 31, 2017, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, for each loan portfolio segment, management applied an overall qualitative factor of 1.18 to the Company’s historical loss factors. The overall qualitative factor is derived from management’s analysis of changes and trends in the following qualitative factors: underwriting standards, economic conditions, past due loans and other internal and external factors. Each of the four factors above was assigned an equal weight to arrive at an average for the overall qualitative factor of 1.18 at March 31, 2018 and December 31, 2017. The effect of the overall qualitative factor was to increase the estimated allowance for loan losses by $534,000 and $536,000 at March 31, 2018 and December 31, 2017, respectively. Additional discussion of the overall qualitative factor can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes in management’s assessment of the overall qualitative factor components from December 31, 2017 to March 31, 2018.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $515,000 and $506,000 at March 31, 2018 and December 31, 2017, respectively. These factors were not adjusted during the period from December 31, 2017 to March 31, 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2018 and for the three months ended March 31, 2018 and 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2018 and 2017:

	At March 31, 2018			Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,525	$2,760	$-	$2,610	$7	$2,010	$8
Land	94	95	-	47	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	365	363	-	383	5	1,150	3
Commercial business	291	292	-	152	4	74	-
Home equity/2nd mortgage	78	86	-	69	-	230	-
Other consumer	8	8	-	4	-	6	-

	3,361	3,604	-	3,265	16	3,470	11

Loans with an allowance recorded:
Residential	278	285	101	245	-	150	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	28	30	3	29	-	59	-
Home equity/2nd mortgage	13	13	13	13	-	13	-
Other consumer	-	-	-	-	-	18	-

	319	328	117	287	-	240	-

Total:
Residential	2,803	3,045	101	2,855	7	2,160	8
Land	94	95	-	47	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	365	363	-	383	5	1,150	3
Commercial business	319	322	3	181	4	133	-
Home equity/2nd mortgage	91	99	13	82	-	243	-
Other consumer	8	8	-	4	-	24	-

	$3,680	$3,932	$117	$3,552	$16	$3,710	$11

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,695	$2,948	$-
Land	-	-	-
Construction	-	-	-
Commercial real estate	401	535	-
Commercial business	12	12	-
Home equity/2nd mortgage	60	68	-
Other consumer	-	-	-

	3,168	3,563	-

Loans with an allowance recorded:
Residential	212	218	35
Land	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Commercial business	30	30	4
Home equity/2nd mortgage	13	13	13
Other consumer	-	-	-

	255	261	52

Total:
Residential	2,907	3,166	35
Land	-	-	-
Construction	-	-	-
Commercial real estate	401	535	-
Commercial business	42	42	4
Home equity/2nd mortgage	73	81	13
Other consumer	-	-	-

	$3,423	$3,824	$52

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$2,262	$100	$2,362	$2,298	$109	$2,407
Land	94	-	94	-	95	95
Construction	-	-	-	-	-	-
Commercial real estate	104	-	104	139	-	139
Commercial business	139	66	205	42	59	101
Home equity/2nd mortgage	76	-	76	57	-	57
Other consumer	-	13	13	-	28	28

Total	$2,675	$179	$2,854	$2,536	$291	$2,827

The following table presents the aging of the recorded investment in loans at March 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$2,108	$155	$1,473	$3,736	$130,794	$353	$134,883
Land	381	-	94	475	20,861	-	21,336
Construction	-	-	-	-	25,354	-	25,354
Commercial real estate	-	233	104	337	95,267	47	95,651
Commercial business	156	-	124	280	33,005	-	33,285
Home equity/2nd mortgage	152	1	13	166	50,422	-	50,588
Other consumer	249	15	13	277	50,844	-	51,121

Total	$3,046	$404	$1,821	$5,271	$406,547	$400	$412,218

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$2,612	$338	$1,255	$4,205	$132,405	$350	$136,960
Land	186	-	95	281	18,028	-	18,309
Construction	-	-	-	-	21,034	-	21,034
Commercial real estate	379	-	139	518	99,774	48	100,340
Commercial business	46	49	102	197	34,006	-	34,203
Home equity/2nd mortgage	468	27	13	508	50,470	-	50,978
Other consumer	420	37	28	485	52,308	-	52,793

Total	$4,111	$451	$1,632	$6,194	$408,025	$398	$414,617

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2018
Pass	$131,433	$21,109	$25,125	$92,367	$32,287	$50,510	$50,966	$403,797
Special Mention	395	83	229	1,347	786	-	152	2,992
Substandard	778	50	-	1,833	73	2	3	2,739
Doubtful	2,277	94	-	104	139	76	-	2,690
Loss	-	-	-	-	-	-	-	-

Total	$134,883	$21,336	$25,354	$95,651	$33,285	$50,588	$51,121	$412,218

December 31, 2017
Pass	$133,618	$18,003	$20,173	$97,219	$33,245	$50,919	$52,629	$405,806
Special Mention	348	157	861	1,362	734	-	161	3,623
Substandard	684	149	-	1,620	182	2	3	2,640
Doubtful	2,310	-	-	139	42	57	-	2,548
Loss	-	-	-	-	-	-	-	-

Total	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$484	$106	$590	$-	$487	$106	$593	$-
Commercial real estate	354	-	354	-	356	-	356	-
Commercial business	179	-	179	-	-	-	-	-
Home equity and 2nd mortgage	15	-	15	-	15	-	15	-

Total	$1,032	$106	$1,138	$-	$858	$106	$964	$-

At March 31, 2018 and December 31, 2017, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2018:

	Three months ended March 31, 2018
	Number of Contracts	Pre-Modifcation Outstanding Balance	Post-Modifcation Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings:
Commercial Business	1	$179	$179

Total	1	$179	$179

For the TDR listed above, the terms of modification included the deferral of contractual principal payments. There were no TDRs that were restructured during the three months ended March 31, 2017.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2018 or 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2018 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017

Residential real estate	$353	$350
Commercial real estate	47	48
Carrying amount	400	398
Allowance for loan losses	0	2
Carrying amount, net of allowance	$400	$396

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $617,000 and $625,000 at March 31, 2018 and December 31, 2017, respectively.

There was no allowance for loan losses related to PCI loans at March 31, 2018. The allowance for loan losses related to PCI loans was $2,000 at December 31, 2017. There was a $2,000 reduction of the allowance for loan losses related to PCI loans for the three-month period ended March 31, 2018. There were no net provisions for loan losses related to PCI loans for the three-month period ended March 31, 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Accretable yield, or income expected to be collected, is as follows for the three month periods ended March 31, 2018 and 2017:

	2018	2017

Balance at beginning of period	$470	$252
New loans purchased	-	-
Accretion to income	(14)	(14)
Disposals and other adjustments	-	-
Reclassification from nonaccretable difference	3	6

Balance at end of period	$459	$244

4.       Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At March 31, 2018, the balance of the Bank’s investment was $3.9 million and is reflected in other assets on the consolidated balance sheet. The unfunded commitment related to the qualified affordable housing project investment was $3.5 million at March 31, 2018 and is reflected in other liabilities on the consolidated balance sheet. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During the three months ended March 31, 2018, the Bank recognized amortization expense of $82,000, which was included in income tax expense on the consolidated statement of income. Additionally, during the three months ended March 31, 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $98,000.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.       Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,

	2018	2017
(Dollars in thousands, exept per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,133	$1,553

Shares:
Weighted average common shares outstanding	3,326,464	3,342,052

Net income attributable to First Capital, Inc. per common share, basic	$0.64	$0.46

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,133	$1,553

Shares:
Weighted average common shares outstanding	3,326,464	3,342,052
Add: Dilutive effect of restricted stock	5,671	5,070

Weighted average common shares outstanding, as adjusted	3,332,135	3,347,122

Net income attributable to First Capital, Inc. per common share, diluted	$0.64	$0.46

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month periods ended March 31, 2018 and 2017.

6.       Stock Option Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

At March 31, 2018, 184,000 shares of the Company’s common stock were available for issuance under the Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. The terms of the Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2018, no stock options had been granted under the Plan.

On February 20, 2018, the Company granted 20,000 restricted stock shares to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000. The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019. On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000 with a similar vesting schedule from July 1, 2016 through July 1, 2020. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month periods ended March 31, 2018 and 2017 amounted to $49,000 and $21,000, respectively.

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2018 and changes during the three-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	10,500	$24.50
Granted	20,000	$37.42
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2018	30,500	$32.97

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

At March 31, 2018, there was $911,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 5.25 years.

7.       Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash payments for:
Interest	$351	$370
Taxes (net of refunds received)	0	0

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	27	194

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and December 31, 2017. The Company had no liabilities measured at fair value as of March 31, 2018 or December 31, 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2018
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$106,745	$-	$106,745
Agency CMO	-	18,249	-	18,249
Agency notes and bonds	-	69,048	-	69,048
Municipal obligations	-	70,801	-	70,801
Total securities available for sale	$-	$264,843	$-	$264,843

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,702	$2,702
Land	-	-	94	94
Commercial real estate	-	-	365	365
Commercial business	-	-	316	316
Home equity and second mortgage	-	-	78	78
Other consumer	-	-	8	8
Total impaired loans	$-	$-	$3,563	$3,563

Loans held for sale	$-	$2,141	$-	$2,141

Foreclosed real estate:
Residential real estate	$-	$-	$281	$281
Commercial real estate	-	-	3,528	3,528
Total foreclosed real estate	$-	$-	$3,809	$3,809

December 31, 2017
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$112,649	$-	$112,649
Agency CMO	-	15,323	-	15,323
Agency notes and bonds	-	69,028	-	69,028
Municipal obligations	-	74,172	-	74,172
Total securities available for sale	$-	$271,172	$-	$271,172

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,872	$2,872
Commercial real estate	-	-	401	401
Commercial business	-	-	38	38
Home equity and second mortgage	-	-	60	60
Total impaired loans	$-	$-	$3,371	$3,371

Loans held for sale	$-	$2,630	$-	$2,630

Foreclosed real estate:
Residential real estate	$-	$-	$443	$443
Commercial real estate	-	-	3,528	3,528
Total foreclosed real estate	$-	$-	$3,971	$3,971

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2018 and December 31, 2017, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 14% to 62%, with a weighted average discount of 39%. The Company recognized provisions for loan losses for impaired loans for the three months ended March 31, 2018 and March 31, 2017 of $65,000 and $2,000, respectively.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2018, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 10% to 76%, with a weighted average of 44%. At December 31, 2017, the discount from appraised value ranged from 17% to 75%, with a weighted average of 45%. The Company recognized losses of $228,000 to write down foreclosed real estate for the three months ended March 31, 2017. There were no charges to write down foreclosed real estate recognized in income for the three months ended March 31, 2018.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2018 and 2017. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2018 and 2017. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2018 and 2017.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2018
Financial assets:
Cash and cash equivalents	$39,485	$39,485	$39,485	$-	$-
Interest-bearing time deposits	8,019	7,944	-	7,944	-
Securities available for sale	264,843	264,843	-	264,843	-
Loans held for sale	2,141	2,186	-	2,186	-
Loans, net	407,279	402,059	-	-	402,059
FHLB and other stock	1,979	N/A	N/A	N/A	N/A
Accrued interest receivable	2,650	2,650	-	2,650	-

Financial liabilities:
Deposits	681,571	679,700	-	-	679,700
Accrued interest payable	98	98	-	98	-

December 31, 2017:
Financial assets:
Cash and cash equivalents	$25,915	$25,915	$25,915	$-	$-
Interest-bearing time deposits	9,258	9,220	-	9,220	-
Securities available for sale	271,172	271,172	-	271,172	-
Securities held to maturity	1	1	-	1	-
Loans held for sale	2,630	2,678	-	2,678	-
Loans, net	409,618	404,931	-	-	404,931
FHLB and other stock	1,979	N/A	N/A	N/A	N/A
Accrued interest receivable	2,694	2,694	-	2,694	-

Financial liabilities:
Deposits	664,562	663,006	-	-	663,006
FHLB Advances	10,000	10,000	-	10,000	-
Accrued interest payable	107	107	-	107	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Revenue from Contracts with Customers

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. The adoption of the ASU had no material impact on the measurement or recognition of revenue; however, additional disclosures have been added in accordance with the ASU. See Note 10 for additional information on this new accounting standard.

All of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2018 and 2017:

	2018	2017

Service charges on deposit accounts	$1,109	$1,001
Investment advisory income	88	114
Revenue from contracts with customers	1,197	1,115

Gain on sale of loans and securities	241	257
Increase in cash value of life insurance	43	41
Other	45	40
Other noninterest income	329	338

Total noninterest income	$1,526	$1,453

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is included in service charges on deposit accounts.

Investment Advisory Income: The Company earns trust, insurance commissions, brokerage commissions and annuities income from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e., the trade date). Other related fees, which are based on a fixed fee schedule, are recognized when the services are rendered.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The adoption of this update as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 9 for further discussion.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10 – continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. In planning for the implementation of ASU 2016-13, the Company has formed a current expected credit loss (“CECL”) implementation team consisting of members of senior management that meets on a periodic basis and is currently evaluating software solutions, data requirements and loss methodologies.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2018, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Condition

Total assets increased $8.3 million from $759.0 million at December 31, 2017 to $767.3 million at March 31, 2018, an increase of 1.1%.

Net loans receivable (excluding loans held for sale) decreased $2.3 million from $409.6 million at December 31, 2017 to $407.3 million at March 31, 2018. Commercial real estate loans, residential mortgage loans and consumer loans decreased $4.7 million, $2.1 million and $1.6 million, respectively, during the three months ended March 31, 2018 while construction loans and land loans increased $4.3 million and $3.1 million, respectively, during the period.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Securities available for sale decreased $6.4 million from $271.2 million at December 31, 2017 to $264.8 million at March 31, 2018. Purchases of $6.3 million of securities classified as available for sale were made during the three months ended March 31, 2018 and consisted primarily of U.S. government agency notes and bonds and mortgage-backed securities. Principal repayments and maturities of available for sale securities totaled $6.3 million and $520,000, respectively, during the three months ended March 31, 2018. Municipal bonds and U.S. government agency mortgage-backed CMO’s with a value of $1.5 million were sold during the three months ended March 31, 2018. In addition, unrealized losses on securities available for sale increased $4.0 million during the three months ended March 31, 2018.

Cash and cash equivalents increased from $25.9 million at December 31, 2017 to $39.5 million at March 31, 2018, primarily due to excess liquidity from increases in deposit balances.

Total deposits increased from $664.6 million at December 31, 2017 to $681.6 million at March 31, 2018. Noninterest-bearing checking accounts, interest bearing checking accounts and savings accounts increased $9.3 million, $6.1 million and $5.1 million, respectively, during the three months ended March 31, 2018 primarily due to new accounts and normal balance fluctuations, while time deposits decreased $3.6 million during the period.

FHLB borrowings decreased $10.0 million from December 31, 2017 to March 31, 2018 as the Bank paid off all outstanding advances during the three-month period.

Total stockholders' equity attributable to the Company decreased from $80.9 million at December 31, 2017 to $79.3 million at March 31, 2018, primarily due to a $3.0 million increase in the net unrealized loss on available for sale securities partially offset by a $1.4 million increase in retained net income during the three months ended March 31, 2018. The increase in the net unrealized loss on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the three-month periods ended March 31, 2018 and 2017. Net income attributable to the Company was $2.1 million ($0.64 per diluted share) for the three months ended March 31, 2018 compared to $1.6 million ($0.46 per diluted share) for the same time period in 2017. The increase is primarily due to an increase in net interest income after provision for loan losses and a decrease in income tax expense.

Net interest income for the three-month periods ended March 31, 2018 and 2017. Net interest income increased $438,000 for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in the average balance and average tax-equivalent yield of interest-earning assets and a decrease in the average balance of interest-bearing liabilities.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income increased $421,000 for the three months ended March 31, 2018 compared to the same period in 2017. For the three months ended March 31, 2018, the average balance of interest-earning assets and their tax-equivalent yield were $710.9 million and 3.87%, respectively. During the same period in 2017, the average balance of those assets was $704.4 million and the tax-equivalent yield was 3.70%. The average tax-equivalent yield increased when comparing the two periods despite being negatively impacted by the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2017 as the yield would have been 3.93% for 2018 using the 34% federal corporate tax rate in effect for 2017 as opposed to the 21% rate in effect for 2018.

Total interest expense decreased $17,000 for the three months ended March 31, 2018 compared to the same period in 2017. The average balance of interest-bearing liabilities decreased from $546.7 million for 2017 to $540.8 million for 2018. The average rate paid on interest-bearing liabilities decreased from 0.26% to 0.25% when comparing the two periods.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis increased from 3.44% for the three months ended March 31, 2017 to 3.62% for the same period in 2018.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses decreased from $211,000 for the three-month period ended March 31, 2017 to $197,000 for the same period in 2018. The Bank recognized net charge-offs of $200,000 for the three months ended March 31, 2018 compared to $179,000 during the same period in 2017.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The allowance for loan losses was $3.6 million at both March 31, 2018 and December 31, 2017. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At March 31, 2018, nonperforming loans amounted to $2.9 million compared to $2.8 million at December 31, 2017. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $179,000 and $291,000 at March 31, 2018 and December 31, 2017, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2018 and December 31, 2017, nonaccrual loans amounted to $2.7 million and $2.5 million, respectively.

Noninterest income for the three-month periods ended March 31, 2018 and 2017. Noninterest income for the quarter ended March 31, 2018 increased $73,000 compared to the quarter ended March 31, 2017. The increase was primarily due to an increase of $108,000 in services charges on deposit accounts partially offset by a $26,000 decrease in commission and fee income.

Noninterest expense for the three-month periods ended March 31, 2018 and 2017. Noninterest expense for the quarter ended March 31, 2018 increased $99,000 compared to the quarter ended March 31, 2017. Compensation and benefits expense and data processing expense increased $174,000 and $96,000, respectively, when comparing the two periods. This was partially offset by a $190,000 decrease in net losses on foreclosed real estate.

Income tax expense. Income tax expense decreased $154,000 for the first quarter of 2018 as compared to the first quarter of 2017 primarily due to the TCJA and the Bank’s investment in a tax credit entity during the quarter ended March 31, 2018. As a result of the TCJA, anticipated tax credits from the tax credit entity and an increase in nontaxable income, the effective tax rate for the quarter ended March 31, 2018 was 14.5% as compared to 24.9% for the same period in 2017.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2018, the Bank had cash and cash equivalents of $39.5 million and securities available-for-sale with a fair value of $264.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency (“OCC”) but with prior notice to the OCC, cannot exceed net income for that year to date plus retained net income (as defined in the applicable OCC regulations) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $1.9 million at March 31, 2018.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2018, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.7%, 13.8%, 13.8% and 14.5%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2018, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

For the three months ended March 31, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits, extending loans and investing in investment securities. Many factors affect the Company’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. The Company’s earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Board of Governors of the Federal Reserve System.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2018 and December 31, 2017 financial information:

	At March 31, 2018		At December 31, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$415	1.63%	$(160)	(0.62)%
200bp	105	0.41	(221)	(0.85)
100bp	101	0.40	(96)	(0.37)
Static	-	-	-	-
(100)bp	(596)	(2.34)	(584)	(2.25)

At March 31, 2018, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2017, all scenarios described would have resulted in a decrease of the Company’s net interest income over a one year horizon compared to a flat interest scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2018 and December 31, 2017 financial information:

	At March 31, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$102,897	$687	0.67%	14.70%	109	bp
200bp	103,621	1,411	1.38	14.46	85	bp
100bp	103,341	1,131	1.10	14.08	47	bp
Static	102,210	-	-	13.61	0	bp
(100)bp	97,812	(4,398)	(4.30)	12.74	(87	)bp

	At December 31, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$105,691	$(2,354)	(2.18)%	15.11%	75	bp
200bp	107,347	(698)	(0.65)	14.98	62	bp
100bp	108,056	11	0.01	14.71	35	bp
Static	108,045	-	-	14.36	0	bp

The previous tables indicate that at March 31, 2018 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at December 31, 2017, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 or 300 basis point increase in prevailing interest rates and in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates, and expect an increase in its EVE in the event of a sudden and sustained 100 bases point increase in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)

3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)

11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 9, 2018	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated May 9, 2018	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer