Form 10-Q
period 2018-06-30
FIRST CAPITAL INC
filed 2018-08-08
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,356,144 shares of common stock were outstanding as of July 25, 2018.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Cash and due from banks	$16,822	$19,478
Interest bearing deposits with banks	3,295	730
Federal funds sold	41,769	5,707
Total cash and cash equivalents	61,886	25,915

Interest-bearing time deposits	7,770	9,258
Securities available for sale, at fair value	251,438	271,172
Securities-held to maturity	-	1
Loans, net	419,360	409,618
Loans held for sale	2,056	2,630
Federal Home Loan Bank and other stock, at cost	1,988	1,979
Foreclosed real estate	3,391	3,971
Premises and equipment	14,608	15,031
Accrued interest receivable	2,676	2,694
Cash value of life insurance	7,959	7,279
Goodwill	6,472	6,472
Core deposit intangible	1,039	1,112
Other assets	7,434	1,824

Total Assets	$788,077	$758,956

LIABILITIES
Deposits:
Noninterest-bearing	$142,700	$129,828
Interest-bearing	559,136	534,734
Total deposits	701,836	664,562

Advances from Federal Home Loan Bank	-	10,000
Accrued interest payable	113	107
Accrued expenses and other liabilities	5,712	3,237
Total liabilities	707,661	677,906

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,782,933 shares (3,762,933 in 2017); outstanding 3,356,962 shares (3,336,964 in 2017)	38	38
Additional paid-in capital	40,263	39,515
Retained earnings-substantially restricted	54,661	51,972
Unearned stock compensation	(854)	(212)
Accumulated other comprehensive loss	(5,482)	(2,060)
Less treasury stock, at cost - 425,971 shares (425,969 in 2017)	(8,315)	(8,315)
Total First Capital, Inc. stockholders' equity	80,311	80,938

Noncontrolling interest in subsidiary	105	112
Total equity	80,416	81,050

Total Liabilities and Equity	$788,077	$758,956

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,558	$5,133	$10,859	$10,080
Securities:
Taxable	945	971	1,897	1,904
Tax-exempt	361	362	739	691
Federal Home Loan Bank dividends	21	16	54	33
Federal funds sold and interest bearing deposits with banks	178	96	278	213
Total interest income	7,063	6,578	13,827	12,921
INTEREST EXPENSE
Deposits	395	346	716	705
Advances from Federal Home Loan Bank	-	-	21	-
Total interest expense	395	346	737	705
Net interest income	6,668	6,232	13,090	12,216
Provision for loan losses	316	256	513	467
Net interest income after provision for loan losses	6,352	5,976	12,577	11,749
NONINTEREST INCOME
Service charges on deposit accounts	1,188	1,132	2,297	2,133
Commission income	130	131	218	245
Gain (loss) on sale of securities	(96)	61	(95)	61
Gain on sale of loans	290	354	530	611
Increase in cash surrender value of life insurance	85	72	128	113
Other income	139	106	184	146
Total noninterest income	1,736	1,856	3,262	3,309
NONINTEREST EXPENSE
Compensation and benefits	2,942	2,714	5,836	5,434
Occupancy and equipment	414	388	827	769
Data processing	764	678	1,508	1,326
Professional fees	181	169	359	332
Advertising	103	75	188	175
Net (gain) loss on foreclosed real estate	400	(100)	521	211
Other operating expenses	893	879	1,712	1,711
Total noninterest expense	5,697	4,803	10,951	9,958
Income before income taxes	2,391	3,029	4,888	5,100
Income tax expense	287	835	648	1,350
Net Income	2,104	2,194	4,240	3,750
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$2,100	$2,190	$4,233	$3,743

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.63	$0.66	$1.27	$1.13
Diluted	$0.63	$0.66	$1.27	$1.12

Dividends per share	$0.23	$0.21	$0.46	$0.42

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net Income	$2,104	$2,194	$4,240	$3,750

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(636)	2,603	(4,651)	3,356
Income tax (expense) benefit	158	(997)	1,157	(1,285)
Net of tax amount	(478)	1,606	(3,494)	2,071

Less: reclassification adjustment for realized (gains) losses included in net income	96	(61)	95	(61)
Income tax expense (benefit)	(23)	21	(23)	21
Net of tax amount	73	(40)	72	(40)

Other Comprehensive Income (Loss), net of tax	(405)	1,566	(3,422)	2,031

Comprehensive Income	1,699	3,760	818	5,781
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income Attributable to First Capital, Inc.	$1,695	$3,756	$811	$5,774

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2017	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

Net income	0	0	3,743	0	0	0	7	3,750

Other comprehensive income	0	0	0	2,031	0	0	0	2,031

Cash dividends	0	0	(1,402)	0	0	0	(14)	(1,416)

Stock compensation expense	0	0	0	0	43	0	0	43

Balances at June 30, 2017	$38	$39,515	$49,392	$(246)	$(257)	$(8,297)	$105	$80,250

Balances at January 1, 2018	$38	$39,515	$51,972	$(2,060)	$(212)	$(8,315)	$112	$81,050

Net income	0	0	4,233	0	0	0	7	4,240

Other comprehensive loss	0	0	0	(3,422)	0	0	0	(3,422)

Cash dividends	0	0	(1,544)	0	0	0	(14)	(1,558)

Restricted stock grants	0	748	0	0	(748)	0	0	0

Stock compensation expense	0	0	0	0	106	0	0	106

Balances at June 30, 2018	$38	$40,263	$54,661	$(5,482)	$(854)	$(8,315)	$105	$80,416

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$4,240	$3,750
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	850	849
Depreciation and amortization expense	620	609
Deferred income taxes	(327)	(158)
Stock compensation expense	106	43
Increase in cash value of life insurance	(128)	(113)
Gain on life insurance	(94)	(18)
(Gain) loss on sale of securities	95	(61)
Provision for loan losses	513	467
Proceeds from sales of loans	26,679	29,184
Loans originated for sale	(25,575)	(26,131)
Gain on sale of loans	(530)	(611)
Amortization of tax credit investment	164	-
Net realized and unrealized loss on foreclosed real estate	466	200
Decrease (increase) in accrued interest receivable	18	(122)
Increase (decrease) in accrued interest payable	6	(19)
Net change in other assets/liabilities	(799)	(448)
Net Cash Provided By Operating Activities	6,304	7,421

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	-	(990)
Proceeds from maturities and sales of interest-bearing time deposits	1,488	2,425
Purchase of securities available for sale	(13,657)	(35,133)
Proceeds from maturities of securities available for sale	870	2,785
Proceeds from sales of securities available for sale	14,345	1,090
Principal collected on mortgage-backed obligations	12,742	12,353
Investment in cash value of life insurance	(1,000)	-
Net increase in loans receivable	(10,355)	(14,116)
Investment in tax credit entities	(691)	-
Proceeds from sale of foreclosed real estate	214	872
Purchase of Federal Home Loan Bank stock	(9)	(329)
Purchase of premises and equipment	(123)	(964)
Proceeds from settlement of bank-owned life insurance policies	127	804
Net Cash Provided By (Used In) Investing Activities	3,951	(31,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,274	15,716
Repayment of advances from Federal Home Loan Bank	(10,000)	-
Dividends paid	(1,558)	(1,416)
Net Cash Provided By Financing Activities	25,716	14,300

Net Increase (Decrease) in Cash and Cash Equivalents	35,971	(9,482)
Cash and cash equivalents at beginning of period	25,915	45,835
Cash and Cash Equivalents at End of Period	$61,886	$36,353

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       Presentation of Interim Information

First Capital, Inc. (“Company”) is the financial holding company for First Harrison Bank (“Bank”), an Indiana chartered commercial bank and wholly-owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to ten other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and manages certain foreclosed real estate properties.

On September 20, 2017, the Bank filed applications with the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert from a federal savings association into an Indiana chartered commercial bank (the “Conversion”). The Conversion has been completed and, as of June 30, 2018, the IDFI is the Bank’s primary regulator and the FDIC is the Bank’s primary federal regulator. The Conversion did not affect the Bank’s clients in any way and did not affect FDIC deposit insurance on eligible accounts.

Additionally, in connection with the Conversion, the Company filed an application with the Federal Reserve Bank of St. Louis to change from a savings and loan holding company to a financial holding company. This change occurred simultaneously with the Conversion discussed above.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2018, and the results of operations for the three months and six months ended June 30, 2018 and 2017 and the cash flows for the six months ended June 30, 2018 and 2017. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.       Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2018
Securities available for sale:
Agency mortgage-backed securities	$105,294	$1	$4,754	$100,541
Agency CMO	23,168	5	511	22,662
Other debt securities:
Agency notes and bonds	70,477	-	1,481	68,996
Municipal obligations	59,693	489	943	59,239

Total securities available for sale	$258,632	$495	$7,689	$251,438

December 31, 2017
Securities available for sale:
Agency mortgage-backed securities	$114,902	$-	$2,253	$112,649
Agency CMO	15,660	1	338	15,323
Other debt securities:
Agency notes and bonds	70,013	-	985	69,028
Municipal obligations	73,303	1,274	405	74,172

Total securities available for sale	$273,878	$1,275	$3,981	$271,172

Securities held to maturity:
Agency mortgage-backed securities	$1	$-	$-	$1

Total securities held to maturity	$1	$-	$-	$1

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

The amortized cost and fair value of debt securities as of June 30, 2018, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$22,320	$22,167
Due after one year through five years	58,207	56,861
Due after five years through ten years	30,999	30,505
Due after ten years	18,644	18,702
	130,170	128,235
Mortgage-backed securities and CMO	128,462	123,203

	$258,632	$251,438

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	32	$22,976	$791
Agency CMO	11	6,688	106
Agency notes and bonds	4	9,579	90
Muncipal obligations	31	15,296	287

Total less than twelve months	78	54,539	1,274

Continuous loss position more than twelve months:
Agency mortgage-backed securities	67	77,551	3,963
Agency CMO	18	10,628	405
Agency notes and bonds	20	59,416	1,391
Muncipal obligations	31	15,746	656

Total more than twelve months	136	163,341	6,415

Total securities available for sale	214	$217,880	$7,689

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

At June 30, 2018, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 3.4% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at June 30, 2018, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended June 30, 2018, the Company realized gross gains of $211,000 and gross losses of $307,000 on sales of available for sale municipal securities. During the six months ended June 30, 2018, the Company realized gross gains of $218,000 and gross losses of $307,000 on sales of available for sale municipal securities and gross losses of $6,000 on sales of U.S. government agency mortgage-backed CMO’s. During the three and six months ended June 30, 2017, the Company realized gross gains on sales of available for sale agency mortgage backed securities and CMO’s of $58,000 and $3,000, respectively.

Certain available for sale debt securities were pledged to secure public fund deposits at June 30, 2018 and December 31, 2017.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2018, the Company had five loans on which partial charge-offs of $97,000 had been recorded.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twelve calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management. The Company’s historical loss experience is then adjusted by an overall loss factor based on a qualitative analysis prepared by management and reviewed on a quarterly basis. The overall loss factor considers changes in underwriting standards, economic conditions, changes and trends in past due and classified loans and other internal and external factors.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of June 30, 2018 and December 31, 2017.

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

At June 30, 2018 and December 31, 2017, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $906,000 and $588,000, respectively.

Loans at June 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017

Real estate mortgage loans:
Residential	$135,602	$136,399
Land	21,334	18,198
Residential construction	30,495	28,854
Commercial real estate	104,767	100,133
Commercial real estate contruction	12,387	17,161
Commercial business loans	33,743	34,114
Consumer loans:
Home equity and second mortgage loans	51,283	49,802
Automobile loans	40,435	38,361
Loans secured by savings accounts	1,404	1,751
Unsecured loans	3,708	3,744
Other consumer loans	8,018	8,714
Gross loans	443,176	437,231
Less undisbursed portion of loans in process	(21,013)	(25,020)

Principal loan balance	422,163	412,211

Deferred loan origination fees, net	1,064	1,041
Allowance for loan losses	(3,867)	(3,634)

Loans, net	$419,360	$409,618

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2018:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$135,602	$21,334	$21,869	$104,767	$33,743	$51,283	$53,565	$422,163

Accrued interest receivable	482	94	56	250	117	206	217	1,422

Net deferred loan origination fees and costs	92	15	(8)	(41)	1	1,005	-	1,064

Recorded investment in loans	$136,176	$21,443	$21,917	$104,976	$33,861	$52,494	$53,782	$424,649

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,383	$333	$-	$259	$245	$76	$8	$3,304
Collectively evaluated for impairment	133,441	21,110	21,917	104,667	33,616	52,418	53,774	420,943
Acquired with deteriorated credit quality	352	-	-	50	-	-	-	402

Ending balance	$136,176	$21,443	$21,917	$104,976	$33,861	$52,494	$53,782	$424,649

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of June 30, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$160	$-	$-	$-	$2	$-	$-	$162
Collectively evaluated for impairment	528	148	216	1,306	415	607	485	3,705
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$688	$148	$216	$1,306	$417	$607	$485	$3,867

An analysis of the allowance for loan losses as of December 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$35	$-	$-	$-	$4	$13	$-	$52
Collectively evaluated for impairment	182	133	245	1,622	287	697	414	3,580
Acquired with deteriorated credit quality	2	-	-	-	-	-	-	2

Ending balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2018
Beginning balance	$301	$156	$291	$1,520	$276	$680	$407	$3,631
Provisions for loan losses	398	(8)	(75)	(237)	141	(75)	172	316
Charge-offs	(15)	0	0	0	0	(13)	(138)	(166)
Recoveries	4	0	0	23	0	15	44	86

Ending balance	$688	$148	$216	$1,306	$417	$607	$485	$3,867

Changes in Allowance for Loan Losses for the six-months ended June 30, 2018
Beginning balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634
Provisions for loan losses	538	15	(29)	(348)	126	(109)	320	513
Charge-offs	(75)	0	0	0	(1)	(12)	(334)	(422)
Recoveries	6	0	0	32	1	18	85	142

Ending balance	$688	$148	$216	$1,306	$417	$607	$485	$3,867

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2018 and December 31, 2017, management applied qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. Had these qualitative factor adjustments not been considered, the allowance for loan losses based on historical loss factors would have been $2.7 million and $2.6 million lower at June 30, 2018 and December 31, 2017, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at June 30, 2018 and December 31, 2017.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. Had the adjustments for classified loans not been considered, the allowance for loan losses would have been $489,000 and $506,000 lower at June 30, 2018 and December 31, 2017, respectively. These factors were not adjusted during the period from December 31, 2017 to June 30, 2018.

Additional discussion of the Bank’s allowance for loan loss methodology can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2018 and for the three months and six months ended June 30, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2018:

	At June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,128	$2,357	$0	$2,327	$5	$2,449	$13
Land	333	339	0	214	0	142	0
Construction	0	0	0	0	0	0	0
Commercial real estate	259	257	0	312	5	342	10
Commercial business	217	219	0	254	4	173	7
Home equity/2nd mortgage	76	85	0	77	0	71	1
Other consumer	8	0	0	8	1	5	1

	3,021	3,257	0	3,192	15	3,182	32

Loans with an allowance recorded:
Residential	255	274	160	267	0	248	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0	0
Commercial business	28	30	2	28	0	29	0
Home equity/2nd mortgage	0	0	0	7	0	9	0
Other consumer	0	0	0	0	0	0	0

	283	304	162	302	0	286	0

Total:
Residential	2,383	2,631	160	2,594	5	2,697	13
Land	333	339	0	214	0	142	0
Construction	0	0	0	0	0	0	0
Commercial real estate	259	257	0	312	5	342	10
Commercial business	245	249	2	282	4	202	7
Home equity/2nd mortgage	76	85	0	84	0	80	1
Other consumer	8	0	0	8	1	5	1

	$3,304	$3,561	$162	$3,494	$15	$3,468	$32

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Loans with no related allowance recorded:
Residential	$2,387	$6	$2,215	$14
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	759	6	911	8
Commercial business	72	0	73	0
Home equity/2nd mortgage	228	0	229	1
Other consumer	11	0	7	0

	3,457	12	3,435	23

Loans with an allowance recorded:
Residential	87	0	128	0
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	0	0	0	0
Commercial business	50	0	56	0
Home equity/2nd mortgage	23	0	19	0
Other consumer	25	0	23	0

	185	0	226	0

Total:
Residential	2,474	6	2,343	14
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	759	6	911	8
Commercial business	122	0	129	0
Home equity/2nd mortgage	251	0	248	1
Other consumer	36	0	30	0

	$3,642	$12	$3,661	$23

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$1,845	$-	$1,845	$2,298	$109	$2,407
Land	333	-	333	-	95	95
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	139	-	139
Commercial business	76	67	143	42	59	101
Home equity/2nd mortgage	62	-	62	57	-	57
Other consumer	-	30	30	-	28	28

Total	$2,316	$97	$2,413	$2,536	$291	$2,827

The following table presents the aging of the recorded investment in loans at June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$2,468	$554	$1,099	$4,121	$131,703	$352	$136,176
Land	103	-	95	198	21,245	-	21,443
Construction	-	-	-	-	21,917	-	21,917
Commercial real estate	728	-	-	728	104,198	50	104,976
Commercial business	201	-	67	268	33,593	-	33,861
Home equity/2nd mortgage	125	1	-	126	52,368	-	52,494
Other consumer	297	54	30	381	53,401	-	53,782

Total	$3,922	$609	$1,291	$5,822	$418,425	$402	$424,649

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
June 30, 2018
Pass	$133,138	$21,061	$21,644	$101,232	$32,647	$52,431	$53,638	$415,791
Special Mention	379	-	273	1,944	899	-	142	3,637
Substandard	798	49	-	1,800	239	1	2	2,889
Doubtful	1,861	333	-	-	76	62	-	2,332
Loss	-	-	-	-	-	-	-	-

Total	$136,176	$21,443	$21,917	$104,976	$33,861	$52,494	$53,782	$424,649

December 31, 2017
Pass	$133,618	$18,003	$20,173	$97,219	$33,245	$50,919	$52,629	$405,806
Special Mention	348	157	861	1,362	734	-	161	3,623
Substandard	684	149	-	1,620	182	2	3	2,640
Doubtful	2,310	-	-	139	42	57	-	2,548
Loss	-	-	-	-	-	-	-	-

Total	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$468	$106	$574	$-	$487	$106	$593	$-
Commercial real estate	352	-	352	-	356	-	356	-
Commercial business	169	-	169	-	-	-	-	-
Home equity and 2nd mortgage	14	-	14	-	15	-	15	-

Total	$1,003	$106	$1,109	$-	$858	$106	$964	$-

At June 30, 2018 and December 31, 2017, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The following table summarizes information in regard to TDRs that were restructured during the six months ended June 30, 2018:

	Six months ended June 30, 2018
	Number of Contracts	Pre-Modifcation Outstanding Balance	Post-Modifcation Outstanding Balance
	(Dollars in thousands)
Troubled debt restructurings:
Commercial business	1	$179	$179

Total	1	$179	$179

For the TDR listed above, the terms of modification included the deferral of contractual principal payments. There were no TDRs that were restructured during the three months ended June 30, 2018 and the three and six months ended June 30, 2017.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and six months ended June 30, 2018 or 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and six months ended June 30, 2018 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017

Residential real estate	$352	$350
Commercial real estate	50	48
Carrying amount	402	398
Allowance for loan losses	0	2
Carrying amount, net of allowance	$402	$396

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $610,000 and $625,000 at June 30, 2018 and December 31, 2017, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There was no allowance for loan losses related to PCI loans at June 30, 2018. The allowance for loan losses related to PCI loans was $2,000 at December 31, 2017. There was a $2,000 reduction of the allowance for loan losses related to PCI loans for the six-month period ended June 30, 2018. There were no net provisions for loans losses related to PCI loans for the three-month period ended June 30, 2018 or for the three-month or six-month periods ended June 30, 2017.

Accretable yield, or income expected to be collected, is as follows for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Balance at beginning of period	$459	$244	$470	$252
New loans purchased	-	-	-	-
Accretion to income	(15)	(14)	(29)	(28)
Disposals and other adjustments	-	(17)	-	(17)
Reclassification (to) from nonaccretable difference	(1)	10	2	16

Balance at end of period	$443	$223	$443	$223

4.       Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At June 30, 2018, the balance of the Bank’s investment was $3.8 million and is reflected in other assets on the consolidated balance sheet. The unfunded commitment related to the qualified affordable housing project investment was $3.3 million at June 30, 2018 and is reflected in other liabilities on the consolidated balance sheet. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During the three months ended June 30, 2018, the Bank recognized amortization expense of $82,000, which was included in income tax expense on the consolidated statement of income. Additionally, during the three months ended June 30, 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $98,000. During the six months ended June 30, 2018, the Bank recognized amortization expense of $164,000, included in income tax expense on the consolidated statement of income and tax credits and other tax benefits from its qualified affordable housing project investment of $196,000.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.       Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$2,100	$2,190	$4,233	$3,743

Shares:
Weighted average common shares outstanding	3,326,797	3,323,552	3,326,632	3,323,552

Net income attributable to First Capital, Inc. per common share, basic	$0.63	$0.66	$1.27	$1.13

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,100	$2,190	$4,233	$3,743

Shares:
Weighted average common shares outstanding	3,326,797	3,323,552	3,326,632	3,323,552
Add: Dilutive effect of restricted stock	7,041	5,488	6,401	5,286

Weighted average common shares outstanding, as adjusted	3,333,838	3,329,040	3,333,033	3,328,838

Net income attributable to First Capital, Inc. per common share, diluted	$0.63	$0.66	$1.27	$1.12

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2018 and 2017.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

At June 30, 2018, 184,000 shares of the Company’s common stock were available for issuance under the Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. The terms of the Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2018, no stock options had been granted under the Plan.

On February 20, 2018, the Company granted 20,000 restricted stock shares to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000. The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019. On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000 with a similar vesting schedule from July 1, 2016 through July 1, 2020. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2018 amounted to $57,000 and $106,000, respectively. Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2017 amounted to $22,000 and $43,000, respectively.

A summary of the Company’s nonvested restricted shares under the Plan as of June 30, 2018 and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2018	10,500	$24.50
Granted	20,000	$37.42
Vested	800	$32.58
Forfeited	-	-
Nonvested at June 30, 2018	29,700	$32.98

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

There were 800 restricted shares that vested during the six-month period ended June 30, 2018, upon the retirement of a director. The total fair value of restricted shares that vested during the six-month period ended June 30, 2018 was $29,000. At June 30, 2018, there was $854,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 5.0 years.

7.       Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash payments for:
Interest	$731	$724
Taxes (net of refunds received)	705	1,430

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	176	416
Proceeds from sales of foreclosed real estate financed through loans	-	15

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and December 31, 2017. The Company had no liabilities measured at fair value as of June 30, 2018 or December 31, 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2018
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$100,541	$-	$100,541
Agency CMO	-	22,662	-	22,662
Agency notes and bonds	-	68,996	-	68,996
Municipal obligations	-	59,239	-	59,239
Total securities available for sale	$-	$251,438	$-	$251,438

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,223	$2,223
Land	-	-	333	333
Commercial real estate	-	-	259	259
Commercial business	-	-	243	243
Home equity and second mortgage	-	-	76	76
Other consumer	-	-	8	8
Total impaired loans	$-	$-	$3,142	$3,142

Loans held for sale	$-	$2,056	$-	$2,056

Foreclosed real estate:
Residential real estate	$-	$-	$282	$282
Commercial real estate	-	-	3,109	3,109
Total foreclosed real estate	$-	$-	$3,391	$3,391

December 31, 2017
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$112,649	$-	$112,649
Agency CMO	-	15,323	-	15,323
Agency notes and bonds	-	69,028	-	69,028
Municipal obligations	-	74,172	-	74,172
Total securities available for sale	$-	$271,172	$-	$271,172

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,872	$2,872
Commercial real estate	-	-	401	401
Commercial business	-	-	38	38
Home equity and second mortgage	-	-	60	60
Total impaired loans	$-	$-	$3,371	$3,371

Loans held for sale	$-	$2,630	$-	$2,630

Foreclosed real estate:
Residential real estate	$-	$-	$443	$443
Commercial real estate	-	-	3,528	3,528
Total foreclosed real estate	$-	$-	$3,971	$3,971

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2018 and December 31, 2017, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 14% to 100%, with a weighted average discount of 70%. At December 31, 2017, the discount from appraised value ranged from 14% to 62%, with a weighted average discount of 39%. The Company recognized provisions for loan losses of $137,000 and $5,000 for the six months ended June 30, 2018 and 2017, respectively, for impaired loans. The Company recognized provisions for loan losses of $72,000 and $3,000 for the three months ended June 30, 2018 and June 30, 2017, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2018, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 10% to 79%, with a weighted average of 51%. At December 31, 2017, the discount from appraised value ranged from 17% to 75%, with a weighted average of 45%. The Company recognized losses of $419,000 to write down foreclosed real estate for the three and six months ended June 30, 2018. The Company recognized losses of $228,000 to write down foreclosed real estate for the six months ended June 30, 2017 and there were no charges to write down foreclosed real estate recognized in income for the three months ended June 30, 2017.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2018 and 2017. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2018 and 2017. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month periods ended June 30, 2018 and 2017.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2018
Financial assets:
Cash and cash equivalents	$61,886	$61,886	$61,886	$-	$-
Interest-bearing time deposits	7,770	7,686	-	7,686	-
Securities available for sale	251,438	251,438	-	251,438	-
Loans held for sale	2,056	2,104	-	2,104	-
Loans, net	419,360	411,787	-	-	411,787
FHLB and other stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,676	2,676	-	2,676	-

Financial liabilities:
Deposits	701,836	699,878	-	-	699,878
Accrued interest payable	113	113	-	113	-

December 31, 2017:
Financial assets:
Cash and cash equivalents	$25,915	$25,915	$25,915	$-	$-
Interest-bearing time deposits	9,258	9,220	-	9,220	-
Securities available for sale	271,172	271,172	-	271,172	-
Securities held to maturity	1	1	-	1	-
Loans held for sale	2,630	2,678	-	2,678	-
Loans, net	409,618	404,931	-	-	404,931
FHLB and other stock	1,979	N/A	N/A	N/A	N/A
Accrued interest receivable	2,694	2,694	-	2,694	-

Financial liabilities:
Deposits	664,562	663,006	-	-	663,006
FHLB advances	10,000	10,000	-	10,000	-
Accrued interest payable	107	107	-	107	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

The carrying amounts in the preceding table are included in the consolidated balances sheets under the applicable captions. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents

For cash and short-term investments, including cash and due from banks, interest-bearing deposits with banks with original maturities of 90 days or less, money market funds, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities and Interest-Bearing Time Deposits

For marketable equity securities, the fair values are based on quoted market prices. For debt securities and interest-bearing time deposits, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FHLB stock, a restricted equity security, it is not practical to determine the fair value due to restrictions place on transferability.

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

All of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Service charges on deposit accounts	$1,188	$1,132	$2,297	$2,133
Investment advisory income	130	131	218	245
Revenue from contracts with customers	1,318	1,263	2,515	2,378

Gain on sale of loans and securities	194	415	435	672
Increase in cash value of life insurance	85	72	128	113
Other	139	106	184	146
Other noninterest income	418	593	747	931

Total noninterest income	$1,736	$1,856	$3,262	$3,309

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. However, the magnitude of the adjustment is unknown. In planning for the implementation of ASU 2016-13, the Company has formed a current expected credit loss (“CECL”) implementation team consisting of members of senior management that meets on a periodic basis and is currently evaluating software solutions, data requirements and loss methodologies.

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

Critical Accounting Policies

During the six months ended June 30, 2018, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Condition

Total assets increased $29.1 million from $759.0 million at December 31, 2017 to $788.1 million at June 30, 2018, an increase of 3.8%.

Net loans receivable (excluding loans held for sale) increased $9.8 million from $409.6 million at December 31, 2017 to $419.4 million at June 30, 2018. Commercial real estate loans, land loans and home equity and second mortgage loans increased $4.6 million, $3.1 million and $1.5 million, respectively, during the six months ended June 30, 2018.

Securities available for sale decreased $19.8 million from $271.2 million at December 31, 2017 to $251.4 million at June 30, 2018. Purchases of $13.7 million of securities classified as available for sale were made during the six months ended June 30, 2018 and consisted primarily of municipal bonds and U.S. government agency notes and bonds and mortgage-backed securities. Principal repayments and maturities of available for sale securities totaled $12.7 million and $870,000, respectively, during the six months ended June 30, 2018. Municipal bonds and U.S. government agency mortgage-backed CMO’s with a value of $14.4 million were sold during the six months ended June 30, 2018. In addition, unrealized losses on securities available for sale increased $4.7 million during the six months ended June 30, 2018.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $25.9 million at December 31, 2017 to $61.9 million at June 30, 2018, primarily due to excess liquidity from increases in deposit balances and sales of securities, partially offset by the increase in loans.

Total deposits increased 5.6% from $664.6 million at December 31, 2017 to $701.8 million at June 30, 2018. Interest bearing checking accounts, noninterest-bearing checking accounts and savings accounts increased $22.0 million, $12.9 million and $5.0 million, respectively, during the six months ended June 30, 2018 primarily due to new accounts and normal balance fluctuations, while time deposits decreased $2.6 million during the period.

FHLB borrowings decreased $10.0 million from December 31, 2017 to June 30, 2018 as the Bank paid off all outstanding advances during the period.

Total stockholders' equity attributable to the Company decreased from $80.9 million at December 31, 2017 to $80.3 million at June 30, 2018, primarily due to a $3.4 million increase in the net unrealized loss on available for sale securities partially offset by a $2.7 million increase in retained net income during the six months ended June 30, 2018. The increase in the net unrealized loss on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the six-month periods ended June 30, 2018 and 2017. Net income attributable to the Company was $4.2 million ($1.27 per share) for the six months ended June 30, 2018 compared to $3.7 million ($1.12 per share) for the same time period in 2017. The increase is primarily due to an increase in net interest income after provision for loan losses and a decrease in income tax expense partially offset by an increase in noninterest expense.

Net income for the three-month periods ended June 30, 2018 and 2017. Net income attributable to the Company was $2.1 million ($0.63 per share) for the three months ended June 30, 2018 compared to $2.2 million ($0.66 per share) for the three months ended June 30, 2017. The decrease in net income for 2018 is primarily due to losses on foreclosed real estate and sales of securities during the quarter ended June 30, 2018.

Net interest income for the six-month periods ended June 30, 2018 and 2017. Net interest income increased $874,000 for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $906,000 for the six months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018, the average balance of interest-earning assets and their tax-equivalent yield were $719.8 million and 3.90%, respectively. During the same period in 2017, the average balance of those assets was $707.7 million and the tax-equivalent yield was 3.76%. The average tax-equivalent yield increased when comparing the two periods despite being negatively impacted by the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2017 as the yield would have been 3.96% for 2018 using the 34% federal corporate tax rate in effect for 2017 as opposed to the 21% rate in effect for 2018.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense increased $32,000 for the six months ended June 30, 2018 compared to the same period in 2017. The average balance of interest-bearing liabilities increased from $545.3 million for 2017 to $548.0 million for 2018. The average rate paid on interest-bearing liabilities increased from 0.26% to 0.27% when comparing the two periods. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis increased from 3.50% for the six months ended June 30, 2017 to 3.63% for the same period in 2018.

Net interest income for the three-month periods ended June 30, 2018 and 2017. Net interest income increased $436,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increases in interest-earning assets and the tax-equivalent yield on interest-earning assets.

Total interest income increased $485,000 for the three months ended June 30, 2018 compared to the same period in 2017. For the three months ended June 30, 2018, the average balance of interest-earning assets and their tax-equivalent yield were $728.6 million and 3.93%, respectively. During the same period in 2017, the average balance of those assets was $711.1 million and the tax-equivalent yield was 3.81%. The changes in balances and yields are primarily due to loan growth and an increase in short-term interest rates.

Total interest expense increased $49,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The average balance of interest-bearing liabilities increased from $543.9 million to $555.2 million when comparing the two periods and the average rate paid on those liabilities increased from 0.25% for the three months ended June 30, 2017 to 0.28% for the same period in 2018. As a result, the tax-equivalent interest rate spread increased from 3.56% for the three months ended June 30, 2017 to 3.65% for the three months ended June 30, 2018.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $467,000 for the six-month period ended June 30, 2017 to $513,000 for the same period in 2018 and from $256,000 for the three months ended June 30, 2017 to $316,000 for the three months ended June 30, 2018. The Bank recognized net charge-offs of $280,000 for the six months ended June 30, 2018 compared to $327,000 during the same period in 2017.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The allowance for loan losses was $3.9 million at June 30, 2018 and $3.6 million at December 31, 2017. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At June 30, 2018, nonperforming loans amounted to $2.4 million compared to $2.8 million at December 31, 2017. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $97,000 and $291,000 at June 30, 2018 and December 31, 2017, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2018 and December 31, 2017, nonaccrual loans amounted to $2.3 million and $2.5 million, respectively.

Noninterest income for the six-month periods ended June 30, 2018 and 2017. Noninterest income for the six months ended June 30, 2018 decreased $47,000 compared to the six months ended June 30, 2017. The decrease was primarily due to decreases in gains on the sale of securities and gains on the sale of loans of $156,000 and $81,000, respectively, when comparing the two periods, partially offset by a $164,000 increase in service charges on deposit accounts.

Noninterest income for the three-month periods ended June 30, 2018 and 2017. Noninterest income for the quarter ended June 30, 2018 decreased $120,000 to $1.7 million compared to the quarter ended June 30, 2017. The decrease was primarily due to $157,000 and $64,000 decreases in gains on the sale of securities and gains on the sale of loans, respectively. This was partially offset by a $56,000 increase in service charges on deposit accounts. Losses totaling $96,000 were recorded during the quarter ended June 30, 2018 due to the sale of certain municipal securities during the quarter.

Noninterest expense for the six-month periods ended June 30, 2018 and 2017. Noninterest expense for the six months ended June 30, 2018 increased $1.0 million compared to the same period in 2017 due primarily to increases in compensation and benefit expense, net losses on foreclosed real estate and data processing expense of $402,000, $310,000 and $182,000, respectively, when comparing the two periods.

Noninterest expense for the three-month periods ended June 30, 2018 and 2017. Noninterest expense for the quarter ended June 30, 2018 increased $894,000 compared to the quarter ended June 30, 2017 primarily due to increases in net loss on foreclosed real estate of $500,000, compensation and benefit expense of $228,000 and data processing expense of $86,000 when comparing the two periods.

Income tax expense. Income tax expense for the six-month period ended June 30, 2018 was $648,000, for an effective tax rate of 13.3%, compared to $1.4 million, for an effective tax rate of 26.5%, for the same period in 2017. For the three-month period ended June 30, 2018, income tax expense and the effective tax rate were $287,000 and 12.0%, respectively, compared to $835,000 and 27.6%, respectively, for the same period in 2017. The decrease is primarily due to the previously mentioned TCJA, the Bank’s investment in a tax credit entity during 2018 and an increase in nontaxable income.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2018, the Bank had cash and cash equivalents of $61.9 million and securities available-for-sale with a fair value of $251.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the IDFI, cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.1 million at June 30, 2018.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2018, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.6%, 14.0%, 14.0% and 14.7%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2018, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2018 and December 31, 2017 financial information:

	At June 30, 2018		At December 31, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$(142)	(0.53)%	$(160)	(0.62)%
200bp	(287)	(1.08)	(221)	(0.85)
100bp	(109)	(0.41)	(96)	(0.37)
Static	-	-	-	-
(100)bp	59	0.22	(584)	(2.25)

At June 30, 2018, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2017, all scenarios described would have resulted in a decrease of the Company’s net interest income over a one year horizon compared to a flat interest scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2018 and December 31, 2017 financial information:

	At June 30, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$107,508	$(2,299)	(2.09)%	14.93%	65	bp
200bp	109,056	(751)	(0.68)	14.81	53	bp
100bp	109,853	46	0.04	14.60	32	bp
Static	109,807	-	-	14.28	0	bp
(100)bp	104,202	(5,605)	(5.10)	13.27	(101	)bp

	At December 31, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$105,691	$(2,354)	(2.18)%	15.11%	75	bp
200bp	107,347	(698)	(0.65)	14.98	62	bp
100bp	108,056	11	0.01	14.71	35	bp
Static	108,045	-	-	14.36	0	bp
(100)bp	103,675	(4,370)	(4.05)	13.44	(92	)bp

The previous tables indicate that at June 30, 2018 and December 31, 2017 the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 or 300 basis point increase in prevailing interest rates and in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at June 30, 2018 and December 31, 2017, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were two shares purchased under the stock repurchase program during the quarter ended June 30, 2018. The maximum number of shares that may yet be purchased under the plan is 143,030.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits
	3.1	Articles of Incorporation of First Capital, Inc. (1)
	3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer
	101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.

(Registrant)

Dated August 8, 2018	BY: /s/William W. Harrod
William W. Harrod
President and CEO

Dated August 8, 2018	BY: /s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer