Form 10-Q
period 2018-09-30
FIRST CAPITAL INC
filed 2018-11-09
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes    X      No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ____	Accelerated Filer X	Non-accelerated Filer ____
Smaller Reporting Company ____	Emerging Growth Company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,356,144 shares of common stock were outstanding as of October 30, 2018.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Cash and due from banks	$22,322	$19,478
Interest bearing deposits with banks	2,660	730
Federal funds sold	25,169	5,707
Total cash and cash equivalents	50,151	25,915

Interest-bearing time deposits	8,935	9,258
Securities available for sale, at fair value	253,213	271,172
Securities-held to maturity	-	1
Loans, net	428,423	409,618
Loans held for sale	2,339	2,630
Federal Home Loan Bank and other restricted stock, at cost	1,988	1,979
Foreclosed real estate	3,142	3,971
Premises and equipment	14,443	15,031
Accrued interest receivable	2,689	2,694
Cash value of life insurance	8,011	7,279
Goodwill	6,472	6,472
Core deposit intangible	1,002	1,112
Other assets	9,733	1,824

Total Assets	$790,541	$758,956

LIABILITIES
Deposits:
Noninterest-bearing	$146,171	$129,828
Interest-bearing	555,908	534,734
Total deposits	702,079	664,562

Advances from Federal Home Loan Bank	-	10,000
Accrued interest payable	145	107
Accrued expenses and other liabilities	6,974	3,237
Total liabilities	709,198	677,906

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,782,933 shares (3,762,933 in 2017); outstanding 3,356,144 shares (3,336,964 in 2017)	38	38
Additional paid-in capital	40,263	39,515
Retained earnings-substantially restricted	56,413	51,972
Unearned stock compensation	(807)	(212)
Accumulated other comprehensive loss	(6,323)	(2,060)
Less treasury stock, at cost - 426,789 shares (425,969 in 2017)	(8,349)	(8,315)
Total First Capital, Inc. stockholders' equity	81,235	80,938

Noncontrolling interest in subsidiary	108	112
Total equity	81,343	81,050

Total Liabilities and Equity	$790,541	$758,956

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,896	$5,283	$16,755	$15,363
Securities:
Taxable	918	969	2,815	2,875
Tax-exempt	347	368	1,086	1,059
Federal Home Loan Bank dividends	21	20	75	53
Federal funds sold and interest bearing deposits with banks	251	88	529	299
Total interest income	7,433	6,728	21,260	19,649
INTEREST EXPENSE
Deposits	424	336	1,140	1,041
Advances from Federal Home Loan Bank	0	7	21	7
Total interest expense	424	343	1,161	1,048
Net interest income	7,009	6,385	20,099	18,601
Provision for loan losses	455	150	968	617
Net interest income after provision for loan losses	6,554	6,235	19,131	17,984
NONINTEREST INCOME
Service charges on deposit accounts	1,198	1,155	3,495	3,288
Commission income	84	106	302	351
Gain (loss) on sale of securities	-	(7)	(95)	54
Gain on sale of loans	320	417	850	1,028
Increase in cash surrender value of life insurance	51	41	179	154
Other income	45	36	229	182
Total noninterest income	1,698	1,748	4,960	5,057
NONINTEREST EXPENSE
Compensation and benefits	2,914	2,842	8,750	8,276
Occupancy and equipment	434	389	1,261	1,158
Data processing	784	696	2,292	2,022
Professional fees	203	190	562	522
Advertising	78	94	266	269
Net (gain) loss on foreclosed real estate	(185)	(66)	336	145
Other operating expenses	967	901	2,679	2,612
Total noninterest expense	5,195	5,046	16,146	15,004
Income before income taxes	3,057	2,937	7,945	8,037
Income tax expense	530	825	1,178	2,175
Net Income	2,527	2,112	6,767	5,862
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$2,524	$2,109	$6,757	$5,852

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.76	$0.63	$2.03	$1.76
Diluted	$0.76	$0.63	$2.03	$1.76

Dividends per share	$0.23	$0.22	$0.69	$0.64

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net Income	$2,527	$2,112	$6,767	$5,862

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,120)	(419)	(5,771)	2,937
Income tax (expense) benefit	279	161	1,436	(1,124)
Net of tax amount	(841)	(258)	(4,335)	1,813

Less: reclassification adjustment for realized (gains) losses included in net income	-	7	95	(54)
Income tax expense (benefit)	-	(3)	(23)	18
Net of tax amount	-	4	72	(36)

Other Comprehensive Income (Loss), net of tax	(841)	(254)	(4,263)	1,777

Comprehensive Income	1,686	1,858	2,504	7,639
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$1,683	$1,855	$2,494	$7,629

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2017	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

Net income	-	-	5,852	-	-	-	10	5,862

Other comprehensive income	-	-	-	1,777	-	-	-	1,777

Cash dividends	-	-	(2,136)	-	-	-	(14)	(2,150)

Stock compensation expense	-	-	-	-	65	-	-	65

Purchase of treasury shares	-	-	-	-	-	(18)	-	(18)

Balances at September 30, 2017	$38	$39,515	$50,767	$(500)	$(235)	$(8,315)	$108	$81,378

Balances at January 1, 2018	$38	$39,515	$51,972	$(2,060)	$(212)	$(8,315)	$112	$81,050

Net income	-	-	6,757	-	-	-	10	6,767

Other comprehensive loss	-	-	-	(4,263)	-	-	-	(4,263)

Cash dividends	-	-	(2,316)	-	-	-	(14)	(2,330)

Restricted stock grants	-	748	-	-	(748)	-	-	-

Stock compensation expense	-	-	-	-	153	-	-	153

Purchase of treasury shares	-	-	-	-	-	(34)	-	(34)

Balances at September 30, 2018	$38	$40,263	$56,413	$(6,323)	$(807)	$(8,349)	$108	$81,343

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$6,767	$5,862
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,277	1,296
Depreciation and amortization expense	927	915
Deferred income taxes	(242)	64
Stock compensation expense	153	65
Increase in cash value of life insurance	(179)	(154)
Gain on life insurance	(94)	(18)
(Gain) loss on sale of securities	95	(54)
Provision for loan losses	968	617
Proceeds from sales of loans	42,466	47,991
Loans originated for sale	(41,325)	(43,456)
Gain on sale of loans	(850)	(1,028)
Amortization of tax credit investment	247	-
Net realized and unrealized loss on foreclosed real estate	442	225
Decrease (increase) in accrued interest receivable	5	(232)
Increase (decrease) in accrued interest payable	38	(24)
Net change in other assets/liabilities	(252)	(379)
Net Cash Provided By Operating Activities	10,443	11,690

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest-bearing time deposits	(2,100)	(2,235)
Proceeds from maturities and sales of interest-bearing time deposits	2,423	6,675
Purchase of securities available for sale	(25,691)	(43,925)
Proceeds from maturities of securities available for sale	2,930	3,405
Proceeds from sales of securities available for sale	14,345	1,644
Principal collected on mortgage-backed obligations	19,425	19,336
Investment in cash value of life insurance	(1,000)	-
Net increase in loans receivable	(19,872)	(20,630)
Investment in tax credit entities	(691)	-
Proceeds from sale of foreclosed real estate	486	972
Purchase of Federal Home Loan Bank stock	(9)	(329)
Purchase of premises and equipment	(229)	(1,138)
Purchase of equity investment	(1,922)	-
Proceeds from settlement of bank-owned life insurance policies	545	804
Net Cash Used In Investing Activities	(11,360)	(35,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,517	862
Net increase (decrease) in advances from Federal Home Loan Bank	(10,000)	4,000
Purchase of treasury stock	(34)	(18)
Dividends paid	(2,330)	(2,150)
Net Cash Provided By Financing Activities	25,153	2,694

Net Increase (Decrease) in Cash and Cash Equivalents	24,236	(21,037)
Cash and cash equivalents at beginning of period	25,915	45,835
Cash and Cash Equivalents at End of Period	$50,151	$24,798

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2018, and the results of operations for the three months and nine months ended September 30, 2018 and 2017 and the cash flows for the nine months ended September 30, 2018 and 2017. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Debt securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2018 and December 31, 2017 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2018
Securities available for sale:
Agency mortgage-backed securities	$99,581	$1	$5,220	$94,362
Agency CMO	32,486	-	744	31,742
Other debt securities:
Agency notes and bonds	69,460	-	1,504	67,956
Municipal obligations	59,969	323	1,139	59,153

Total securities available for sale	$261,496	$324	$8,607	$253,213

December 31, 2017
Securities available for sale:
Agency mortgage-backed securities	$114,902	$-	$2,253	$112,649
Agency CMO	15,660	1	338	15,323
Other debt securities:
Agency notes and bonds	70,013	-	985	69,028
Municipal obligations	73,303	1,274	405	74,172

Total securities available for sale	$273,878	$1,275	$3,981	$271,172

Securities held to maturity:
Agency mortgage-backed securities	$1	$-	$-	$1

Total securities held to maturity	$1	$-	$-	$1

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

The amortized cost and fair value of debt securities as of September 30, 2018, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$21,718	$21,608
Due after one year through five years	58,618	57,178
Due after five years through ten years	31,003	30,385
Due after ten years	18,090	17,938
	129,429	127,109
Mortgage-backed securities and CMO	132,067	126,104

	$261,496	$253,213

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	6	$3,034	$86
Agency CMO	16	19,019	187
Agency notes and bonds	2	1,078	22
Muncipal obligations	37	17,808	323

Total less than twelve months	61	40,939	618

Continuous loss position more than twelve months:
Agency mortgage-backed securities	93	91,314	5,134
Agency CMO	22	11,613	557
Agency notes and bonds	21	66,878	1,482
Muncipal obligations	36	18,537	816

Total more than twelve months	172	188,342	7,989

Total securities available for sale	233	$229,281	$8,607

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

At September 30, 2018, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 3.6% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2018, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended September 30, 2018, the Company did not have any security sales. During the nine months ended September 30, 2018, the Company realized gross gains of $218,000 and gross losses of $307,000 on sales of available for sale municipal securities and gross losses of $6,000 on sales of U.S. government agency mortgage-backed CMO’s. During the three months ended September 30, 2017, the Company realized gross losses on sales of available for sale municipal securities of $7,000. During the nine months ended September 30, 2017, the Company realized gross gains on sales of available for sale agency mortgage backed securities and CMO’s of $58,000 and $3,000, respectively, and gross losses on sales of available for sale municipal securities of $7,000.

Certain available for sale debt securities were pledged to secure public fund deposits at September 30, 2018 and December 31, 2017.

Equity Security Investment

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. The equity investment is included in other assets on the consolidated balance sheet.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2018, the Company had five loans on which partial charge-offs of $97,000 had been recorded.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the overall loss factor and loss factor multiples for classified loans as of September 30, 2018 and December 31, 2017.

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

At September 30, 2018 and December 31, 2017, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $634,000 and $588,000, respectively.

Loans at September 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017

Real estate mortgage loans:
Residential	$138,299	$136,399
Land	22,270	18,198
Residential construction	30,228	28,854
Commercial real estate	106,298	100,133
Commercial real estate contruction	16,022	17,161
Commercial business loans	33,773	34,114
Consumer loans:
Home equity and second mortgage loans	52,139	49,802
Automobile loans	42,154	38,361
Loans secured by savings accounts	1,390	1,751
Unsecured loans	3,610	3,744
Other consumer loans	10,155	8,714
Gross loans	456,338	437,231
Less undisbursed portion of loans in process	(24,812)	(25,020)

Principal loan balance	431,526	412,211

Deferred loan origination fees, net	1,076	1,041
Allowance for loan losses	(4,179)	(3,634)

Loans, net	$428,423	$409,618

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2018:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$138,299	$22,270	$21,438	$106,298	$33,773	$52,139	$57,309	$431,526

Accrued interest receivable	497	126	48	251	113	228	235	1,498

Net deferred loan origination fees and costs	94	14	(6)	(41)	1	1,014	-	1,076

Recorded investment in loans	$138,890	$22,410	$21,480	$106,508	$33,887	$53,381	$57,544	$434,100

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,413	$96	$-	$347	$343	$35	$8	$3,242
Collectively evaluated for impairment	136,195	22,314	21,480	106,113	33,544	53,346	57,536	430,528
Acquired with deteriorated credit quality	282	-	-	48	-	-	-	330

Ending balance	$138,890	$22,410	$21,480	$106,508	$33,887	$53,381	$57,544	$434,100

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$160	$-	$-	$-	$53	$-	$-	$213
Collectively evaluated for impairment	595	161	217	1,317	417	691	568	3,966
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$755	$161	$217	$1,317	$470	$691	$568	$4,179

An analysis of the allowance for loan losses as of December 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$35	$-	$-	$-	$4	$13	$-	$52
Collectively evaluated for impairment	182	133	245	1,622	287	697	414	3,580
Acquired with deteriorated credit quality	2	-	-	-	-	-	-	2

Ending balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and nine months ended September 30, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2018
Beginning balance	$688	$148	$216	$1,306	$417	$607	$485	$3,867
Provisions for loan losses	71	13	1	8	55	89	218	455
Charge-offs	(5)	0	0	0	(2)	(8)	(180)	(195)
Recoveries	1	0	0	3	0	3	45	52

Ending balance	$755	$161	$217	$1,317	$470	$691	$568	$4,179

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2018
Beginning balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634
Provisions for loan losses	608	28	(28)	(340)	181	(19)	538	968
Charge-offs	(79)	0	0	0	(3)	(21)	(514)	(617)
Recoveries	7	0	0	35	1	21	130	194

Ending balance	$755	$161	$217	$1,317	$470	$691	$568	$4,179

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At September 30, 2018 and December 31, 2017, management applied qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. Had these qualitative factor adjustments not been considered, the allowance for loan losses based on historical loss factors would have been $2.4 million and $2.6 million lower at September 30, 2018 and December 31, 2017, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at September 30, 2018 and December 31, 2017.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. Had the adjustments for classified loans not been considered, the allowance for loan losses would have been $479,000 and $506,000 lower at September 30, 2018 and December 31, 2017, respectively. These factors were not adjusted during the period from December 31, 2017 to September 30, 2018.

Additional discussion of the Bank’s allowance for loan loss methodology can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2018 and for the three months and nine months ended September 30, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2018:

	At September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,159	$2,365	$0	$2,144	$7	$2,377	$19
Land	96	97	0	215	0	131	0
Construction	0	0	0	0	0	0	0
Commercial real estate	347	349	0	303	4	343	14
Commercial business	264	266	0	241	3	196	11
Home equity/2nd mortgage	35	43	0	56	0	62	1
Other consumer	8	8	0	8	0	6	1

	2,909	3,128	0	2,967	14	3,115	46

Loans with an allowance recorded:
Residential	254	274	160	255	0	250	0
Land	0	0	0	0	0	0	0
Construction	0	0	0	0	0	0	0
Commercial real estate	0	0	0	0	0	0	0
Commercial business	79	82	53	54	0	41	0
Home equity/2nd mortgage	0	0	0	0	0	7	0
Other consumer	0	0	0	0	0	0	0

	333	356	213	309	0	298	0

Total:
Residential	2,413	2,639	160	2,399	7	2,627	19
Land	96	97	0	215	0	131	0
Construction	0	0	0	0	0	0	0
Commercial real estate	347	349	0	303	4	343	14
Commercial business	343	348	53	295	3	237	11
Home equity/2nd mortgage	35	43	0	56	0	69	1
Other consumer	8	8	0	8	0	6	1

	$3,242	$3,484	$213	$3,276	$14	$3,413	$46

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Loans with no related allowance recorded:
Residential	$2,736	$7	$2,373	$20
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	366	5	758	13
Commercial business	63	0	69	0
Home equity/2nd mortgage	226	0	228	1
Other consumer	6	0	6	0

	3,397	12	3,434	34

Loans with an allowance recorded:
Residential	95	0	122	0
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	0	0	0	0
Commercial business	25	0	42	0
Home equity/2nd mortgage	32	0	22	0
Other consumer	17	0	17	0

	169	0	203	0

Total:
Residential	2,831	7	2,495	20
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	366	5	758	13
Commercial business	88	0	111	0
Home equity/2nd mortgage	258	0	250	1
Other consumer	23	0	23	0

	$3,566	$12	$3,637	$34

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$1,995	$217	$2,212	$2,298	$109	$2,407
Land	96	-	96	-	95	95
Construction	-	-	-	-	-	-
Commercial real estate	165	-	165	139	-	139
Commercial business	121	-	121	42	59	101
Home equity/2nd mortgage	35	-	35	57	-	57
Other consumer	-	8	8	-	28	28

Total	$2,412	$225	$2,637	$2,536	$291	$2,827

The following table presents the aging of the recorded investment in loans at September 30, 2018:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,879	$902	$1,390	$4,171	$134,437	$282	$138,890
Land	241	39	96	376	22,034	-	22,410
Construction	-	-	-	-	21,480	-	21,480
Commercial real estate	621	-	-	621	105,839	48	106,508
Commercial business	622	-	-	622	33,265	-	33,887
Home equity/2nd mortgage	208	-	35	243	53,138	-	53,381
Other consumer	183	59	8	250	57,294	-	57,544

Total	$3,754	$1,000	$1,529	$6,283	$427,487	$330	$434,100

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
September 30, 2018
Pass	$135,821	$22,199	$20,963	$103,714	$32,754	$53,295	$57,544	$426,290
Special Mention	136	66	517	1,665	722	-	-	3,106
Substandard	869	49	-	964	290	51	-	2,223
Doubtful	2,064	96	-	165	121	35	-	2,481
Loss	-	-	-	-	-	-	-	-

Total	$138,890	$22,410	$21,480	$106,508	$33,887	$53,381	$57,544	$434,100

December 31, 2017
Pass	$133,618	$18,003	$20,173	$97,219	$33,245	$50,919	$52,629	$405,806
Special Mention	348	157	861	1,362	734	-	161	3,623
Substandard	684	149	-	1,620	182	2	3	2,640
Doubtful	2,310	-	-	139	42	57	-	2,548
Loss	-	-	-	-	-	-	-	-

Total	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$350	$306	$656	$52	$487	$106	$593	$-
Commercial real estate	278	165	443	-	356	-	356	-
Commercial business	220	-	220	-	-	-	-	-
Home equity and 2nd mortgage	-	-	-	-	15	-	15	-

Total	$848	$471	$1,319	$52	$858	$106	$964	$-

At September 30, 2018 and December 31, 2017, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The following table summarizes information in regard to TDRs that were restructured during the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
		Pre-Modifcation	Post-Modifcation		Pre-Modifcation	Post-Modifcation
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)
Troubled debt restructurings:
Commercial business	1	$55	$55	2	$234	$234
Commercial real estate	1	94	94	1	94	94
Residential real estate	1	241	241	1	241	241

Total	3	$390	$390	4	$569	$569

For the TDRs listed above, the terms of modification included the deferral of contractual principal payments.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes information in regard to TDRs that were restructured during the three and nine months ended September 30, 2017:

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

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and nine months ended September 30, 2018 or 2017.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and nine months ended September 30, 2018 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(In thousands)	2018	2017

Residential real estate	$282	$350
Commercial real estate	48	48
Carrying amount	330	398
Allowance for loan losses	0	2
Carrying amount, net of allowance	$330	$396

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $530,000 and $625,000 at September 30, 2018 and December 31, 2017, respectively.

There was no allowance for loan losses related to PCI loans at September 30, 2018. The allowance for loan losses related to PCI loans was $2,000 at December 31, 2017. There was a $2,000 reduction of the allowance for loan losses related to PCI loans for the nine-month period ended September 30, 2018. There were no net provisions for loans losses related to PCI loans for the three-month period ended September 30, 2018. Provisions for loan losses related to PCI loans were $4,000 for the three-month and nine-month periods ended September 30, 2017.

Accretable yield, or income expected to be collected, is as follows for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Balance at beginning of period	$443	$223	$470	$252
New loans purchased	-	-	-	-
Accretion to income	(13)	(12)	(42)	(40)
Disposals and other adjustments	-	(1)	-	(18)
Reclassification (to) from nonaccretable difference	2	271	4	287

Balance at end of period	$432	$481	$432	$481

4.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At September 30, 2018, the balance of the Bank’s investment was $3.7 million and is reflected in other assets on the consolidated balance sheet. The unfunded commitment related to the qualified affordable housing project investment was $3.3 million at September 30, 2018 and is reflected in other liabilities on the consolidated balance sheet. The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The investment is accounted for using the proportional amortization method. During the three months ended September 30, 2018, the Bank recognized amortization expense of $82,000, which was included in income tax expense on the consolidated statement of income. Additionally, during the three months ended September 30, 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $98,000. During the nine months ended September 30, 2018, the Bank recognized amortization expense of $247,000, included in income tax expense on the consolidated statement of income and tax credits and other tax benefits from its qualified affordable housing project investment of $295,000.

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$2,524	$2,109	$6,757	$5,852

Shares:
Weighted average common shares outstanding	3,329,833	3,326,513	3,327,710	3,324,550

Net income attributable to First Capital, Inc. per common share, basic	$0.76	$0.63	$2.03	$1.76

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,524	$2,109	$6,757	$5,852

Shares:
Weighted average common shares outstanding	3,329,833	3,326,513	3,327,710	3,324,550
Add: Dilutive effect of restricted stock	4,971	3,036	5,820	4,561

Weighted average common shares outstanding, as adjusted	3,334,804	3,329,549	3,333,530	3,329,111

Net income attributable to First Capital, Inc. per common share, diluted	$0.76	$0.63	$2.03	$1.76

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month and nine-month periods ended September 30, 2018 and 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Stock-Based Compensation

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the Plan). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares.

At September 30, 2018, 184,000 shares of the Company’s common stock were available for issuance under the Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. The terms of the Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2018, no stock options had been granted under the Plan.

On February 20, 2018, the Company granted 20,000 restricted stock shares to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000. The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019. On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000 with a similar vesting schedule from July 1, 2016 through July 1, 2020. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2018 amounted to $47,000 and $153,000, respectively. Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2017 amounted to $23,000 and $66,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of September 30, 2018 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2018	10,500	$24.50
Granted	20,000	$37.42
Vested	4,200	$26.04
Forfeited	-	-

Nonvested at September 30, 2018	26,300	$34.08

There were 4,200 restricted shares that vested during the nine-month period ended September 30, 2018, upon the retirement of a director and the normal vesting schedule. The total fair value of restricted shares that vested during the nine-month period ended September 30, 2018 was $171,000. There were 3,500 restricted shares with a total fair value of $109,000 that vested during the nine-month period ended September 30, 2017. At September 30, 2018, there was $807,000 of total unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 4.75 years.

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash payments for:
Interest	$1,123	$1,072
Taxes (net of refunds received)	1,232	2,534

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	176	471
Proceeds from sales of foreclosed real estate financed through loans	-	15

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2018 and December 31, 2017. The Company had no liabilities measured at fair value as of September 30, 2018 or December 31, 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2018
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$94,362	$-	$94,362
Agency CMO	-	31,742	-	31,742
Agency notes and bonds	-	67,956	-	67,956
Municipal obligations	-	59,153	-	59,153
Total securities available for sale	$-	$253,213	$-	$253,213

Equity securities	$1,922	$-	$-	$1,922

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,253	$2,253
Land	-	-	96	96
Commercial real estate	-	-	347	347
Commercial business	-	-	290	290
Home equity and second mortgage	-	-	35	35
Other consumer	-	-	8	8
Total impaired loans	$-	$-	$3,029	$3,029

Loans held for sale	$-	$2,339	$-	$2,339

Foreclosed real estate:
Residential real estate	$-	$-	$33	$33
Commercial real estate	-	-	3,109	3,109
Total foreclosed real estate	$-	$-	$3,142	$3,142

December 31, 2017
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$112,649	$-	$112,649
Agency CMO	-	15,323	-	15,323
Agency notes and bonds	-	69,028	-	69,028
Municipal obligations	-	74,172	-	74,172
Total securities available for sale	$-	$271,172	$-	$271,172

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,872	$2,872
Commercial real estate	-	-	401	401
Commercial business	-	-	38	38
Home equity and second mortgage	-	-	60	60
Total impaired loans	$-	$-	$3,371	$3,371

Loans held for sale	$-	$2,630	$-	$2,630

Foreclosed real estate:
Residential real estate	$-	$-	$443	$443
Commercial real estate	-	-	3,528	3,528
Total foreclosed real estate	$-	$-	$3,971	$3,971

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

Securities Available for Sale and Equity Securities. Securities classified as available for sale and equity securities are reported at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service.  These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect. Changes in fair value of equity securities are recorded in noninterest income on the consolidated statement of income.

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At September 30, 2018 and December 31, 2017, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 14% to 100%, with a weighted average discount of 81%. At December 31, 2017, the discount from appraised value ranged from 14% to 62%, with a weighted average discount of 39%. The Company recognized provisions for loan losses of $188,000 and $13,000 for the nine months ended September 30, 2018 and 2017, respectively, for impaired loans. The Company recognized provisions for loan losses of $51,000 and $8,000 for the three months ended September 30, 2018 and September 30, 2017, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2018, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 10% to 79%, with a weighted average of 51%. At December 31, 2017, the discount from appraised value ranged from 17% to 75%, with a weighted average of 45%. The Company recognized losses of $419,000 to write down foreclosed real estate for the nine months ended September 30, 2018. There were no charges to write down foreclosed real estate recognized in income for the three months ended September 30, 2018. The Company recognized losses of $228,000 to write down foreclosed real estate for the nine months ended September 30, 2017 and there were no charges to write down foreclosed real estate recognized in income for the three months ended September 30, 2017.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2018 and 2017. There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2018 and 2017. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine month periods ended September 30, 2018 and 2017.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2018
Financial assets:
Cash and cash equivalents	$50,151	$50,151	$50,151	$-	$-
Interest-bearing time deposits	8,935	8,862	-	8,862	-
Securities available for sale	253,213	253,213	-	253,213	-
Loans held for sale	2,339	2,389	-	2,389	-
Loans, net	428,423	421,822	-	-	421,822
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,689	2,689	-	2,689	-
Equity securities (included in other assets)	1,922	1,922	1,922	-	-

Financial liabilities:
Deposits	702,079	699,983	-	-	699,983
Accrued interest payable	145	145	-	145	-

December 31, 2017:
Financial assets:
Cash and cash equivalents	$25,915	$25,915	$25,915	$-	$-
Interest-bearing time deposits	9,258	9,220	-	9,220	-
Securities available for sale	271,172	271,172	-	271,172	-
Securities held to maturity	1	1	-	1	-
Loans held for sale	2,630	2,678	-	2,678	-
Loans, net	409,618	404,931	-	-	404,931
FHLB and other restricted stock	1,979	N/A	N/A	N/A	N/A
Accrued interest receivable	2,694	2,694	-	2,694	-

Financial liabilities:
Deposits	664,562	663,006	-	-	663,006
FHLB advances	10,000	10,000	-	10,000	-
Accrued interest payable	107	107	-	107	-

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

Investment Securities and Interest-Bearing Time Deposits

For marketable equity securities, the fair values are based on quoted market prices. For debt securities and interest-bearing time deposits, the Company obtains fair value measurements from an independent pricing service and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For FHLB stock, a restricted equity security, and other restricted stock, it is not practical to determine the fair value due to restrictions place on transferability.

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

All of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Service charges on deposit accounts	$1,198	$1,155	$3,495	$3,288
Investment advisory income	84	106	302	351
Other	10	9	31	29
Revenue from contracts with customers	1,292	1,270	3,828	3,668

Gain on sale of loans and securities	320	410	755	1,082
Increase in cash value of life insurance	51	41	179	154
Other	35	27	198	153
Other noninterest income	406	478	1,132	1,389

Total noninterest income	$1,698	$1,748	$4,960	$5,057

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10 – continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance, but does not expect the adoption of this update to have a material impact on the Company’s consolidated financial position or results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine months ended September 30, 2018, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Condition

Total assets increased $31.5 million from $759.0 million at December 31, 2017 to $790.5 million at September 30, 2018, an increase of 4.2%.

Net loans receivable (excluding loans held for sale) increased $18.8 million from $409.6 million at December 31, 2017 to $428.4 million at September 30, 2018. Commercial real estate loans, other consumer loans and land loans increased $6.2 million, $4.7 million and $4.1 million, respectively, during the nine months ended September 30, 2018. In addition to internal loan growth during the year, the Company also acquired $13.1 million in loans during September 2018 from another financial institution consisting of residential mortgage loans of $9.2 million, commercial real estate loans of $1.3 million, commercial business loans of $529,000 and other consumer loans of $2.1 million.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Securities available for sale decreased $18.0 million from $271.2 million at December 31, 2017 to $253.2 million at September 30, 2018. Purchases of $25.7 million of securities classified as available for sale were made during the nine months ended September 30, 2018 and consisted primarily of municipal bonds and U.S. government agency notes and bonds and mortgage-backed securities. Principal repayments and maturities of available for sale securities totaled $19.4 million and $2.9 million, respectively, during the nine months ended September 30, 2018. Municipal bonds and U.S. government agency mortgage-backed CMO’s with a value of $14.4 million were sold during the nine months ended September 30, 2018. In addition, unrealized losses on securities available for sale increased $5.8 million during the nine months ended September 30, 2018.

Cash and cash equivalents increased from $25.9 million at December 31, 2017 to $50.2 million at September 30, 2018, primarily due to excess liquidity from increases in deposit balances and sales and principal repayments of securities, partially offset by the increase in loans.

Total deposits increased 5.7% from $664.6 million at December 31, 2017 to $702.1 million at September 30, 2018. Interest bearing checking accounts, noninterest-bearing checking accounts and savings accounts increased $17.6 million, $16.3 million and $7.6 million, respectively, during the nine months ended September 30, 2018 primarily due to new accounts and normal balance fluctuations, while time deposits decreased $4.1 million during the period.

FHLB borrowings decreased $10.0 million from December 31, 2017 to September 30, 2018 as the Bank paid off all outstanding advances during the period.

Total stockholders' equity attributable to the Company increased from $80.9 million at December 31, 2017 to $81.2 million at September 30, 2018, primarily due to a $4.4 million increase in retained net income partially offset by a $4.3 million increase the net unrealized loss on available for sale securities during the nine months ended September 30, 2018. The increase in the net unrealized loss on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the nine-month periods ended September 30, 2018 and 2017. Net income attributable to the Company was $6.8 million ($2.03 per share) for the nine months ended September 30, 2018 compared to $5.9 million ($1.76 per share) for the same time period in 2017. The increase is primarily due to an increase in net interest income after provision for loan losses and a decrease in income tax expense, partially offset by an increase in noninterest expense.

Net income for the three-month periods ended September 30, 2018 and 2017. Net income attributable to the Company was $2.5 million ($0.76 per share) for the three months ended September 30, 2018 compared to $2.1 million ($0.63 per share) for the three months ended September 30, 2017. The increase for 2018 is primarily due to an increase in net interest income after provision for loan losses and a decrease in income tax expense, partially offset by an increase in noninterest expense.

Net interest income for the nine-month periods ended September 30, 2018 and 2017. Net interest income increased $1.5 million for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to increases in interest-earning assets and the interest rate spread.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income increased $1.6 million for the nine months ended September 30, 2018 compared to the same period in 2017. For the nine months ended September 30, 2018, the average balance of interest-earning assets and their tax-equivalent yield were $726.3 million and 3.96%, respectively. During the same period in 2017, the average balance of those assets was $708.8 million and the tax-equivalent yield was 3.80%. The increase in the average tax-equivalent yield was due to increases in short-term interest rates and growth in the loan portfolio which carries a higher yield than investment securities.

Total interest expense increased $113,000 for the nine months ended September 30, 2018 compared to the same period in 2017. The average balance of interest-bearing liabilities increased from $542.6 million for 2017 to $550.3 million for 2018. The average rate paid on interest-bearing liabilities increased from 0.26% to 0.28% when comparing the two periods. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis increased from 3.54% for the nine months ended September 30, 2017 to 3.68% for the same period in 2018.

Net interest income for the three-month periods ended September 30, 2018 and 2017. Net interest income increased $624,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increases in interest-earning assets and the tax-equivalent yield on interest-earning assets.

Total interest income increased $705,000 for the three months ended September 30, 2018 compared to the same period in 2017. For the three months ended September 30, 2018, the average balance of interest-earning assets and their tax-equivalent yield were $739.4 million and 4.08%, respectively. During the same period in 2017, the average balance of those assets was $711.0 million and the tax-equivalent yield was 3.90%. The changes in balances and yields are primarily due to loan growth and an increase in short-term interest rates.

Total interest expense increased $81,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The average balance of interest-bearing liabilities increased from $537.3 million to $554.9 million when comparing the two periods and the average rate paid on those liabilities increased from 0.25% for the three months ended September 30, 2017 to 0.31% for the same period in 2018. As a result, the tax-equivalent interest rate spread increased from 3.65% for the three months ended September 30, 2017 to 3.77% for the three months ended September 30, 2018.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $617,000 for the nine-month period ended September 30, 2017 to $968,000 for the same period in 2018 and from $150,000 for the three months ended September 30, 2017 to $455,000 for the three months ended September 30, 2018. The Bank recognized net charge-offs of $423,000 for the nine months ended September 30, 2018 compared to $466,000 during the same period in 2017.

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

The allowance for loan losses was $4.2 million at September 30, 2018 and $3.6 million at December 31, 2017. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At September 30, 2018, nonperforming loans amounted to $2.6 million compared to $2.8 million at December 31, 2017. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $225,000 and $291,000 at September 30, 2018 and December 31, 2017, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At September 30, 2018 and December 31, 2017, nonaccrual loans amounted to $2.4 million and $2.5 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2018 and 2017. Noninterest income for the nine months ended September 30, 2018 decreased $97,000 compared to the nine months ended September 30, 2017. The decrease was primarily due to decreases in gains on the sale of loans and gains on the sale of securities of $178,000 and $149,000, respectively, when comparing the two periods, partially offset by a $207,000 increase in service charges on deposit accounts. Losses totaling $96,000 were recorded during 2018 due to the sale of certain municipal securities.

Noninterest income for the three-month periods ended September 30, 2018 and 2017. Noninterest income for the quarter ended September 30, 2018 decreased $50,000 compared to the quarter ended September 30, 2017. The decrease was primarily due to a $97,000 decrease in gains on the sale of loans. This was partially offset by a $43,000 increase in service charges on deposit accounts.

Noninterest expense for the nine-month periods ended September 30, 2018 and 2017. Noninterest expense for the nine months ended September 30, 2018 increased $1.1 million compared to the same period in 2017 due primarily to increases in compensation and benefit expense, data processing expense and net losses on foreclosed real estate of $474,000, $270,000 and $191,000, respectively, when comparing the two periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended September 30, 2018 and 2017. Noninterest expense for the quarter ended September 30, 2018 increased $149,000 compared to the quarter ended September 30, 2017 primarily due to increases in data processing expense of $88,000 and compensation and benefit expense of $72,000 when comparing the two periods. This was partially offset by a $119,000 increase in net gains on foreclosed real estate.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2018 was $1.2 million, for an effective tax rate of 14.8%, compared to $2.2 million, for an effective tax rate of 27.1%, for the same period in 2017. For the three-month period ended September 30, 2018, income tax expense and the effective tax rate were $530,000 and 17.3%, respectively, compared to $825,000 and 28.1%, respectively, for the same period in 2017. The decrease is primarily due to the Tax Cuts and Jobs Act signed into law on December 22, 2017 and the Bank’s investment in a tax credit entity during 2018.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2018, the Bank had cash and cash equivalents of $50.2 million and securities available-for-sale with a fair value of $253.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the IDFI, cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.8 million at September 30, 2018.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of September 30, 2018, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.5%, 13.7%, 13.7% and 14.5%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At September 30, 2018, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2018 and December 31, 2017 financial information:

	At September 30, 2018		At December 31, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$504	1.85%	$(160)	(0.62)%
200bp	125	0.46	(221)	(0.85)
100bp	99	0.36	(96)	(0.37)
Static	-	-	-	-
(100)bp	337	1.23	(584)	(2.25)

At September 30, 2018, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% or an immediate and sustained decrease in rates of 1.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2017, all scenarios described would have resulted in a decrease of the Company’s net interest income over a one year horizon compared to a flat interest scenario.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2018 and December 31, 2017 financial information:

	At September 30, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$114,415	$1,035	0.91%	15.88%	116	bp
200bp	114,873	1,493	1.32	15.59	87	bp
100bp	114,603	1,223	1.08	15.21	49	bp
Static	113,380	-	-	14.72	0	bp
(100)bp	109,965	(3,415)	(3.01)	13.99	(73	)bp

	At December 31, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$105,691	$(2,354)	(2.18)%	15.11%	75	bp
200bp	107,347	(698)	(0.65)	14.98	62	bp
100bp	108,056	11	0.01	14.71	35	bp
Static	108,045	-	-	14.36	0	bp
(100)bp	103,675	(4,370)	(4.05)	13.44	(92	)bp

The previous tables indicate that at September 30, 2018 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. At December 31, 2017, the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 or 300 basis point increase in prevailing interest rates and in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Alternatively, at December 31, 2017 the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through
July 31, 2018	818	41.57	818	142,212

August 1 through
August 31, 2018	0	N/A	0	142,212

September 1 through
September 30, 2018	0	N/A	0	142,212

Total	818	41.57	818

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

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated November 9, 2018	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated November 9, 2018	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer