Form 10-K
period 2018-12-31
FIRST CAPITAL INC
filed 2019-03-13
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $133.5 million, based upon the closing price of $41.55 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2018.

The number of shares outstanding of the registrant’s common stock as of March 1, 2019 was 3,364,494.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

SIGNATURES

i

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. First Capital, Inc. also may make forward-looking statements in its other documents filed or furnished with the SEC. In addition, First Capital, Inc.’s senior management may make forward-looking statements orally to investors and others. These statements are not historical facts, rather statements based on First Capital, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “could,” “should,” “will” “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to First Capital, Inc.’s actual results, performance and achievements to materially differ from those expressed or implied by the forward-looking statements. Factors which could affect actual results include, but are not limited to, interest rate trends and changes in monetary and fiscal policies of the federal government; the general economic climate in the specific market area in which First Capital Inc. operates, as well as nationwide; the ability of First Capital, Inc. to execute its business plan; First Capital Inc.’s ability to control costs and expenses; competitive products and pricing; deposit flows; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in First Capital, Inc.’s filings with the Securities and Exchange Commission. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by First Capital, Inc. or on its behalf. Any forward-looking statements made by or on behalf of First Capital, Inc. speak only as of the date they are made, and except to the extent required by applicable law First Capital, Inc. does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. The reader should, however, consult any further disclosures of a forward-looking nature First Capital, Inc. may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

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

On September 20, 2017, the Bank filed applications with the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert from a federal savings association into an Indiana chartered commercial bank (the “Conversion”). The Conversion has been completed and, as of June 30, 2018, the IDFI is the Bank’s primary regulator and the FDIC is the Bank’s primary federal regulator. The Conversion did not affect the Bank’s clients in any way and did not affect FDIC deposit insurance on eligible accounts as the Bank’s deposits are federally insured by the FDIC under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

			At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$136,445	29.41%	$136,399	31.20%	$137,842	34.23%	$147,933	40.32%	$106,679	34.61%
Land	22,607	4.88	18,198	4.16	13,895	3.45	12,962	3.53	11,028	3.58
Commercial real estate	107,445	23.16	100,133	22.90	96,462	23.95	84,493	23.03	78,314	25.40
Residential construction(2)	31,459	6.78	28,854	6.60	29,561	7.34	16,391	4.47	10,347	3.36
Commercial real estate construction	20,591	4.44	17,161	3.92	8,921	2.22	1,090	0.30	1,422	0.46
Total mortgage loans	318,547	68.67	300,745	68.78	286,681	71.19	262,869	71.65	207,790	67.41

Consumer Loans:
Home equity and second mortgage loans	51,731	11.15	49,802	11.39	42,908	10.65	38,476	10.49	37,513	12.17
Automobile loans	42,124	9.08	38,361	8.78	34,279	8.51	28,828	7.86	25,274	8.20
Loans secured by savings accounts	1,399	0.30	1,751	0.40	1,879	0.47	2,096	0.57	1,018	0.33
Unsecured loans	3,638	0.79	3,744	0.86	3,912	0.97	4,350	1.18	3,316	1.07
Other(3)	10,169	2.19	8,714	1.99	9,025	2.24	7,210	1.96	5,075	1.65
Total consumer loans	109,061	23.51	102,372	23.42	92,003	22.84	80,960	22.06	72,196	23.42

Commercial business loans	36,297	7.82	34,114	7.80	24,056	5.97	23,095	6.29	28,282	9.17
Total gross loans	463,905	100.00%	437,231	100.00%	402,740	100.00%	366,924	100.00%	308,268	100.00%
Less:
Due to borrowers on loans in process	26,675		25,020		19,037		4,926		3,325
Deferred loan fees net of direct costs	(1,095)		(1,041)		(837)		(583)		(506)
Allowance for loan losses	4,065		3,634		3,386		3,415		4,846
Total loans, net	$434,260		$409,618		$381,154		$359,166		$300,603

____________

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $29.5 million, or 21.6% of the residential loan portfolio at December 31, 2018. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2018, the Bank originated and funded $54.3 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2018, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $7.7 million and outstanding balances of $5.2 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Commercial Real Estate Loans. Commercial real estate loans are generally secured by small retail stores, professional office space and, in certain instances, farm properties. Commercial real estate loans are generally originated with a loan-to-value ratio not to exceed 75% of the appraised value of the property. Property appraisals are performed by independent appraisers approved by the Bank’s board of directors. The Bank seeks to originate commercial real estate loans at variable interest rates based on the prime lending rate or the United States Treasury Bill rate for terms ranging from ten to 20 years and with interest rate adjustment intervals of one to five years. The Bank also originates fixed-rate balloon loans with a short maturity, but a longer amortization schedule.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $48.1 million at December 31, 2018, of which $25.3 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$14,582	$19,501	$18,325	$33,476	$23,213	$27,348	$136,445
Commercial real estate and land loans(1)	35,027	24,097	16,721	40,477	21,312	13,009	150,643
Residential construction(2)	31,459	0	0	0	0	0	31,459
Consumer loans	21,792	27,024	17,658	3,631	6,913	32,043	109,061
Commercial business	12,676	9,087	4,559	3,299	294	6,382	36,297
Total gross loans	$115,536	$79,709	$57,263	$80,883	$51,732	$78,782	$463,905

__________________________

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2019, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$55,375	$66,488
Commercial real estate and land loans	20,793	94,823
Residential construction	0	0
Consumer loans	40,662	46,607
Commercial business	12,664	10,957
Total gross loans	$129,494	$218,875

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $5.9 million at December 31, 2018.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2018, the Bank had outstanding letters of credit of $1.3 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $1.1 million of net deferred loan costs at December 31, 2018.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2018, the Bank had commitments to originate $571,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. However, at December 31, 2018, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$2,290	$2,298	$1,634	$1,648	$919
Commercial real estate(2)	523	139	924	2,291	449
Commercial business	207	42	142	167	1,642
Consumer	35	57	246	116	129
Total	3,055	2,536	2,946	4,222	3,139

Accruing loans past due 90 days or more:
Residential real estate(1)	0	109	55	271	68
Commercial real estate(2)	0	95	0	75	0
Commercial business	0	59	0	0	0
Consumer	2	28	23	9	17
Total	2	291	78	355	85
Total nonperforming loans	3,057	2,827	3,024	4,577	3,224

Foreclosed real estate, net	3,142	3,971	4,674	4,890	78

Total nonperforming assets	$6,199	$6,798	$7,698	$9,467	$3,302

Total nonperforming loans to net loans	0.70%	0.69%	0.79%	1.27%	1.07%

Total nonperforming loans to total assets	0.38%	0.37%	0.41%	0.64%	0.68%

Total nonperforming assets to total assets	0.78%	0.90%	1.04%	1.32%	0.70%

______________________________ (1) Includes residential construction loans. (2) Includes commercial real estate construction and land loans.

The increase in nonperforming assets from December 31, 2014 to December 31, 2015 is primarily due to the acquisition of Peoples in December 2015. At December 31, 2015, nonperforming assets acquired from Peoples included nonaccrual loans of $1.7 million, accruing loans past due 90 days or more of $346,000 and foreclosed real estate of $4.3 million. At December 31, 2016, nonperforming assets acquired from Peoples included nonaccrual loans of $1.4 million and foreclosed real estate of $4.0 million while at December 31, 2017, those declined to $1.1 million, $65,000 and $3.8 million, respectively. At December 31, 2018, nonperforming assets acquired from Peoples included nonaccrual loans of $1.0 million and foreclosed real estate of $3.1 million.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2018. The Bank would have recorded interest income of $168,000 for the year ended December 31, 2018 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank generally does not forgive principal or interest on restructured loans. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2018, TDRs totaled $1.4 million with $44,000 in related allowance for loan losses on TDRs. TDRs on nonaccrual status totaling $673,000 at December 31, 2018 are included in the nonperforming loans totals above. TDRs performing according to their restructured terms and on accrual status totaled $703,000 at December 31, 2018. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding TDRs.

Classified Assets. The IDFI and FDIC have adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have the authority to identify additional problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution charges off an amount equal to 100% of the portion of the asset classified as loss. The regulations also provide for a “special mention” category, described as assets which do not currently expose the institution to sufficient risk to warrant adverse classification, but have potential weaknesses that deserve management’s close attention.

At December 31, 2018, the Bank had $3.1 million in doubtful loans and $2.6 million in substandard loans. In addition, the Bank identified $2.5 million in loans as special mention loans at December 31, 2018.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2018, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2018, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 20% to 62%, with a weighted average discount of 39%.

An insured institution is required to establish and maintain an allowance for loan losses at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowance is subject to review by the banking regulators, which can order the establishment of additional general loss allowances. The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

At December 31, 2018, 2017 and 2016, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2018	2017	2016
	(Dollars in thousands)
Classified assets:
Loss	$—	$—	$—
Doubtful	3,126	2,548	3,317
Substandard	2,569	2,640	6,863
Special mention	2,510	3,623	3,087

At December 31, 2016, classified assets acquired from Peoples included loans classified as doubtful, substandard and special mention of $2.0 million, $236,000 and $132,000, respectively. At December 31, 2017, those totals had decreased to $1.2 million, $156,000 and $325,000, respectively, and at December 31, 2018, those totals were $1.0 million, $62,000 and $963,000, respectively.

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2018	2017	2016
	(Dollars in thousands)

Impaired loans with related allowance	$252	$255	$313
Impaired loans with no allowance	3,533	3,168	3,394
Total impaired loans	$3,785	$3,423	$3,707

Allowance for loan losses:
Related to impaired loans	$48	$52	$85
Related to other loans	4,017	3,582	3,301

See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense as a component of net loss on foreclosed real estate. At December 31, 2018, the Bank had foreclosed real estate totaling $3.1 million. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter. Management applies a systematic methodology that incorporates its current judgments about the credit quality of the loan portfolio. In addition, the IDFI and FDIC, as an integral part of the examination process, periodically reviews the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on its judgments about information available to it at the time of its examination.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2018, the Company’s specific allowances totaled $48,000.

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

At December 31, 2018, management applied qualitative factor adjustments to various portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $3.1 million. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2018.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans. The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $333,000 at December 31, 2018.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Allowance at beginning of period	$3,634	$3,386	$3,415	$4,846	$4,922
Provision for loan losses	1,168	915	645	50	190
	4,802	4,301	4,060	4,896	5,112

Recoveries:
Residential real estate	9	33	58	11	7
Commercial real estate and land	75	79	54	34	6
Commercial business	1	7	14	9	17
Consumer	205	150	118	144	324
Total recoveries	290	269	244	198	354

Charge-offs:
Residential real estate	258	74	118	128	140
Commercial real estate and land	0	3	91	0	0
Commercial business	51	140	264	1,205	6
Consumer	718	719	445	346	474
Total charge-offs	1,027	936	918	1,679	620
Net (charge-offs) recoveries	(737)	(667)	(674)	(1,481)	(266)
Balance at end of period	$4,065	$3,634	$3,386	$3,415	$4,846

Ratio of allowance to total loans outstanding at the end of the period	0.93%	0.88%	0.88%	0.94%	1.59%

Ratio of net charge-offs to average loans outstanding during the period	0.17%	0.17%	0.18%	0.48%	0.09%

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

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)

Residential real estate(1)	$917	36.19%	$464	37.80%	$460	41.57%	$574	44.79%	$669	37.97%
Commercial real estate and land loans(2)	1,563	32.48	1,755	30.98	1,726	29.62	1,698	26.86	1,702	29.44
Commercial business	459	7.82	291	7.80	198	5.97	261	6.29	1,480	9.17
Consumer	1,126	23.51	1,124	23.42	1,002	22.84	882	22.06	995	23.42
Total allowance for loan losses	$4,065	100.00%	$3,634	100.00%	$3,386	100.00%	$3,415	100.00%	$4,846	100.00%

__________________________

(1) Includes residential construction loans.

(2) Includes commercial real estate construction loans.

Investment Activities

As an Indiana chartered commercial bank, the Bank has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the applicable FHLB, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, the Bank may also invest a portion of its assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. The Bank is also required to maintain minimum levels of liquid assets that vary from time to time. The Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Of the Bank’s total mortgage-backed securities portfolio at December 31, 2018, securities with a market value of $14,000 have adjustable rates as of that date.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2018, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2018				2017				2016
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Mortgage-backed securities (3)	$0	$0	0.00	0.00%	$1	$1	0.01	2.07%	$2	$2	0.01	2.01%
	$0	$0	0.00%		$1	$1	0.01%		$2	$2	0.01%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$25,628	$25,755	9.67%	1.25%	$996	$1,000	0.35%	1.22%	$2,498	$2,497	0.96%	0.89%
Due after one year through five years	48,876	49,706	18.66	1.63%	68,032	69,013	25.20	1.36%	65,935	66,677	25.71	1.32%
Due after five years through ten years	0	0	0.00	0.00%	0	0	0.00	0.00%	229	233	0.09	1.68%
Due after ten years through fifteen years	0	0	0.00	0.00%	0	0	0.00	0.00%	0	0	0.00	0.00%

Mortgage-backed securities and CMOs (3)	124,249	127,968	48.03	2.11%	127,972	130,562	47.67	1.84%	124,265	126,786	48.87	1.66%

Municipal:
Due in one year or less	2,450	2,449	0.92	3.09%	1,640	1,642	0.60	1.82%	551	550	0.21	5.34%
Due after one year through five years	8,609	8,613	3.23	3.00%	8,311	8,296	3.03	2.81%	9,832	9,804	3.78	3.47%
Due after five years through ten years	33,890	34,062	12.78	2.98%	29,611	29,553	10.79	2.86%	18,250	18,459	7.12	3.55%
Due after ten years	18,139	17,884	6.71	3.82%	34,610	33,812	12.35	3.97%	34,210	34,376	13.25	4.26%

	$261,841	$266,437	100.00%		$271,172	$273,878	99.99%		$255,770	$259,382	99.99%

____________________________
(1)	Weighted average yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 21% as of December 31, 2018 and 2017 and 34% as of December 31, 2016. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.

(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and CMOs may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distribution of time deposits of $100,000 or more as of December 31, 2018.

Maturity Period	Amount at December 31, 2018
(Dollars in thousands)

Three months or less	$2,175
Over three through six months	1,324
Over six through 12 months	3,116
Over 12 months	14,873
Total	$21,488

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2018			2017			2016
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$143,249	20.42%	$13,421	$129,828	19.54%	$8,524	$121,304	18.25%	$(3,755)
NOW accounts	253,509	36.13	20,384	233,125	35.08	(3,548)	236,673	35.61	27,996
Savings accounts	175,226	24.97	6,838	168,388	25.34	9,733	158,655	23.87	14,423
Money market accounts	60,691	8.65	1,116	59,575	8.96	(3,283)	62,858	9.46	445
Fixed rate time deposits which mature:
Within one year	28,321	4.04	(12,300)	40,621	6.11	(8,593)	49,214	7.41	388
After one year, but within three years	29,034	4.14	9,791	19,243	2.90	(5,843)	25,086	3.77	(12,506)
After three years, but within five years	11,469	1.63	(2,186)	13,655	2.05	2,925	10,730	1.61	460
After five years	0	0.00	0	0	0.00	0	0	0.00	0
Club accounts	147	0.02	20	127	0.02	(3)	130	0.02	22
Total	$701,646	100.00%	$37,084	$664,562	100.00%	$(88)	$664,650	100.00%	$27,473

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2018.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)

0.00% — 0.99%	$26,253	$11,818	$5,654	$0	$43,725	63.53%
1.00% — 1.99%	1,914	14,636	2,709	0	19,259	27.98
2.00% — 2.99%	154	2,580	3,106	0	5,840	8.49
3.00% — 3.99%	0	0	0	0	0	0.00
4.00% — 4.99%	0	0	0	0	0	0.00
5.00% — 5.99%	0	0	0	0	0	0.00
6.00% — 6.99%	0	0	0	0	0	0.00
Total	$28,321	$29,034	$11,469	$0	$68,824	100.00%

Borrowings. The Bank relies upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by certain first mortgage loans. The Bank also uses retail repurchase agreements as a source of borrowings.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB generally limits advances to 20% of a member’s assets, and short-term borrowing of less than one year may not exceed 10% of the institution’s assets. The FHLB determines specific lines of credit for each member institution.

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Maximum balance at any month end	$7,000	$10,000	$0

Average balance	1,178	1,185	0

Period end balance	0	10,000	0

Weighted average interest rate:
At end of period	0.00%	1.67%	0.00%

During the period	1.78%	1.52%	0.00%

The Bank also has an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2018, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2018.

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

Personnel

As of December 31, 2018, the Bank had 171 full-time employees and 39 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

As a financial holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board” or “FRB”). The Bank, an insured Indiana chartered commercial bank, is subject to extensive regulation, examination and supervision by the IDFI as its primary regulator and the FDIC, as its primary federal regulator and as the deposit insurer.

The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with its regulatory agencies concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The IDFI and FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the IDFI, FDIC, FRB or Congress, could have a material adverse impact on the Company, the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank. The IDFI and FDIC are the agencies that are primarily responsible for the regulation and supervision of Indiana chartered commercial banks, such as the Bank however, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the FRB. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The summary of statutory provisions and regulations applicable to banks and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual laws and regulations.

Basel III Capital Rules

In July 2013, the federal banking agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and depository institutions, including the Company and the Bank, compared to the former U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective on January 1, 2015 (subject to a phase-in period).

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

Management believes that, as of December 31, 2018, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Holding Company Regulation

General. The Company is a financial holding company within the meaning of federal law. As such, the Company is registered with the FRB and subject to FRB regulations, examination, supervision and reporting requirements. The supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for the benefit of the Company’s shareholders. Significant elements of the laws and regulations applicable to the Company and its subsidiaries are described below. The descriptions are not intended to be complete and are qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described.

The Dodd-Frank Act.  On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, some of which are described in more detail below.  The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. Because full implementation of the Dodd-Frank Act will occur over several years and there have been related acts that have lessened its impact, as explained below, it is difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally

The Volcker Rule.  The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. Although the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Bank, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

Regulatory Relief Act. In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, which modified and removed certain financial reform rules and regulations, including some implemented under the Dodd-Frank Act. Of particular significance for financial institutions and their holding companies with total consolidated assets of less than $10 billion, the Regulatory Relief Act directs the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% to 10% to replace the leverage and risk-based regulatory capital ratios. The Dodd-Frank Act originally mandated certain enhanced prudential standards for bank holding companies with greater than $50 billion in total consolidated assets as well as company-run stress tests for firms with greater than $10 billion in assets. The Regulatory Relief Act exempted bank holding companies under $100 billion in assets from these requirements immediately upon enactment. The Regulatory Relief Act also exempted bank holding companies under $100 billion in total assets from the Dodd-Frank Act requirements for supervisory stress tests and company-run stress-tests. The Company will continue to evaluate the potential impacts of the Dodd-Frank Act and the Regulatory Relief Act.

Activities Restrictions. The Company is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision and regulation of the FRB under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act generally limits the business in which a bank holding company and its subsidiaries may engage to banking or managing or controlling banks and those activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the FRB), without prior approval of the FRB. The Company is a financial holding company within the meaning of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”). As a qualified financial holding company, the Company is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the GLB Act.

To commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

With some limited exceptions, the BHC Act requires the prior approval of the FRB to acquire more than a 5% voting interest of any bank or bank holding company.

Source of Strength. The FRB has issued regulations requiring a bank holding company to serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support to their subsidiary depository institutions in times of financial stress.

Dividends. The FRB’s policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and their holding companies. Depository institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. As a general matter, the FRB has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. Notwithstanding the availability of funds for dividends, however, a banking regulator may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

Repurchase or Redemption of Shares. A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

Acquisition of the Company. The BHC Act, the Bank Merger Act (which is the popular name for Section 18(c) of the Federal Deposit Insurance Act) and other federal and state statutes regulate acquisitions of banks and bank holding companies. The BHC Act requires the prior approval of the FRB before a bank holding company may acquire more than a 5% voting interest or substantially all the assets of any bank or bank holding company. Banks must also seek prior approval from their primary state and federal regulators for any such acquisitions. In reviewing applications seeking approval for mergers and other acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and the effectiveness of the subject organizations in combating money laundering activities.

Federal Banking Regulation

Business Activities. The Bank, as an Indiana-chartered bank, is subject to extensive regulation, supervision and examination by the IDFI as its primary state regulator. Also, as to certain matters, the Bank is under the supervision of, and subject to examination by, the FDIC because the FDIC provides deposit insurance to the Bank and is the Bank’s primary regulator. Those regulators delineate the nature and extent of the business activities in which Indiana-state chartered banks may engage.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), is comprehensive anti-terrorism legislation. Title III of the Patriot Act requires financial institutions, including the Bank, to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The United States Department of the Treasury (“Treasury”) has adopted additional requirements to further implement Title III.

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

Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Generally, to satisfy the capital requirements, the Company must maintain capital sufficient to meet both risk-based asset ratio tests and a leverage ratio test on a consolidated basis. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments into various risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. A risk-based ratio represents the applicable measure of capital divided by total risk-weighted assets. The leverage ratio is a measure of the Company’s core capital divided by total assets adjusted as specified in the guidelines.

The capital guidelines divide a bank holding company’s or bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary capital (“Tier II”) includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. The regulations also require the maintenance of a leverage ratio designed to supplement the risk-based capital guidelines.

Effective January 1, 2015 (subject to certain phase-in provisions through January 1, 2019), the Company became subject to new federal banking rules implementing changes arising from Dodd-Frank and the U.S. Basel Committee on Banking Supervision, providing a capital framework for all U.S. banks and bank holding companies (“Basel III”). Basel III increased the minimum requirements for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% (increased from 4.0%), a total capital ratio of 8.0% (unchanged from prior rules) and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management.

Basel III also introduced other changes, including an increase in the capital required for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Banking organizations with less than $15 billion in assets as of December 31, 2010 are permitted to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital. The Dodd-Frank Act also requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $1 billion in assets are exempt from these capital requirements.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The Company believes that, as of December 31, 2018, the Bank was “well capitalized” based on the aforementioned ratios.

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

Loans to One Borrower. Generally, subject to certain exceptions, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the federal banking agency determines that a financial institution fails to meet any standard prescribed by the guidelines, the federal banking agency may require the financial institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. The Bank has a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, has not been transferred to the Consumer Financial Protection Bureau. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls, is under common control with, or, to a certain extent, controlled by the Bank, including the Company and its other subsidiaries) is limited by federal law. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the FRB) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Enforcement. The FRB has primary enforcement responsibility over the Company and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Generally, the FRB takes formal enforcement actions against the above entities and individuals for violations of laws, rules, or regulations, unsafe or unsound practices, breaches of fiduciary duty, and violations of final orders. Formal enforcement actions include cease and desist orders, written agreements, prompt corrective action directives, removal and prohibition orders, and orders assessing civil money penalties. Civil penalties cover a wide range of violations and can amount to $2 million in especially egregious cases. State nonmember banks are regulated by the FDIC and state regulators.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2018 of $1.9 million.

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

Federal Reserve System

The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2018: a 3% reserve ratio is assessed on net transaction accounts up to and including $122.3 million; a 10% reserve ratio is applied above $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2019, establish a 3% reserve ratio for aggregate transaction accounts up to $124.2 million, a 10% ratio above $124.2 million, and an exemption of $16.3 million. In October 2008, the FRB began paying interest on certain reserve balances.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the year ended December 31, 2016, Indiana imposed a 7.0% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate was reduced to 6.5% for the Company’s tax year ended December 31, 2017 and remained at 6.5% for the tax year ended December 31, 2018. The Indiana franchise tax rate will then be reduced to 6.25%, 6.00%, 5.50% and 5.00% for the Company’s tax years ending December 31, 2019, 2020, 2021 and 2022, respectively. Finally, the franchise tax rate will be reduced to 4.90% for the Company’s tax year ending December 31, 2023 and will remain 4.90% thereafter. In computing adjusted gross income, deductions for municipal interest, United States Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. The Company’s Indiana state income tax returns have not been audited in the past five years.

Kentucky. With the acquisition of Peoples in December 2015, the Bank became subject to tax on the Bank’s capital attributable to Kentucky. Prior to the Bank’s conversion in 2018 from a federal savings association into a state-chartered commercial bank, the Bank paid a capital stock tax imposed on its capital attributable to Kentucky at a rate of $1 for each $1,000 in capital. Taxable capital prior to the conversion included certificates of deposit, savings accounts, demand deposits, undivided profits, surplus and general reserves, less an amount equal to the market value of qualifying U.S. government obligations. Beginning in 2018 with the Bank’s conversion to a state-chartered commercial bank, the Bank is subject to a franchise tax at a rate of 1.1% on taxable net capital. Taxable net capital subject to the franchise tax includes capital stock paid in, surplus, undivided profits, other comprehensive income or loss, and noncontrolling interests in consolidated subsidiaries, and is reduced by capital attributable to U.S. government obligations and Kentucky obligations. Because the Bank has business activity both within and without Kentucky, the amount of its capital attributable to Kentucky is determined using a three-factor apportionment formula which considers gross receipts, property (including loans) and payroll.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2018, $189.5 million, or 40.9% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2018, the Bank’s commercial business loan portfolio amounted to $36.3 million, or 7.8% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2018, the Bank’s commercial real estate loan portfolio amounted to $107.4 million, or 23.2% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

While economic conditions have shown continued improvement through 2018, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

We are subject to extensive regulation, supervision and examination by the FRB, IDFI and FDIC, our primary regulators. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier financial holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rule became effective on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 and will end January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2018.

Location	Year Opened	Net Book Value(1)	Owned/ Leased	Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,422	Owned	12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	110	Leased(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	438	Owned	3,500

710 Main Street Palmyra, Indiana 47164	1991	837	Owned	6,000

9849 Highway 150 Greenville, Indiana 47124	1986	217	Owned	2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,065	Owned	4,988

4303 Charlestown Crossing New Albany, Indiana 47150	1999	670	Owned	3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,336	Owned	12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	505	Owned	4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,003	Owned	4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	773	Owned	3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	723	Owned	1,450

7735 Highway 62 Charlestown, Indiana 47111	2017	1,681	Owned	2,500

1612 Highway 44 East Shepherdsville, Kentucky 40165	1980	1,318	Owned	11,892

130 S. Buckman Street Shepherdsville, Kentucky 40165	1962	310	Owned	3,840

550 John Harper Highway Shepherdsville, Kentucky 40165	1999	1,073	Owned	6,648

100 S. Bardstown Road Mount Washington, Kentucky 40047	1991	735	Owned	5,169

140 S. Poplar Street Lebanon Junction, Kentucky 40150	1973	148	Owned	2,795

_____________

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2020.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2018, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2018, the Company had 1,082 stockholders of record and 3,354,744 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2018 and 2017 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2018:
First Quarter	$43.02	$36.40	$0.23	$40.00
Second Quarter	41.93	35.65	0.23	41.55
Third Quarter	42.95	37.28	0.23	38.33
Fourth Quarter	47.42	33.72	0.23	42.48

2017:
First Quarter	$34.50	$28.97	$0.21	$33.75
Second Quarter	33.55	29.81	0.21	31.15
Third Quarter	37.00	30.02	0.22	35.50
Fourth Quarter	37.08	33.75	0.22	36.74

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2018. The maximum number of shares that may yet be purchased under the plan is 142,212.

Equity Compensation Plan Information as of December 31, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	185,900
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	185,900

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,

	2018	2017	2016	2015	2014
	(In thousands)

Total assets	$794,162	$758,956	$743,658	$715,827	$472,761
Cash and cash equivalents (1)	41,112	25,915	45,909	109,292	35,326
Securities available for sale	261,841	271,172	255,770	186,633	98,143
Interest-bearing time deposits	7,710	9,258	14,735	16,655	8,270
Net loans	434,260	409,618	381,154	359,166	300,603
Deposits	701,646	664,562	664,650	637,177	412,636
Advances from FHLB	0	10,000	0	0	0
Stockholders' equity, net of noncontrolling interest in subsidiary	85,844	80,938	75,730	74,396	57,121

	For the Year Ended
OPERATING DATA:	December 31,

	2018	2017	2016	2015	2014
	(In thousands)

Interest income	$28,886	$26,422	$25,094	$18,713	$18,399
Interest expense	1,611	1,392	1,763	1,004	1,144
Net interest income	27,275	25,030	23,331	17,709	17,255
Provision for loan losses	1,168	915	645	50	190
Net interest income after provision for loan losses	26,107	24,115	22,686	17,659	17,065

Noninterest income	6,168	6,698	6,169	5,124	4,936
Noninterest expense	21,615	20,258	19,455	15,608	14,082

Income before income taxes	10,660	10,555	9,400	7,175	7,919

Income tax expense	1,394	3,103	2,523	1,964	2,312

Net Income	9,266	7,452	6,877	5,211	5,607
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income Attributable to First Capital, Inc.	$9,253	$7,439	$6,864	$5,198	$5,594

PER SHARE DATA (2):
Net income - basic	$2.78	$2.24	$2.05	$1.87	$2.03
Net income - diluted	2.77	2.23	2.05	1.87	2.03
Dividends	0.92	0.86	0.84	0.84	0.84

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions, money market funds and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2018	2017	2016	2015	2014
Performance Ratios:

Return on assets (1)	1.19%	0.99%	0.94%	1.06%	1.22%
Return on average equity (2)	11.46%	9.37%	8.90%	8.65%	10.09%
Dividend payout ratio (3)	33.09%	38.39%	40.98%	44.92%	41.38%
Average equity to average assets	10.37%	10.51%	10.51%	12.30%	12.08%
Interest rate spread (4)	3.72%	3.58%	3.43%	3.96%	4.06%
Net interest margin (5)	3.79%	3.64%	3.50%	4.03%	4.14%
Noninterest expense to average assets	2.77%	2.68%	2.65%	3.19%	3.07%
Average interest earning assets to average interest bearing liabilities	132.29%	130.83%	128.98%	129.61%	127.64%

Regulatory Capital Ratios (Bank only):

Tier 1 leverage ratio	9.57%	9.67%	9.30%	12.15%	10.59%
Tier 1 risk-based capital ratio	13.87%	13.80%	14.28%	15.26%	14.55%
Common equity tier 1 capital ratio (6)	13.87%	13.80%	14.28%	15.26%	N/A
Total risk-based capital ratio	14.62%	14.49%	14.98%	16.07%	15.80%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	0.70%	0.69%	0.79%	1.27%	1.07%
Nonperforming assets as percent of total assets (8)	0.78%	0.90%	1.04%	1.32%	0.70%
Allowance for loan losses as a percent of gross loans receivable	0.93%	0.88%	0.88%	0.94%	1.59%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2018 and 34% for prior years.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	The common equity tier 1 capital ratio became effective January 1, 2015.
(7)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Indicators include the following:

•	Net income and earnings per share – Net income attributable to the Company was $9.3 million, or $2.77 per diluted share for 2018 compared to $7.4 million, or $2.23 per diluted share for 2017 and $6.9 million, or $2.05 per diluted share for 2016.

•	Return on average assets and return on average equity – Return on average assets for 2018 was 1.19% compared to 0.99% for 2017 and 0.94% for 2016, and return on average equity for 2018 was 11.46% compared to 9.37% for 2017 and 8.90% for 2016.

•	Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 64.6% for 2018 compared to 63.8% for 2017 and 65.9% for 2016.

•	Asset quality – Net loan charge-offs increased from $674,000 for 2016 and $667,000 for 2017 to $737,000 for 2018 although the ratio of net charge-offs to average loans outstanding decreased from 0.18% in 2016 to 0.17% for both 2017 and 2018. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $6.8 million, or 0.90% of total assets, at December 31, 2017 to $6.2 million, or 0.78% of total assets, at December 31, 2018. The allowance for loan losses was 0.93% of total outstanding loans and 133.0% of nonperforming loans at December 31, 2018 compared to 0.88% of total outstanding loans and 128.6% of nonperforming loans at December 31, 2017.

•	Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $36.74 at December 31, 2017 to $42.48 at December 31, 2018 and dividends of $0.92 per share, was 18.1% compared to 16.0% for 2017 and 27.4% for 2016.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•	Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on reducing nonperforming assets and originating high-quality commercial and consumer loans. In 2019, management will continue to focus on the reduction of nonperforming assets through improved collection efforts and underwriting on nonperforming loans and the sale of foreclosed real estate properties.

•	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

•	Improving profitability by expanding our product offerings to customers and investing in technology to increase the productivity and efficiency of our staff.

•	Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income. Management intends to continue to focus on growth in the loan portfolio and the secondary market lending programs in and around the newest markets entered, Bullitt County, Kentucky and Clark County, Indiana.

•	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

•	Evaluating vendor contracts for potential cost savings and efficiencies.

•	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

•	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. We opened our new River Ridge office in Clark County, Indiana in May 2017. Our focus in 2019 will be to continue the enhancement and expansion of our customer relationships in these new markets.

•	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the IDFI and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2018, and there have been no material changes in the assumptions or estimation techniques compared to the prior year.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 19 of the accompanying Notes to Consolidated Financial Statements describes the methodologies used to determine the fair value of investment securities, impaired loans, loans held for sale and foreclosed real estate. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2018.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Income. Net income attributable to the Company was $9.3 million ($2.77 per share diluted; weighted average common shares outstanding of 3,335,394, as adjusted) for the year ended December 31, 2018 compared to $7.4 million ($2.23 per share diluted; weighted average common shares outstanding of 3,329,563, as adjusted) for the year ended December 31, 2017.

Net Interest Income. Net interest income increased $2.2 million, or 9.0%, from $25.0 million for 2017 to $27.3 million for 2018 primarily due to increases in the average balance of interest-earning assets and the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income increased $2.5 million for 2018 as compared to 2017. This increase was primarily a result of increases in the tax-equivalent yield on interest-earning assets from 3.84% for 2017 to 4.01% for 2018 and in the average balance of interest-earning assets from $708.4 million for 2017 to $730.5 million for 2018. The increase in the average balance of interest-earning assets in 2018 was primarily attributable to growth in loans and partially offset by declining balances in investment securities. Interest on loans increased $2.1 million as a result of the average balance of loans increasing from $399.8 million for 2017 to $423.6 million for 2018 and the average tax-equivalent yield on loans increasing from 5.19% for 2017 to 5.39% for 2018. Interest and dividends on investment securities (including FHLB stock) decreased $42,000 for 2018 compared to 2017 due to a decrease in the average balance of investment securities from $275.8 million for 2017 to $267.4 million for 2018. The tax equivalent yield on investment securities decreased from 2.21% for 2017 to 2.13% for 2018 primarily due to the effect of the Tax Cuts and Jobs Act (“TCJA”) signed into law on December 22, 2017 which resulted in a decrease in the tax-effective yield on tax-exempt securities. Other interest income increased $388,000 for 2018 as compared to 2017 primarily due to the tax equivalent yield of federal funds sold and interest-bearing deposits with banks increasing from 1.13% to 1.92% when comparing the two periods as a result of increases in short-term market interest rates.

Total interest expense increased $219,000, from $1.4 million for 2017 to $1.6 million for 2018, due to increases in the average balance of interest-bearing liabilities from $541.5 million for 2017 to $552.2 million for 2018 and in the average cost of interest-bearing liabilities from 0.26% for 2017 to 0.29% for 2018. Included in the interest-bearing liabilities were borrowed funds with an average balance of $1.2 million for both 2018 and 2017 and an average cost 1.78% and 1.52%, respectively, for 2018 and 2017. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2018 and 2017 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $1.2 million for 2018 compared to $915,000 for 2017. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses for 2018, primarily due to the loan portfolio growth during the year and increased net charge-offs. Total outstanding loans increased by $25.0 million during 2018 as compared to an increase of $28.5 million during 2017. Net charge-offs increased from $667,000 for 2017 to $737,000 for 2018 when comparing the two periods, and nonperforming loans increased from $2.8 million at December 31, 2017 to $3.1 million at December 31, 2018. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income decreased $530,000 to $6.2 million for 2018 due to decreases in gains on the sale of loans and gains on the sale of securities of $285,000 and $149,000, respectively, as well as a loss on equity securities of $207,000 and an impairment loss on a tax credit investment of $270,000 recorded in 2018. Those charges were partially offset by a $235,000 increase in ATM and debit card fees during 2018.

Noninterest expense. Noninterest expense increased $1.4 million, to $21.6 million for 2018 primarily due to increases in compensation and benefits expense of $534,000 and data processing expense of $351,000 when comparing the two periods. Net loss on foreclosed real estate and occupancy and equipment expense also increased $160,000 and $117,000, respectively, when comparing the two periods. Compensation and benefits expense increased primarily due to normal salaries and benefits increases and an increase in stock compensation expense. Data processing expense increased primarily due to increased customer activity, particularly related to ATM and electronic banking usage.

Income tax expense. Tax expense decreased from $3.1 million for 2017 to $1.4 million for 2018 primarily due to the TCJA and the Bank’s investments in tax credit entities during 2018. In addition, the Company recognized an additional $290,000 in income tax expense during 2017 related to the revaluation of the Company’s net deferred tax assets at the new federal corporate tax rate of 21%. As a result, the effective tax rate decreased from 29.4% for 2017 to 13.1% for 2018. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Income. Net income attributable to the Company was $7.4 million ($2.23 per share diluted; weighted average common shares outstanding of 3,329,563, as adjusted) for the year ended December 31, 2017 compared to $6.9 million ($2.05 per share diluted; weighted average common shares outstanding of 3,343,416, as adjusted) for the year ended December 31, 2016. The TCJA signed into law on December 22, 2017 resulted in the Company recognizing the previously mentioned $290,000 in income tax expense during 2017. Excluding this additional expense, the Company would have reported net income of $7.7 million, or $2.32 per diluted share, for the year ended December 31, 2017.

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

Noninterest income. Noninterest income increased $529,000 to $6.7 million for 2017. Service charges and fees on deposit accounts and gains on the sale of loans increased $344,000 and $206,000, respectively, when comparing the two periods. Those increases were partially offset by a $122,000 decrease in gains on the sale of securities.

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

Average Balances and Yields. The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earnings assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average historical cost balances of assets or liabilities, respectively, for the periods presented and do not give effect to changes in fair value that are included as a separate component of stockholders’ equity. Average balances are derived from daily balances. Tax-exempt income on loans and investment securities has been adjusted to a tax equivalent basis using the federal marginal tax rate of 21% for 2018 and 34% for 2017 and 2016.

	Year Ended December 31,
	2018			2017			2016
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2)(3):
Taxable	$418,800	$22,693	5.42%	$396,898	$20,625	5.20%	$365,272	$19,996	5.47%
Tax-exempt	4,810	157	3.26%	2,914	114	3.91%	2,467	124	5.03%
Total loans	423,610	22,850	5.39%	399,812	20,739	5.19%	367,739	20,120	5.47%

Investment securities:
Taxable (4)	207,901	3,853	1.85%	217,072	3,913	1.80%	187,952	3,331	1.77%
Tax-exempt	59,496	1,842	3.10%	58,720	2,177	3.71%	43,632	1,763	4.04%
Total investment securities	267,397	5,695	2.13%	275,792	6,090	2.21%	231,584	5,094	2.20%

Other interest-earning assets (5)	39,485	760	1.92%	32,799	372	1.13%	85,717	522	0.61%
Total interest-earning assets	730,492	29,305	4.01%	708,403	27,201	3.84%	685,040	25,736	3.76%

Noninterest-earning assets	48,613			46,512			48,964
Total assets	$779,105			$754,915			$734,004
Interest-bearing liabilities:
Interest-bearing demand deposits	$307,052	$784	0.26%	$296,345	$599	0.20%	$286,679	$755	0.26%
Savings accounts	173,693	321	0.18%	164,859	339	0.21%	153,748	510	0.33%
Time deposits	70,251	485	0.69%	79,098	436	0.55%	90,701	498	0.55%
Total deposits	550,996	1,590	0.29%	540,302	1,374	0.25%	531,128	1,763	0.33%

Borrowed funds	1,178	21	1.78%	1,185	18	1.52%	0	0	0.00%
Total interest-bearing liabilities	552,174	1,611	0.29%	541,487	1,392	0.26%	531,128	1,763	0.33%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	141,422			131,260			121,824
Other liabilities	4,736			2,798			3,919
Total liabilities	698,332			675,545			656,871
Stockholders’ equity (6)	80,773			79,370			77,133

Total liabilities and stockholders’ equity	$779,105			$754,915			$734,004

Net interest income (tax equivalent basis)		$27,694			$25,809			$23,973
Less: tax equivalent adjustment		(419)			(779)			(642)
Net interest income		$27,275			$25,030			$23,331

Interest rate spread (tax equivalent basis)			3.72%			3.58%			3.43%

Net interest margin (tax equivalent basis)			3.79%			3.64%			3.50%

Ratio of average interest – earning assets to average interest-bearing liabilities			132.29%			130.83%			128.98%

(1)	Interest income on loans includes fee income of $984,000, $984,000 and $919,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Interest income on loans includes net accretion on acquired loans of $149,000, $124,000 and $623,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
(4)	Includes taxable debt securities and FHLB stock.
(5)	Includes interest-bearing deposits with banks, money market funds, federal funds sold and interest-bearing time deposits.
(6)	Stockholders’ equity attributable to First Capital, Inc.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income and interest expense computed on a tax-equivalent basis. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects attributable to changes in rate and volume (change in rate multiplied by changes in volume). Tax exempt income on loans and investment securities has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 21% for 2018 and 34% for 2017 and 2016.

	2018 Compared to 2017					2017 Compared to 2016
	Increase (Decrease) Due to					Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$875	$1,145	$48	$2,068	$(991)	$1,705	$(85)	$629
Tax-exempt	(19)	74	(12)	43	(27)	22	(5)	(10)
Total loans	856	1,219	36	2,111	(1,018)	1,727	(90)	619
Investment securities:
Taxable	109	(164)	(5)	(60)	56	517	9	582
Tax-exempt	(359)	29	(5)	(335)	(144)	608	(50)	414
Total investment securities	(250)	(135)	(10)	(395)	(88)	1,125	(41)	996
Other interest-earning assets	259	76	53	388	446	(321)	(275)	(150)
Total net change in income on interest- earning assets	865	1,160	79	2,104	(660)	2,531	(406)	1,465
Interest-bearing liabilities:
Interest-bearing deposits	191	21	4	216	(412)	30	(7)	(389)
Borrowed funds	3	0	0	3	0	0	18	18
Total net change in expense on interest- bearing liabilities	194	21	4	219	(412)	30	11	(371)
Net change in net interest income (tax equivalent basis)	$671	$1,139	$75	$1,885	$(248)	$2,501	$(417)	$1,836

Comparison of Financial Condition at December 31, 2018 and 2017

Total assets increased from $759.0 million at December 31, 2017 to $794.2 million at December 31, 2018 primarily due to increases in net loans receivable and cash and cash equivalents, partially offset by a decrease in securities available for sale.

Net loans increased from $409.6 million at December 31, 2017 to $434.3 million at December 31, 2018. The primary contributing factor to the increase in net loans was an increase of $7.3 million in commercial real estate loans. The Bank also increased other consumer loans, land loans and construction loans by $4.8 million, $4.4 million and $4.4 million, respectively, during 2018. Residential mortgage loans did not change significantly during 2018 as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $54.3 million in new residential mortgages for sale in the secondary market during 2018 compared to $63.4 million in 2017. These loans were originated and funded by the Bank for sale in the secondary market. Of the total originations for 2018, $13.5 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers. Gross loans attributable to the Peoples locations increased from $63.1 million at December 31, 2017 to $67.0 million at December 31, 2018, as management has increased lending in this new market while also working to improve asset quality for the acquired portfolio.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, and municipal obligations, decreased from $271.2 million at December 31, 2017 to $261.8 million at December 31, 2018. Purchases of securities available for sale totaled $37.4 million in 2018. These purchases were more than offset by principal repayments of $25.3 million, maturities of $3.3 million and sales of $14.3 million in 2018. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents increased from $25.9 million at December 31, 2017 to $41.1 million at December 31, 2018. The increase is due primarily to excess funds generated from deposits late in 2018 invested in federal funds sold at year end.

Foreclosed real estate decreased from $4.0 million at December 31, 2017 to $3.1 million at December 31, 2018. At December 31, 2018, foreclosed real estate includes $3.1 million acquired in the Peoples acquisition compared to $3.8 million at December 31, 2017.

Total deposits increased $37.0 million from $664.6 million at December 31, 2017 to $701.6 million at December 31, 2018. During 2018, interest-bearing demand deposit accounts, noninterest-bearing demand deposit accounts and savings accounts increased $20.4 million, $13.4 million and $6.9 million, respectively, while time deposits decreased $4.7 million. This continues a trend of decreasing certificate of deposit balances as some customers are unwilling to lock into long-term commitments while interest rates remain at their current low levels. Deposits attributable to the Peoples locations decreased from $217.0 million at December 31, 2017 to $211.8 million at December 31, 2018, primarily due to a $3.6 million decrease in savings account deposits.

Federal Home Loan Bank borrowings decreased $10.0 million during 2018. No new advances were drawn during the year while principal payments on advances totaled $10.0 million during 2018.

Total stockholders’ equity attributable to the Company increased $4.9 million from $80.9 million at December 31, 2017 to $85.8 million at December 31, 2018. This increase is primarily the result of retained net income of $6.2 million, partially offset by a net unrealized loss on available for sale securities of $1.4 million due to changes in the yield curve and long-term rate forecasts. As of December 31, 2018, the Company had repurchased 98,255 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 426,789 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2018	2017
	(In thousands)
Commitments to originate new loans	$5,876	$9,178
Undisbursed portion of construction loans	26,675	25,020
Unfunded commitments to extend credit under existing commercial and personal lines of credit	80,582	82,456
Standby letters of credit	1,295	1,246

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2018:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$701,646	$661,142	$29,035	$11,469	$0
Operating lease obligations	201	78	123	0	0
Total contractual obligations	$701,847	$661,220	$29,158	$11,469	$0

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2018, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $48.8 million and securities available for sale with a fair value of $261.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2018, the Bank had total commitments to extend credit of $114.4 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2018, the Bank had certificates of deposit scheduled to mature within one year of $28.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $2.8 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations. As of December 31, 2018 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets ratios of 9.6%, 13.9%, 13.9% and 14.6%, respectively. See Note 18 in the accompanying Notes to Consolidated Financial Statements.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2018 and 2017 financial information.

	At December 31, 2018		At December 31, 2017
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$790	2.91%	$(160)	(0.62)%
200bp	318	1.17	(221)	(0.85)
100bp	176	0.65	(96)	(0.37)
Static	-	-	-	-
(100)bp	876	3.23	(584)	(2.25)

At December 31, 2018, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained decrease in rates of 1.00% would increase the Company’s net interest income by $876,000, or 3.23%, over a one year horizon compared to a flat interest rate scenario. Furthermore, a rate increase of 1.00%, 2.00% or 3.00% would cause net interest income to increase by 0.65%, 1.17% and 2.91%, respectively, over a one year horizon compared to a flat interest rate scenario.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2018 and 2017 financial information.

	At December 31, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$106,468	$3,885	3.79%	14.67%	142	bp
200bp	106,176	3,593	3.50	14.31	106	bp
100bp	104,978	2,395	2.33	13.85	60	bp
Static	102,583	-	-	13.25	-	bp
(100)bp	102,230	(353)	(0.34)	12.95	(30	)bp

	At December 31, 2017
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$105,691	$(2,354)	(2.18)%	15.11%	75	bp
200bp	107,347	(698)	(0.65)	14.98	62	bp
100bp	108,056	11	0.01	14.71	35	bp
Static	108,045	-	-	14.36	-	bp
(100)bp	103,675	(4,370)	(4.05)	13.44	(92	)bp

The previous table indicates that at December 31, 2018, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. Conversely, the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position
M. Chris Frederick	51	Senior Executive Vice President, Chief Financial Officer, Treasurer
Dennis L. Thomas	62	Executive Vice President- Lending
Jill Keinsley	51	Executive Vice President, Human Resources Director

_____________

(1)       As of December 31, 2018.

Biographical Information

M. Chris Frederick has been affiliated with the Bank since June 1990 and has served in his present position since 2018. Prior to that time, Mr. Frederick served as Executive Vice President since 2013 and Chief Financial Officer and Treasurer since 1997.

Dennis L. Thomas has been affiliated with the Bank since January 2000. He was employed by Harrison County Bank from 1981 until its merger with the Bank and has served in his present position since 2018. Prior to that time, Mr. Thomas served as Senior Vice President – Lending.

Jill Keinsley has been affiliated with the Bank since August 2006 and has served in her present position since 2018. Prior to that time, Ms. Keinsley served as Senior Vice President and Human Resources Director since August 2006.

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its subsidiaries. The Code of Ethics and Business Conduct is posted on the Company’s Internet website, www.firstharrison.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018 and is incorporated herein by reference.

(a)	Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018 and is incorporated herein by reference.

(b)       Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018 and is incorporated herein by reference.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2018 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:

(a)(2)	Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
10.1	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)
10.2	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
10.3	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (3)
10.4	* Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (4)
10.4	*First Capital, Inc. 2009 Equity Incentive Plan (5)
10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
21.0	Subsidiaries of the Registrant (incorporated by reference to Part I, “Business—Subsidiary Activities” of this Form 10-K)
23.0	Consent of Monroe Shine and Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

___________________

*        Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2014.
(4)	Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2012.
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 16.	FORM 10-K SUMMARY

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in the Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2018, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control Integrated Framework (2013) issued by COSO.

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated March 13, 2019 on the Company’s internal control over financial reporting.

/s/ William W. Harrod	/s/ Michael C. Frederick
William W. Harrod	Michael C. Frederick
President and Chief Executive Officer	Senior Executive Vice President,
Chief Financial Officer and Treasurer

March 13, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

New Albany, Indiana

March 13, 2019

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(In thousands, except share and per share data)	2018	2017
ASSETS
Cash and due from banks	$17,394	$19,478
Interest-bearing deposits with banks	1,717	730
Federal funds sold	22,001	5,707
Total cash and cash equivalents	41,112	25,915

Interest-bearing time deposits	7,710	9,258
Securities available for sale, at fair value	261,841	271,172
Securities-held to maturity	–	1
Loans, net	434,260	409,618
Loans held for sale	2,849	2,630
Federal Home Loan Bank and other restricted stock, at cost	1,988	1,979
Foreclosed real estate	3,142	3,971
Premises and equipment	14,364	15,031
Accrued interest receivable	2,828	2,694
Cash value of life insurance	8,059	7,279
Goodwill	6,472	6,472
Core deposit intangible	966	1,112
Other assets	8,571	1,824

Total Assets	$794,162	$758,956

LIABILITIES
Deposits:
Noninterest-bearing	$143,249	$129,828
Interest-bearing	558,397	534,734
Total deposits	701,646	664,562

Advances from Federal Home Loan Bank	–	10,000
Accrued interest payable	150	107
Accrued expenses and other liabilities	6,410	3,237
Total liabilities	708,206	677,906

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	–	–
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,781,533 shares (3,762,933 shares in 2017); outstanding 3,354,744 shares (3,336,964 shares in 2017)	38	38
Additional paid-in capital	40,215	39,515
Retained earnings-substantially restricted	58,137	51,972
Unearned stock compensation	(720)	(212)
Accumulated other comprehensive loss	(3,477)	(2,060)
Less treasury stock, at cost - 426,789 shares (425,969 shares in 2017)	(8,349)	(8,315)
Total First Capital, Inc. stockholders' equity	85,844	80,938

Noncontrolling interest in subsidiary	112	112
Total equity	85,956	81,050

Total Liabilities and Equity	$794,162	$758,956

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except per share data)	2018	2017	2016
INTEREST INCOME
Loans, including fees	$22,818	$20,700	$20,078
Securities:
Taxable	3,756	3,835	3,264
Tax-exempt	1,455	1,437	1,163
Dividends	97	78	67
Other interest income	760	372	522
Total interest income	28,886	26,422	25,094

INTEREST EXPENSE
Deposits	1,590	1,374	1,763
Advances from Federal Home Loan Bank	21	18	–
Total interest expense	1,611	1,392	1,763

Net interest income	27,275	25,030	23,331

Provision for loan losses	1,168	915	645
Net interest income after provision for loan losses	26,107	24,115	22,686

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,177	2,098	1,764
ATM and debit card fees	2,564	2,329	2,197
Commission and fee income	386	416	384
Gain (loss) on sale of available for sale securities	(95)	54	176
Gain on sale of loans	1,100	1,385	1,179
Unrealized loss on equity securities	(207)	–	–
Impairment loss on tax credit investment	(270)	–	–
Increase in cash value of life insurance	227	197	184
Other income	286	219	285
Total noninterest income	6,168	6,698	6,169

NONINTEREST EXPENSE
Compensation and benefits	11,749	11,215	10,498
Occupancy and equipment	1,660	1,543	1,640
Data processing	3,078	2,727	2,441
Professional fees	791	675	830
Advertising	333	334	313
Net loss on foreclosed real estate	476	316	144
Other expenses	3,528	3,448	3,589
Total noninterest expense	21,615	20,258	19,455

Income before income taxes	10,660	10,555	9,400
Income tax expense	1,394	3,103	2,523

Net Income	9,266	7,452	6,877

Less net income attributable to the noncontrolling interest in subsidiary	13	13	13

Net Income Attributable to First Capital, Inc.	$9,253	$7,439	$6,864

Earnings per common share attributable to First Capital, Inc.:
Basic	$2.78	$2.24	$2.05
Diluted	$2.77	$2.23	$2.05

Dividends per share on common shares	$0.92	$0.86	$0.84

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016

Net Income	$9,266	$7,452	$6,877

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,943)	913	(4,354)
Income tax (expense) benefit	454	(308)	1,696
Net of tax amount	(1,489)	605	(2,658)

Less: reclassification adjustment for realized (gains) losses included in net income	95	(54)	(176)
Income tax expense (benefit)	(23)	18	60
Net of tax amount	72	(36)	(116)

Other Comprehensive Income (Loss), net of tax	(1,417)	569	(2,774)

Total Comprehensive Income	7,849	8,021	4,103

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income Attributable to First Capital, Inc.	$7,836	$8,008	$4,090

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2016	$38	$39,515	$42,991	$497	$(382)	$(8,263)	$112	$74,508

Net income	–	–	6,864	–	–	–	13	6,877
Other comprehensive loss	–	–	–	(2,774)	–	–	–	(2,774)
Cash dividends	–	–	(2,804)	–	–	–	(13)	(2,817)
Stock compensation expense	–	–	–	–	82	–	–	82
Purchase of 1,051 treasury shares	–	–	–	–	–	(34)	–	(34)

Balances at December 31, 2016	38	39,515	47,051	(2,277)	(300)	(8,297)	112	75,842

Net income	–	–	7,439	–	–	–	13	7,452
Other comprehensive income	–	–	–	569	–	–	–	569
Reclassification from AOCI to retained earnings for change in federal tax rate	–	–	352	(352)	–	–	–	–
Cash dividends	–	–	(2,870)	–	–	–	(13)	(2,883)
Stock compensation expense	–	–	–	–	88	–	–	88
Purchase of 588 treasury shares	–	–	–	–	–	(18)	–	(18)

Balances at December 31, 2017	38	39,515	51,972	(2,060)	(212)	(8,315)	112	81,050

Net income	–	–	9,253	–	–	–	13	9,266
Other comprehensive loss	–	–	–	(1,417)	–	–	–	(1,417)
Cash dividends	–	–	(3,088)	–	–	–	(13)	(3,101)
Restricted stock grants, net of forfeitures	–	700	–	–	(700)	–	–	–
Stock compensation expense	–	–	–	–	192	–	–	192
Purchase of 820 treasury shares	–	–	–	–	–	(34)	–	(34)

Balances at December 31, 2018	$38	$40,215	$58,137	$(3,477)	$(720)	$(8,349)	$112	$85,956

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,266	$7,452	$6,877
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	1,689	1,731	1,268
Depreciation and amortization expense	1,215	1,226	1,187
Deferred income taxes	(395)	348	220
Stock compensation expense	192	88	82
Increase in cash value of life insurance	(227)	(197)	(184)
Gain on life insurance	(94)	(18)	–
(Gain) loss on sale of available for sale securities	95	(54)	(176)
Provision for loan losses	1,168	915	645
Proceeds from sale of loans	55,189	66,674	51,343
Loans originated for sale	(54,308)	(63,412)	(51,590)
Gain on sale of loans	(1,100)	(1,385)	(1,179)
Amortization of tax credit investment	329	–	–
Impairment loss on tax credit investment	270	–	–
Unrealized loss on equity securities	207	–	–
Net realized and unrealized loss on foreclosed real estate	442	260	50
Net (gain) loss on sale of premises and equipment	–	(1)	11
Net gain on sale of cost method equity investment	–	–	(145)
Increase in accrued interest receivable	(134)	(331)	(119)
Increase (decrease) in accrued interest payable	43	(26)	(34)
Net change in other assets/liabilities	(499)	149	(16)
Net Cash Provided By Operating Activities	13,348	13,419	8,240

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	1,548	5,477	1,920
Purchase of securities available for sale	(37,350)	(48,890)	(184,752)
Proceeds from maturities of securities available for sale	3,325	5,515	85,806
Proceeds from sales of securities available for sale	14,345	1,644	4,583
Principal collected on mortgage-backed obligations	25,338	25,559	19,765
Investment in cash value of life insurance	(1,000)	–	–
Net increase in loans receivable	(25,906)	(29,946)	(23,689)
Investment in tax credit entities	(1,095)	–	–
Purchase of Federal Home Loan Bank stock	(9)	(329)	–
Proceeds from sale of foreclosed real estate	483	1,010	1,222
Purchase of premises and equipment	(402)	(1,269)	(1,992)
Proceeds from sale of premises and equipment	–	1	36
Proceeds from sale of cost method equity investment	–	–	856
Purchase of equity investment	(1,922)	–	–
Proceeds from settlement of bank-owned life insurance policies	545	804	–
Net Cash Used In Investing Activities	(22,100)	(40,424)	(96,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	37,084	(88)	27,473
Net increase (decrease) in advances from Federal Home Loan Bank	(10,000)	10,000	–
Purchase of treasury stock	(34)	(18)	(34)
Dividends paid	(3,101)	(2,883)	(2,817)
Net Cash Provided By Financing Activities	23,949	7,011	24,622

Net Increase (Decrease) in Cash and Cash Equivalents	15,197	(19,994)	(63,383)
Cash and cash equivalents at beginning of year	25,915	45,909	109,292

Cash and Cash Equivalents at End of Year	$41,112	$25,915	$45,909

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the financial holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is an Indiana chartered commercial bank which provides a variety of banking services to individuals and business customers through 18 locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and operates certain foreclosed real estate properties. FHB Risk Mitigation Services, Inc. (the “Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

Investment Securities - continued

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

Equity Securities: Equity securities, other than restricted securities such as FHLB stock, are carried at fair value, with changes in fair value included in earnings. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Dividends received from equity securities, other than restricted securities such as FHLB stock, are included in other noninterest income.

FHLB Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Investments in non-marketable equity securities such as FHLB stock are carried at cost and are classified as restricted securities. Dividends received from these investments are included in dividend income. Impairment testing on these investments is based on applicable accounting guidance and the cost basis is reduced when impairment is deemed to be other-than-temporary.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated for impairment. For such loans that are classified as impaired, an allowance is established when the underlying discounted collateral value (or present value of estimated future cash flows) of the impaired loan is lower than the carrying value of that loan.

The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years. The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: underwriting standards, national and local economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors as determined by management. Each qualitative factor is evaluated and a qualitative factor adjustment is applied to the actual historical loss factors in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2018 and 2017.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended December 31, 2018 and 2017.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and Allowance for Loan Losses – continued

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 45 days past due. Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon if the carrying value of the loan exceeds the property’s fair value less the estimated costs to sell.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2018, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Foreclosed Real Estate

Foreclosed real estate includes formally foreclosed property and property obtained via a deed in lieu of foreclosure that is currently held for sale. At the time of acquisition, foreclosed real estate is recorded at fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses. After acquisition, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in net loss on foreclosed real estate.

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

Cash Value of Life Insurance

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in FASB ASC Topic 718 for its stock compensation plans.

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

Amounts reclassified out of unrealized gains or losses on securities available for sale included in accumulated other comprehensive income or loss (“AOCI”) are included in the net gain (loss) on sale of available for sale securities line item in the consolidated statements of income.

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance was originally to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, with the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year for all entities, making the amendments effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. The adoption of this update as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 21 for further discussion.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. However, based on current lease obligations, the adoption is expected to increase the Company’s consolidated balance sheets by less than 5% and not have a material impact on the Bank’s regulatory capital ratios.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects its allowance for loan losses to increase through a one-time adjustment to retained earnings. However, until the evaluation is complete, the magnitude of the increase will be unknown. In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team consisting of members of senior management that meets on a periodic basis and is currently evaluating software solutions, data requirements and loss methodologies.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

(2)       RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank. These funds are unavailable for investment but the reserve balances maintained with the Federal Reserve Bank are interest-earning. The average amount of those reserve balances for the years ended December 31, 2018, 2017 and 2016 was approximately $1.8 million, $1.7 million and $1.5 million, respectively.

(3)       INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2018 and 2017 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2018:
Securities available for sale:
Agency mortgage-backed securities	$94,746	$–	$3,489	$91,257
Agency CMO	33,222	152	382	32,992
Other debt securities:
Agency notes and bonds	75,461	59	1,016	74,504
Municipal obligations	63,008	651	571	63,088

Total securities available for sale	$266,437	$862	$5,458	$261,841

December 31, 2017:
Securities available for sale:
Agency mortgage-backed securities	$114,902	$–	$2,253	$112,649
Agency CMO	15,660	1	338	15,323
Other debt securities:
Agency notes and bonds	70,013	–	985	69,028
Municipal obligations	73,303	1,274	405	74,172

Total securities available for sale	$273,878	$1,275	$3,981	$271,172

Securities held to maturity:
Agency mortgage-backed securities	$1	$–	$–	$1

Total securities held to maturity	$1	$–	$–	$1

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2018, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$28,204	$28,078
Due after one year through five years	58,319	57,485
Due after five years through ten years	34,062	33,890
Due after ten years	17,884	18,139
	138,469	137,592
Mortgage-backed securities and CMO	127,968	124,249

	$266,437	$261,841

At December 31, 2018, certain securities available for sale with an amortized cost of $47.2 million and fair value of $46.4 million were pledged to secure public fund deposits.

At December 31, 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows. At December 31, 2018 and 2017, the Company did not have any securities held to maturity with an unrealized loss.

(Dollars in thousands)	Number of Investment Positions	Gross Fair Value	Unrealized Losses

December 31, 2018:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	1	$1,563	$13
Agency CMO	4	2,870	1
Agency notes and bonds	1	499	1
Municipal obligations	11	3,552	12

Total less than twelve months	17	8,484	27

Continuous loss position more than twelve months:
Agency mortgage-backed securities	97	89,680	3,476
Agency CMO	24	12,168	381
Agency notes and bonds	22	67,927	1,015
Municipal obligations	49	25,316	559

Total more than twelve months	192	195,091	5,431

Total securities available for sale	209	$203,575	$5,458

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3 - continued)

(Dollars in thousands)	Number of Investment Positions	Gross Fair Value	Unrealized Losses

December 31, 2017:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	37	$37,570	$400
Agency CMO	6	3,036	38
Agency notes and bonds	4	11,119	69
Municipal obligations	20	10,955	83

Total less than twelve months	67	62,680	590

Continuous loss position more than twelve months:
Agency mortgage-backed securities	60	74,960	1,853
Agency CMO	18	11,801	300
Agency notes and bonds	19	57,909	916
Municipal obligations	29	14,667	322

Total more than twelve months	126	159,337	3,391

Total securities available for sale	193	$222,017	$3,981

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

At December 31, 2018, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 2.6% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2018, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2018, the Company realized gross gains of $218,000 and gross losses of $313,000 on sales of available for sale securities. During the year ended December 31, 2017, the Company realized gross gains of $61,000 and gross losses of $7,000 on the sale of available for sale securities. During the year ended December 31, 2016, the Company realized gross gains of $176,000 and gross losses of $0 on the sale of available for sale securities.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the year ended December 31, 2018, the Company recognized an unrealized loss of $207,000 on this equity investment. At December 31, 2018, the equity investment had a fair value of $1.7 million and is included in other assets on the consolidated balance sheet.

During the year ended December 31, 2016, the Company sold its investment in another financial institution for $856,000 resulting in a gain of $145,000.

(4)       LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017

Real estate mortgage loans:
Residential	$136,445	$136,399
Land	22,607	18,198
Residential construction	31,459	28,854
Commercial real estate	107,445	100,133
Commercial real estate construction	20,591	17,161
Commercial business loans	36,297	34,114
Consumer loans:
Home equity and second mortgage loans	51,731	49,802
Automobile loans	42,124	38,361
Loans secured by deposits	1,399	1,751
Unsecured loans	3,638	3,744
Other consumer loans	10,169	8,714
Gross loans	463,905	437,231
Less undisbursed portion of loans in process	(26,675)	(25,020)

Principal loan balance	437,230	412,211

Deferred loan origination fees and costs, net	1,095	1,041
Allowance for loan losses	(4,065)	(3,634)

Loans, net	$434,260	$409,618

At December 31, 2018, the net unamortized premium on loans acquired from other financial institutions, excluding purchased credit impaired (“PCI”) loans, was $70,000. At December 31, 2017, the net unaccreted discount on loans acquired from other financial institutions, excluding PCI loans, was $87,000.

At December 31, 2018 and 2017, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $2.7 million and $3.2 million, respectively.

Mortgage loans serviced for the benefit of others amounted to $111,000 and $117,000 at December 31, 2018 and 2017, respectively.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table represents the aggregate activity for related party loans during the years ended December 31, 2018 and 2017. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2018	2017

Beginning balance	$7,639	$7,844
Adjustments due to officer and director changes	(205)	(93)
New loans	1,971	1,303
Payments	(1,538)	(1,415)

Ending balance	$7,867	$7,639

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2018 and 2017 were $2.6 million and $2.8 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2018 and 2017:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2018:
Principal loan balance	$136,445	$22,607	$25,375	$107,445	$36,297	$51,731	$57,330	$437,230

Accrued interest receivable	475	119	76	265	120	247	228	1,530

Net deferred loan origination fees and costs	99	18	(9)	(38)	–	1,025	–	1,095

Recorded investment in loans	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

December 31, 2017:
Principal loan balance	$136,399	$18,198	$20,995	$100,133	$34,114	$49,802	$52,570	$412,211

Accrued interest receivable	474	94	49	249	87	189	223	1,365

Net deferred loan origination fees and costs	87	17	(10)	(42)	2	987	–	1,041

Recorded investment in loans	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
Allowance for Loan Losses:

Beginning balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634
Provisions	723	29	(21)	(296)	218	(278)	793	1,168
Charge-offs	(258)	–	–	–	(51)	(21)	(697)	(1,027)
Recoveries	9	–	–	75	1	32	173	290

Ending balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$3	$–	$–	$44	$1	$–	$–	$48
Collectively evaluated for impairment	690	162	224	1,357	458	443	683	4,017
Acquired with deteriorated credit quality	–	–	–	–	–	–	–	–

Ending balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065

Recorded Investment in Loans:

Individually evaluated for impairment	$2,184	$152	$521	$466	$427	$35	$–	$3,785
Collectively evaluated for impairment	134,553	22,592	24,921	107,158	35,990	52,968	57,558	435,740
Acquired with deteriorated credit quality	282	–	–	48	–	–	–	330

Ending balance	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2017 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
Allowance for Loan Losses:

Beginning balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386
Provisions	(120)	77	165	(124)	226	28	663	915
Charge-offs	(74)	–	–	(3)	(140)	(6)	(713)	(936)
Recoveries	33	–	–	79	7	5	145	269

Ending balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$35	$–	$–	$–	$4	$13	$–	$52
Collectively evaluated for impairment	182	133	245	1,622	287	697	414	3,580
Acquired with deteriorated credit quality	2	–	–	–	–	–	–	2

Ending balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634

Recorded Investment in Loans:

Individually evaluated for impairment	$2,907	$–	$–	$401	$42	$73	$–	$3,423
Collectively evaluated for impairment	133,703	18,309	21,034	99,891	34,161	50,905	52,793	410,796
Acquired with deteriorated credit quality	350	–	–	48	–	–	–	398

Ending balance	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses for the year ended December 31, 2016 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
Allowance for Loan Losses:

Beginning balance	$527	$157	$47	$1,541	$261	$626	$256	$3,415
Provisions	(87)	(92)	33	157	187	79	368	645
Charge-offs	(118)	(9)	–	(82)	(264)	(36)	(409)	(918)
Recoveries	58	–	–	54	14	14	104	244

Ending balance	$380	$56	$80	$1,670	$198	$683	$319	$3,386

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2018 and 2017, management applied qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. Had these qualitative factor adjustments not been considered, the allowance for loan losses based on historical loss factors would have been $3.1 million and $2.6 million lower at December 31, 2018 and 2017, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2018 and 2017.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $333,000 and $506,000 at December 31, 2018 and 2017, respectively.

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2018.

	Recorded Investment	Unpaid Principal Balance	Average Related Allowance	Interest Recorded Investment	Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,170	$2,409	$–	$2,335	$23
Land	152	153	–	135	–
Construction	521	521	–	104	–
Commercial real estate	255	260	–	325	16
Commercial business	400	451	–	237	14
Home equity and second mortgage	35	44	–	57	1
Other consumer	–	–	–	5	1

	$3,533	$3,838	$–	$3,198	$55

Loans with an allowance recorded:
Residential real estate	$14	$15	$3	$203	$–
Land	–	–	–	–	–
Construction	–	–	–	–	–
Commercial real estate	211	213	44	42	–
Commercial business	27	30	1	38	–
Home equity and second mortgage	–	–	–	5	–
Other consumer	–	–	–	–	–

	$252	$258	$48	$288	$–

Total:
Residential real estate	$2,184	$2,424	$3	$2,538	$23
Land	152	153	–	135	–
Construction	521	521	–	104	–
Commercial real estate	466	473	44	367	16
Commercial business	427	481	1	275	14
Home equity and second mortgage	35	44	–	62	1
Other consumer	–	–	–	5	1

	$3,785	$4,096	$48	$3,486	$55

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2017.

	Unpaid Recorded Investment	Average Principal Balance	Interest Related Allowance	Recorded Investment	Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,695	$2,948	$–	$2,437	$28
Land	–	–	–	–	2
Construction	–	–	–	–	–
Commercial real estate	401	535	–	686	16
Commercial business	12	12	–	57	1
Home equity and second mortgage	60	68	–	194	1
Other consumer	–	–	–	4	–

	$3,168	$3,563	$–	$3,378	$48

Loans with an allowance recorded:
Residential real estate	$212	$218	$35	$140	$–
Land	–	–	–	–	–
Construction	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Commercial business	30	30	4	40	–
Home equity and second mortgage	13	13	13	20	–
Other consumer	–	–	–	14	–

	$255	$261	$52	$214	$–

Total:
Residential real estate	$2,907	$3,166	$35	$2,577	$28
Land	–	–	–	–	2
Construction	–	–	–	–	–
Commercial real estate	401	535	–	686	16
Commercial business	42	42	4	97	1
Home equity and second mortgage	73	81	13	214	1
Other consumer	–	–	–	18	–

	$3,423	$3,824	$52	$3,592	$48

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2016. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2016.

	Average Recorded Investment	Interest Income Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,904	$26
Land	5	–
Construction	–	3
Commercial real estate	2,959	60
Commercial business	66	–
Home equity and second mortgage	88	2
Other consumer	4	1

	$5,026	$92

Loans with an allowance recorded:
Residential real estate	$148	$–
Land	–	–
Construction	–	–
Commercial real estate	99	–
Commercial business	54	–
Home equity and second mortgage	27	–
Other consumer	22	–

	$350	$–

Total:
Residential real estate	$2,052	$26
Land	5	–
Construction	–	3
Commercial real estate	3,058	60
Commercial business	120	–
Home equity and second mortgage	115	2
Other consumer	26	1

	$5,376	$92

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,769	$–	$1,769	$2,298	$109	$2,407
Land	152	–	152	–	95	95
Construction	521	–	521	–	–	–
Commercial real estate	371	–	371	139	–	139
Commercial business	207	–	207	42	59	101
Home equity and second mortgage	35	–	35	57	–	57
Other consumer	–	2	2	–	28	28

Total	$3,055	$2	$3,057	$2,536	$291	$2,827

The following table presents the aging of the recorded investment in loans at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$2,617	$926	$1,189	$4,732	$132,005	$282	$137,019
Land	247	39	152	438	22,306	–	22,744
Construction	–	–	–	–	25,442	–	25,442
Commercial real estate	450	–	–	450	107,174	48	107,672
Commercial business	377	–	145	522	35,895	–	36,417
Home equity and second mortgage	191	–	35	226	52,777	–	53,003
Other consumer	491	50	2	543	57,015	–	57,558

Total	$4,373	$1,015	$1,523	$6,911	$432,614	$330	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the aging of the recorded investment in loans at December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$2,612	$338	$1,255	$4,205	$132,405	$350	$136,960
Land	186	–	95	281	18,028	–	18,309
Construction	–	–	–	–	21,034	–	21,034
Commercial real estate	379	–	139	518	99,774	48	100,340
Commercial business	46	49	102	197	34,006	–	34,203
Home equity and second mortgage	468	27	13	508	50,470	–	50,978
Other consumer	420	37	28	485	52,308	–	52,793

Total	$4,111	$451	$1,632	$6,194	$408,025	$398	$414,617

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

Doubtful/Nonaccrual: Loans classified as doubtful/nonaccrual have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance on the Company’s books as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
December 31, 2018:
Pass	$133,878	$22,458	$24,921	$104,843	$35,162	$52,859	$57,529	$431,650
Special mention	133	65	–	1,520	763	–	29	2,510
Substandard	1,168	69	–	938	285	109	–	2,569
Doubtful/Nonaccrual	1,840	152	521	371	207	35	–	3,126
Loss	–	–	–	–	–	–	–	–

Total	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

December 31, 2017:
Pass	$133,618	$18,003	$20,173	$97,219	$33,245	$50,919	$52,629	$405,806
Special mention	348	157	861	1,362	734	–	161	3,623
Substandard	684	149	–	1,620	182	2	3	2,640
Doubtful/Nonaccrual	2,310	–	–	139	42	57	–	2,548
Loss	–	–	–	–	–	–	–	–

Total	$136,960	$18,309	$21,034	$100,340	$34,203	$50,978	$52,793	$414,617

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)

Residential real estate	$295	$302	$597	$–	$487	$106	$593	$–
Commercial real estate	190	371	561	44	356	–	356	–
Commercial business	218	–	218	–	–	–	–	–
Home equity and second mortgage	–	–	–	–	15	–	15	–

Total	$703	$673	$1,376	$44	$858	$106	$964	$–

At December 31, 2018 and 2017, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured two commercial business loans, one commercial real estate loan and one residential real estate loan during the year ended December 31, 2018, with the pre-modification and post-modification balances of $234,000, $94,000 and $241,000, respectively. The Company restructured one residential real estate loan in a TDR during the year ended December 31, 2017, with a pre-modification and post-modification outstanding balance of $65,000. There were no TDRs that were restructured during the year ended December 31, 2016. For the TDRs restructured during 2018 and 2017, the terms of modification included the deferral of contractual principal payments. There were no principal charge-offs recorded as a result of TDRs during the years ended December 31, 2018, 2017 and 2016.

The Company had no payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified within the previous 12 months during the years ended December 31, 2018, 2017 and 2016. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2018, 2017 and 2016.

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

The following table presents the carrying amount of PCI loans accounted for under FASB ASC 310-30 at December 31, 2018 and 2017:

(In thousands)	2018	2017

Residential real estate	$282	$350
Commercial real estate	48	48
Carrying amount	330	398
Allowance for loan losses	–	2

	$330	$396

The outstanding balance of PCI loans accounted for under FASB ASC 310-30, including contractual principal, interest, fees and penalties was $519,000 and $625,000 at December 31, 2018 and 2017, respectively.

There was no allowance for loan losses related to PCI loans at December 31, 2018. The allowance for loan losses related to PCI loans was $2,000 at December 31, 2017. There was a $2,000 reduction of the allowance for loan losses related PCI loans for the year ended December 31, 2018. Provisions for loan losses related to PCI loans were $2,000 for the year ended December 31, 2017. There were no losses recognized or reductions of the allowance for loan losses on PCI loans for the year ended December 31, 2016.

Accretable yield, or income expected to be collected, is as follows for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Beginning balance	$470	$252	$319
New loans acquired	–	–	–
Accretion to income	(54)	(55)	(75)
Disposals and other adjustments	(35)	(21)	(93)
Reclassification (to) from nonaccretable difference	42	294	101
Ending balance	$423	$470	$252

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)       PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017

Land and land improvements	$5,297	$5,297
Leasehold improvements	134	134
Office buildings	14,028	13,849
Furniture, fixtures and equipment	6,135	5,973
	25,594	25,253
Less accumulated depreciation	11,230	10,222

Totals	$14,364	$15,031

Depreciation expense was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(6)       FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Beginning balance	$3,971	$4,674	$4,890
Transfers from loans to foreclosed real estate	142	555	1,307
Direct write-downs	(419)	(263)	(80)
Sales	(558)	(1,023)	(1,504)
Capitalized expenses and other adjustments	6	28	61

Ending balance	$3,142	$3,971	$4,674

Net loss on foreclosed real estate was as follows for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Net (gain) loss on sales	$23	$(3)	$(30)
Direct write-downs	419	263	80
Operating expenses, net of income	34	56	94

	$476	$316	$144

At December 31, 2018 and 2017, the balance of foreclosed real estate includes $33,000 and $443,000, respectively, of residential real estate properties where physical possession has been obtained. At December 31, 2018 and 2017, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $365,000 and $588,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)       GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and The Peoples Bank of Bullitt County (“Peoples”) during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2018, 2017 or 2016.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000 each year for 2018, 2017 and 2016.

Core deposit intangibles subject to amortization as of December 31, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	452	306

	$966	$1,112

Estimated amortization expense for the core deposit intangible for each of the ensuing five years and in the aggregate is as follows:

Years ending December 31:	(In thousands)

2019	$147
2020	147
2021	147
2022	147
2023	147
2024 and thereafter	231

Total	$966

(8)       DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $4.0 million and $3.5 million at December 31, 2018 and 2017, respectively.

At December 31, 2018, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2019	$28,320
2020	20,171
2021	8,864
2022	6,927
2023	4,542

Total	$68,824

The Bank held deposits of approximately $13.8 million and $9.2 million for related parties at December 31, 2018 and 2017, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(9)       LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through The Bankers’ Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2018 and 2017, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2018 and 2017, the Bank had no outstanding borrowings under the line of credit.

(10)       ADVANCES FROM FEDERAL HOME LOAN BANK

There were no outstanding advances from the FHLB at December 31, 2018. At December 31, 2017, there were $10.0 million in outstanding advances from the FHLB maturing in June 2018 at a weighted average rate of 1.67%. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2018, the carrying value of mortgage loans pledged as security for advances was $77.5 million.

(11)       LEASE COMMITMENTS

During 2015, the Bank extended a noncancelable lease agreement for branch office space which expires in March 2020 with annual lease payments of $19,000. During September 2016, Heritage Hills signed a lease agreement for equipment which expires in October 2021 with annual lease payments of $59,000. At December 31, 2018, minimum lease payments under the leases were $78,000 for the year ending 2019, $64,000 for the year ending December 31, 2020 and $59,000 for the year ending December 31, 2021, for an aggregate total of $201,000.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

Total rental expense for all operating leases was $93,000, $98,000 and $89,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(12)       INCOME TAXES

The Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 reduced the Company’s federal corporate tax rate from 34% to 21% effective for tax years beginning after December 31, 2017. FASB ASC 740, Income Taxes, requires recognition of the effect of a change in tax law or rate in the period that includes the enactment date. As such, deferred tax assets and liabilities have been adjusted for the change in the federal corporate tax rate as of December 31, 2017. The resulting adjustments of deferred tax assets and liabilities was recognized as a component of income tax expense in the consolidated statement of net income for the year ended December 31, 2017, resulting in additional income tax expense of $290,000. In accordance with ASU No. 2018-02, the Bank elected to reclassify the income tax effect of the change in the federal corporate tax rate from AOCI to retained earnings as of December 31, 2017 in the amount of $352,000.

The components of income tax expense for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016

Current	$1,789	$2,755	$2,303
Deferred	(395)	348	220

Totals	$1,394	$3,103	$2,523

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016, follows:

(In thousands)	2018	2017	2016

Provision at federal statutory tax rate	$2,239	$3,589	$3,196
State income tax-net of federal tax benefit	109	96	111
Change in state statutory tax rate	(9)	(5)	(4)
Revaluation of net deferred tax asset due to change in federal income tax rate	–	290	–
Tax-exempt interest income	(328)	(507)	(416)
Bank-owned life insurance income	(67)	(73)	(62)
Captive insurance net premiums	(195)	(290)	(294)
Investment in tax credit entities	(272)	–	–
Other	(83)	3	(8)
Totals	$1,394	$3,103	$2,523

Effective tax rate	13.1%	29.4%	26.8%

Significant components of the deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

(In thousands)	2018	2017

Deferred tax assets (liabilities):
Deferred compensation plans	$115	$121
Allowance for loan losses	855	743
Unrealized loss on securities available for sale	1,118	647
Unrealized loss on equity securities	49	–
Restricted stock	31	11
Valuation allowance on foreclosed real estate	174	87
Interest on nonaccrual loans	215	220
Other	39	58
Deferred tax assets	2,596	1,887

Depreciation	(491)	(587)
Deferred loan fees and costs	(246)	(262)
FHLB stock dividends	(36)	(37)
Prepaid expenses	(232)	(201)
Acquisition purchase accounting adjustments	(125)	(184)
Other	(23)	(39)
Deferred tax liabilities	(1,153)	(1,310)

Net deferred tax asset	$1,443	$577

Tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

At December 31, 2018 and 2017, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2015 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2018 and 2017 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2018 and 2017.

(13)       EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $520,000, $478,000 and $472,000 to the plan for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2018, 2017 and 2016 as all shares were allocated during 2008.

At December 31, 2018 and 2017, the ESOP trust held 52,455 and 53,181 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14)       DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and will be paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $296,000 and $332,000 at December 31, 2018 and 2017, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $17,000, $19,000 and $21,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2036. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $153,000 and $157,000 at December 31, 2018 and 2017, respectively. Deferred compensation expense for the director plan was $18,000 for the year ended December 31, 2018 and $19,000 for each of the years ended December 31, 2017and 2016.

(15)       STOCK-BASED COMPENSATION PLAN

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares. At December 31, 2018, 185,900 shares of the Company’s common stock were available for issuance under the Plan.

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

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2018, no stock options had been granted under the Plan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

On February 20, 2018, the Company granted 20,000 restricted shares to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000. The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019. On February 17, 2015, the Company granted 19,500 restricted stock shares to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock generally vests over a five-year period. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the years ended December 31, 2018, 2017 and 2016 was $192,000, $89,000 and $82,000, respectively. A summary of the Company’s nonvested restricted shares activity as of December 31, 2018 and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at beginning of year	10,500	$24.50
Granted	20,000	37.42
Vested	(4,200)	26.04
Forfeited	(1,400)	33.73

Nonvested at end of year	24,900	$34.10

The total fair value of restricted shares that vested during the years ended December 31, 2018 and 2017 was $171,000 and $109,000, respectively. There were no restricted shares that vested during the year ended December 31, 2016. At December 31, 2018, unrecognized compensation expense related to nonvested restricted shares was $720,000. The compensation expense is expected to be recognized over a weighted average period of 3.7 years.

On February 19, 2019, the Company granted 9,750 restricted shares to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000, which will vest over a five-year period.

(16)       COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the consolidated financial statements. These include commitments to extend credit and standby letters of credit, which are some of the instruments used by the Company to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16 - continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following is a summary of the commitments at December 31, 2018 and 2017:

(In thousands)	2018	2017

Loan commitments:
Fixed rate	$4,946	$933
Adjustable rate	930	8,245

Standby letters of credit	1,295	1,246
Unused lines of credit on credit cards	6,641	5,660
Undisbursed commercial and personal lines of credit	26,862	32,302
Undisbursed portion of construction loans in process	26,675	25,020
Undisbursed portion of home equity lines of credit	47,079	44,494

	$114,428	$117,900

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Certain commitments have fixed expiration dates, or other termination clauses, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; accounts receivable; inventory; property and equipment; personal residences; income-producing commercial properties and land under development. Personal guarantees are also obtained to provide added security for certain commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to guarantee the installation of real property improvements and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral and obtains personal guarantees supporting those commitments for which collateral or other security is deemed necessary

(17)       DIVIDEND RESTRICTION

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(17 - continued)

The payment of dividends by the Bank is subject to banking regulations and applicable Indiana state law. The amount of dividends that the Bank may pay to the Company in any calendar year without prior approval from banking regulators cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. The Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the regulatory capital of the Bank to be reduced below regulatory capital requirements imposed by the banking regulators or below the amount of the liquidation account established upon completion of the conversion of the Bank’s former mutual holding company (First Capital, Inc., MHC) from mutual to stock form on December 31, 1998.

(18)       REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule through 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.5% by 2019. The capital conservation buffer is 1.875% for 2018 and 1.25% for 2017. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2018 and 2017.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18 - continued)

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

	Actual		Minimum for Capital Adequacy Purposes with Capital Conservation Buffer:		Minimum to be Well Capitalized under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:

Total capital (to risk weighted assets)	$79,406	14.62%	$53,626	9.88%	$54,304	10.00%

Tier 1 capital (to risk weighted assets)	$75,341	13.87%	$42,765	7.88%	$43,444	8.00%

Common equity Tier 1 capital (to risk weighted assets)	$75,341	13.87%	$34,619	6.38%	$35,298	6.50%

Tier 1 capital (to average assets)	$75,341	9.57%	$31,478	4.00%	$39,347	5.00%

As of December 31, 2017:

Total capital (to risk weighted assets)	$75,704	14.49%	$48,314	9.25%	$52,231	10.00%

Tier 1 capital (to risk weighted assets)	$72,070	13.80%	$37,868	7.25%	$41,785	8.00%

Common equity Tier 1 capital (to risk weighted assets)	$72,070	13.80%	$30,033	5.75%	$33,950	6.50%

Tier 1 capital (to average assets)	$72,070	9.67%	$29,812	4.00%	$37,266	5.00%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19)       FAIR VALUE MEASUREMENTS

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2018. The Company had no liabilities measured at fair value as of December 31, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018:

Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$–	$91,257	$–	$91,257
Agency CMO	–	32,992	–	32,992
Agency notes and bonds	–	74,504	–	74,504
Municipal obligations	–	63,088	–	63,088
Total securities available for sale	$–	$261,841	$–	$261,841

Equity securities	$1,715	$–	$–	$1,715

Assets Measured on a Nonrecurring Basis

Impaired loans:
Residential real estate	$–	$–	$2,181	$2,181
Land	–	–	152	152
Construction	–	–	521	521
Commercial real estate	–	–	422	422
Commercial business	–	–	426	426
Home equity and second mortgage	–	–	35	35
Total impaired loans	$–	$–	$3,737	$3,737

Loans held for sale	$–	$2,849	$–	$2,849

Foreclosed real estate:
Residential real estate	$–	$–	$33	$33
Commercial real estate	–	–	3,109	3,109
Total foreclosed real estate	$–	$–	$3,142	$3,142

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2017. The Company had no liabilities measured at fair value as of December 31, 2017.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017:

Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$–	$112,649	$–	$112,649
Agency CMO	–	15,323	–	15,323
Agency notes and bonds	–	69,028	–	69,028
Municipal obligations	–	74,172	–	74,172
Total securities available for sale	$–	$271,172	$–	$271,172

Assets Measured on a Nonrecurring Basis

Impaired loans:
Residential real estate	$–	$–	$2,872	$2,872
Commercial real estate	–	–	401	401
Commercial business	–	–	38	38
Home equity and second mortgage	–	–	60	60
Total impaired loans	$–	$–	$3,371	$3,371

Loans held for sale	$–	$2,630	$–	$2,630

Foreclosed real estate:
Residential real estate	$–	$–	$443	$443
Commercial real estate	–	–	3,528	3,528
Total foreclosed real estate	$–	$–	$3,971	$3,971

Securities Available for Sale and Equity Securities. Securities classified as available for sale and equity securities are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For securities where quoted market prices, market prices of similar securities or prices from an independent third party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect. Changes in fair value of equity securities are recorded in noninterest income on the consolidated statements of income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2018 and 2017, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 20% to 62%, with a weighted average discount of 39%. At December 31, 2017, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 14% to 62%, with a weighted average discount of 39%.

The Company recognized provisions for loan losses of $231,000, $39,000 and $158,000 for the years ended December 31, 2018, 2017 and 2016, respectively, for impaired loans.

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

At December 31, 2018, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranging from 10% to 79%, with a weighted average of 51%. At December 31, 2017, the discount from appraised value ranged from 17% to 75%, with a weighted average of 45%.

The Company recognized charges of $419,000, $263,000 and $80,000 to write down foreclosed real estate to fair value for the years ended December 31, 2018, 2017 and 2016, respectively.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2018 and 2017. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2018 and 2017. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2018 and 2017:

			Fair Value Measurements Using
(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2018:

Financial assets:
Cash and cash equivalents	$41,112	$41,112	$41,112	$–	$–
Interest-bearing time deposits	7,710	7,650	–	7,650	–
Securities available for sale	261,841	261,841	–	261,841	–
Loans held for sale	2,849	2,900	–	2,900	–
Loans, net	434,260	427,200	–	–	427,200
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,828	2,828	–	2,828	–
Equity securities (included in other assets)	1,715	1,715	1,715	–	–

Financial liabilities:
Deposits	701,646	699,864	–	–	699,864
Accrued interest payable	150	150	–	150	–

December 31, 2017:

Financial assets:
Cash and cash equivalents	$25,915	$25,915	$25,915	$–	$–
Interest-bearing time deposits	9,258	9,220	–	9,220	–
Securities available for sale	271,172	271,172	–	271,172	–
Securities held to maturity	1	1	–	1	–
Loans held for sale	2,630	2,678	–	2,678	–
Loans, net	409,618	404,931	–	–	404,931
FHLB and other restricted stock	1,979	N/A	N/A	N/A	N/A
Accrued interest receivable	2,694	2,694	–	2,694	–

Financial liabilities:
Deposits	664,562	663,006	–	–	663,006
FHLB advances	10,000	10,000	–	10,000	–
Accrued interest payable	107	107	–	107	–

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. In accordance with the Company’s adoption of ASU 2016-01 effective January 1, 2018, the table above for December 31, 2018 presents the fair values measured using an exit price notion. The fair value of loans at December 31, 2017 was measured using an entry price notion. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 16, and the fair value of these instruments is considered immaterial.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21)       REVENUE FROM CONTRACTS WITH CUSTOMERS

As of January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. The adoption of the ASU had no material impact on the measurement or recognition of revenue; however, additional disclosures have been added in accordance with the ASU. See Note 1 for additional information on this new accounting standard.

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016

Service charges on deposit accounts	$2,177	$2,098	$1,764
ATM and debit card fees	2,564	2,329	2,197
Investment advisory income	386	416	384
Other	128	123	118
Revenue from contracts with customers	5,255	4,966	4,463

Net gains on loans and investments	528	1,439	1,355
Increase in cash value of life insurance	227	197	184
Other	158	96	167
Other noninterest income	913	1,732	1,706

Total noninterest income	$6,168	$6,698	$6,169

Net gain (loss) on sales of foreclosed real estate	$23	$(3)	$(30)

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges and statement rendering, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

ATM and Debit Card Fees: The Company earns ATM usage fees and interchange fees from debit cardholder transactions conducted through a payment network. ATM fees are recognized at the point in time the transaction occurs. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Investment Advisory Income: The Company earns trust, insurance commissions, brokerage commissions and annuities income from its contracts with customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted services and are generally assessed based on the market value of assets under management. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed. Other related fees, which are based on a fixed fee schedule, are recognized when the services are rendered.

Other Income: Other income from contracts with customers includes safe deposit box fees and ACH origination fees. This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21 - continued)

Gains and Losses on Sales of Foreclosed Real Estate: The Company records a gain or loss on the sale of foreclosed real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed real estate asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company did not finance any sales of foreclosed real estate during the year ended December 31, 2018.

(22)       QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENT

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At December 31, 2018, the balance of the Bank’s investment was $3.6 million and is reflected in other assets on the consolidated balance sheet. The unfunded commitment related to the qualified affordable housing project investment was $2.9 million at December 31, 2018 and is reflected in other liabilities on the consolidated balance sheet. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During 2018, the Bank recognized amortization expense of $329,000, which was included in income tax expense on the consolidated statement of income. Additionally, during 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $393,000.

(23)       PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)

	As of December 31,
	2018	2017
Assets:
Cash and cash equivalents	$2,845	$1,850
Other assets	2,039	234
Investment in subsidiaries	80,960	78,854

	$85,844	$80,938

Liabilities and Equity:
Accrued expenses	$–	$–
Stockholders' equity	85,844	80,938

	$85,844	$80,938

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

Statements of Income
(In thousands)

	Years Ended December 31,
	2018	2017	2016

Dividend income from subsidiaries	$6,297	$4,175	$2,550
Other income	16	4	152
Loss on equity securities	(207)	–	–
Other operating expenses	(587)	(383)	(534)

Income before income taxes and equity in undistributed net income of subsidiaries	5,519	3,796	2,168

Income tax benefit	210	147	158

Income before equity in undistributed net income of subsidiaries	5,729	3,943	2,326
Equity in undistributed net income of subsidiaries	3,524	3,496	4,538

Net income	$9,253	$7,439	$6,864

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$9,253	$7,439	$6,864
Adjustments to reconcile net income to cash andcash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,524)	(3,496)	(4,538)
Stock compensation expense	192	88	82
Gain on sale of cost method equity investment	–	–	(145)
Unrealized loss on equity securities	207	–	–
Net change in other assets and liabilities	(89)	(20)	(15)
Net cash provided by operating activities	6,039	4,011	2,248

Investing Activities:
Proceeds from sale of cost method equity investment	–	–	856
Purchase of equity investment	(1,922)	–	–
Net cash provided by (used in) investing activities	(1,922)	–	856

Financing Activities:
Purchase of treasury stock	(34)	(18)	(34)
Cash dividends paid	(3,088)	(2,870)	(2,804)
Net cash used in financing activities	(3,122)	(2,888)	(2,838)

Net increase in cash and cash equivalents	995	1,123	266

Cash and cash equivalents at beginning of year	1,850	727	461

Cash and cash equivalents at end of year	$2,845	$1,850	$727

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2018	2017	2016

Cash payments for:
Interest	$1,570	$1,466	$1,914
Income taxes (net of refunds received)	1,611	3,010	1,054

Noncash investing activities:
Transfers from loans to foreclosed real estate	$142	$555	$1,307
Proceeds from sales of foreclosed
real estate financed through loans	–	15	288

(25)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2018, 2017 and 2016.

(In thousands, except share and per share data)	Years Ended December 31,
	2018	2017	2016
Basic:

Net income attributable to First Capital, Inc.	$9,253	$7,439	$6,864

Shares:
Weighted average common shares outstanding	3,328,422	3,325,032	3,340,566

Net income per common share attributable to First Capital, Inc., basic	$2.78	$2.24	$2.05

Diluted:

Net income attributable to First Capital, Inc.	$9,253	$7,439	$6,864

Shares:
Weighted average common shares outstanding	3,328,422	3,325,032	3,340,566
Add: Dilutive effect of restricted stock	6,972	4,531	2,850

Weighted average common shares outstanding, as adjusted	3,335,394	3,329,563	3,343,416

Net income per common share attributable to First Capital, Inc., diluted	$2.77	$2.23	$2.05

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the years ended December 31, 2018, 2017 and 2016.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(In thousands, except per share data)

Interest income	$6,764	$7,063	$7,433	$7,626
Interest expense	342	395	424	450
Net interest income	6,422	6,668	7,009	7,176
Provision for loan losses	197	316	455	200
Net interest income after provision for loan losses	6,225	6,352	6,554	6,976
Noninterest income	1,526	1,736	1,698	1,208
Noninterest expenses	5,254	5,697	5,195	5,469
Income before income taxes	2,497	2,391	3,057	2,715
Income tax expense	361	287	530	216

Net income	2,136	2,104	2,527	2,499
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,133	$2,100	$2,524	$2,496

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.64	$0.63	$0.76	$0.75
Diluted	$0.64	$0.63	$0.76	$0.75

2017

Interest income	$6,343	$6,578	$6,728	$6,773
Interest expense	359	346	343	344
Net interest income	5,984	6,232	6,385	6,429
Provision for loan losses	211	256	150	298
Net interest income after provision for loan losses	5,773	5,976	6,235	6,131
Noninterest income	1,453	1,856	1,748	1,641
Noninterest expenses	5,155	4,803	5,046	5,254
Income before income taxes	2,071	3,029	2,937	2,518
Income tax expense	515	835	825	928

Net income	1,556	2,194	2,112	1,590
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,553	$2,190	$2,109	$1,587

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.46	$0.66	$0.63	$0.49
Diluted	$0.46	$0.66	$0.63	$0.48

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26 - continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	(In thousands, except per share data)

Interest income	$6,346	$6,289	$6,215	$6,244
Interest expense	500	456	414	393
Net interest income	5,846	5,833	5,801	5,851
Provision for loan losses	75	150	200	220
Net interest income after provision for loan losses	5,771	5,683	5,601	5,631
Noninterest income	1,368	1,615	1,750	1,436
Noninterest expenses	4,990	4,844	4,924	4,697
Income before income taxes	2,149	2,454	2,427	2,370
Income tax expense	564	667	666	626

Net income	1,585	1,787	1,761	1,744
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,582	$1,783	$1,758	$1,741

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.47	$0.53	$0.53	$0.52
Diluted	$0.47	$0.53	$0.53	$0.52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 13, 2019	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive	March 13, 2019
William W. Harrod	Officer and Director
(principal executive officer)

/s/ Michael L. Shireman	Chairman	March 13, 2019
Michael L. Shireman

/s/ Michael C. Frederick	Executive Vice President, Chief	March 13, 2019
Michael C. Frederick	Financial Officer and Treasurer
(principal accounting and
financial officer)

/s/ Samuel E. Uhl	Director	March 13, 2019
Samuel E. Uhl

/s/ Mark D. Shireman	Director	March 13, 2019
Mark D. Shireman

/s/ Kathryn W. Ernstberger	Director	March 13, 2019
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 13, 2019
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 13, 2019
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 13, 2019
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 13, 2019
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 13, 2019
Dana L. Huber

/s/ Lou Ann Moore	Director	March 13, 2019
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 13, 2019
Robert C. Guilfoyle