Form 10-Q
period 2019-03-31
FIRST CAPITAL INC
filed 2019-05-09
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FCAP	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,364,494 shares of common stock were outstanding as of April 26, 2019.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Cash and due from banks	$13,551	$17,394
Interest bearing deposits with banks	3,305	1,717
Federal funds sold	38,687	22,001
Total cash and cash equivalents	55,543	41,112

Interest-bearing time deposits	6,735	7,710
Securities available for sale, at fair value	255,035	261,841
Loans, net	449,781	434,260
Loans held for sale	1,377	2,849
Federal Home Loan Bank and other stock, at cost	1,988	1,988
Foreclosed real estate	2,999	3,142
Premises and equipment	14,351	14,364
Accrued interest receivable	2,835	2,828
Cash value of life insurance	8,107	8,059
Goodwill	6,472	6,472
Core deposit intangible	929	966
Other assets	7,709	8,571

Total Assets	$813,861	$794,162

LIABILITIES
Deposits:
Noninterest-bearing	$152,725	$143,249
Interest-bearing	565,806	558,397
Total deposits	718,531	701,646

Accrued interest payable	177	150
Accrued expenses and other liabilities	5,925	6,410
Total liabilities	724,633	708,206

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,791,283 shares (3,781,533 in 2018); outstanding 3,364,494 shares (3,354,744 in 2018)	38	38
Additional paid-in capital	40,723	40,215
Retained earnings-substantially restricted	59,511	58,137
Unearned stock compensation	(1,172)	(720)
Accumulated other comprehensive loss	(1,638)	(3,477)
Less treasury stock, at cost - 426,789 shares	(8,349)	(8,349)
Total First Capital, Inc. stockholders' equity	89,113	85,844

Noncontrolling interest in subsidiary	115	112
Total equity	89,228	85,956

Total Liabilities and Equity	$813,861	$794,162

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$6,057	$5,301
Securities:
Taxable	984	952
Tax-exempt	391	378
Dividends	26	33
Other interest income	200	100
Total interest income	7,658	6,764
INTEREST EXPENSE
Deposits	456	321
Advances from Federal Home Loan Bank	-	21
Total interest expense	456	342
Net interest income	7,202	6,422
Provision for loan losses	450	197
Net interest income after provision for loan losses	6,752	6,225
NONINTEREST INCOME
Service charges on deposit accounts	461	509
ATM and debit card fees	647	600
Commission and fee income	98	88
Gain (loss) on sale of securities available for sale and time deposits	(97)	1
Unrealized gain on equity securities	131	-
Gain on sale of loans	158	240
Increase in cash value of life insurance	48	43
Other income	59	45
Total noninterest income	1,505	1,526
NONINTEREST EXPENSE
Compensation and benefits	3,042	2,894
Occupancy and equipment	397	413
Data processing	838	744
Professional fees	229	178
Advertising	89	85
Net loss on foreclosed real estate	195	121
Other expenses	875	819
Total noninterest expense	5,665	5,254
Income before income taxes	2,592	2,497
Income tax expense	442	361
Net Income	2,150	2,136
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$2,147	$2,133

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.64	$0.64
Diluted	$0.64	$0.64

Dividends per share on common shares	$0.23	$0.23

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)

Net Income	$2,150	$2,136

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	2,347	(4,015)
Income tax (expense) benefit	(584)	999
Net of tax amount	1,763	(3,016)

Less: reclassification adjustment for realized (gains) losses included in net income	97	(1)
Income tax expense (benefit)	(21)	-
Net of tax amount	76	(1)

Other Comprehensive Income (Loss), net of tax	1,839	(3,017)

Comprehensive Income (Loss)	3,989	(881)
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$3,986	$(884)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2018	$38	$39,515	$51,972	$(2,060)	$(212)	$(8,315)	$112	$81,050

Net income	-	-	2,133	-	-	-	3	2,136

Other comprehensive loss	-	-	-	(3,017)	-	-	-	(3,017)

Cash dividends	-	-	(772)	-	-	-	-	(772)

Restricted stock grants	-	748	-	-	(748)	-	-	-

Stock compensation expense	-	-	-	-	49	-	-	49

Balances at March 31, 2018	$38	$40,263	$53,333	$(5,077)	$(911)	$(8,315)	$115	$79,446

Balances at January 1, 2019	$38	$40,215	$58,137	$(3,477)	$(720)	$(8,349)	$112	$85,956

Net income	-	-	2,147	-	-	-	3	2,150

Other comprehensive income	-	-	-	1,839	-	-	-	1,839

Cash dividends	-	-	(773)	-	-	-	-	(773)

Restricted stock grants	-	508	-	-	(508)	-	-	-

Stock compensation expense	-	-	-	-	56	-	-	56

Balances at March 31, 2019	$38	$40,723	$59,511	$(1,638)	$(1,172)	$(8,349)	$115	$89,228

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$2,150	$2,136
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	391	431
Depreciation and amortization expense	264	312
Deferred income taxes	(74)	(93)
Stock compensation expense	56	49
Increase in cash value of life insurance	(48)	(43)
(Gain) loss on sale of securities and time deposits	97	(1)
Provision for loan losses	450	197
Proceeds from sales of loans	7,942	16,547
Loans originated for sale	(6,312)	(15,818)
Gain on sale of loans	(158)	(240)
Amortization of tax credit investment	82	82
Unrealized gain on equity securities	(131)	-
Net realized and unrealized loss on foreclosed real estate	136	29
Decrease (increase) in accrued interest receivable	(7)	44
(Increase) decrease in accrued interest payable	27	(9)
Net change in other assets/liabilities	66	(265)
Net Cash Provided By Operating Activities	4,931	3,358

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits	490	1,239
Proceeds from sales of interest-bearing time deposits	1,460	-
Purchase of interest-bearing time deposits	(985)	-
Purchase of securities available for sale	(17,862)	(6,326)
Proceeds from maturities of securities available for sale	15,645	520
Proceeds from sales of securities available for sale	5,437	1,458
Principal collected on mortgage-backed obligations	5,533	6,295
Investment in cash value of life insurance	-	(1,000)
Net (increase) decrease in loans receivable	(15,972)	2,176
Investment in tax credit entity	(152)	(436)
Proceeds from sale of foreclosed real estate	8	99
Purchase of premises and equipment	(214)	(50)
Net Cash Provided By (Used In) Investing Activities	(6,612)	3,975

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,885	17,009
Repayment of advances from Federal Home Loan Bank	-	(10,000)
Dividends paid	(773)	(772)
Net Cash Provided By Financing Activities	16,112	6,237

Net Increase in Cash and Cash Equivalents	14,431	13,570
Cash and cash equivalents at beginning of period	41,112	25,915
Cash and Cash Equivalents at End of Period	$55,543	$39,485

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the financial holding company for First Harrison Bank (“Bank”), an Indiana chartered commercial bank and wholly owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that holds and manages certain foreclosed real estate properties.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2019, and the results of operations for the three months ended March 31, 2019 and 2018 and the cash flows for the three months ended March 31, 2019 and 2018. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2019 and December 31, 2018 are summarized as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2019
Securities available for sale:
Agency mortgage-backed securities	$89,739	$1	$2,365	$87,375
Agency CMO	36,356	91	351	36,096
Other debt securities:
Agency notes and bonds	65,791	149	739	65,201
Municipal obligations	65,319	1,200	156	66,363

Total securities available for sale	$257,205	$1,441	$3,611	$255,035

December 31, 2018
Securities available for sale:
Agency mortgage-backed securities	$94,746	$-	$3,489	$91,257
Agency CMO	33,222	152	382	32,992
Other debt securities:
Agency notes and bonds	75,461	59	1,016	74,504
Municipal obligations	63,008	651	571	63,088

Total securities available for sale	$266,437	$862	$5,458	$261,841

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of March 31, 2019, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized Cost	Fair Value
(In thousands)

Due in one year or less	$18,773	$18,667
Due after one year through five years	56,424	56,002
Due after five years through ten years	32,260	32,636
Due after ten years	23,653	24,259
	131,110	131,564
Mortgage-backed securities and
CMO	126,095	123,471

	$257,205	$255,035

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency CMO	5	$8,429	$24
Agency notes and bonds	1	2,997	3
Muncipal obligations	1	275	1

Total less than twelve months	7	11,701	28

Continuous loss position more than twelve months:
Agency mortgage-backed securities	91	85,872	2,365
Agency CMO	20	11,313	327
Agency notes and bonds	16	52,946	736
Muncipal obligations	31	17,130	155

Total more than twelve months	158	167,261	3,583

Total securities available for sale	165	$178,962	$3,611

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of Investment Positions	Fair Value	Gross Unrealized Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	1	$1,563	$13
Agency CMO	4	2,870	1
Agency notes and bonds	1	499	1
Muncipal obligations	11	3,552	12

Total less than twelve months	17	8,484	27

Continuous loss position more than twelve months:
Agency mortgage-backed securities	97	89,680	3,476
Agency CMO	24	12,168	381
Agency notes and bonds	22	67,927	1,015
Muncipal obligations	49	25,316	559

Total more than twelve months	192	195,091	5,431

Total securities available for sale	209	$203,575	$5,458

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

At March 31, 2019, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 2.0% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2019, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended March 31, 2019, the Company realized gross losses of $86,000 on sales of available for sale securities and gross losses of $11,000 on sales of time deposits. During the three months ended March 31, 2018, the Company realized gross gains of $7,000 and gross losses of $6,000 on sales of available for sale securities.

Certain available for sale debt securities were pledged to secure public fund deposits at March 31, 2019 and December 31, 2018.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended March 31, 2019, the Company recognized an unrealized gain of $131,000 on this equity investment. At March 31, 2019, the equity investment had a fair value of $1.8 million and is included in other assets on the consolidated balance sheet.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The general component covers loans not considered to be impaired. Such loans are pooled by segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years. The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis based on the risks present for each portfolio segment. Management considers changes and trends in the following qualitative loss factors: underwriting standards, economic conditions, changes and trends in past due and classified loans, collateral valuations, loan concentrations and other internal and external factors.

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at March 31, 2019 and December 31, 2018.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

At March 31, 2019 and December 31, 2018, the balance of foreclosed real estate includes $15,000 and $33,000, respectively, of residential real estate properties where physical possession has been obtained. At March 31, 2019 and December 31, 2018, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $331,000 and $365,000, respectively.

Loans at March 31, 2019 and December 31, 2018 consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018

Real estate mortgage loans:
Residential	$141,511	$136,445
Land	22,148	22,607
Residential construction	30,297	31,459
Commercial real estate	106,787	107,445
Commercial real estate contruction	22,075	20,591
Commercial business loans	40,053	36,297
Consumer loans:
Home equity and second mortgage loans	53,467	51,731
Automobile loans	42,835	42,124
Loans secured by savings accounts	1,383	1,399
Unsecured loans	3,510	3,638
Other consumer loans	10,247	10,169
Gross loans	474,313	463,905
Less undisbursed portion of loans in process	(21,299)	(26,675)

Principal loan balance	453,014	437,230

Deferred loan origination fees, net	1,106	1,095
Allowance for loan losses	(4,339)	(4,065)

Loans, net	$449,781	$434,260

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2019:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$141,511	$22,148	$31,073	$106,787	$40,053	$53,467	$57,975	$453,014

Accrued interest receivable	495	113	102	244	123	266	219	1,562

Net deferred loan origination fees and costs	105	19	(9)	(39)	-	1,030	-	1,106

Recorded investment in loans	$142,111	$22,280	$31,166	$106,992	$40,176	$54,763	$58,194	$455,682

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,329	$189	$525	$457	$422	$25	$-	$3,947
Collectively evaluated for impairment	139,500	22,091	30,641	106,490	39,754	54,738	58,194	451,408
Acquired with deteriorated credit quality	282	-	-	45	-	-	-	327

Ending balance	$142,111	$22,280	$31,166	$106,992	$40,176	$54,763	$58,194	$455,682

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2018:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$136,445	$22,607	$25,375	$107,445	$36,297	$51,731	$57,330	$437,230

Accrued interest receivable	475	119	76	265	120	247	228	1,530

Net deferred loan origination fees and costs	99	18	(9)	(38)	-	1,025	-	1,095

Recorded investment in loans	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,184	$152	$521	$466	$427	$35	$-	$3,785
Collectively evaluated for impairment	134,553	22,592	24,921	107,158	35,990	52,968	57,558	435,740
Acquired with deteriorated credit quality	282	-	-	48	-	-	-	330

Ending balance	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2019 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$28	$-	$-	$39	$1	$-	$-	$68
Collectively evaluated for impairment	699	164	291	1,352	540	450	775	4,271
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$727	$164	$291	$1,391	$541	$450	$775	$4,339

An analysis of the allowance for loan losses as of December 31, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$3	$-	$-	$44	$1	$-	$-	$48
Collectively evaluated for impairment	690	162	224	1,357	458	443	683	4,017
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2019 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065
Provisions for loan losses	71	2	67	(10)	82	5	233	450
Charge-offs	(39)	-	-	-	-	-	(181)	(220)
Recoveries	2	-	-	-	-	2	40	44

Ending balance	$727	$164	$291	$1,391	$541	$450	$775	$4,339

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634
Provisions for loan losses	139	23	46	(110)	(15)	(33)	147	197
Charge-offs	(60)	-	-	-	(1)	-	(196)	(257)
Recoveries	3	-	-	8	1	3	42	57

Ending balance	$301	$156	$291	$1,520	$276	$680	$407	$3,631

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2019 and December 31, 2018, management applied qualitative factor adjustments to various portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $3.2 million and $3.1 million at March 31, 2019 and December 31, 2018, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at March 31, 2019 and December 31, 2018.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $329,000 and $333,000 at March 31, 2019 and December 31, 2018, respectively. These factors were not adjusted during the period from December 31, 2018 to March 31, 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2019 and 2018:

	At March 31, 2019			Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,192	$2,478	$-	$2,181	$3	$2,610	$7
Land	189	191	-	171	-	47	-
Construction	525	525	-	523	-	-	-
Commercial real estate	251	258	-	253	2	383	5
Commercial business	396	447	-	398	3	152	4
Home equity/2nd mortgage	25	34	-	30	-	69	-
Other consumer	-	-	-	-	-	4	-

	3,578	3,933	-	3,556	8	3,265	16

Loans with an allowance recorded:
Residential	137	145	28	76	-	245	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	206	212	39	103	-	-	-
Commercial business	26	30	1	119	-	29	-
Home equity/2nd mortgage	-	-	-	14	-	13	-
Other consumer	-	-	-	-	-	-	-

	369	387	68	312	-	287	-

Total:
Residential	2,329	2,623	28	2,257	3	2,855	7
Land	189	191	-	171	-	47	-
Construction	525	525	-	523	-	-	-
Commercial real estate	457	470	39	356	2	383	5
Commercial business	422	477	1	517	3	181	4
Home equity/2nd mortgage	25	34	-	44	-	82	-
Other consumer	-	-	-	-	-	4	-

	$3,947	$4,320	$68	$3,868	$8	$3,552	$16

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$2,170	$2,409	$-
Land	152	153	-
Construction	521	521	-
Commercial real estate	255	260	-
Commercial business	400	451	-
Home equity/2nd mortgage	35	44	-
Other consumer	-	-	-

	3,533	3,838	-

Loans with an allowance recorded:
Residential	14	15	3
Land	-	-	-
Construction	-	-	-
Commercial real estate	211	213	44
Commercial business	27	30	1
Home equity/2nd mortgage	-	-	-
Other consumer	-	-	-

	252	258	48

Total:
Residential	2,184	2,424	3
Land	152	153	-
Construction	521	521	-
Commercial real estate	466	473	44
Commercial business	427	481	1
Home equity/2nd mortgage	35	44	-
Other consumer	-	-	-

	$3,785	$4,096	$48

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential	$2,065	$59	$2,124	$1,769	$-	$1,769
Land	189	-	189	152	-	152
Construction	525	-	525	521	-	521
Commercial real estate	362	-	362	371	-	371
Commercial business	205	-	205	207	-	207
Home equity/2nd mortgage	25	-	25	35	-	35
Other consumer	-	3	3	-	2	2

Total	$3,371	$62	$3,433	$3,055	$2	$3,057

The following table presents the aging of the recorded investment in loans at March 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$2,936	$96	$1,396	$4,428	$137,401	$282	$142,111
Land	284	12	153	449	21,831	-	22,280
Construction	394	-	525	919	30,247	-	31,166
Commercial real estate	509	-	-	509	106,438	45	106,992
Commercial business	167	-	145	312	39,864	-	40,176
Home equity/2nd mortgage	148	-	25	173	54,590	-	54,763
Other consumer	194	57	3	254	57,940	-	58,194

Total	$4,632	$165	$2,247	$7,044	$448,311	$327	$455,682

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
	(In thousands)

Residential	$2,617	$926	$1,189	$4,732	$132,005	$282	$137,019
Land	247	39	152	438	22,306	-	22,744
Construction	-	-	-	-	25,442	-	25,442
Commercial real estate	450	-	-	450	107,174	48	107,672
Commercial business	377	-	145	522	35,895	-	36,417
Home equity/2nd mortgage	191	-	35	226	52,777	-	53,003
Other consumer	491	50	2	543	57,015	-	57,558

Total	$4,373	$1,015	$1,523	$6,911	$432,614	$330	$439,855

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity & 2nd Mtg	Other Consumer	Total
	(In thousands)
March 31, 2019
Pass	$139,056	$21,891	$30,598	$104,154	$38,822	$54,687	$57,978	$447,186
Special Mention	131	65	43	1,495	869	-	216	2,819
Substandard	788	135	-	981	280	51	-	2,235
Doubtful	2,136	189	525	362	205	25	-	3,442
Loss	-	-	-	-	-	-	-	-

Total	$142,111	$22,280	$31,166	$106,992	$40,176	$54,763	$58,194	$455,682

December 31, 2018
Pass	$133,878	$22,458	$24,921	$104,843	$35,162	$52,859	$57,529	$431,650
Special Mention	133	65	-	1,520	763	-	29	2,510
Substandard	1,168	69	-	938	285	109	-	2,569
Doubtful	1,840	152	521	371	207	35	-	3,126
Loss	-	-	-	-	-	-	-	-

Total	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$146	$297	$443	$-	$295	$302	$597	$-
Commercial real estate	190	362	552	39	190	371	561	44
Commercial business	216	-	216	-	218	-	218	-

Total	$552	$659	$1,211	$39	$703	$673	$1,376	$44

At March 31, 2019 and December 31, 2018, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the three months ended March 31, 2019. The Company restructured one commercial business loan during the three months ended March 31, 2018, with a pre-modification and post-modification outstanding balance of $179,000. For the TDR restructured in 2018, the terms of modification included the deferral of contractual principal payments.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2019 or 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2019 and 2018. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018

Residential real estate	$282	$282
Commercial real estate	45	48
Carrying amount	327	330
Allowance for loan losses	-	-
Carrying amount, net of allowance	$327	$330

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $511,000 and $519,000 at March 31, 2019 and December 31, 2018, respectively.

There was no allowance for loan losses related to PCI loans at March 31, 2019 and December 31, 2018. There was a $2,000 reduction of the allowance for loan losses related to PCI loans for the three-month period ended March 31, 2018. There were no net provisions for loan losses related to PCI loans for the three-month period ended March 31, 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Accretable yield, or income expected to be collected, is as follows for the three month periods ended March 31, 2019 and 2018:

	2019	2018

Balance at beginning of period	$423	$470
New loans purchased	-	-
Accretion to income	(12)	(14)
Disposals and other adjustments	-	-
Reclassification from nonaccretable difference	(2)	3

Balance at end of period	$409	$459

4.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At March 31, 2019 and December 31, 2018, the balance of the Bank’s investment was $3.5 million and $3.6 million, respectively, and is reflected in other assets on the consolidated balance sheet. The unfunded commitment related to the qualified affordable housing project investment at March 31, 2019 and December 31, 2018 was $2.8 million and $2.9 million, respectively, and is reflected in other liabilities on the consolidated balance sheet. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During each of the three month periods ended March 31, 2019 and 2018, the Bank recognized amortization expense of $82,000, which was included in income tax expense on the consolidated statements of income. Additionally, during the three month periods ended March 31, 2019 and 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $125,000 and $98,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,

	2019	2018
(Dollars in thousands, exept per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,147	$2,133

Shares:
Weighted average common shares outstanding	3,329,844	3,326,464

Net income attributable to First Capital, Inc. per common share, basic	$0.64	$0.64

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,147	$2,133

Shares:
Weighted average common shares outstanding	3,329,844	3,326,464
Add: Dilutive effect of restricted stock	10,100	5,671

Weighted average common shares outstanding, as adjusted	3,339,944	3,332,135

Net income attributable to First Capital, Inc. per common share, diluted	$0.64	$0.64

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month periods ended March 31, 2019 and 2018.

6.	Stock-Based Compensation Plan

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the Plan may not exceed 223,000 shares.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

At March 31, 2019, 176,150 shares of the Company’s common stock were available for issuance under the Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the Plan. The terms of the Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2019, no stock options had been granted under the Plan.

On February 19, 2019, the Company granted 9,750 restricted stock shares to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000. The restricted stock vests ratably from the grant date through July 1, 2024, with 20% of the shares vesting each year on July 1 beginning July 1, 2020. On February 20, 2018, the Company granted 20,000 restricted stock shares to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000. The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month periods ended March 31, 2019 and 2018 amounted to $56,000 and $49,000, respectively.

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2019 and changes during the three-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2019	24,900	$34.10
Granted	9,750	52.09
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2019	34,650	$39.16

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

At March 31, 2019, there was $1.1 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 5.25 years.

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash payments for:
Interest	$428	$351
Taxes (net of refunds received)	0	0

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	0	27

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2019 and December 31, 2018. The Company had no liabilities measured at fair value as of March 31, 2019 or December 31, 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2019
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$87,375	$-	$87,375
Agency CMO	-	36,096	-	36,096
Agency notes and bonds	-	65,201	-	65,201
Municipal obligations	-	66,363	-	66,363
Total securities available for sale	$-	$255,035	$-	$255,035

Equity securities	$1,845	$-	$-	1,845

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,301	$2,301
Land	-	-	189	189
Construction	-	-	525	525
Commercial real estate	-	-	418	418
Commercial business	-	-	421	421
Home equity and second mortgage	-	-	25	25
Total impaired loans	$-	$-	$3,879	$3,879

Loans held for sale	$-	$1,377	$-	$1,377

Foreclosed real estate:
Residential real estate	$-	$-	$15	$15
Commercial real estate	-	-	2,984	2,984
Total foreclosed real estate	$-	$-	$2,999	$2,999

December 31, 2018
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$91,257	$-	$91,257
Agency CMO	-	32,992	-	32,992
Agency notes and bonds	-	74,504	-	74,504
Municipal obligations	-	63,088	-	63,088
Total securities available for sale	$-	$261,841	$-	$261,841

Equity securities	$1,715	$-	$-	1,715

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,181	$2,181
Land	-	-	152	152
Construction	-	-	521	521
Commercial real estate	-	-	422	422
Commercial business	-	-	426	426
Home equity and second mortgage	-	-	35	35
Total impaired loans	$-	$-	$3,737	$3,737

Loans held for sale	$-	$2,849	$-	$2,849

Foreclosed real estate:
Residential real estate	$-	$-	$33	$33
Commercial real estate	-	-	3,109	3,109
Total foreclosed real estate	$-	$-	$3,142	$3,142

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2019 and December 31, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At March 31, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 14% to 66%, with a weighted average discount of 46%. At December 31, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 20% to 62%, with a weighted average discount of 39%. The Company recognized provisions for loan losses for impaired loans for the three months ended March 31, 2019 and 2018 of $20,000 and $65,000, respectively.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2019, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 17% to 50%, with a weighted average of 17%. At December 31, 2018, the discount from appraised value ranged from 10% to 79%, with a weighted average of 51%. The Company recognized losses of $137,000 to write down foreclosed real estate for the three months ended March 31, 2019. There were no charges to write down foreclosed real estate recognized in income for the three months ended March 31, 2018.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2019 and 2018. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2019 and 2018. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three month periods ended March 31, 2019 and 2018.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2019
Financial assets:
Cash and cash equivalents	$55,543	$55,543	$55,543	$-	$-
Interest-bearing time deposits	6,735	6,757	-	6,757	-
Securities available for sale	255,035	255,035	-	255,035	-
Loans held for sale	1,377	1,401	-	1,401	-
Loans, net	449,781	458,899	-	-	458,899
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,835	2,835	-	2,835	-
Equity securities (included in other assets)	1,845	1,845	1,845	-	-

Financial liabilities:
Deposits	718,531	717,117	-	-	717,117
Accrued interest payable	177	177	-	177	-

December 31, 2018:
Financial assets:
Cash and cash equivalents	$41,112	$41,112	$41,112	$-	$-
Interest-bearing time deposits	7,710	7,650	-	7,650	-
Securities available for sale	261,841	261,841	-	261,841	-
Loans held for sale	2,849	2,900	-	2,900	-
Loans, net	434,260	427,200	-	-	427,200
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,828	2,828	-	2,828	-
Equity securities (included in other assets)	1,715	1,715	1,715	-	-

Financial liabilities:
Deposits	701,646	699,864	-	-	699,864
Accrued interest payable	150	150	-	150	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Service charges on deposit accounts	$461	$509
ATM and debit card fees	647	600
Investment advisory income	98	88
Other	34	35
Revenue from contracts with customers	1,240	1,232

Net gains on loans and investments	192	241
Increase in cash value of life insurance	48	43
Other	25	10
Other noninterest income	265	294

Total noninterest income	$1,505	$1,526

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

(9 – continued)

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

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company also adopted all applicable practical expedients, including the option to not recognize lease assets and liabilities for short-term leases.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10 – continued)

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) – Premium Amortization on Purchased Callable Debt Securities. The update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the update requires the premium to be amortized to the earliest call date. The update does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in the update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this update effective January 1, 2019 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2019, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Condition

Total assets increased $19.7 million from $794.2 million at December 31, 2018 to $813.9 million at March 31, 2019, an increase of 2.5%.

Net loans receivable (excluding loans held for sale) increased $15.5 million from $434.3 million at December 31, 2018 to $449.8 million at March 31, 2019. Construction loans, residential mortgage loans and commercial business loans increased $5.7 million, $5.1 million and $3.8 million, respectively, during the three months ended March 31, 2019.

Securities available for sale decreased $6.8 million from $261.8 million at December 31, 2018 to $255.0 million at March 31, 2019. Purchases of $17.9 million of securities classified as available for sale were made during the three months ended March 31, 2019 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed CMO’s. Maturities and principal repayments of available for sale securities totaled $15.6 million and $5.5 million, respectively, during the three months ended March 31, 2019. Municipal bonds, U.S. government agency notes, bonds, mortgage-backed securities and CMO’s with a value of $5.4 million were sold during the three months ended March 31, 2019.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $41.1 million at December 31, 2018 to $55.5 million at March 31, 2019, primarily due to excess liquidity from increases in deposit balances.

Total deposits increased from $701.6 million at December 31, 2018 to $718.5 million at March 31, 2019. Noninterest-bearing checking accounts, interest bearing checking accounts and savings accounts increased $9.5 million, $5.9 million and $2.5 million, respectively, during the three months ended March 31, 2019 primarily due to new accounts and normal balance fluctuations, while time deposits decreased $610,000 during the period.

Total stockholders' equity attributable to the Company increased from $85.8 million at December 31, 2018 to $89.1 million at March 31, 2019, primarily due to a $1.8 million decrease in the net unrealized loss on available for sale securities and a $1.4 million increase in retained net income during the three months ended March 31, 2019. The decrease in the net unrealized loss on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the three-month periods ended March 31, 2019 and 2018. Net income attributable to the Company was $2.1 million ($0.64 per diluted share) for the three months ended March 31, 2019 compared to $2.1 million ($0.64 per diluted share) for the same time period in 2018. An increase in net interest income was offset by increases in provision for loan losses, noninterest expense and income tax expense.

Net interest income for the three-month periods ended March 31, 2019 and 2018. Net interest income increased $780,000 for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increases in the average balance and average tax-equivalent yield of interest-earning assets partially offset by increases in the average balance and average cost of interest-bearing liabilities.

Total interest income increased $894,000 for the three months ended March 31, 2019 compared to the same period in 2018. For the three months ended March 31, 2019, the average balance of interest-earning assets and their tax-equivalent yield were $741.0 million and 4.19%, respectively. During the same period in 2018, the average balance of those assets was $710.9 million and the tax-equivalent yield was 3.87%. Total interest expense increased $114,000 for the three months ended March 31, 2019 compared to the same period in 2018. The average balance of interest-bearing liabilities increased from $540.8 million for 2018 to $558.6 million for 2019. The average rate paid on interest-bearing liabilities increased from 0.25% to 0.33% when comparing the two periods.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis increased from 3.62% for the three months ended March 31, 2018 to 3.86% for the same period in 2019.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $197,000 for the three-month period ended March 31, 2018 to $450,000 for the same period in 2019 due primarily to loan growth. The Bank recognized net charge-offs of $176,000 for the three months ended March 31, 2019 compared to $200,000 during the same period in 2018.

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

The allowance for loan losses was $4.3 million at March 31, 2019 and $4.1 million at December 31, 2018. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At March 31, 2019, nonperforming loans amounted to $3.4 million compared to $3.1 million at December 31, 2018. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $62,000 and $2,000 at March 31, 2019 and December 31, 2018, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2019 and December 31, 2018, nonaccrual loans amounted to $3.4 million and $3.1 million, respectively.

Noninterest income for the three-month periods ended March 31, 2019 and 2018. Noninterest income for the quarter ended March 31, 2019 decreased $21,000 compared to the quarter ended March 31, 2018. Gains on the sale of securities and gains on the sale of loans decreased $98,000 and $82,000, respectively, when comparing the two periods. This was partially offset by a $131,000 unrealized gain on equity securities recognized during the first quarter of 2019.

Noninterest expense for the three-month periods ended March 31, 2019 and 2018. Noninterest expense for the quarter ended March 31, 2019 increased $411,000 compared to the quarter ended March 31, 2018. Compensation and benefits expense, data processing expense and net losses on foreclosed real estate increased $148,000, $94,000 and $74,000, respectively, when comparing the two periods.

Income tax expense. Income tax expense increased $81,000 for the first quarter of 2019 as compared to the first quarter of 2018 primarily due to a reduction in benefits from a tax credit entity recognized for the quarter ended March 31, 2019. As a result, the effective tax rate for the quarter ended March 31, 2019 was 17.1% as compared to 14.5% for the same period in 2018.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2019, the Bank had cash and cash equivalents of $55.5 million and securities available-for-sale with a fair value of $255.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.9 million at March 31, 2019.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of March 31, 2019, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.7%, 13.8%, 13.8% and 14.6%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At March 31, 2019, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

For the three months ended March 31, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2019 and December 31, 2018 financial information:

	At March 31, 2019		At December 31, 2018
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$3,381	11.26%	$790	2.91%
200bp	2,078	6.92	318	1.17
100bp	1,062	3.54	176	0.65
Static	-	-	-	-
(100)bp	(1,099)	(3.66)	876	3.23
(200)bp	(2,526)	(8.41)	139	0.51

At March 31, 2019, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2018, all scenarios described would have resulted in an increase of the Company’s net interest income over a one year horizon compared to a flat interest scenario. During the three months ended March 31, 2019, the Company updated discount rates and betas on loan and deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2019 and December 31, 2018 financial information:

	At March 31, 2019
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$195,241	$43,010	28.25%	25.27%	630	bp
200bp	183,042	30,811	20.24	23.37	440	bp
100bp	168,903	16,672	10.95	21.29	232	bp
Static	152,231	-	-	18.97	0	bp
(100)bp	132,291	(19,940)	(13.10)	16.31	(266	)bp
(200)bp	109,975	(42,256)	(27.76)	13.40	(557	)bp

	At December 31, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$106,468	$3,885	3.79%	14.67%	142	bp
200bp	106,176	3,593	3.50	14.31	106	bp
100bp	104,978	2,395	2.33	13.85	60	bp
Static	102,583	-	-	13.25	0	bp
(100)bp	102,230	(353)	(0.34)	12.95	(30	)bp
(200)bp	93,763	(8,820)	(8.60)	11.63	(162	)bp

The previous tables indicate that at March 31, 2019 and December 31, 2018 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the three months ended March 31, 2019, the Company updated discount rates and betas on loan and deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 9, 2019	BY:	/s/ William W. Harrod
William W. Harrod
President and CEO

Dated May 9, 2019	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer