Form 10-Q
period 2019-06-30
FIRST CAPITAL INC
filed 2019-08-09
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes _X_ No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No _X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exhange on which registered
Common stock, par value $0.01 per share	FCAP	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,363,632 shares of common stock were outstanding as of July 26, 2019.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(In thousands)
ASSETS
Cash and due from banks	$21,825	$17,394
Interest bearing deposits with banks	3,730	1,717
Federal funds sold	34,971	22,001
Total cash and cash equivalents	60,526	41,112

Interest-bearing time deposits	6,245	7,710
Securities available for sale, at fair value	259,445	261,841
Loans, net	459,928	434,260
Loans held for sale	3,962	2,849
Federal Home Loan Bank and other stock, at cost	1,988	1,988
Foreclosed real estate	2,909	3,142
Premises and equipment	14,546	14,364
Accrued interest receivable	2,987	2,828
Cash value of life insurance	8,177	8,059
Goodwill	6,472	6,472
Core deposit intangible	892	966
Other assets	6,841	8,571

Total Assets	$834,918	$794,162

LIABILITIES
Deposits:
Noninterest-bearing	$158,591	$143,249
Interest-bearing	576,036	558,397
Total deposits	734,627	701,646

Accrued interest payable	172	150
Accrued expenses and other liabilities	5,689	6,410
Total liabilities	740,488	708,206

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,791,283 shares (3,781,533 in 2018); outstanding 3,364,460 shares (3,354,744 in 2018)	38	38
Additional paid-in capital	40,723	40,215
Retained earnings-substantially restricted	61,563	58,137
Unearned stock compensation	(1,110)	(720)
Accumulated other comprehensive income (loss)	1,462	(3,477)
Less treasury stock, at cost - 426,823 shares (426,789 in 2018)	(8,351)	(8,349)
Total First Capital, Inc. stockholders' equity	94,325	85,844

Noncontrolling interest in subsidiary	105	112
Total equity	94,430	85,956

Total Liabilities and Equity	$834,918	$794,162

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$6,555	$5,558	$12,612	$10,859
Securities:
Taxable	964	945	1,948	1,897
Tax-exempt	421	361	812	739
Dividends	30	21	56	54
Other interest income	249	178	449	278
Total interest income	8,219	7,063	15,877	13,827
INTEREST EXPENSE
Deposits	491	395	947	716
Advances from Federal Home Loan Bank	-	-	-	21
Total interest expense	491	395	947	737
Net interest income	7,728	6,668	14,930	13,090
Provision for loan losses	300	316	750	513
Net interest income after provision for loan losses	7,428	6,352	14,180	12,577
NONINTEREST INCOME
Service charges on deposit accounts	516	545	977	1,054
ATM and debit card fees	729	643	1,376	1,243
Commission and fee income	146	130	244	218
Loss on sale of securities available for sale and time deposits	-	(96)	(97)	(95)
Unrealized gain (loss) on equity securities	(14)	-	117	-
Gain on sale of loans	260	290	418	530
Increase in cash surrender value of life insurance	70	85	118	128
Other income	61	139	120	184
Total noninterest income	1,768	1,736	3,273	3,262
NONINTEREST EXPENSE
Compensation and benefits	3,208	2,942	6,250	5,836
Occupancy and equipment	395	414	792	827
Data processing	869	764	1,707	1,508
Professional fees	177	181	406	359
Advertising	159	103	248	188
Net loss on foreclosed real estate	93	400	288	521
Other expenses	863	893	1,738	1,712
Total noninterest expense	5,764	5,697	11,429	10,951
Income before income taxes	3,432	2,391	6,024	4,888
Income tax expense	568	287	1,010	648
Net Income	2,864	2,104	5,014	4,240
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$2,860	$2,100	$5,007	$4,233

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.86	$0.63	$1.50	$1.27
Diluted	$0.86	$0.63	$1.50	$1.27

Dividends per share	$0.24	$0.23	$0.47	$0.46

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Net Income	$2,864	$2,104	$5,014	$4,240

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	4,126	(636)	6,473	(4,651)
Income tax (expense) benefit	(1,026)	158	(1,610)	1,157
Net of tax amount	3,100	(478)	4,863	(3,494)

Less:reclassification adjustment for realized losses included in net income	-	96	97	95
Income tax benefit	-	(23)	(21)	(23)
Net of tax amount	-	73	76	72

Other Comprehensive Income (Loss), net of tax	3,100	(405)	4,939	(3,422)

Comprehensive Income	5,964	1,699	9,953	818
Less:comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income Attributable to First Capital, Inc.	$5,960	$1,695	$9,946	$811

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2018	$38	$39,515	$51,972	$(2,060)	$(212)	$(8,315)	$112	$81,050

Net income	-	-	4,233	-	-	-	7	4,240

Other comprehensive loss	-	-	-	(3,422)	-	-	-	(3,422)

Cash dividends	-	-	(1,544)	-	-	-	(14)	(1,558)

Restricted stock grants	-	748	-	-	(748)	-	-	-

Stock compensation expense	-	-	-	-	106	-	-	106

Balances at June 30, 2018	$38	$40,263	$54,661	$(5,482)	$(854)	$(8,315)	$105	$80,416

Balances at January 1, 2019	$38	$40,215	$58,137	$(3,477)	$(720)	$(8,349)	$112	$85,956

Net income	-	-	5,007	-	-	-	7	5,014

Other comprehensive income	-	-	-	4,939	-	-	-	4,939

Cash dividends	-	-	(1,581)	-	-	-	(14)	(1,595)

Restricted stock grants	-	508	-	-	(508)	-	-	-

Stock compensation expense	-	-	-	-	118	-	-	118

Purchase of 34 treasury shares	-	-	-	-	-	(2)	-	(2)

Balances at June 30, 2019	$38	$40,723	$61,563	$1,462	$(1,110)	$(8,351)	$105	$94,430

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$5,014	$4,240
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	804	850
Depreciation and amortization expense	526	620
Deferred income taxes	(240)	(327)
Stock compensation expense	118	106
Increase in cash value of life insurance	(118)	(128)
Gain on life insurance	-	(94)
Loss on sale of securities and time deposits	97	95
Provision for loan losses	750	513
Proceeds from sales of loans	22,264	26,679
Loans originated for sale	(22,959)	(25,575)
Gain on sale of loans	(418)	(530)
Amortization of tax credit investment	169	164
Unrealized gain on equity securities	(117)	-
Net realized and unrealized loss on foreclosed real estate	273	466
(Increase) decrease in accrued interest receivable	(159)	18
Increase in accrued interest payable	22	6
Net change in other assets/liabilities	73	(799)
Net Cash Provided By Operating Activities	6,099	6,304

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits	1,180	1,488
Proceeds from sales of interest-bearing time deposits	1,460	-
Purchase of interest-bearing time deposits	(1,185)	-
Purchase of securities available for sale	(31,956)	(13,657)
Proceeds from maturities of securities available for sale	22,645	870
Proceeds from sales of securities available for sale	5,437	14,345
Principal collected on mortgage-backed obligations	11,835	12,742
Investment in cash value of life insurance	-	(1,000)
Net increase in loans receivable	(26,535)	(10,355)
Investment in tax credit entities	(392)	(691)
Proceeds from sale of foreclosed real estate	77	214
Purchase of Federal Home Loan Bank stock	-	(9)
Purchase of premises and equipment	(635)	(123)
Proceeds from settlement of bank-owned life insurance policies	-	127
Net Cash Provided By (Used In) Investing Activities	(18,069)	3,951

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,981	37,274
Repayment of advances from Federal Home Loan Bank	-	(10,000)
Purchase of treasury stock	(2)	-
Dividends paid	(1,595)	(1,558)
Net Cash Provided By Financing Activities	31,384	25,716

Net Increase in Cash and Cash Equivalents	19,414	35,971
Cash and cash equivalents at beginning of period	41,112	25,915
Cash and Cash Equivalents at End of Period	$60,526	$61,886

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2019, and the results of operations for the three months and six months ended June 30, 2019 and 2018 and the cash flows for the six months ended June 30, 2019 and 2018. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2019
Securities available for sale:
Agency mortgage-backed securities	$85,363	$85	$790	$84,658
Agency CMO	40,181	212	167	40,226
Other debt securities:
Agency notes and bonds	64,219	480	240	64,459
Municipal obligations	67,823	2,285	6	70,102

Total securities available for sale	$257,586	$3,062	$1,203	$259,445

December 31, 2018
Securities available for sale:
Agency mortgage-backed securities	$94,746	$-	$3,489	$91,257
Agency CMO	33,222	152	382	32,992
Other debt securities:
Agency notes and bonds	75,461	59	1,016	74,504
Municipal obligations	63,008	651	571	63,088

Total securities available for sale	$266,437	$862	$5,458	$261,841

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of June 30, 2019, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
(In thousands)

Due in one year or less	$22,421	$22,316
Due after one year through five years	50,972	51,415
Due after five years through ten years	32,877	33,809
Due after ten years	25,772	27,021
	132,042	134,561
Mortgage-backed securities and CMO	125,544	124,884

	$257,586	$259,445

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency CMO	3	$3,792	$33

Total less than twelve months	3	3,792	33

Continuous loss position more than twelve months:
Agency mortgage-backed securities	74	72,485	790
Agency CMO	20	10,939	134
Agency notes and bonds	13	45,138	240
Municipal obligations	5	1,864	6

Total more than twelve months	112	130,426	1,170

Total securities available for sale	115	$134,218	$1,203

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

At June 30, 2019, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.9% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at June 30, 2019, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the six months ended June 30, 2019, the Company realized gross losses of $86,000 on sales of available for sale securities and gross losses of $11,000 on sales of time deposits. There were no sales during the three months ended June 30, 2019. During the three months ended June 30, 2018, the Company realized gross gains of $211,000 and gross losses of $307,000 on sales of available for sale securities. During the six months ended June 30, 2018, the Company realized gross gains of $218,000 and gross losses of $313,000 on sales of available for sale securities.

Certain available for sale debt securities were pledged to secure public fund deposits at June 30, 2019 and December 31, 2018.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended June 30, 2019, the Company recognized an unrealized loss of $14,000 on this equity investment. During the six months ended June 30, 2019, the Company recognized an unrealized gain of $117,000 on this equity investment. At June 30, 2019 and December 31, 2018, the equity investment had a fair value of $1.8 million and $1.7 million, respectively, and is included in other assets on the consolidated balance sheets.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at June 30, 2019 and December 31, 2018.

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

At June 30, 2019 and December 31, 2018, the balance of foreclosed real estate includes $84,000 and $33,000, respectively, of residential real estate properties where physical possession has been obtained. At June 30, 2019 and December 31, 2018, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $329,000 and $365,000, respectively.

Loans at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018

Real estate mortgage loans:
Residential	$140,035	$136,445
Land	22,584	22,607
Residential construction	32,639	31,459
Commercial real estate	111,862	107,445
Commercial real estate construction	20,797	20,591
Commercial business loans	41,621	36,297
Consumer loans:
Home equity and second mortgage loans	54,220	51,731
Automobile loans	44,870	42,124
Loans secured by savings accounts	1,354	1,399
Unsecured loans	3,598	3,638
Other consumer loans	10,473	10,169
Gross loans	484,053	463,905
Less undisbursed portion of loans in process	(20,644)	(26,675)

Principal loan balance	463,409	437,230

Deferred loan origination fees, net	1,128	1,095
Allowance for loan losses	(4,609)	(4,065)

Loans, net	$459,928	$434,260

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2019:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$140,035	$22,584	$32,792	$111,862	$41,621	$54,220	$60,295	$463,409

Accrued interest receivable	488	97	108	264	137	263	257	1,614

Net deferred loan origination fees and costs	118	18	(7)	(44)	-	1,043	-	1,128

Recorded investment in loans	$140,641	$22,699	$32,893	$112,082	$41,758	$55,526	$60,552	$466,151

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,870	$192	$-	$882	$400	$28	$4	$3,376
Collectively evaluated for impairment	138,488	22,507	32,893	111,157	41,358	55,498	60,548	462,449
Acquired with deteriorated credit quality	283	-	-	43	-	-	-	326

Ending balance	$140,641	$22,699	$32,893	$112,082	$41,758	$55,526	$60,552	$466,151

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of June 30, 2019 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$2	$-	$-	$32	$-	$-	$-	$34
Collectively evaluated for impairment	752	170	316	1,420	596	472	849	4,575
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$754	$170	$316	$1,452	$596	$472	$849	$4,609

An analysis of the allowance for loan losses as of December 31, 2018 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$3	$-	$-	$44	$1	$-	$-	$48
Collectively evaluated for impairment	690	162	224	1,357	458	443	683	4,017
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months and six months ended June 30, 2019 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2019
Beginning balance	$727	$164	$291	$1,391	$541	$450	$775	$4,339
Provisions for loan losses	4	6	25	61	55	20	129	300
Charge-offs	(92)	-	-	-	-	(2)	(119)	(213)
Recoveries	115	-	-	-	-	4	64	183

Ending balance	$754	$170	$316	$1,452	$596	$472	$849	$4,609

Changes in Allowance for Loan Losses for the six-months ended June 30, 2019
Beginning balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065
Provisions for loan losses	75	8	92	51	137	25	362	750
Charge-offs	(130)	-	-	-	-	(2)	(300)	(432)
Recoveries	116	-	-	-	-	6	104	226

Ending balance	$754	$170	$316	$1,452	$596	$472	$849	$4,609

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2019 and December 31, 2018, management applied qualitative factor adjustments to various portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $3.3 million and $3.1 million, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at June 30, 2019 and December 31, 2018.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $320,000 and $333,000 at June 30, 2019 and December 31, 2018, respectively. These factors were not adjusted during the period from December 31, 2018 to June 30, 2019.

Additional discussion of the Bank’s allowance for loan loss methodology can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2019 and for the three months and six months ended June 30, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2019:

	At June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,857	$2,120	$-	$2,025	$3	$2,073	$6
Land	192	194	-	191	-	178	-
Construction	-	-	-	263	-	349	-
Commercial real estate	683	692	-	467	8	396	11
Commercial business	374	427	-	385	3	390	6
Home equity/2nd mortgage	28	38	-	27	-	29	-
Other consumer	4	-	-	2	-	1	-

	3,138	3,471	-	3,360	14	3,416	23

Loans with an allowance recorded:
Residential	13	14	2	75	-	55	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	199	208	32	203	-	135	-
Commercial business	26	30	-	26	-	88	-
Home equity/2nd mortgage	-	-	-	-	-	9	-
Other consumer	-	-	-	-	-	-	-

	238	252	34	304	-	287	-

Total:
Residential	1,870	2,134	2	2,100	3	2,128	6
Land	192	194	-	191	-	178	-
Construction	-	-	-	263	-	349	-
Commercial real estate	882	900	32	670	8	531	11
Commercial business	400	457	-	411	3	478	6
Home equity/2nd mortgage	28	38	-	27	-	38	-
Other consumer	4	-	-	2	-	1	-

	$3,376	$3,723	$34	$3,664	$14	$3,703	$23

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
Residential	$2,327	$5	$2,449	$13
Land	214	0	142	0
Construction	0	0	0	0
Commercial real estate	312	5	342	10
Commercial business	254	4	173	7
Home equity/2nd mortgage	77	0	71	1
Other consumer	8	1	5	1

	3,192	15	3,182	32

Loans with an allowance recorded:
Residential	267	0	248	0
Land	0	0	0	0
Construction	0	0	0	0
Commercial real estate	0	0	0	0
Commercial business	28	0	29	0
Home equity/2nd mortgage	7	0	9	0
Other consumer	0	0	0	0

	302	0	286	0

Total:
Residential	2,594	5	2,697	13
Land	214	0	142	0
Construction	0	0	0	0
Commercial real estate	312	5	342	10
Commercial business	282	4	202	7
Home equity/2nd mortgage	84	0	80	1
Other consumer	8	1	5	1

	$3,494	$15	$3,468	$32

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$1,713	$76	$1,789	$1,769	$-	$1,769
Land	192	-	192	152	-	152
Construction	-	-	-	521	-	521
Commercial real estate	351	-	351	371	-	371
Commercial business	198	-	198	207	-	207
Home equity/2nd mortgage	28	-	28	35	-	35
Other consumer	-	5	5	-	2	2

Total	$2,482	$81	$2,563	$3,055	$2	$3,057

The following table presents the aging of the recorded investment in loans at June 30, 2019:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$3,254	$620	$1,168	$5,042	$135,316	$283	$140,641
Land	163	104	156	423	22,276	-	22,699
Construction	-	-	-	-	32,893	-	32,893
Commercial real estate	346	-	-	346	111,693	43	112,082
Commercial business	63	55	143	261	41,497	-	41,758
Home equity/2nd mortgage	288	-	28	316	55,210	-	55,526
Other consumer	391	7	5	403	60,149	-	60,552

Total	$4,505	$786	$1,500	$6,791	$459,034	$326	$466,151

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
June 30, 2019
Pass	$137,676	$22,051	$32,698	$109,023	$40,665	$55,416	$60,552	$458,081
Special Mention	48	330	195	1,742	633	-	-	2,948
Substandard	1,131	126	-	966	262	82	-	2,567
Doubtful	1,786	192	-	351	198	28	-	2,555
Loss	-	-	-	-	-	-	-	-

Total	$140,641	$22,699	$32,893	$112,082	$41,758	$55,526	$60,552	$466,151

December 31, 2018
Pass	$133,878	$22,458	$24,921	$104,843	$35,162	$52,859	$57,529	$431,650
Special Mention	133	65	-	1,520	763	-	29	2,510
Substandard	1,168	69	-	938	285	109	-	2,569
Doubtful	1,840	152	521	371	207	35	-	3,126
Loss	-	-	-	-	-	-	-	-

Total	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s troubled debt restructurings (TDRs) by accrual status as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$145	$290	$435	$-	$295	$302	$597	$-
Commercial real estate	529	347	876	32	190	371	561	44
Commercial business	202	-	202	-	218	-	218	-

Total	$876	$637	$1,513	$32	$703	$673	$1,376	$44

At June 30, 2019 and December 31, 2018, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured two commercial real estate loans during the three and six months ended June 30, 2019, with pre-modification and post-modification aggregate balances of $436,000. The Company restructured one commercial business loan during the six months ended June 30, 2018, with a pre-modification and post-modification balance of $179,000. There were no TDRs that were restructured during the three months ended June 30, 2018. For the TDRs restructured in 2019 and 2018, the terms of modification included an extension and the deferral of contractual principal payments.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and six months ended June 30, 2019 or 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and six months ended June 30, 2019 and 2018. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the three and six months ended June 30, 2019 and 2018.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(In thousands)	2019	2018

Residential real estate	$283	$282
Commercial real estate	43	48
Carrying amount	326	330
Allowance for loan losses	-	-
Carrying amount, net of allowance	$326	$330

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $503,000 and $519,000 at June 30, 2019 and December 31, 2018, respectively.

There was no allowance for loan losses related to PCI loans at June 30, 2019 and December 31, 2018. There was a $2,000 reduction of the allowance for loan losses related to PCI loans for the six-month period ended June 30, 2018. There were no net provisions for loans losses related to PCI loans for the three-month period ended June 30, 2018 or for the three-month or six-month periods ended June 30, 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Accretable yield, or income expected to be collected, is as follows for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Balance at beginning of period	$409	$459	$423	$470
New loans purchased	-	-	-	-
Accretion to income	(12)	(15)	(24)	(29)
Disposals and other adjustments	-	-	-	-
Reclassification (to) from nonaccretable difference	(7)	(1)	(9)	2

Balance at end of period	$390	$443	$390	$443

4.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At June 30, 2019 and December 31, 2018, the balance of the Bank’s investment was $3.4 million and $3.6 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at June 30, 2019 and December 31, 2018 was $2.5 million and $2.9 million, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During the three month periods ended June 30, 2019 and 2018, the Bank recognized amortization expense of $87,000 and $82,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during the three month periods ended June 30, 2019 and 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $123,000 and $98,000, respectively. During the six month periods ended June 30, 2019 and 2018, the Bank recognized amortization expense of $169,000 and $164,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during the six month periods ended June 30, 2019 and 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $248,000 and $196,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Basic	(Dollars in thousands, except for share and per share data)
Earnings:
Net income attributable to First Capital, Inc.	$2,860	$2,100	$5,007	$4,233

Shares:
Weighted average common shares outstanding	3,329,837	3,326,797	3,329,840	3,326,632

Net income attributable to First Capital, Inc. per common share, basic	$0.86	$0.63	$1.50	$1.27

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,860	$2,100	$5,007	$4,233

Shares:
Weighted average common shares outstanding	3,329,837	3,326,797	3,329,840	3,326,632
Add: Dilutive effect of restricted stock	11,976	7,041	11,110	6,401

Weighted average common shares outstanding, as adjusted	3,341,813	3,333,838	3,340,950	3,333,033

Net income attributable to First Capital, Inc. per common share, diluted	$0.86	$0.63	$1.50	$1.27

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2019 and 2018.

6.	Stock-Based Compensation Plans

On May 20, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) which terminated as of May 20, 2019. The 2009 Plan provided for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the 2009 Plan could not exceed 223,000 shares and 176,150 shares were still available for issuance under the 2009 Plan at its termination.

On May 22, 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the 2019 Plan may not exceed 176,150 shares. If an award under the 2009 Plan is canceled, terminates, expires, is forfeited or lapses for any reason, any issued shares subject to the award shall not be available for issuance pursuant to awards subsequently granted under the 2019 Plan. Further, no additional participants, as that term is defined in the 2009 Plan, are eligible for grants of awards under the 2009 Plan.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

At June 30, 2019, 176,150 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 30, 2019, no stock options had been granted under the plans.

On February 19, 2019, the Company granted 9,750 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000. The restricted stock vests ratably from the grant date through July 1, 2024, with 20% of the shares vesting each year on July 1 beginning July 1, 2020. On February 20, 2018, the Company granted 20,000 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000. The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2019 amounted to $62,000 and $118,000, respectively. Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2018 amounted to $57,000 and $106,000, respectively.

A summary of the Company’s nonvested restricted shares under the plans as of June 30, 2019 and changes during the six-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2019	24,900	$34.10
Granted	9,750	52.09
Vested	-	-
Forfeited	-	-

Nonvested at June 30, 2019	34,650	$39.16

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

At June 30, 2019, there was $1.1 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over the remaining vesting period of 5.0 years.

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash payments for:
Interest	$926	$731
Taxes (net of refunds received)	642	705

Noncash investing activities:
Transfers from loans to real estate acquired
through foreclosure	206	176

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2019 and December 31, 2018. The Company had no liabilities measured at fair value as of June 30, 2019 or December 31, 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2019
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$84,658	$-	$84,658
Agency CMO	-	40,226	-	40,226
Agency notes and bonds	-	64,459	-	64,459
Municipal obligations	-	70,102	-	70,102
Total securities available for sale	$-	$259,445	$-	$259,445

Equity securities	$1,832	$-	$-	1,832

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,868	$1,868
Land	-	-	192	192
Commercial real estate	-	-	850	850
Commercial business	-	-	400	400
Home equity and second mortgage	-	-	28	28
Other consumer	-	-	4	4
Total impaired loans	$-	$-	$3,342	$3,342

Loans held for sale	$-	$3,962	$-	$3,962

Foreclosed real estate:
Residential real estate	$-	$-	$84	$84
Commercial real estate	-	-	2,825	2,825
Total foreclosed real estate	$-	$-	$2,909	$2,909

December 31, 2018
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$91,257	$-	$91,257
Agency CMO	-	32,992	-	32,992
Agency notes and bonds	-	74,504	-	74,504
Municipal obligations	-	63,088	-	63,088
Total securities available for sale	$-	$261,841	$-	$261,841

Equity securities	$1,715	$-	$-	1,715

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$2,181	$2,181
Land	-	-	152	152
Construction	-	-	521	521
Commercial real estate	-	-	422	422
Commercial business	-	-	426	426
Home equity and second mortgage	-	-	35	35
Total impaired loans	$-	$-	$3,737	$3,737

Loans held for sale	$-	$2,849	$-	$2,849

Foreclosed real estate:
Residential real estate	$-	$-	$33	$33
Commercial real estate	-	-	3,109	3,109
Total foreclosed real estate	$-	$-	$3,142	$3,142

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2019 and December 31, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At June 30, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 11% to 66%, with a weighted average discount of 38%. At December 31, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 20% to 62%, with a weighted average discount of 39%. The Company recognized provisions for loan losses of $12,000 and $137,000 for the six months ended June 30, 2019 and 2018, respectively, for impaired loans. The Company recognized a reduction to the provision for loan losses of $8,000 for the three months ended June 30, 2019 and a provision of $72,000 for the three months ended June 30, 2018 for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2019, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property ranging from 22% to 73%, with a weighted average of 24%. At December 31, 2018, the discount from appraised value ranged from 10% to 79%, with a weighted average of 51%. The Company recognized losses of $354,000 to write down foreclosed real estate for the six months ended June 30, 2019 and $217,000 to write down foreclosed real estate for the three months ended June 30, 2019. The Company recognized losses of $419,000 to write down foreclosed real estate for the three and six months ended June 30, 2018.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2019 and 2018. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2019 and 2018. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six month periods ended June 30, 2019 and 2018.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2019
Financial assets:
Cash and cash equivalents	$60,526	$60,526	$60,526	$-	$-
Interest-bearing time deposits	6,245	6,340	-	6,340	-
Securities available for sale	259,445	259,445	-	259,445	-
Loans held for sale	3,962	4,033	-	4,033	-
Loans, net	459,928	472,960	-	-	472,960
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,987	2,987	-	2,987	-
Equity securities (included in other assets)	1,832	1,832	1,832	-	-

Financial liabilities:
Deposits	734,627	733,775	-	-	733,775
Accrued interest payable	172	172	-	172	-

December 31, 2018:
Financial assets:
Cash and cash equivalents	$41,112	$41,112	$41,112	$-	$-
Interest-bearing time deposits	7,710	7,650	-	7,650	-
Securities available for sale	261,841	261,841	-	261,841	-
Loans held for sale	2,849	2,900	-	2,900	-
Loans, net	434,260	427,200	-	-	427,200
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,828	2,828	-	2,828	-
Equity securities (included in other assets)	1,715	1,715	1,715	-	-

Financial liabilities:
Deposits	701,646	699,864	-	-	699,864
Accrued interest payable	150	150	-	150	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Service charges on deposit accounts	$516	$545	$977	$1,054
ATM and debit card fees	729	643	1,376	1,243
Investment advisory income	146	130	244	218
Other	33	33	67	68
Revenue from contracts with customers	1,424	1,351	2,664	2,583

Net gains on loans and investments	246	194	438	435
Increase in cash value of life insurance	70	85	118	128
Other	28	106	53	116
Other noninterest income	344	385	609	679

Total noninterest income	$1,768	$1,736	$3,273	$3,262

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10 – continued)

In July 2019, the FASB voted to propose a delay in the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is a smaller reporting company and would qualify for the delayed effective date if the proposal is approved by the FASB.

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

11.	Sale of Foreclosed Real Estate

Foreclosed real estate at June 30, 2019 includes one commercial property valued at $2.8 million. On June 6, 2019, the Company signed a Purchase Agreement to sell the property for $2.8 million, net of broker commissions and other costs, and wrote the property down to its net realizable value. The sale of the property was completed on July 19, 2019.

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

Critical Accounting Policies

During the six months ended June 30, 2019, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Condition

Total assets increased $40.7 million from $794.2 million at December 31, 2018 to $834.9 million at June 30, 2019, an increase of 5.1%.

Net loans receivable (excluding loans held for sale) increased $25.6 million from $434.3 million at December 31, 2018 to $459.9 million at June 30, 2019. Construction loans, commercial business loans and commercial mortgage loans increased $7.4 million, $5.3 million and $4.4 million, respectively, during the six months ended June 30, 2019.

Securities available for sale decreased $2.4 million from $261.8 million at December 31, 2018 to $259.4 million at June 30, 2019. Purchases of $32.0 million of securities classified as available for sale were made during the six months ended June 30, 2019 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed CMO’s. Maturities and principal repayments of available for sale securities totaled $22.6 million and $11.8 million, respectively, during the six months ended June 30, 2019. Municipal bonds, U.S. government agency notes and bonds, mortgage-backed securities and CMO’s with a fair value of $5.4 million were sold during the six months ended June 30, 2019.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $41.1 million at December 31, 2018 to $60.5 million at June 30, 2019, primarily due to excess liquidity from increases in deposit balances.

Total deposits increased from $701.6 million at December 31, 2018 to $734.6 million at June 30, 2019. Noninterest-bearing checking accounts, interest bearing checking accounts and savings accounts increased $15.3 million, $14.1 million and $5.6 million, respectively, during the six months ended June 30, 2019 primarily due to new accounts and normal balance fluctuations, while time deposits decreased $2.1 million during the period.

Total stockholders' equity attributable to the Company increased from $85.8 million at December 31, 2018 to $94.3 million at June 30, 2019, primarily due to a $4.9 million increase in the net unrealized gain on available for sale securities and a $3.4 million increase in retained net income during the six months ended June 30, 2019. The increase in the net unrealized gain on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the six-month periods ended June 30, 2019 and 2018. Net income attributable to the Company was $5.0 million ($1.50 per share) for the six months ended June 30, 2019 compared to $4.2 million ($1.27 per share) for the same time period in 2018. The increase is primarily due to an increase in net interest income after provision for loan losses partially offset by increases in noninterest expense and income tax expense.

Net income for the three-month periods ended June 30, 2019 and 2018. Net income attributable to the Company was $2.9 million ($0.86 per share) for the three months ended June 30, 2019 compared to $2.1 million ($0.63 per share) for the three months ended June 30, 2018. The increase in net income for 2019 is primarily due to an increase in net interest income after provision for loan losses partially offset by an increase in income tax expense.

Net interest income for the six-month periods ended June 30, 2019 and 2018. Net interest income increased $1.8 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $2.1 million for the six months ended June 30, 2019 compared to the same period in 2018. For the six months ended June 30, 2019, the average balance of interest-earning assets and their tax-equivalent yield were $754.0 million and 4.27%, respectively. During the same period in 2018, the average balance of those assets was $719.8 million and the tax-equivalent yield was 3.90%.

Total interest expense increased $210,000 for the six months ended June 30, 2019 compared to the same period in 2018. The average balance of interest-bearing liabilities increased from $548.0 million for 2018 to $566.0 million for 2019. The average rate paid on interest-bearing liabilities increased from 0.27% to 0.33% when comparing the two periods. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis increased from 3.63% for the six months ended June 30, 2018 to 3.94% for the same period in 2019.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the three-month periods ended June 30, 2019 and 2018. Net interest income increased $1.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increases in interest-earning assets and the tax-equivalent yield on interest-earning assets.

Total interest income increased $1.2 million for the three months ended June 30, 2019 compared to the same period in 2018. For the three months ended June 30, 2019, the average balance of interest-earning assets and their tax-equivalent yield were $767.0 million and 4.35%, respectively. During the same period in 2018, the average balance of those assets was $728.6 million and the tax-equivalent yield was 3.93%. The changes in balances and yields are primarily due a change in asset mix as higher-yielding loans have grown and have replaced lower-yielding securities.

Total interest expense increased $96,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The average balance of interest-bearing liabilities increased from $555.2 million to $573.3 million when comparing the two periods and the average rate paid on those liabilities increased from 0.28% for the three months ended June 30, 2018 to 0.34% for the same period in 2019. As a result, the tax-equivalent interest rate spread increased from 3.65% for the three months ended June 30, 2018 to 4.01% for the three months ended June 30, 2019.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $513,000 for the six-month period ended June 30, 2018 to $750,000 for the same period in 2019 and decreased from $316,000 for the three months ended June 30, 2018 to $300,000 for the three months ended June 30, 2019. The increase in the provision for loan losses for the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to loan growth, as the balance of loans increased $26.2 million for 2019 compared to an increase of $10.0 million for 2018. The Bank recognized net charge-offs of $206,000 for the six months ended June 30, 2019 compared to $280,000 during the same period in 2018.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The allowance for loan losses was $4.6 million at June 30, 2019 and $4.1 million at December 31, 2018. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. At June 30, 2019, nonperforming loans totaled $2.6 million compared to $3.1 million at December 31, 2018. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $81,000 and $2,000 at June 30, 2019 and December 31, 2018, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At June 30, 2019 and December 31, 2018, nonaccrual loans totaled $2.5 million and $3.1 million, respectively.

Noninterest income for the six-month periods ended June 30, 2019 and 2018. Noninterest income for the six months ended June 30, 2019 increased $11,000 compared to the six months ended June 30, 2018. The increase was primarily due to increases in ATM and debit card fees and unrealized gains on equity securities of $133,000 and $117,000, respectively, partially offset by decreases of $112,000 and $77,000 in gains on the sale of loans and service charges on deposit accounts, respectively.

Noninterest income for the three-month periods ended June 30, 2019 and 2018. Noninterest income for the quarter ended June 30, 2019 increased $32,000 as compared to the quarter ended June 30, 2018. ATM and debit card fees increased $86,000 when comparing the two periods and losses on the sale of securities of $96,000 were recognized during the quarter ended June 30, 2018. This was partially offset by a $78,000 decrease in other income primarily related to a gain on bank-owned life insurance recognized in 2018.

Noninterest expense for the six-month periods ended June 30, 2019 and 2018. Noninterest expense for the six months ended June 30, 2019 increased $478,000 compared to the same period in 2018 due primarily to increases in compensation and benefit expense and data processing expense of $414,000 and $199,000, respectively, when comparing the two periods. This was partially offset by a $233,000 decrease in net losses on foreclosed real estate.

Noninterest expense for the three-month periods ended June 30, 2019 and 2018. Noninterest expense for the quarter ended June 30, 2019 increased $67,000 compared to the quarter ended June 30, 2018 primarily due to increases in compensation and benefit expense of $266,000 and data processing expense of $105,000, partially offset by a $307,000 decrease in net losses on foreclosed real estate when comparing the two periods.

Income tax expense. Income tax expense for the six-month period ended June 30, 2019 was $1.0 million, for an effective tax rate of 16.8%, compared to $648,000, for an effective tax rate of 13.3%, for the same period in 2018. For the three-month period ended June 30, 2019, income tax expense and the effective tax rate were $568,000 and 16.6%, respectively, compared to $287,000 and 12.0%, respectively, for the same period in 2018. The increase in the effective tax rate is primarily due an increase in taxable income and a reduction in benefits from a tax credit entity recognized in 2019.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2019, the Bank had cash and cash equivalents of $60.5 million and securities available-for-sale with a fair value of $259.4 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.9 million at June 30, 2019.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2019, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 9.6%, 13.9%, 13.9% and 14.7%, respectively. The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively. At June 30, 2019, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2019 and December 31, 2018 financial information:

	At June 30, 2019		At December 31, 2018
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$3,412	11.29%	$790	2.91%
200bp	2,323	7.68	318	1.17
100bp	1,185	3.92	176	0.65
Static	-	-	-	-
(100)bp	(1,341)	(4.44)	876	3.23
(200)bp	(2,965)	(9.81)	139	0.51

At June 30, 2019, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2018, all scenarios described would have resulted in an increase of the Company’s net interest income over a one year horizon compared to a flat interest scenario. During the six months ended June 30, 2019, the Company updated the discount rates and betas used in the model for loans and deposits to better reflect the market, and also updated the deposit decay rates based on a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2019 and December 31, 2018 financial information:

	At June 30, 2019
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$193,474	$50,404	35.23%	23.95%	684	bp
200bp	179,333	36,263	25.35	21.92	481	bp
100bp	162,545	19,475	13.61	19.64	253	bp
Static	143,070	-	-	17.11	0	bp
(100)bp	120,797	(22,273)	(15.57)	14.30	(281	)bp
(200)bp	97,040	(46,030)	(32.17)	11.35	(576	)bp

	At December 31, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$106,468	$3,885	3.79%	14.67%	142	bp
200bp	106,176	3,593	3.50	14.31	106	bp
100bp	104,978	2,395	2.33	13.85	60	bp
Static	102,583	-	-	13.25	0	bp
(100)bp	102,230	(353)	(0.34)	12.95	(30	)bp
(200)bp	93,763	(8,820)	(8.60)	11.63	(162	)bp

The previous tables indicate that at June 30, 2019 and December 31, 2018 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the six months ended June 30, 2019, the Company updated the discount rates and betas used in the model for loans and deposits to better reflect the market, and also updated the deposit decay rates based on a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were 34 shares purchased under the stock repurchase program at a price of $47.67 per share during the quarter ended June 30, 2019. The maximum number of shares that may yet be purchased under the plan is 142,178.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 20, 2009, the Company adopted the First Capital, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) which terminated as of May 20, 2019. On May 22, 2019, the Company adopted the First Capital, Inc. 2019 Equity Incentive Plan (the “2019 Plan”). Similar to the 2009 Plan, the 2019 Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights. The aggregate number of shares of the Company’s common stock available for issuance under the 2019 Plan may not exceed 176,150 shares. The foregoing description of the 2019 Plan is not purported to be complete and is qualified by reference to the complete First Capital, Inc. 2019 Equity Incentive Plan, which is attached hereto as Exhibit 10.1.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
10.1	First Capital, Inc. 2019 Equity Incentive Plan
11	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated August 9, 2019	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated August 9, 2019	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer