Form 10-K
period 2019-12-31
FIRST CAPITAL INC
filed 2020-03-16
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-25023

FIRST CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-2056949
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

220 Federal Drive, N.W., Corydon, Indiana	47112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 738-2198

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FCAP	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $163.1 million, based upon the closing price of $50.54 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2019.

The number of shares outstanding of the registrant’s common stock as of February 28, 2020 was 3,377,882.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

i

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. First Capital, Inc. also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission. In addition, First Capital, Inc.’s senior management may make forward-looking statements orally to investors and others. These statements are not historical facts, rather statements based on First Capital, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “could,” “should,” “will” “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to First Capital, Inc.’s actual results, performance and achievements to materially differ from those expressed or implied by the forward-looking statements. Factors which could affect actual results include, but are not limited to, interest rate trends and changes in monetary and fiscal policies of the federal government; the general economic climate in the specific market area in which First Capital, Inc. operates, as well as nationwide; the ability of First Capital, Inc. to execute its business plan; First Capital, Inc.’s ability to control costs and expenses; competitive products and pricing; deposit flows; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in First Capital, Inc.’s filings with the Securities and Exchange Commission. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by First Capital, Inc. or on its behalf. Any forward-looking statements made by or on behalf of First Capital, Inc. speak only as of the date they are made, and except to the extent required by applicable law First Capital, Inc. does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. The reader should, however, consult any further disclosures of a forward-looking nature First Capital, Inc. may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Mortgage Loans:
Residential(1)	$131,959	26.74%	$136,445	29.41%	$136,399	31.20%	$137,842	34.23%	$147,933	40.32%
Land	19,185	3.89	22,607	4.88	18,198	4.16	13,895	3.45	12,962	3.53
Commercial real estate	121,563	24.63	107,445	23.16	100,133	22.90	96,462	23.95	84,493	23.03
Residential construction(2)	35,554	7.20	31,459	6.78	28,854	6.60	29,561	7.34	16,391	4.47
Commercial real estate construction	20,086	4.07	20,591	4.44	17,161	3.92	8,921	2.22	1,090	0.30
Total mortgage loans	328,347	66.53	318,547	68.67	300,745	68.78	286,681	71.19	262,869	71.65

Consumer Loans:
Home equity and second mortgage loans	54,677	11.08	51,731	11.15	49,802	11.39	42,908	10.65	38,476	10.49
Automobile loans	46,443	9.41	42,124	9.08	38,361	8.78	34,279	8.51	28,828	7.86
Loans secured by savings accounts	1,372	0.28	1,399	0.30	1,751	0.40	1,879	0.47	2,096	0.57
Unsecured loans	3,653	0.74	3,638	0.79	3,744	0.86	3,912	0.97	4,350	1.18
Other(3)	13,700	2.78	10,169	2.19	8,714	1.99	9,025	2.24	7,210	1.96
Total consumer loans	119,845	24.29	109,061	23.51	102,372	23.42	92,003	22.84	80,960	22.06

Commercial business loans	45,307	9.18	36,297	7.82	34,114	7.80	24,056	5.97	23,095	6.29
Total gross loans	493,499	100.00%	463,905	100.00%	437,231	100.00%	402,740	100.00%	366,924	100.00%
Less:
Due to borrowers on loans in process	23,081		26,675		25,020		19,037		4,926
Deferred loan fees net of direct costs	(1,137)		(1,095)		(1,041)		(837)		(583)
Allowance for loan losses	5,061		4,065		3,634		3,386		3,415
Total loans, net	$466,494		$434,260		$409,618		$381,154		$359,166

____________

(1)	Includes conventional one- to four-family and multi-family residential loans.
(2)	Includes construction loans for which the Bank has committed to provide permanent financing.
(3)	Includes loans secured by lawn and farm equipment, mobile homes and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $25.2 million, or 19.1% of the residential loan portfolio at December 31, 2019. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2019, the Bank originated and funded $70.8 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

ARM loans originated generally have interest rates that adjust at regular intervals of one to five years based upon changes in the prevailing interest rates on United States Treasury Bills. The Bank also originates “hybrid” ARM loans, which are fixed for an initial period of three or five years and adjust annually thereafter. The Bank may occasionally use below market interest rates and other marketing inducements to attract ARM loan borrowers. The majority of ARM loans provide that the amount of any increase or decrease in the interest rate is limited to 2.0% (upward or downward) per adjustment period and 6.0% over its lifetime and generally contains minimum and maximum interest rates. Borrower demand for ARM loans versus fixed-rate mortgage loans is largely a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and interest rates and loan fees for ARM loans. The relative amount of fixed-rate and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2019, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $7.7 million and outstanding balances of $5.2 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $49.1 million at December 31, 2019, of which $25.8 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors); while liquidation of collateral is a secondary, and often insufficient, source of repayment. The Bank has eight commercial lenders and three commercial credit analysts committed to growing commercial business loans to facilitate the changes desired in the Bank’s balance sheet. The Bank also uses an outside loan review company to review selected commercial credits on an annual basis.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2019 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

	Within One Year	After One Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
Residential	$9,038	$17,280	$14,947	$36,441	$25,556	$28,697	$131,959
Commercial real estate and land loans(1)	35,884	18,777	20,823	45,445	23,823	16,082	160,834
Residential construction(2)	35,554	0	0	0	0	0	35,554
Consumer loans	25,680	32,065	18,598	5,208	3,106	35,188	119,845
Commercial business	15,363	11,457	4,930	4,133	1,642	7,782	45,307
Total gross loans	$121,519	$79,579	$59,298	$91,227	$54,127	$87,749	$493,499

__________________________

(1)	Includes commercial real estate construction loans.
(2)	Includes construction loans for which the bank has committed to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2020, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates
	(Dollars in thousands)
Mortgage loans:
Residential	$51,208	$71,713
Commercial real estate and land loans	20,694	104,256
Residential construction	0	0
Consumer loans	46,171	47,994
Commercial business	18,672	11,272
Total gross loans	$136,745	$235,235

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $14.2 million at December 31, 2019.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2019, the Bank had outstanding letters of credit of $473,000.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $1.1 million of net deferred loan costs at December 31, 2019.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2019, the Bank had commitments to originate $2.0 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. However, at December 31, 2019, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis:
Residential real estate(1)	$1,544	$2,290	$2,298	$1,634	$1,648
Commercial real estate(2)	115	523	139	924	2,291
Commercial business	58	207	42	142	167
Consumer	48	35	57	246	116
Total	1,765	3,055	2,536	2,946	4,222

Accruing loans past due 90 days or more:
Residential real estate(1)	13	0	109	55	271
Commercial real estate(2)	0	0	95	0	75
Commercial business	0	0	59	0	0
Consumer	0	2	28	23	9
Total	13	2	291	78	355
Total nonperforming loans	1,778	3,057	2,827	3,024	4,577

Foreclosed real estate, net	170	3,142	3,971	4,674	4,890

Total nonperforming assets	$1,948	$6,199	$6,798	$7,698	$9,467

Total nonperforming loans to net loans	0.38%	0.70%	0.69%	0.79%	1.27%

Total nonperforming loans to total assets	0.21%	0.38%	0.37%	0.41%	0.64%

Total nonperforming assets to total assets	0.24%	0.78%	0.90%	1.04%	1.32%

_______________________________

(1) Includes residential construction loans.

(2) Includes commercial real estate construction and land loans.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2019. The Bank would have recorded interest income of $149,000 for the year ended December 31, 2019 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank generally does not forgive principal or interest on restructured loans. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2019, TDRs totaled $1.2 million with no related allowance for loan losses on TDRs. TDRs on nonaccrual status totaling $66,000 at December 31, 2019 are included in the nonperforming loans totals above. TDRs performing according to their restructured terms and on accrual status totaled $1.2 million at December 31, 2019. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding TDRs.

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

At December 31, 2019, the Bank had $1.8 million in doubtful/nonaccrual loans and $3.2 million in substandard loans. In addition, the Bank identified $2.2 million in loans as special mention loans at December 31, 2019.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2019, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2019, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 40% to 66%, with a weighted average discount of 47%.

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

At December 31, 2019, 2018 and 2017, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2019	2018	2017
	(Dollars in thousands)
Classified assets:
Loss	$–	$–	$–
Doubtful/Nonaccrual	1,765	3,126	2,548
Substandard	3,164	2,569	2,640
Special mention	2,209	2,510	3,623

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2019	2018	2017
	(Dollars in thousands)

Impaired loans with related allowance	$189	$252	$255
Impaired loans with no allowance	2,558	3,533	3,168
Total impaired loans	$2,747	$3,785	$3,423

Allowance for loan losses:
Related to impaired loans	$16	$48	$52
Related to other loans	5,045	4,017	3,582

See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense as a component of net loss on foreclosed real estate. At December 31, 2019, the Bank had foreclosed real estate totaling $170,000. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2019, the Company’s specific allowances totaled $16,000.

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

At December 31, 2019, management applied qualitative factor adjustments to various portfolio segments which increased the estimated allowance for loan losses related to those portfolio segments by approximately $3.8 million. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2019.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical loss experience for classified loans. The effect of these adjustments for classified loans was to increase the estimated allowance for loan losses by $386,000 at December 31, 2019.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Allowance at beginning of period	$4,065	$3,634	$3,386	$3,415	$4,846
Provision for loan losses	1,425	1,168	915	645	50
	5,490	4,802	4,301	4,060	4,896

Recoveries:
Residential real estate	117	9	33	58	11
Commercial real estate and land	1	75	79	54	34
Commercial business	4	1	7	14	9
Consumer	215	205	150	118	144
Total recoveries	337	290	269	244	198

Charge-offs:
Residential real estate	194	258	74	118	128
Commercial real estate and land	0	0	3	91	0
Commercial business	0	51	140	264	1,205
Consumer	572	718	719	445	346
Total charge-offs	766	1,027	936	918	1,679
Net (charge-offs) recoveries	(429)	(737)	(667)	(674)	(1,481)
Balance at end of period	$5,061	$4,065	$3,634	$3,386	$3,415

Ratio of allowance to total loans outstanding at the end of the period	1.08%	0.93%	0.88%	0.88%	0.94%

Ratio of net charge-offs to average loans outstanding during the period	0.09%	0.17%	0.17%	0.18%	0.48%

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), acquired loans are recorded at their fair value at the date of acquisition including any discount related to credit risk. As such, loans acquired from Peoples in December 2015 with a fair value of $55.7 million were initially acquired with no allowance for loan losses.

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)

Residential real estate(1)	$1,100	33.94%	$850	36.19%	$401	37.80%	$446	41.57%	$574	44.79%
Commercial real estate and land loans(2)	1,903	32.59	1,630	32.48	1,818	30.98	1,740	29.62	1,698	26.86
Commercial business	595	9.18	459	7.82	291	7.80	198	5.97	261	6.29
Consumer	1,463	24.29	1,126	23.51	1,124	23.42	1,002	22.84	882	22.06
Total allowance for loan losses	$5,061	100.00%	$4,065	100.00%	$3,634	100.00%	$3,386	100.00%	$3,415	100.00%

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. As of December 31, 2019, all of the Bank’s total mortgage-backed securities portfolio have fixed rates.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

At December 31, 2019, neither the Company nor the Bank had an investment in securities (other than United States Government and agency securities), which exceeded 10% of the Company’s consolidated stockholders’ equity at that date.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2019				2018				2017
	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)	Fair Value	Amortized Cost	Percent of Portfolio	Weighted Average Yield(1)
	(Dollars in thousands)
Securities Held to Maturity(2)
Mortgage-backed securities (3)	$0	$0	0.00	0.00%	$0	$0	0.00	0.00%	$1	$1	0.01	2.07%
	$0	$0	0.00%		$0	$0	0.00%		$1	$1	0.01%

Securities Available for Sale
Debt securities:
U.S. agency:
Due in one year or less	$20,628	$20,650	8.20%	1.33%	$25,628	$25,755	9.67%	1.25%	$996	$1,000	0.35%	1.22%
Due after one year through five years	43,928	43,512	17.28	2.03%	48,876	49,706	18.66	1.63%	68,032	69,013	25.20	1.36%
Due after five years through ten years	0	0	0.00	0.00%	0	0	0.00	0.00%	0	0	0.00	0.00%
Due after ten years through fifteen years	0	0	0.00	0.00%	0	0	0.00	0.00%	0	0	0.00	0.00%

Mortgage-backed securities and CMOs (3)	112,582	113,051	44.89	1.90%	124,249	127,968	48.03	2.11%	127,972	130,562	47.67	1.84%

Municipal:
Due in one year or less	1,325	1,322	0.52	2.78%	2,450	2,449	0.92	3.09%	1,640	1,642	0.60	1.82%
Due after one year through five years	7,548	7,396	2.94	3.24%	8,609	8,613	3.23	3.00%	8,311	8,296	3.03	2.81%
Due after five years through ten years	30,750	29,551	11.74	3.17%	33,890	34,062	12.78	2.98%	29,611	29,553	10.79	2.86%
Due after ten years	37,801	36,337	14.43	3.57%	18,139	17,884	6.71	3.82%	34,610	33,812	12.35	3.97%

	$254,562	$251,819	100.00%		$261,841	$266,437	100.00%		$271,172	$273,878	99.99%

___________________

(1)	Weighted average yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 21%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and CMOs may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distribution of time deposits of $100,000 or more as of December 31, 2019.

Maturity Period	Amount at December 31, 2019
(Dollars in thousands)

Three months or less	$2,895
Over three through six months	4,140
Over six through 12 months	5,929
Over 12 months	10,838
Total	$23,802

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2019			2018			2017
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$146,097	20.23%	$2,848	$143,249	20.42%	$13,421	$129,828	19.54%	$8,524
NOW accounts	266,611	36.92	13,102	253,509	36.13	20,384	233,125	35.08	(3,548)
Savings accounts	179,123	24.80	3,897	175,226	24.97	6,838	168,388	25.34	9,733
Money market accounts	61,348	8.50	657	60,691	8.65	1,116	59,575	8.96	(3,283)
Fixed rate time deposits which mature:
Within one year	33,861	4.69	5,540	28,321	4.04	(12,300)	40,621	6.11	(8,593)
After one year, but within three years	23,864	3.30	(5,170)	29,034	4.14	9,791	19,243	2.90	(5,843)
After three years, but within five years	11,131	1.54	(338)	11,469	1.63	(2,186)	13,655	2.05	2,925
After five years	0	0.00	0	0	0.00	0	0	0.00	0
Club accounts	142	0.02	(5)	147	0.02	20	127	0.02	(3)
Total	$722,177	100.00%	$20,531	$701,646	100.00%	$37,084	$664,562	100.00%	$(88)

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2019.

	Amount Due
	Less Than One Year	1 - 3 Years	3 - 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)

0.00% — 0.99%	$21,660	$11,890	$404	$0	$33,954	49.31%
1.00% — 1.99%	10,087	11,166	4,151	0	25,404	36.89
2.00% — 2.99%	2,114	808	6,448	0	9,370	13.61
3.00% — 3.99%	0	0	128	0	128	0.19
4.00% — 4.99%	0	0	0	0	0	0.00
5.00% — 5.99%	0	0	0	0	0	0.00
6.00% — 6.99%	0	0	0	0	0	0.00
Total	$33,861	$23,864	$11,131	$0	$68,856	100.00%

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At or For the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Maximum balance at any month end	$0	$7,000	$10,000

Average balance	0	1,178	1,185

Period end balance	0	0	10,000

Weighted average interest rate:
At end of period	0.00%	0.00%	1.67%

During the period	0.00%	1.78%	1.52%

The Bank also has an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2019, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2019.

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

Personnel

As of December 31, 2019, the Bank had 182 full-time employees and 32 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Basel III Capital Rules, among other things:

•	introduce a new capital measure called “Common Equity Tier 1” (“CET1”);
•	specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements;
•	define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and
•	expand the scope of the deductions/adjustments as compared to existing regulations.

The new rules were fully phased in as of January 1, 2019 and the Basel III Capital Rules now require the Company and the Bank to maintain:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of 7%);
•	a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%);
•	a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and
•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).

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

As of December 31, 2019, the Company and the Bank meet all capital adequacy requirements in effect at that date.

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

The Dodd-Frank Act.  On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, some of which are described in more detail below.  The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. Because full implementation of the Dodd-Frank Act will occur over several years and there have been related acts that have lessened its impact, as explained below, it is difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally

The Volcker Rule.  The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. Although the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Bank, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

The Company believes that, as of December 31, 2019, the Bank was “well capitalized” based on the aforementioned ratios.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance is currently $250,000 per depositor, per FDIC-insured institution, per ownership category. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2019 of $1.9 million.

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

Federal Reserve System

The FRB regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2019: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank complies with the foregoing requirements. The amounts are adjusted annually and, for 2020, establish a 3% reserve ratio for aggregate transaction accounts up to $127.5 million, a 10% ratio above $127.5 million, and an exemption of $16.9 million. In October 2008, the FRB began paying interest on certain reserve balances.

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

Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Bank was entitled to take a bad debt deduction for federal income tax purposes which was based on its current or historic net charge-offs by applying the experience reserve method for banks, as long as the Bank did not meet the definition of a “large bank”. Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. The Bank met the definition of a “large bank” for the tax year ended December 31, 2016 as a result of the acquisition of Peoples. As such, the Bank was required to use the specific charge-off method to compute bad debt deductions beginning in 2016 and its bad debt reserves calculated using the experience reserve method were recaptured in taxable income over the four-year period ending December 31, 2019.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the years ended December 31, 2017 and 2018, Indiana imposed a 6.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate was reduced to 6.25% for the tax year ended December 31, 2019. The Indiana franchise tax rate will then be reduced to 6.00%, 5.50% and 5.00% for the Company’s tax years ending December 31, 2020, 2021 and 2022, respectively. Finally, the franchise tax rate will be reduced to 4.90% for the Company’s tax year ending December 31, 2023 and will remain 4.90% thereafter. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

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

On March 26, 2019, Kentucky House Bill 354 was enacted and repeals the bank franchise tax effective January 1, 2021. Beginning in 2021, financial institutions will instead be subject to the Kentucky corporation income tax and limited liability entity tax.

The Company’s state tax returns have not been audited in the past five years.

ITEM 1A.	RISK FACTORS

Risks Related To Our Business.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2019, $204.8 million, or 41.5% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2019, the Bank’s commercial business loan portfolio amounted to $45.3 million, or 9.2% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2019, the Bank’s commercial real estate loan portfolio amounted to $121.6 million, or 24.6% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

While economic conditions have remained relatively stable through 2019, there can be no assurance that economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier financial holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rule became effective on January 1, 2015. The capital conservation buffer requirement began phasing in on January 1, 2016 and became fully phased in on January 1, 2019.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2019.

Location	Year Opened	Net Book Value(1)	Owned/ Leased	Approximate Square Footage
		(Dollars in thousands)
Main Office:

220 Federal Drive, N.W. Corydon, Indiana 47112	1997	$1,532	Owned	12,000

Branch Offices:

391 Old Capital Plaza, N.E. Corydon, Indiana 47112	1997	95	Leased(2)	425

8095 State Highway 135, N.W. New Salisbury, Indiana 47161	1999	441	Owned	3,500

710 Main Street Palmyra, Indiana 47164	1991	872	Owned	6,000

9849 Highway 150 Greenville, Indiana 47124	1986	211	Owned	2,484

5100 State Road 64 (Edwardsville Branch) Georgetown, Indiana 47122	2008	1,086	Owned	4,988

4303 Charlestown Crossing New Albany, Indiana 47150	1999	656	Owned	3,500

3131 Grant Line Road New Albany, Indiana 47150	2003	1,290	Owned	12,200

5609 Williamsburg Station Road Floyds Knobs, Indiana 47119	2003	534	Owned	4,160

2744 Allison Lane Jeffersonville, Indiana 47130	2003	1,002	Owned	4,090

1312 S. Jackson Street Salem, Indiana 47167	2007	745	Owned	3,400

2420 Barron Avenue NE Lanesville, Indiana 47136	2010	697	Owned	1,450

7735 Highway 62 Charlestown, Indiana 47111	2017	1,593	Owned	2,500

1612 Highway 44 East Shepherdsville, Kentucky 40165	1980	2,498	Owned	11,892

130 S. Buckman Street Shepherdsville, Kentucky 40165	1962	288	Owned	3,840

550 John Harper Highway Shepherdsville, Kentucky 40165	1999	1,609	Owned	6,648

100 S. Bardstown Road Mount Washington, Kentucky 40047	1991	1,129	Owned	5,169

140 S. Poplar Street Lebanon Junction, Kentucky 40150	1973	136	Owned	2,795

_____________

(1)        Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.

(2)        Lease expires in April 2020.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2019, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2019, the Company had 1,035 stockholders of record and 3,363,632 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2019 and 2018 as reported by NASDAQ.

	High Sale	Low Sale	Dividends	Market price end of period
2019:
First Quarter	$54.36	$38.00	$0.23	$51.50
Second Quarter	53.72	46.44	0.24	50.54
Third Quarter	60.93	50.71	0.24	57.83
Fourth Quarter	75.28	56.70	0.24	73.00

2018:
First Quarter	$43.02	$36.40	$0.23	$40.00
Second Quarter	41.93	35.65	0.23	41.55
Third Quarter	42.95	37.28	0.23	38.33
Fourth Quarter	47.42	33.72	0.23	42.48

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2019. The maximum number of shares that may yet be purchased under the plan is 141,350.

Equity Compensation Plan Information as of December 31, 2019

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	176,150
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	176,150

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,

	2019	2018	2017	2016	2015
	(In thousands)

Total assets	$827,496	$794,162	$758,956	$743,658	$715,827
Cash and cash equivalents (1)	51,360	41,112	25,915	45,909	109,292
Securities available for sale	254,562	261,841	271,172	255,770	186,633
Interest-bearing time deposits	6,490	7,710	9,258	14,735	16,655
Net loans	466,494	434,260	409,618	381,154	359,166
Deposits	722,177	701,646	664,562	664,650	637,177
Advances from FHLB	0	0	10,000	0	0
Stockholders' equity, net of noncontrolling interest in subsidiary	98,836	85,844	80,938	75,730	74,396

	For the Year Ended
OPERATING DATA:	December 31,

	2019	2018	2017	2016	2015
	(In thousands)

Interest income	$32,054	$28,886	$26,422	$25,094	$18,713
Interest expense	1,960	1,611	1,392	1,763	1,004
Net interest income	30,094	27,275	25,030	23,331	17,709
Provision for loan losses	1,425	1,168	915	645	50
Net interest income after provision for loan losses	28,669	26,107	24,115	22,686	17,659

Noninterest income	6,926	6,168	6,698	6,169	5,124
Noninterest expense	23,270	21,615	20,258	19,455	15,608

Income before income taxes	12,325	10,660	10,555	9,400	7,175

Income tax expense	1,987	1,394	3,103	2,523	1,964

Net Income	10,338	9,266	7,452	6,877	5,211
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income Attributable to First Capital, Inc.	$10,325	$9,253	$7,439	$6,864	$5,198

PER SHARE DATA (2):
Net income - basic	$3.10	$2.78	$2.24	$2.05	$1.87
Net income - diluted	3.09	2.77	2.23	2.05	1.87
Dividends	0.95	0.92	0.86	0.84	0.84

_____________________________

(1) Includes cash and due from banks, interest-bearing deposits in other depository institutions, money market funds and federal funds sold.

(2) Per share data excludes net income attributable to noncontrolling interest in subsidiary.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2019	2018	2017	2016	2015
Performance Ratios:

Return on assets (1)	1.26%	1.19%	0.99%	0.94%	1.06%
Return on average equity (2)	11.13%	11.46%	9.37%	8.90%	8.65%
Dividend payout ratio (3)	30.65%	33.09%	38.39%	40.98%	44.92%
Average equity to average assets	11.36%	10.37%	10.51%	10.51%	12.30%
Interest rate spread (4)	3.93%	3.72%	3.58%	3.43%	3.96%
Net interest margin (5)	4.02%	3.79%	3.64%	3.50%	4.03%
Noninterest expense to average assets	2.85%	2.77%	2.68%	2.65%	3.19%
Average interest earning assets to average interest bearing liabilities	134.04%	132.29%	130.83%	128.98%	129.61%

Regulatory Capital Ratios (Bank only):

Tier 1 leverage ratio	10.01%	9.57%	9.67%	9.30%	12.15%
Tier 1 risk-based capital ratio	14.03%	13.87%	13.80%	14.28%	15.26%
Common equity tier 1 capital ratio	14.03%	13.87%	13.80%	14.28%	15.26%
Total risk-based capital ratio	14.90%	14.62%	14.49%	14.98%	16.07%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (6)	0.38%	0.70%	0.69%	0.79%	1.27%
Nonperforming assets as a percent of total assets (7)	0.24%	0.78%	0.90%	1.04%	1.32%
Allowance for loan losses as a percent of gross loans receivable	1.08%	0.93%	0.88%	0.88%	0.94%

(1) Net income attributable to First Capital, Inc. divided by average assets.
(2) Net income attributable to First Capital, Inc. divided by average equity.
(3) Common stock dividends declared per share divided by net income per share.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for 2019 and 2018 and 34% for prior years.
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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Indicators include the following:

•	Net income and earnings per share – Net income attributable to the Company was $10.3 million, or $3.09 per diluted share for 2019 compared to $9.3 million, or $2.77 per diluted share for 2018 and $7.4 million, or $2.23 per diluted share for 2017.

•	Return on average assets and return on average equity – Return on average assets for 2019 was 1.26% compared to 1.19% for 2018 and 0.99% for 2017, and return on average equity for 2019 was 11.13% compared to 11.46% for 2018 and 9.37% for 2017.

•	Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 62.9% for 2019 compared to 64.6% for 2018 and 63.8% for 2017.

•	Asset quality – Net loan charge-offs decreased from $667,000 for 2017 and $737,000 for 2018 to $429,000 for 2019, and the ratio of net charge-offs to average loans outstanding decreased from 0.17% for both 2017 and 2018 to 0.09% for 2019. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $6.2 million, or 0.78% of total assets, at December 31, 2018 to $1.9 million, or 0.24% of total assets, at December 31, 2019. The allowance for loan losses was 1.08% of total outstanding loans and 284.6% of nonperforming loans at December 31, 2019 compared to 0.93% of total outstanding loans and 133.0% of nonperforming loans at December 31, 2018.

•	Shareholder return – Total shareholder return, including the increase in the Company’s stock price from $42.48 at December 31, 2018 to $73.00 at December 31, 2019 and dividends of $0.95 per share, was 74.1% for 2019 compared to 18.1% for 2018 and 16.0% for 2017.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

•	Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on reducing nonperforming assets and originating high-quality commercial and consumer loans. In 2020, management will continue to focus on maintaining the reduced level of nonperforming assets through improved collection efforts and underwriting on nonperforming loans.

•	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

•	Improving profitability by expanding our product offerings to customers and leveraging recent investments in technology to increase the productivity and efficiency of our staff.

•	Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income. Management intends to continue to focus on growth in the loan portfolio and the secondary market lending programs in and around the newest markets entered, Bullitt County, Kentucky and Clark County, Indiana.

•	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

•	Continuing to evaluate vendor contracts for potential cost savings and efficiencies.

•	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

•	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. We opened our new River Ridge office in Clark County, Indiana in May 2017. Our focus in 2020 will be to continue the enhancement and expansion of our customer relationships in these new markets.

•	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the IDFI and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2019, but management does review (and modify as necessary) the qualitative factors used in the estimate of the allowance for loan losses on a quarterly basis.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 19 of the accompanying Notes to Consolidated Financial Statements describes the methodologies used to determine the fair value of investment securities, impaired loans, loans held for sale and foreclosed real estate. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2019.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net Income. Net income attributable to the Company was $10.3 million ($3.09 per share diluted; weighted average common shares outstanding of 3,344,072, as adjusted) for the year ended December 31, 2019 compared to $9.3 million ($2.77 per share diluted; weighted average common shares outstanding of 3,335,394, as adjusted) for the year ended December 31, 2018.

Net Interest Income. Net interest income increased $2.8 million, or 10.3%, from $27.3 million for 2018 to $30.1 million for 2019 primarily due to increases in the average balance of interest-earning assets and the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income increased $3.2 million for 2019 as compared to 2018. This increase was primarily a result of increases in the tax-equivalent yield on interest-earning assets from 4.01% for 2018 to 4.28% for 2019 and in the average balance of interest-earning assets from $730.5 million for 2018 to $760.8 million for 2019. The increase in the average balance of interest-earning assets in 2019 was primarily attributable to continued growth in loans and partially offset by continued declining balances in investment securities. Interest on loans increased $2.9 million as a result of the average balance of loans increasing from $423.6 million for 2018 to $465.4 million for 2019 and the average tax-equivalent yield on loans increasing from 5.39% for 2018 to 5.54% for 2019. Interest and dividends on investment securities (including FHLB stock) increased $144,000 for 2019 compared to 2018 due to an increase in the tax equivalent yield on investment securities from 2.13% in 2018 to 2.29% in 2019, partially offset by a decrease in the average balance of investment securities from $267.4 million for 2018 to $258.0 million for 2019. Other interest income increased $96,000 for 2019 as compared to 2018 primarily due to the tax equivalent yield of federal funds sold and interest-bearing deposits with banks increasing from 1.92% to 2.29% when comparing the two periods.

Total interest expense increased $349,000, from $1.6 million for 2018 to $2.0 million for 2019, due to increases in the average balance of interest-bearing liabilities from $552.2 million for 2018 to $567.6 million for 2019 and in the average cost of interest-bearing liabilities from 0.29% for 2018 to 0.35% for 2019. Included in the interest-bearing liabilities were borrowed funds with an average balance of $1.2 million for 2018 and an average cost of 1.78%. There were no borrowed funds during 2019. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2019 and 2018 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $1.4 million for 2019 compared to $1.2 million for 2018. The consistent application of management’s allowance methodology resulted in an increase in the provision for loan losses for 2019, primarily due to the loan portfolio growth during the year. Total outstanding loans increased by $33.2 million during 2019 as compared to an increase of $25.0 million during 2018. Net charge-offs decreased from $737,000 for 2018 to $429,000 for 2019, and nonperforming loans decreased from $3.1 million at December 31, 2018 to $1.8 million at December 31, 2019. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income increased $758,000 to $6.9 million for 2019 due to increases in ATM and debit card fees and unrealized gains on equity securities of $248,000 and $239,000, respectively. There was also a loss on a tax credit investment of $270,000 recorded in 2018. Those changes were partially offset by an $89,000 decrease in service charges on customer accounts during 2019.

Noninterest expense. Noninterest expense increased $1.7 million, to $23.3 million for 2019 primarily due to increases in compensation and benefits expense of $1.4 million and data processing expense of $458,000 when comparing the two periods. Compensation and benefits expense increased primarily due to normal salaries and benefits increases and an increase in stock compensation expense. A significant factor in the increase in data processing expense during 2019 was the rollout of the Bank’s new digital platform in the fourth quarter of 2019 and the associated costs, including termination fees from the previous platform provider.

Income tax expense. Tax expense increased $593,000 for 2019 to $2.0 million primarily due to an increase in taxable income and a reduction in benefits from a tax credit entity. As a result, the effective tax rate increased from 13.1% for 2018 to 16.1% for 2019. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

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

Average Balances and Yields. The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earnings assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average historical cost balances of assets or liabilities, respectively, for the periods presented and do not give effect to changes in fair value that are included as a separate component of stockholders’ equity. Average balances are derived from daily balances. Tax-exempt income on loans and investment securities has been adjusted to a tax equivalent basis using the federal marginal tax rate of 21% for 2019 and 2018 and 34% for 2017.

	Year Ended December 31,
	2019			2018			2017
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2)(3):
Taxable	$461,191	$25,635	5.56%	$418,800	$22,693	5.42%	$396,898	$20,625	5.20%
Tax-exempt	4,190	141	3.37%	4,810	157	3.26%	2,914	114	3.91%
Total loans	465,381	25,776	5.54%	423,610	22,850	5.39%	399,812	20,739	5.19%

Investment securities:
Taxable (4)	192,567	3,746	1.95%	207,901	3,853	1.85%	217,072	3,913	1.80%
Tax-exempt	65,441	2,159	3.30%	59,496	1,842	3.10%	58,720	2,177	3.71%
Total investment securities	258,008	5,905	2.29%	267,397	5,695	2.13%	275,792	6,090	2.21%

Other interest-earning assets (5)	37,387	856	2.29%	39,485	760	1.92%	32,799	372	1.13%
Total interest-earning assets	760,776	32,537	4.28%	730,492	29,305	4.01%	708,403	27,201	3.84%

Noninterest-earning assets	55,844			48,613			46,512
Total assets	$816,620			$779,105			$754,915

Interest-bearing liabilities:
Interest-bearing demand deposits	$321,647	$912	0.28%	$307,052	$784	0.26%	$296,345	$599	0.20%
Savings accounts	177,648	305	0.17%	173,693	321	0.18%	164,859	339	0.21%
Time deposits	68,276	743	1.09%	70,251	485	0.69%	79,098	436	0.55%
Total deposits	567,571	1,960	0.35%	550,996	1,590	0.29%	540,302	1,374	0.25%

Borrowed funds	0	0	0.00%	1,178	21	1.78%	1,185	18	1.52%
Total interest-bearing liabilities	567,571	1,960	0.35%	552,174	1,611	0.29%	541,487	1,392	0.26%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	150,426			141,422			131,260
Other liabilities	5,834			4,736			2,798
Total liabilities	723,831			698,332			675,545
Stockholders’ equity (6)	92,789			80,773			79,370

Total liabilities and stockholders’ equity	$816,620			$779,105			$754,915

Net interest income (tax equivalent basis)		$30,577			$27,694			$25,809
Less: tax equivalent adjustment		(483)			(419)			(779)
Net interest income		$30,094			$27,275			$25,030

Interest rate spread (tax equivalent basis)			3.93%			3.72%			3.58%

Net interest margin (tax equivalent basis)			4.02%			3.79%			3.64%

Ratio of average interest – earning assets to average interest-bearing liabilities			134.04%			132.29%			130.83%

(1) Interest income on loans includes fee income of $1,027,000, $984,000 and $984,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

(2) Average loan balances include loans held for sale and nonperforming loans.

(3) Interest income on loans includes net accretion on acquired loans of $44,000, $149,000 and $124,000 for the years ended December 31, 2019, 2018 and 2017,

respectively.
(4) Includes taxable debt securities and FHLB stock.
(5) Includes interest-bearing deposits with banks, money market funds, federal funds sold and interest-bearing time deposits.
(6) Stockholders’ equity attributable to First Capital, Inc.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income and interest expense computed on a tax-equivalent basis. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects attributable to changes in rate and volume (change in rate multiplied by changes in volume). Tax exempt income on loans and investment securities has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 21% for 2019 and 2018 and 34% for 2017.

	2019 Compared to 2018				2018 Compared to 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net

	(In thousands)
Interest-earning assets:
Loans:
Taxable	$586	$2,297	$59	$2,942	$875	$1,145	$48	$2,068
Tax-exempt	5	(20)	(1)	(16)	(19)	74	(12)	43
Total loans	591	2,277	58	2,926	856	1,219	36	2,111

Investment securities:
Taxable	200	(292)	(15)	(107)	109	(164)	(5)	(60)
Tax-exempt	119	186	12	317	(359)	29	(5)	(335)
Total investment securities	319	(106)	(3)	210	(250)	(135)	(10)	(395)

Other interest-earning assets	145	(41)	(8)	96	259	76	53	388
Total net change in income on interest- earning assets	1,055	2,130	47	3,232	865	1,160	79	2,104

Interest-bearing liabilities:
Interest-bearing deposits	317	43	10	370	191	21	4	216
Borrowed funds	(21)	(21)	21	(21)	3	0	0	3
Total net change in expense on interest- bearing liabilities	296	22	31	349	194	21	4	219

Net change in net interest income (tax equivalent basis)	$759	$2,108	$16	$2,883	$671	$1,139	$75	$1,885

Comparison of Financial Condition at December 31, 2019 and 2018

Total assets increased from $794.2 million at December 31, 2018 to $827.5 million at December 31, 2019 primarily due to increases in net loans receivable and cash and cash equivalents, partially offset by a decrease in securities available for sale.

Net loans increased from $434.3 million at December 31, 2018 to $466.5 million at December 31, 2019. The primary contributing factor to the increase in net loans was an increase of $14.1 million in commercial real estate loans. The Bank also increased commercial business loans, other consumer loans and construction loans by $9.0 million, $7.8 million and $7.2 million, respectively, during 2019. Residential mortgage loans decreased $4.5 million during 2019 as the Bank continued to sell the majority of newly originated residential mortgage loans in the secondary market. The Bank originated $70.8 million in new residential mortgages for sale in the secondary market during 2019 compared to $54.3 million in 2018. These loans were originated and funded by the Bank for sale in the secondary market. Of the total originations for 2019, $13.7 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, and municipal obligations, decreased from $261.8 million at December 31, 2018 to $254.6 million at December 31, 2019. Purchases of securities available for sale totaled $69.3 million in 2019. These purchases were more than offset by maturities of $30.6 million, principal repayments of $29.7 million and sales of $21.7 million in 2019. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents increased from $41.1 million at December 31, 2018 to $51.4 million at December 31, 2019. The increase is due primarily to excess funds generated from deposits.

Foreclosed real estate decreased from $3.1 million at December 31, 2018 to $170,000 at December 31, 2019, consisting of just one residential property.

Total deposits increased $20.5 million to $722.2 million at December 31, 2019. During 2019, interest-bearing demand deposit accounts, savings accounts and noninterest-bearing demand deposit accounts increased $13.8 million, $3.9 million and $2.8 million, respectively.

There were no outstanding borrowings at December 31, 2019 or 2018.

Total stockholders’ equity attributable to the Company increased $13.0 million from $85.8 million at December 31, 2018 to $98.8 million at December 31, 2019. This increase is primarily the result of retained net income of $7.1 million and a net unrealized gain on available for sale securities of $5.6 million due to changes in the yield curve and long-term rate forecasts. As of December 31, 2019, the Company had repurchased 99,117 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 427,651 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2019	2018
	(In thousands)

Commitments to originate new loans	$14,246	$5,876
Undisbursed portion of construction loans	23,081	26,675
Unfunded commitments to extend credit under existing commercial and personal lines of credit	83,725	80,582
Standby letters of credit	473	1,295

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2019:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$722,177	$687,182	$23,864	$11,131	$0
Operating lease obligations	5	5	0	0	0
Total contractual obligations	$722,182	$687,187	$23,864	$11,131	$0

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2019, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $57.9 million and securities available for sale with a fair value of $254.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2019, the Bank had total commitments to extend credit of $121.5 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2019, the Bank had certificates of deposit scheduled to mature within one year of $33.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $3.8 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations. As of December 31, 2019 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with Tier 1 capital to average assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and total risk-based capital to risk-weighted assets ratios of 10.0%, 14.0%, 14.0% and 14.9%, respectively. See Note 18 in the accompanying Notes to Consolidated Financial Statements.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2019 and 2018 financial information.

	At December 31, 2019		At December 31, 2018
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
(Dollars in thousands)
300bp	$3,438	11.59%	$790	2.91%
200bp	2.392	8.07	318	1.17
100bp	1,289	4.35	176	0.65
Static	–	–	–	–
(100)bp	(1,562)	(5.27)	876	3.23
(200)bp	(2,853)	(9.62)	139	0.51

At December 31, 2019, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, at December 31, 2019, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2018, all scenarios described would have resulted in an increase of the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the year ended December 31, 2019, the Company updated the discount rates and betas used in its interest rate risk model for loans and deposits to better reflect the market, and also updated the deposit decay rates based on a third-party study of customer accounts.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2019 and 2018 financial information.

	At December 31, 2019
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$203,781	$56,973	38.81%	25.40%	773	bp
200bp	187,704	40,896	27.86	23.10	543	bp
100bp	168,710	21,902	14.92	20.52	285	bp
Static	146,808	-	-	17.67	-	bp
(100)bp	123,104	(23,704)	(16.15)	14.64	(303	)bp
(200)bp	101,568	(45,240)	(30.82)	11.89	(578	)bp

	At December 31, 2018
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$106,468	$3,885	3.79%	14.67%	142	bp
200bp	106,176	3,593	3.50	14.31	106	bp
100bp	104,978	2,395	2.33	13.85	60	bp
Static	102,583	-	-	13.25	-	bp
(100)bp	102,230	(353)	(0.34)	12.95	(30	)bp
(200)bp	93,763	(8,820)	(8.60)	11.63	(162	)bp

The previous tables indicate that at December 31, 2019 and 2018 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the year ended December 31, 2019, the Company updated the discount rates and betas used in its interest rate risk model for loans and deposits to better reflect the market, and also updated the deposit decay rates based on a third-party study of customer accounts.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position

M. Chris Frederick	52	Senior Executive Vice President, Chief Financial Officer, Treasurer
Dennis L. Thomas	63	Executive Vice President- Lending
Jill Keinsley	52	Executive Vice President, Human Resources Director

_________________________

(1)       As of December 31, 2019.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019 and is incorporated herein by reference.

(a)	Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019 and is incorporated herein by reference.

(b)	Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019 and is incorporated herein by reference.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2019 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:

(a)(2)	Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
4.1	Description of First Capital, Inc. common stock
10.1	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)
10.2	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (3)
10.4	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (4)
10.4	*First Capital, Inc. 2009 Equity Incentive Plan (5)
10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
10.12	*First Capital, Inc. 2019 Equity Incentive Plan (7)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
21.0	List of Subsidiaries of First Capital, Inc.
23.0	Consent of Monroe Shine and Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2014.
(4)	Incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2012.
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 on August 28, 2019, Registration No. 333-233485.

ITEM 16.	FORM 10-K SUMMARY

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in the Internal Control Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2019, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control Integrated Framework (2013) issued by COSO.

Monroe Shine & Co., Inc., independent registered public accounting firm, has issued an audit report dated March 16, 2020 on the Company’s internal control over financial reporting.

/s/ William W. Harrod	/s/ Michael C. Frederick
William W. Harrod	Michael C. Frederick
President and Chief Executive Officer	Senior Executive Vice President,
Chief Financial Officer and Treasurer

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

New Albany, Indiana

March 16, 2020

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In thousands, except share and per share data)	2019	2018
ASSETS
Cash and due from banks	$18,922	$17,394
Interest-bearing deposits with banks	3,412	1,717
Federal funds sold	29,026	22,001
Total cash and cash equivalents	51,360	41,112

Interest-bearing time deposits	6,490	7,710
Securities available for sale, at fair value	254,562	261,841
Loans, net	466,494	434,260
Loans held for sale	4,176	2,849
Federal Home Loan Bank and other restricted stock, at cost	1,988	1,988
Foreclosed real estate	170	3,142
Premises and equipment	16,414	14,364
Accrued interest receivable	3,076	2,828
Cash value of life insurance	8,269	8,059
Goodwill	6,472	6,472
Core deposit intangible	819	966
Other assets	7,206	8,571

Total Assets	$827,496	$794,162

LIABILITIES
Deposits:
Noninterest-bearing	$146,097	$143,249
Interest-bearing	576,080	558,397
Total deposits	722,177	701,646

Accrued interest payable	210	150
Accrued expenses and other liabilities	6,161	6,410
Total liabilities	728,548	708,206

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,791,283 shares (3,781,533 shares in 2018); outstanding 3,363,632 shares (3,354,744 shares in 2018)	38	38
Additional paid-in capital	40,723	40,215
Retained earnings-substantially restricted	65,266	58,137
Unearned stock compensation	(940)	(720)
Accumulated other comprehensive income (loss)	2,142	(3,477)
Less treasury stock, at cost - 427,651 shares (426,789 shares in 2018)	(8,393)	(8,349)
Total First Capital, Inc. stockholders' equity	98,836	85,844

Noncontrolling interest in subsidiary	112	112
Total equity	98,948	85,956

Total Liabilities and Equity	$827,496	$794,162

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands, except per share data)	2019	2018	2017
INTEREST INCOME
Loans, including fees	$25,746	$22,818	$20,700
Securities:
Taxable	3,643	3,756	3,835
Tax-exempt	1,706	1,455	1,437
Dividends	103	97	78
Other interest income	856	760	372
Total interest income	32,054	28,886	26,422

INTEREST EXPENSE
Deposits	1,960	1,590	1,374
Advances from Federal Home Loan Bank	-	21	18
Total interest expense	1,960	1,611	1,392

Net interest income	30,094	27,275	25,030

Provision for loan losses	1,425	1,168	915
Net interest income after provision for loan losses	28,669	26,107	24,115

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,088	2,177	2,098
ATM and debit card fees	2,812	2,564	2,329
Commission and fee income	504	386	416
Gain (loss) on sale of available for sale securities and time deposits	(147)	(95)	54
Gain on sale of loans	1,191	1,100	1,385
Unrealized gain (loss) on equity securities	32	(207)	-
Impairment loss on tax credit investment	-	(270)	-
Increase in cash value of life insurance	211	227	197
Other income	235	286	219
Total noninterest income	6,926	6,168	6,698

NONINTEREST EXPENSE
Compensation and benefits	13,119	11,749	11,215
Occupancy and equipment	1,616	1,660	1,543
Data processing	3,536	3,078	2,727
Professional fees	742	791	675
Advertising	540	333	334
Net loss on foreclosed real estate	299	476	316
Other expenses	3,418	3,528	3,448
Total noninterest expense	23,270	21,615	20,258

Income before income taxes	12,325	10,660	10,555
Income tax expense	1,987	1,394	3,103

Net Income	10,338	9,266	7,452

Less net income attributable to the noncontrolling interest in subsidiary	13	13	13

Net Income Attributable to First Capital, Inc.	$10,325	$9,253	$7,439

Earnings per common share attributable to First Capital, Inc.:
Basic	$3.10	$2.78	$2.24
Diluted	$3.09	$2.77	$2.23

Dividends per share on common shares	$0.95	$0.92	$0.86

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands)	2019	2018	2017

Net Income	$10,338	$9,266	$7,452

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	7,163	(1,943)	913
Income tax (expense) benefit	(1,649)	454	(308)
Net of tax amount	5,514	(1,489)	605

Less: reclassification adjustment for realized (gains) losses included in net income	134	95	(54)
Income tax expense (benefit)	(29)	(23)	18
Net of tax amount	105	72	(36)

Other Comprehensive Income (Loss), net of tax	5,619	(1,417)	569

Total Comprehensive Income	15,957	7,849	8,021

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income Attributable to First Capital, Inc.	$15,944	$7,836	$8,008

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands, except share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock Compensation	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2017	$38	$39,515	$47,051	$(2,277)	$(300)	$(8,297)	$112	$75,842

Net income	-	-	7,439	-	-	-	13	7,452
Other comprehensive income	-	-	-	569	-	-	-	569
Reclassification from AOCI to retained earnings for change in federal tax rate	-	-	352	(352)	-	-	-	-
Cash dividends	-	-	(2,870)	-	-	-	(13)	(2,883)
Stock compensation expense	-	-	-	-	88	-	-	88
Purchase of 588 treasury shares	-	-	-	-	-	(18)	-	(18)

Balances at December 31, 2017	38	39,515	51,972	(2,060)	(212)	(8,315)	112	81,050

Net income	-	-	9,253	-	-	-	13	9,266
Other comprehensive loss	-	-	-	(1,417)	-	-	-	(1,417)
Cash dividends	-	-	(3,088)	-	-	-	(13)	(3,101)
Restricted stock grants, net of forfeitures	-	700	-	-	(700)	-	-	-
Stock compensation expense	-	-	-	-	192	-	-	192
Purchase of 820 treasury shares	-	-	-	-	-	(34)	-	(34)

Balances at December 31, 2018	38	40,215	58,137	(3,477)	(720)	(8,349)	112	85,956

Net income	-	-	10,325	-	-	-	13	10,338
Other comprehensive income	-	-	-	5,619	-	-	-	5,619
Cash dividends	-	-	(3,196)	-	-	-	(13)	(3,209)
Restricted stock grants	-	508	-	-	(508)	-	-	-
Stock compensation expense	-	-	-	-	288	-	-	288
Purchase of 862 treasury shares	-	-	-	-	-	(44)	-	(44)

Balances at December 31, 2019	$38	$40,723	$65,266	$2,142	$(940)	$(8,393)	$112	$98,948

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,338	$9,266	$7,452
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	1,764	1,689	1,731
Depreciation and amortization expense	1,070	1,215	1,226
Deferred income taxes	482	(395)	348
Stock compensation expense	288	192	88
Increase in cash value of life insurance	(211)	(227)	(197)
Gain on life insurance	-	(94)	(18)
(Gain) loss on sale of available for sale securities and time deposits	147	95	(54)
Provision for loan losses	1,425	1,168	915
Proceeds from sale of loans	70,619	55,189	66,674
Loans originated for sale	(70,755)	(54,308)	(63,412)
Gain on sale of loans	(1,191)	(1,100)	(1,385)
Amortization of tax credit investment	361	329	-
Impairment loss on tax credit investment	-	270	-
Unrealized (gain) loss on equity securities	(32)	207	-
Net realized and unrealized loss on foreclosed real estate	170	442	260
Net gain on sale of premises and equipment	-	-	(1)
Increase in accrued interest receivable	(248)	(134)	(331)
Increase (decrease) in accrued interest payable	60	43	(26)
Net change in other assets/liabilities	(210)	(499)	149
Net Cash Provided By Operating Activities	14,077	13,348	13,419

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	1,207	1,548	5,477
Purchase of securities available for sale	(69,260)	(37,350)	(48,890)
Proceeds from maturities of securities available for sale	30,575	3,325	5,515
Proceeds from sales of securities available for sale	21,725	14,345	1,644
Principal collected on mortgage-backed obligations	29,679	25,338	25,559
Investment in cash value of life insurance	-	(1,000)	-
Net increase in loans receivable	(33,973)	(25,906)	(29,946)
Investment in tax credit entities	(1,203)	(1,095)	-
Purchase of Federal Home Loan Bank stock	-	(9)	(329)
Proceeds from sale of foreclosed real estate	3,116	483	1,010
Purchase of premises and equipment	(2,973)	(402)	(1,269)
Proceeds from sale of premises and equipment	-	-	1
Purchase of equity investment	-	(1,922)	-
Proceeds from settlement of bank-owned life insurance policies	-	545	804
Net Cash Used In Investing Activities	(21,107)	(22,100)	(40,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	20,531	37,084	(88)
Net increase (decrease) in advances from Federal Home Loan Bank	-	(10,000)	10,000
Purchase of treasury stock	(2)	(32)	(16)
Taxes paid on stock award shares for employees	(42)	(2)	(2)
Dividends paid	(3,209)	(3,101)	(2,883)
Net Cash Provided By Financing Activities	17,278	23,949	7,011

Net Increase (Decrease) in Cash and Cash Equivalents	10,248	15,197	(19,994)
Cash and cash equivalents at beginning of year	41,112	25,915	45,909

Cash and Cash Equivalents at End of Year	$51,360	$41,112	$25,915

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Declines in the fair value of individual available for sale securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2019 and 2018.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended December 31, 2019 and 2018.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2019, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the balance sheet as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company also adopted all applicable practical expedients, including the option to not recognize lease assets and liabilities for short-term leases.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects its allowance for loan losses to increase through a one-time adjustment to retained earnings. However, until the evaluation is complete, the magnitude of the increase will be unknown. In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team consisting of members of senior management that meets on a periodic basis and is currently evaluating software solutions, data requirements and loss methodologies.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC.

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

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank. These funds are unavailable for investment but the reserve balances maintained with the Federal Reserve Bank are interest-earning. The average amount of those reserve balances for the years ended December 31, 2019, 2018 and 2017 was approximately $1.9 million, $1.8 million and $1.7 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)	INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2019 and 2018 are summarized as follows:

(In thousands)	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2019:
Securities available for sale:
Agency mortgage-backed securities	$69,984	$90	$576	$69,498
Agency CMO	43,067	238	221	43,084
Other debt securities:
Agency notes and bonds	64,162	473	79	64,556
Municipal obligations	74,606	2,843	25	77,424

Total securities available for sale	$251,819	$3,644	$901	$254,562

December 31, 2018:
Securities available for sale:
Agency mortgage-backed securities	$94,746	$-	$3,489	$91,257
Agency CMO	33,222	152	382	32,992
Other debt securities:
Agency notes and bonds	75,461	59	1,016	74,504
Municipal obligations	63,008	651	571	63,088

Total securities available for sale	$266,437	$862	$5,458	$261,841

The amortized cost and fair value of debt securities as of December 31, 2019, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
(In thousands)

Due in one year or less	$21,972	$21,953
Due after one year through five years	50,908	51,476
Due after five years through ten years	29,551	30,750
Due after ten years	36,337	37,801
	138,768	141,980
Mortgage-backed securities and
CMO	113,051	112,582

	$251,819	$254,562

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

At December 31, 2019, certain securities available for sale with an amortized cost of $53.4 million and fair value of $53.3 million were pledged to secure public fund deposits.

At December 31, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of	Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

December 31, 2019:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	5	$723	$2
Agency CMO	13	14,749	157
Agency notes and bonds	2	5,551	17
Municipal obligations	4	3,241	25

Total less than twelve months	24	24,264	201

Continuous loss position more than twelve months:
Agency mortgage-backed securities	50	49,033	574
Agency CMO	15	7,113	64
Agency notes and bonds	10	37,706	62

Total more than twelve months	75	93,852	700

Total securities available for sale	99	$118,116	$901

	Number of	Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

December 31, 2018:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	1	$1,563	$13
Agency CMO	4	2,870	1
Agency notes and bonds	1	499	1
Municipal obligations	11	3,552	12

Total less than twelve months	17	8,484	27

Continuous loss position more than twelve months:
Agency mortgage-backed securities	97	89,680	3,476
Agency CMO	24	12,168	381
Agency notes and bonds	22	67,927	1,015
Municipal obligations	49	25,316	559

Total more than twelve months	192	195,091	5,431

Total securities available for sale	209	$203,575	$5,458

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

At December 31, 2019, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 0.8% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2019, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2019, the Company realized gross gains of $22,000 and gross losses of $156,000 on sales of available for sale securities, and gross losses of $13,000 on sales of interest-bearing time deposits. During the year ended December 31, 2018, the Company realized gross gains of $218,000 and gross losses of $313,000 on sales of available for sale securities. During the year ended December 31, 2017, the Company realized gross gains of $61,000 and gross losses of $7,000 on the sale of available for sale securities.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the years ended December 31, 2019 and 2018, the Company recognized an unrealized gain of $32,000 and an unrealized loss of $207,000, respectively, on this equity investment. At December 31, 2019 and 2018, the equity investment had a fair value of $1.7 million and is included in other assets on the consolidated balance sheets.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2019 and 2018 consisted of the following:

(In thousands)	2019	2018

Real estate mortgage loans:
Residential	$131,959	$136,445
Land	19,185	22,607
Residential construction	35,554	31,459
Commercial real estate	121,563	107,445
Commercial real estate construction	20,086	20,591
Commercial business loans	45,307	36,297
Consumer loans:
Home equity and second mortgage loans	54,677	51,731
Automobile loans	46,443	42,124
Loans secured by deposits	1,372	1,399
Unsecured loans	3,653	3,638
Other consumer loans	13,700	10,169
Gross loans	493,499	463,905
Less undisbursed portion of loans in process	(23,081)	(26,675)

Principal loan balance	470,418	437,230

Deferred loan origination fees and costs, net	1,137	1,095
Allowance for loan losses	(5,061)	(4,065)

Loans, net	$466,494	$434,260

At December 31, 2019 and 2018, the net unamortized premium on loans acquired from other financial institutions, excluding purchased credit impaired (“PCI”) loans, was $67,000 and $70,000, respectively.

At December 31, 2019 and 2018, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $2.3 million and $2.7 million, respectively.

At December 31, 2019, there were no mortgage loans serviced for the benefit of others as compared to $111,000 at December 31, 2018.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table represents the aggregate activity for related party loans during the years ended December 31, 2019 and 2018. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2019	2018

Beginning balance	$7,867	$7,639
Adjustments due to officer and director changes	-	(205)
New loans	5,271	1,971
Payments	(3,618)	(1,538)

Ending balance	$9,520	$7,867

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2019 and 2018 were $7.5 million and $2.6 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2019 and 2018:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2019:
Principal loan balance	$131,959	$19,185	$32,559	$121,563	$45,307	$54,677	$65,168	$470,418

Accrued interest receivable	462	114	86	312	142	244	272	1,632

Net deferred loan origination fees and costs	118	15	(1)	(62)	-	1,067	-	1,137

Recorded investment in loans	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

December 31, 2018:
Principal loan balance	$136,445	$22,607	$25,375	$107,445	$36,297	$51,731	$57,330	$437,230

Accrued interest receivable	475	119	76	265	120	247	228	1,530

Net deferred loan origination fees and costs	99	18	(9)	(38)	-	1,025	-	1,095

Recorded investment in loans	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2019 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065
Provisions	251	-	126	222	132	77	617	1,425
Charge-offs	(194)	-	-	-	-	(24)	(548)	(766)
Recoveries	117	1	-	-	4	19	196	337

Ending balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$16	$-	$-	$-	$-	$-	$-	$16
Collectively evaluated for impairment	839	163	350	1,623	595	515	948	5,033
Acquired with deteriorated credit quality	12	-	-	-	-	-	-	12

Ending balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061

Recorded Investment in Loans:

Individually evaluated for impairment	$1,926	$115	$-	$353	$249	$56	$48	$2,747
Collectively evaluated for impairment	130,328	19,199	32,644	121,421	45,200	55,932	65,392	470,116
Acquired with deteriorated credit quality	285	-	-	39	-	-	-	324

Ending balance	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2018 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
Allowance for Loan Losses:
Beginning balance	$219	$133	$245	$1,622	$291	$710	$414	$3,634
Provisions	723	29	(21)	(296)	218	(278)	793	1,168
Charge-offs	(258)	-	-	-	(51)	(21)	(697)	(1,027)
Recoveries	9	-	-	75	1	32	173	290

Ending balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$44	$1	$-	$-	$48
Collectively evaluated for impairment	690	162	224	1,357	458	443	683	4,017
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065

Recorded Investment in Loans:
Individually evaluated for impairment	$2,184	$152	$521	$466	$427	$35	$-	$3,785
Collectively evaluated for impairment	134,553	22,592	24,921	107,158	35,990	52,968	57,558	435,740
Acquired with deteriorated credit quality	282	-	-	48	-	-	-	330

Ending balance	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses for the year ended December 31, 2017 is as follows:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2019 and 2018, management applied qualitative factor adjustments to various portfolio segments as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. Had these qualitative factor adjustments not been considered, the allowance for loan losses based on historical loss factors would have been $3.8 million and $3.1 million lower at December 31, 2019 and 2018, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at December 31, 2019 and 2018.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $386,000 and $333,000 at December 31, 2019 and 2018, respectively.

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2019.

	Unpaid	Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,737	$1,986	$-	$1,973	$17
Land	115	117	-	147	-
Construction	-	-	-	209	-
Commercial real estate	353	352	1	446	33
Commercial business	249	257	-	330	11
Home equity and second mortgage	56	56	-	29	1
Other consumer	48	50	-	20	-

	$2,558	$2,818	$-	$3,154	$62

Loans with an allowance recorded:
Residential real estate	$189	$211	$16	$87	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	81	-
Commercial business	-	-	-	58	-
Home equity and second mortgage	-	-	-	13	-
Other consumer	-	-	-	-	-

	$189	$211	$16	$239	$-

Total:
Residential real estate	$1,926	$2,197	$16	$2,060	$17
Land	115	117	-	147	-
Construction	-	-	-	209	-
Commercial real estate	353	352	-	527	33
Commercial business	249	257	-	388	11
Home equity and second mortgage	56	56	-	42	1
Other consumer	48	50	-	20	-

	$2,747	$3,029	$16	$3,393	$62

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2018.

	Unpaid	Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,170	$2,409	$-	$2,335	$23
Land	152	153	-	135	-
Construction	521	521	-	104	-
Commercial real estate	255	260	-	325	16
Commercial business	400	451	-	237	14
Home equity and second mortgage	35	44	-	57	1
Other consumer	-	-	-	5	1

	$3,533	$3,838	$-	$3,198	$55

Loans with an allowance recorded:
Residential real estate	$14	$15	$3	$203	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	211	213	44	42	-
Commercial business	27	30	1	38	-
Home equity and second mortgage	-	-	-	5	-
Other consumer	-	-	--	-

	$252	$258	$48	$288	$-

Total:
Residential real estate	$2,184	$2,424	$3	$2,538	$23
Land	152	153	-	135	-
Construction	521	521	-	104	-
Commercial real estate	466	473	44	367	16
Commercial business	427	481	1	275	14
Home equity and second mortgage	35	44	-	62	1
Other consumer	-	-	-	5	1

	$3,785	$4,096	$48	$3,486	$55

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2017. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2017.

	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,437	$28
Land	-	2
Construction	-	-
Commercial real estate	686	16
Commercial business	57	1
Home equity and second mortgage	194	1
Other consumer	4	-

	$3,378	$48

Loans with an allowance recorded:
Residential real estate	$140	$-
Land	-	-
Construction	-	-
Commercial real estate	-	-
Commercial business	40	-
Home equity and second mortgage	20	-
Other consumer	14	-

	$214	$-

Total:
Residential real estate	$2,577	$28
Land	-	2
Construction	-	-
Commercial real estate	686	16
Commercial business	97	1
Home equity and second mortgage	214	1
Other consumer	18	-

	$3,592	$48

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
(In thousands)
Residential real estate	$1,544	$13	$1,557	$1,769	$-	$1,769
Land	115	-	115	152	-	152
Construction	-	-	-	521	-	521
Commercial real estate	-	-	-	371	-	371
Commercial business	58	-	58	207	-	207
Home equity and second mortgage	-	-	-	35	-	35
Other consumer	48	-	48	-	2	2
Total	$1,765	$13	$1,778	$3,055	$2	$3,057

The following table presents the aging of the recorded investment in loans at December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$2,572	$824	$1,010	$4,406	$127,848	$285	$132,539
Land	185	101	80	366	18,948	-	19,314
Construction	-	-	-	-	32,644	-	32,644
Commercial real estate	-	146	-	146	121,628	39	121,813
Commercial business	61	-	58	119	45,330	-	45,449
Home equity and second mortgage	395	256	-	651	55,337	-	55,988
Other consumer	504	66	-	570	64,870	-	65,440

Total	$3,717	$1,393	$1,148	$6,258	$466,605	$324	$473,187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the aging of the recorded investment in loans at December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$2,617	$926	$1,189	$4,732	$132,005	$282	$137,019
Land	247	39	152	438	22,306	-	22,744
Construction	-	-	-	-	25,442	-	25,442
Commercial real estate	450	-	-	450	107,174	48	107,672
Commercial business	377	-	145	522	35,895	-	36,417
Home equity and second mortgage	191	-	35	226	52,777	-	53,003
Other consumer	491	50	2	543	57,015	-	57,558

Total	$4,373	$1,015	$1,523	$6,911	$432,614	$330	$439,855

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
December 31, 2019:
Pass	$129,613	$18,805	$32,394	$119,469	$44,879	$55,569	$65,320	$466,049
Special mention	46	327	250	1,136	378	-	72	2,209
Substandard	1,336	67	-	1,208	134	419	-	3,164
Doubtful/Nonaccrual	1,544	115	-	-	58	-	48	1,765
Loss	-	-	-	-	-	-	-	-

Total	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

December 31, 2018:
Pass	$133,878	$22,458	$24,921	$104,843	$35,162	$52,859	$57,529	$431,650
Special mention	133	65	-	1,520	763	-	29	2,510
Substandard	1,168	69	-	938	285	109	-	2,569
Doubtful/Nonaccrual	1,840	152	521	371	207	35	-	3,126
Loss	-	-	-	-	-	-	-	-

Total	$137,019	$22,744	$25,442	$107,672	$36,417	$53,003	$57,558	$439,855

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)

Residential real estate	$367	$66	$433	$-	$295	$302	$597	$-
Commercial real estate	553	-	553	-	190	371	561	44
Commercial business	191	-	191	-	218	-	218	-
Home equity and second mortgage	55	-	55	-	-	-	-	-

Total	$1,166	$66	$1,232	$-	$703	$673	$1,376	$44

At December 31, 2019 and 2018, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured two residential real estate loans, one commercial real estate loan and one home equity loan during the year ended December 31, 2019, with pre-modification and post-modification balances of $225,000, $154,000 and $56,000, respectively. The Company restructured two commercial business loans, one commercial real estate loan and one residential real estate loan during the year ended December 31, 2018, with pre-modification and post-modification balances of $234,000, $94,000 and $241,000, respectively. The Company restructured one residential real estate loan in a TDR during the year ended December 31, 2017, with a pre-modification and post-modification outstanding balance of $65,000. For the TDRs restructured during 2019, 2018 and 2017, the terms of modification included the deferral of contractual principal payments and the renewal/extension of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics. There were no principal charge-offs recorded as a result of TDRs during the years ended December 31, 2019, 2018 and 2017.

The Company had no payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified within the previous 12 months during the years ended December 31, 2019, 2018 and 2017. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2019, 2018 and 2017.

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

The following table presents the carrying amount of PCI loans accounted for under FASB ASC 310-30 at December 31, 2019 and 2018:

(In thousands)	2019	2018

Residential real estate	$285	$282
Commercial real estate	39	48
Carrying amount	324	330
Allowance for loan losses	12	-

	$312	$330

The outstanding balance of PCI loans accounted for under FASB ASC 310-30, including contractual principal, interest, fees and penalties was $466,000 and $519,000 at December 31, 2019 and 2018, respectively.

The allowance for loan losses related to PCI loans was $12,000 at December 31, 2019. There was no allowance for loan losses related to PCI loans at December 31, 2018. Provisions for loan losses related to PCI loans were $12,000 for the year ended December 31, 2019. There was a $2,000 reduction of the allowance for loan losses related PCI loans for the year ended December 31, 2018. Provisions for loan losses related to PCI loans were $2,000 for the year ended December 31, 2017.

Accretable yield, or income expected to be collected, is as follows for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017

Beginning balance	$423	$470	$252
New loans acquired	-	-	-
Accretion to income	(46)	(54)	(55)
Disposals and other adjustments	-	(32)	(21)
Reclassification from nonaccretable difference	26	42	294

Ending balance	$403	$423	$470

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2019 and 2018 consisted of the following:

(In thousands)	2019	2018

Land and land improvements	$5,297	$5,297
Leasehold improvements	134	134
Office buildings	16,124	14,028
Furniture, fixtures and equipment	6,689	6,135
	28,244	25,594
Less accumulated depreciation	11,830	11,230

Totals	$16,414	$14,364

Depreciation expense was $923,000, $1.1 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(6)	FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017

Beginning balance	$3,142	$3,971	$4,674
Transfers from loans to foreclosed real estate	311	142	555
Direct write-downs	(284)	(419)	(263)
Sales	(3,002)	(558)	(1,023)
Capitalized expenses and other adjustments	3	6	28

Ending balance	$170	$3,142	$3,971

Net loss on foreclosed real estate was as follows for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017

Net (gain) loss on sales	$(114)	$23	$(3)
Direct write-downs	284	419	263
Operating expenses, net of income	129	34	56

	$299	$476	$316

At December 31, 2019 and 2018, the balance of foreclosed real estate includes $170,000 and $33,000, respectively, of residential real estate properties where physical possession has been obtained. At December 31, 2019 and 2018, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $319,000 and $365,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and The Peoples Bank of Bullitt County (“Peoples”) during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2019, 2018 or 2017.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000 each year for 2019, 2018 and 2017.

Core deposit intangibles subject to amortization as of December 31, 2019 and 2018 consisted of the following:

(In thousands)	2019	2018

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	599	452

	$819	$966

Estimated amortization expense for the core deposit intangible for each of the ensuing five years and in the aggregate is as follows:

Years ending December 31:	(In thousands)

2020	$147
2021	147
2022	147
2023	147
2024	147
2025 and thereafter	84

Total	$819

(8)	DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $5.8 million and $4.0 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2020	$33,861
2021	17,117
2022	6,747
2023	6,009
2024	5,122

Total	$68,856

The Bank held deposits of approximately $13.3 million and $13.8 million for related parties at December 31, 2019 and 2018, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(9)	LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through The Bankers’ Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2019 and 2018, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2019 and 2018, the Bank had no outstanding borrowings under the line of credit.

(10)	ADVANCES FROM FEDERAL HOME LOAN BANK

There were no outstanding advances from the FHLB at December 31, 2019 and 2018. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2019, the carrying value of mortgage loans pledged as security for advances was $69.7 million.

(11)	LEASE COMMITMENTS

During 2015, the Bank extended a noncancelable lease agreement for branch office space which expires in March 2020 with annual lease payments of $19,000. At December 31, 2019, minimum lease payments under the lease were $5,000 for the year ending 2020.

The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

Total rental expense for all operating leases was $58,000, $93,000 and $98,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

(12)	INCOME TAXES

The Company and its corporate subsidiaries file consolidated tax returns. The components of consolidated income tax expense for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017

Current	$1,505	$1,789	$2,755
Deferred	482	(395)	348

Totals	$1,987	$1,394	$3,103

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017, follows:

(In thousands)	2019	2018	2017

Provision at federal statutory tax rate	$2,588	$2,239	$3,589
State income tax-net of federal tax benefit	121	100	91
Revaluation of net deferred tax asset due to change in federal income tax rate	-	-	290
Tax-exempt interest income	(379)	(328)	(507)
Bank-owned life insurance income	(44)	(67)	(73)
Captive insurance net premiums	(209)	(195)	(290)
Investment in tax credit entities	(114)	(272)	-
Other	24	(83)	3
Totals	$1,987	$1,394	$3,103

Effective tax rate	16.1%	13.1%	29.4%

Significant components of the deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018

Deferred tax assets (liabilities):
Deferred compensation plans	$101	$115
Allowance for loan losses	1,122	855
Unrealized loss on securities available for sale	-	1,118
Unrealized loss on equity securities	42	49
Restricted stock	48	31
Valuation allowance on foreclosed real estate	-	174
Interest on nonaccrual loans	185	215
Other	21	39
Deferred tax assets	1,519	2,596

Unrealized gain on securities available for sale	(601)	-
Depreciation	(691)	(491)
Deferred loan fees and costs	(247)	(246)
FHLB stock dividends	(35)	(36)
Prepaid expenses	(276)	(232)
Acquisition purchase accounting adjustments	(419)	(125)
Other	(8)	(23)
Deferred tax liabilities	(2,277)	(1,153)

Net deferred tax asset (liability)	$(758)	$1,443

The Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 reduced the Company’s federal corporate tax rate from 34% to 21% effective for tax years beginning after December 31, 2017. FASB ASC 740, Income Taxes, requires recognition of the effect of a change in tax law or rate in the period that includes the enactment date. As such, deferred tax assets and liabilities have been adjusted for the change in the federal corporate tax rate as of December 31, 2017. The resulting adjustments of deferred tax assets and liabilities was recognized as a component of income tax expense in the consolidated statement of income for the year ended December 31, 2017, resulting in additional income tax expense of $290,000. In accordance with ASU No. 2018-02, the Bank elected to reclassify the income tax effect of the change in the federal corporate tax rate from AOCI to retained earnings as of December 31, 2017 in the amount of $352,000.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

At December 31, 2019 and 2018, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2016 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2019 and 2018 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2019 and 2018.

(13)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $574,000, $520,000 and $478,000 to the plan for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2019, 2018 and 2017 as all shares were allocated during 2008.

At December 31, 2019 and 2018, the ESOP trust held 52,200 and 52,455 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14)	DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and will be paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $259,000 and $296,000 at December 31, 2019 and 2018, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $15,000, $17,000 and $19,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2036. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $148,000 and $153,000 at December 31, 2019 and 2018, respectively. Deferred compensation expense for the director plan was $17,000, $18,000 and $19,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

At December 31, 2019, 176,150 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2019, no stock options had been granted under the Plans.

On February 19, 2019, the Company granted 9,750 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000. The restricted stock vests ratably from the grant date through July 1, 2024, with 20% of the shares vesting each year on July 1 beginning July 1, 2020. On February 20, 2018, the Company granted 20,000 restricted shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000. The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019. On February 17, 2015, the Company granted 19,500 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $24.50 per share for a total of $478,000. The restricted stock generally vests over a five-year period. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the years ended December 31, 2019, 2018 and 2017 was $288,000, $192,000 and $89,000, respectively. A summary of the Company’s nonvested restricted shares activity as of December 31, 2019 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	24,900	$34.10
Granted	9,750	52.09
Vested	(6,900)	31.43
Forfeited	-	-

Nonvested at end of year	27,750	$41.08

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

There were 6,900, 4,200 and 3,500 restricted shares vested during the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2019, 2018 and 2017 was $353,000, $171,000 and $109,000, respectively. At December 31, 2019, unrecognized compensation expense related to nonvested restricted shares was $940,000. The compensation expense is expected to be recognized over a weighted average period of 3.8 years.

On February 18, 2020, the Company granted 14,250 restricted shares to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000, which will vest over a five-year period.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following is a summary of the commitments at December 31, 2019 and 2018:

(In thousands)	2019	2018

Loan commitments:
Fixed rate	$3,250	$4,946
Adjustable rate	10,996	930

Standby letters of credit	473	1,295
Unused lines of credit on credit cards	6,915	6,641
Undisbursed commercial and personal lines of credit	26,800	26,862
Undisbursed portion of construction loans in process	23,081	26,675
Undisbursed portion of home equity lines of credit	50,010	47,079

	$121,525	$114,428

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with all of the requirements being phased in as of January 1, 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 1.875% for 2018 and 2.5% for 2019. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2019 and 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18 - continued)

As of December 31, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum		Minimum
			for Capital		to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:

Total capital (to risk weighted assets)	$86,662	14.90%	$61,078	10.50%	$58,169	10.00%

Tier 1 capital (to risk weighted assets)	$81,601	14.03%	$49,444	8.50%	$46,536	8.00%

Common equity Tier 1 capital (to risk weighted assets)	$81,601	14.03%	$40,719	7.00%	$37,810	6.50%

Tier 1 capital (to average assets)	$81,601	10.01%	$32,599	4.00%	$40,749	5.00%

As of December 31, 2018:

Total capital (to risk weighted assets)	$79,406	14.62%	$53,626	9.875%	$54,304	10.00%

Tier 1 capital (to risk weighted assets)	$75,341	13.87%	$42,765	7.875%	$43,444	8.00%

Common equity Tier 1 capital (to risk weighted assets)	$75,341	13.87%	$34,619	6.375%	$35,298	6.50%

Tier 1 capital (to average assets)	$75,341	9.57%	$31,478	4.000%	$39,347	5.00%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19)	FAIR VALUE MEASUREMENTS

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2019. The Company had no liabilities measured at fair value as of December 31, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency mortgage-backed securities	$-	$69,498	$-	$69,498
Agency CMO	-	43,084	-	43,084
Agency notes and bonds	-	64,556	-	64,556
Municipal obligations	-	77,424	-	77,424
Total securities available for sale	$-	$254,562	$-	$254,562

Equity securities	$1,746	$-	$-	$1,746

Assets Measured on a Nonrecurring Basis

Impaired loans:
Residential real estate	$-	$-	$1,910	$1,910
Land	-	-	115	115
Commercial real estate	-	-	353	353
Commercial business	-	-	249	249
Home equity and second mortgage	-	-	56	56
Other consumer	-	-	48	48
Total impaired loans	$-	$-	$2,731	$2,731

Loans held for sale	$-	$4,176	$-	$4,176

Foreclosed real estate:
Residential real estate	-	-	$170	$170
Total foreclosed real estate	$-	$-	$170	$170

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2018. The Company had no liabilities measured at fair value as of December 31, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency mortgage-backed securities	$-	$91,257	$-	$91,257
Agency CMO	-	32,992	-	32,992
Agency notes and bonds	-	74,504	-	74,504
Municipal obligations	-	63,088	-	63,088
Total securities available for sale	$-	$261,841	$-	$261,841

Equity securities	$1,715	$-	$-	$1,715

Assets Measured on a Nonrecurring Basis

Impaired loans:
Residential real estate	$-	$-	$2,181	$2,181
Land	-	-	152	152
Construction	-	-	521	521
Commercial real estate	-	-	422	422
Commercial business	-	-	426	426
Home equity and second mortgage	-	-	35	35
Total impaired loans	$-	$-	$3,737	$3,737

Loans held for sale	$-	$2,849	$-	$2,849

Foreclosed real estate:
Residential real estate	$-	$-	$33	$33
Commercial real estate	-	-	3,109	3,109
Total foreclosed real estate	$-	$-	$3,142	$3,142

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2019 and 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 40% to 66%, with a weighted average discount of 47%. At December 31, 2018, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 20% to 62%, with a weighted average discount of 39%.

The Company recognized provisions for loan losses of $22,000, $231,000 and $39,000 for the years ended December 31, 2019, 2018 and 2017, respectively, for impaired loans.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

At December 31, 2019, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell of 38%. At December 31, 2018, the discount from appraised value ranged from 10% to 79%, with a weighted average of 51%.

The Company recognized charges of $284,000, $419,000 and $263,000 to write down foreclosed real estate to fair value for the years ended December 31, 2019, 2018 and 2017, respectively.

Transfers between Categories. There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2019 and 2018. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2019 and 2018. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2019 and 2018:

			Fair Value Measurements Using
(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3

December 31, 2019:

Financial assets:
Cash and cash equivalents	$51,360	$51,360	$51,360	$-	$-
Interest-bearing time deposits	6,490	6,654	-	6,654	-
Securities available for sale	254,562	254,562	-	254,562
Loans held for sale	4,176	4,243	-	4,243	-
Loans, net	466,694	482,119	-	-	482,119
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,076	3,076	-	3,076	-
Equity securities (included in other assets)	1,746	1,746	1,746-	-

Financial liabilities:
Deposits	722,177	721,729	-	-	721,729
Accrued interest payable	210	210	-	210	-

December 31, 2018:

Financial assets:
Cash and cash equivalents	$41,112	$41,112	$41,112	$-	$-
Interest-bearing time deposits	7,710	7,650	-	7,650	-
Securities available for sale	261,841	261,841		261,841
Loans held for sale	2,849	2,900	--	2,900	-
Loans, net	434,260	427,200	-	-	427,200
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,828	2,828	-	2,828	-
Equity securities (included in other assets)	1,715	1,715	1,715	-	-

Financial liabilities:
Deposits	701,646	699,864	-	-	699,864
Accrued interest payable	150	150	-	150	-

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

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017

Service charges on deposit accounts	$2,088	$2,177	$2,098
ATM and debit card fees	2,812	2,564	2,329
Investment advisory income	504	386	416
Other	124	128	123
Revenue from contracts with customers	5,528	5,255	4,966

Net gains on loans and investments	1,076	528	1,439
Increase in cash value of life insurance	211	227	197
Other	111	158	96
Other noninterest income	1,398	913	1,732

Total noninterest income	$6,926	$6,168	$6,698

Net (gain) loss on sales of foreclosed real estate	$(114)	$23	$(3)

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

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At December 31, 2019 and 2018, the balance of the Bank’s investment was $3.2 million and $3.6 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at December 31, 2019 and 2018 was $1.9 million and $2.9 million, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During 2019 and 2018, the Bank recognized amortization expense of $361,000 and $329,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during 2019 and 2018, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $497,000 and $393,000, respectively.

(23)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets

(In thousands)

	As of December 31,
	2019	2018
Assets:
Cash and cash equivalents	$3,847	$2,845
Other assets	2,110	2,039
Investment in subsidiaries	92,879	80,960

	$98,836	$85,844

Liabilities and Equity:
Accrued expenses	$-	$-
Stockholders' equity	98,836	85,844

	$98,836	$85,844

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

Statements of Income

(In thousands)

	Years Ended December 31,
	2019	2018	2017

Dividend income from subsidiaries	$4,450	$6,297	$4,175
Other income	59	16	4
Income (loss) on equity securities	32	(207)	-
Other operating expenses	(714)	(587)	(383)

Income before income taxes and equity in undistributed net income of subsidiaries	3,827	5,519	3,796

Income tax benefit	199	210	147

Income before equity in undistributed net income of subsidiaries	4,026	5,729	3,943
Equity in undistributed net income of subsidiaries	6,299	3,524	3,496

Net income	$10,325	$9,253	$7,439

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$10,325	$9,253	$7,439
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,299)	(3,524)	(3,496)
Stock compensation expense	288	192	88
Unrealized (gain) loss on equity securities	(32)	207	-
Net change in other assets and liabilities	(40)	(89)	(20)
Net cash provided by operating activities	4,242	6,039	4,011

Investing Activities:
Purchase of equity investment	-	(1,922)	-
Net cash used in investing activities	-	(1,922)	-

Financing Activities:
Purchase of treasury stock	(2)	(32)	(16)
Taxes paid on stock award shares for employees	(42)	(2)	(2)
Cash dividends paid	(3,196)	(3,088)	(2,870)
Net cash used in financing activities	(3,240)	(3,122)	(2,888)

Net increase in cash and cash equivalents	1,002	995	1,123

Cash and cash equivalents at beginning of year	2,845	1,850	727

Cash and cash equivalents at end of year	$3,847	$2,845	$1,850

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2019	2018	2017

Cash payments for:
Interest	$1,900	$1,570	$1,466
Income taxes (net of refunds received)	1,367	1,611	3,010

Noncash investing activities:
Transfers from loans to foreclosed real estate	$311	$142	$555
Proceeds from sales of foreclosed real estate financed through loans	-	-	15

(25)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2019, 2018 and 2017.

(In thousands, except share and per share data)	Years Ended December 31,
	2019	2018	2017
Basic:

Net income attributable to First Capital, Inc.	$10,325	$9,253	$7,439

Shares:
Weighted average common shares outstanding	3,332,869	3,328,422	3,325,032

Net income per common share attributable to First Capital, Inc., basic	$3.10	$2.78	$2.24

Diluted:

Net income attributable to First Capital, Inc.	$10,325	$9,253	$7,439

Shares:
Weighted average common shares outstanding	3,332,869	3,328,422	3,325,032
Add: Dilutive effect of restricted stock	11,203	6,972	4,531

Weighted average common shares outstanding, as adjusted	3,344,072	3,335,394	3,329,563

Net income per common share attributable to First Capital, Inc., diluted	$3.09	$2.77	$2.23

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the years ended December 31, 2019, 2018 and 2017.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(In thousands, except per share data)

Interest income	$7,658	$8,219	$8,220	$7,957
Interest expense	456	491	503	510
Net interest income	7,202	7,728	7,717	7,447
Provision for loan losses	450	300	225	450
Net interest income after provision for loan losses	6,752	7,428	7,492	6,997
Noninterest income	1,505	1,768	1,833	1,820
Noninterest expenses	5,665	5,764	5,870	5,971
Income before income taxes	2,592	3,432	3,455	2,846
Income tax expense	442	568	537	440

Net income	2,150	2,864	2,918	2,406
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,147	$2,860	$2,915	$2,403

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.64	$0.86	$0.87	$0.72
Diluted	$0.64	$0.86	$0.87	$0.72

2018

Interest income	$6,764	$7,063	$7,433	$7,626
Interest expense	342	395	424	450
Net interest income	6,422	6,668	7,009	7,176
Provision for loan losses	197	316	455	200
Net interest income after provision for loan losses	6,225	6,352	6,554	6,976
Noninterest income	1,526	1,736	1,698	1,208
Noninterest expenses	5,254	5,697	5,195	5,469
Income before income taxes	2,497	2,391	3,057	2,715
Income tax expense	361	287	530	216

Net income	2,136	2,104	2,527	2,499
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,133	$2,100	$2,524	$2,496

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.64	$0.63	$0.76	$0.75
Diluted	$0.64	$0.63	$0.76	$0.75

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26 - continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	(In thousands, except per share data)

Interest income	$6,343	$6,578	$6,728	$6,773
Interest expense	359	346	343	344
Net interest income	5,984	6,232	6,385	6,429
Provision for loan losses	211	256	150	298
Net interest income after provision for loan losses	5,773	5,976	6,235	6,131
Noninterest income	1,453	1,856	1,748	1,641
Noninterest expenses	5,155	4,803	5,046	5,254
Income before income taxes	2,071	3,029	2,937	2,518
Income tax expense	515	835	825	928

Net income	1,556	2,194	2,112	1,590
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$1,553	$2,190	$2,109	$1,587

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.46	$0.66	$0.63	$0.49
Diluted	$0.46	$0.66	$0.63	$0.48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 16, 2020	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive	March 16, 2020
William W. Harrod	Officer and Director
(principal executive officer)

/s/ Michael L. Shireman	Chairman	March 16, 2020
Michael L. Shireman

/s/ Michael C. Frederick	Executive Vice President, Chief	March 16, 2020
Michael C. Frederick	Financial Officer and Treasurer
(principal accounting and financial officer)

/s/ Mark D. Shireman	Director	March 16, 2020
Mark D. Shireman

/s/ Kathryn W. Ernstberger	Director	March 16, 2020
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 16, 2020
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 16, 2020
Carolyn E. Wallace

/s/Pamela G. Kraft	Director	March 16, 2020
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 16, 2020
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 16, 2020
Dana L. Huber

/s/ Lou Ann Moore	Director	March 16, 2020
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 16, 2020
Robert C. Guilfoyle