Form 10-Q
period 2020-03-31
FIRST CAPITAL INC
filed 2020-05-08
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,377,882 shares of common stock were outstanding as of April 24, 2020.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and due from banks	$19,470	$18,922
Interest bearing deposits with banks	1,388	3,412
Federal funds sold	38,864	29,026
Total cash and cash equivalents	59,722	51,360

Interest-bearing time deposits	6,490	6,490
Securities available for sale, at fair value	253,182	254,562
Loans, net	465,292	466,494
Loans held for sale	3,085	4,176
Federal Home Loan Bank and other stock, at cost	1,988	1,988
Foreclosed real estate	-	170
Premises and equipment	16,343	16,414
Accrued interest receivable	2,863	3,076
Cash value of life insurance	8,316	8,269
Goodwill	6,472	6,472
Core deposit intangible	782	819
Other assets	6,640	7,206

Total Assets	$831,175	$827,496

LIABILITIES
Deposits:
Noninterest-bearing	$146,552	$146,097
Interest-bearing	576,066	576,080
Total deposits	722,618	722,177

Accrued interest payable	219	210
Accrued expenses and other liabilities	5,430	6,161
Total liabilities	728,267	728,548

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,805,533 shares (3,791,283 in 2019); outstanding 3,377,882 shares (3,363,632 in 2019)	38	38
Additional paid-in capital	41,684	40,723
Retained earnings-substantially restricted	66,549	65,266
Unearned stock compensation	(1,808)	(940)
Accumulated other comprehensive income	4,723	2,142
Less treasury stock, at cost - 427,651 shares	(8,393)	(8,393)
Total First Capital, Inc. stockholders' equity	102,793	98,836

Noncontrolling interest in subsidiary	115	112
Total equity	102,908	98,948

Total Liabilities and Equity	$831,175	$827,496

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$6,276	$6,057
Securities:
Taxable	737	984
Tax-exempt	479	391
Dividends	18	26
Other interest income	164	200
Total interest income	7,674	7,658
INTEREST EXPENSE
Deposits	468	456
Total interest expense	468	456
Net interest income	7,206	7,202
Provision for loan losses	351	450
Net interest income after provision for loan losses	6,855	6,752
NONINTEREST INCOME
Service charges on deposit accounts	506	461
ATM and debit card fees	765	647
Commission and fee income	113	98
Loss on sale of securities available for sale and time deposits	-	(97)
Unrealized gain (loss) on equity securities	(394)	131
Gain on sale of loans	359	158
Increase in cash value of life insurance	47	48
Other income	60	59
Total noninterest income	1,456	1,505
NONINTEREST EXPENSE
Compensation and benefits	3,502	3,042
Occupancy and equipment	439	397
Data processing	796	838
Professional fees	174	229
Advertising	108	89
Net loss on foreclosed real estate	1	195
Other expenses	805	875
Total noninterest expense	5,825	5,665
Income before income taxes	2,486	2,592
Income tax expense	389	442
Net Income	2,097	2,150
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$2,094	$2,147

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.63	$0.64
Diluted	$0.63	$0.64

Dividends per share on common shares	$0.24	$0.23

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Net Income	$2,097	$2,150

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	3,435	2,347
Income tax expense	(854)	(584)
Net of tax amount	2,581	1,763

Less: reclassification adjustment for realized losses included in net income	-	97
Income tax benefit	-	(21)
Net of tax amount	-	76

Other Comprehensive Income, net of tax	2,581	1,839

Comprehensive Income	4,678	3,989
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$4,675	$3,986

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2019	$38	$40,215	$58,137	$(3,477)	$(720)	$(8,349)	$112	$85,956

Net income	-	-	2,147	-	-	-	3	2,150

Other comprehensive income	-	-	-	1,839	-	-	-	1,839

Cash dividends	-	-	(773)	-	-	-	-	(773)

Restricted stock grants	-	508	-	-	(508)	-	-	-

Stock compensation expense	-	-	-	-	56	-	-	56

Balances at March 31, 2019	$38	$40,723	$59,511	$(1,638)	$(1,172)	$(8,349)	$115	$89,228

Balances at January 1, 2020	$38	$40,723	$65,266	$2,142	$(940)	$(8,393)	$112	$98,948

Net income	-	-	2,094	-	-	-	3	2,097

Other comprehensive income	-	-	-	2,581	-	-	-	2,581

Cash dividends	-	-	(811)	-	-	-	-	(811)

Restricted stock grants	-	961	-	-	(961)	-	-	-

Stock compensation expense	-	-	-	-	93	-	-	93

Balances at March 31, 2020	$38	$41,684	$66,549	$4,723	$(1,808)	$(8,393)	$115	$102,908

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$2,097	$2,150
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	534	391
Depreciation and amortization expense	305	264
Deferred income taxes	164	(74)
Stock compensation expense	93	56
Increase in cash value of life insurance	(47)	(48)
Loss on sale of securities and time deposits	-	97
Provision for loan losses	351	450
Proceeds from sales of loans	23,561	7,942
Loans originated for sale	(22,111)	(6,312)
Gain on sale of loans	(359)	(158)
Amortization of tax credit investment	96	82
Unrealized (gain) loss on equity securities	394	(131)
Net realized and unrealized loss on foreclosed real estate	-	136
(Increase) decrease in accrued interest receivable	213	(7)
Increase in accrued interest payable	9	27
Net change in other assets/liabilities	(768)	66
Net Cash Provided By Operating Activities	4,532	4,931

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits	245	490
Proceeds from sales of interest-bearing time deposits	-	1,460
Purchase of interest-bearing time deposits	(245)	(985)
Purchase of securities available for sale	(15,390)	(17,862)
Proceeds from maturities of securities available for sale	9,685	15,645
Proceeds from sales of securities available for sale	-	5,437
Principal collected on mortgage-backed obligations	9,930	5,533
Net (increase) decrease in loans receivable	851	(15,972)
Investment in tax credit entity	(848)	(152)
Proceeds from sale of foreclosed real estate	170	8
Purchase of premises and equipment	(198)	(214)
Net Cash Provided By (Used In) Investing Activities	4,200	(6,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	441	16,885
Dividends paid	(811)	(773)
Net Cash Provided By (Used In) Financing Activities	(370)	16,112

Net Increase in Cash and Cash Equivalents	8,362	14,431
Cash and cash equivalents at beginning of period	51,360	41,112
Cash and Cash Equivalents at End of Period	$59,722	$55,543

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2020, and the results of operations for the three months ended March 31, 2020 and 2019 and the cash flows for the three months ended March 31, 2020 and 2019. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or stockholders’ equity.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1 – continued)

Due to the COVID-19 pandemic market interest rates have declined significantly, as the Federal Open Market Committee reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the financial impact will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through March 31, 2020, and additional modifications are expected in the second quarter of 2020.

The CARES Act also included an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven in whole or in part. Payments are deferred for the first six months of the loan and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The SBA began accepting submissions for these PPP loans on April 3, 2020 and the initial allocation of funds was exhausted on April 16, 2020. An additional $310 billion was allocated to the PPP on April 27, 2020. Through May 6, 2020, the Bank had received SBA authorizations for PPP loans totaling approximately $44.6 million. Participation in the PPP will likely have a positive impact on the Company’s financial position and results of operations as this fee income is recognized over the term of the PPP loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2020
Securities available for sale:
Agency mortgage-backed securities	$68,746	$1,323	$-	$70,069
Agency CMO	41,377	370	138	41,609
Other debt securities:
Agency notes and bonds	59,139	1,430	-	60,569
Municipal obligations	77,797	3,220	82	80,935

Total securities available for sale	$247,059	$6,343	$220	$253,182

December 31, 2019
Securities available for sale:
Agency mortgage-backed securities	$69,984	$90	$576	$69,498
Agency CMO	43,067	238	221	43,084
Other debt securities:
Agency notes and bonds	64,162	473	79	64,556
Municipal obligations	74,606	2,843	25	77,424

Total securities available for sale	$251,819	$3,644	$901	$254,562

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of March 31, 2020, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
(In thousands)

Due in one year or less	$18,895	$18,949
Due after one year through five years	48,810	50,327
Due after five years through ten years	27,915	29,154
Due after ten years	41,316	43,074
	136,936	141,504
Mortgage-backed securities and CMO	110,123	111,678

	$247,059	$253,182

Information pertaining to investment securities with gross unrealized losses at March 31, 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency CMO	15	$16,012	$137
Muncipal obligations	7	4,629	82

Total less than twelve months	22	20,641	219

Continuous loss position more than twelve months:
Agency CMO	2	322	1

Total more than twelve months	2	322	1

Total securities available for sale	24	$20,963	$220

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Information pertaining to investment securities with gross unrealized losses at December 31, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	5	$723	$2
Agency CMO	13	14,749	157
Agency notes and bonds	2	5,551	17
Muncipal obligations	4	3,241	25

Total less than twelve months	24	24,264	201

Continuous loss position more than twelve months:
Agency mortgage-backed securities	50	49,033	574
Agency CMO	15	7,113	64
Agency notes and bonds	10	37,706	62

Total more than twelve months	75	93,852	700

Total securities available for sale	99	$118,116	$901

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

At March 31, 2020, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.0% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2020, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended March 31, 2019, the Company realized gross losses of $86,000 on sales of available for sale securities and gross losses of $11,000 on sales of time deposits. During the three months ended March 31, 2020, the Company sold no securities or time deposits.

Certain available for sale debt securities were pledged to secure public fund deposits at March 31, 2020 and December 31, 2019.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended March 31, 2020, the Company recognized an unrealized loss of $394,000 on this equity investment. During the three months ended March 31, 2019, the Company recognized an unrealized gain of $131,000 on this equity investment. At March 31, 2020 and December 31, 2019, the equity investment had a fair value of $1.4 million and $1.7 million, respectively, and is included in other assets on the consolidated balance sheet.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at March 31, 2020 and December 31, 2019.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

At March 31, 2020, the Company held no foreclosed real estate. At December 31, 2019, the balance of foreclosed real estate includes $170,000 of residential real estate properties where physical possession had been obtained. At March 31, 2020 and December 31, 2019, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $289,000 and $319,000, respectively.

Loans at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019

Real estate mortgage loans:
Residential	$128,039	$131,959
Land	18,861	19,185
Residential construction	42,760	35,554
Commercial real estate	129,180	121,563
Commercial real estate construction	12,620	20,086
Commercial business loans	44,811	45,307
Consumer loans:
Home equity and second mortgage loans	54,655	54,677
Automobile loans	45,304	46,443
Loans secured by savings accounts	1,318	1,372
Unsecured loans	3,434	3,653
Other consumer loans	13,134	13,700
Gross loans	494,116	493,499
Less undisbursed portion of loans in process	(24,638)	(23,081)

Principal loan balance	469,478	470,418

Deferred loan origination fees, net	1,121	1,137
Allowance for loan losses	(5,307)	(5,061)

Loans, net	$465,292	$466,494

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2020:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$128,039	$18,861	$30,742	$129,180	$44,811	$54,655	$63,190	$469,478

Accrued interest receivable	453	98	70	344	117	218	226	1,526

Net deferred loan origination fees and costs	116	14	(6)	(68)	-	1,065	-	1,121

Recorded investment in loans	$128,608	$18,973	$30,806	$129,456	$44,928	$55,938	$63,416	$472,125

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,840	$115	$-	$447	$247	$56	$42	$2,747
Collectively evaluated for impairment	126,487	18,858	30,806	128,972	44,681	55,882	63,374	469,060
Acquired with deteriorated credit quality	281	-	-	37	-	-	-	318

Ending balance	$128,608	$18,973	$30,806	$129,456	$44,928	$55,938	$63,416	$472,125

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2019:

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

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,926	$115	$-	$353	$249	$56	$48	$2,747
Collectively evaluated for impairment	130,328	19,199	32,644	121,421	45,200	55,932	65,392	470,116
Acquired with deteriorated credit quality	285	-	-	39	-	-	-	324

Ending balance	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2020 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$15	$-	$-	$-	$-	$-	$-	$15
Collectively evaluated for impairment	891	163	353	1,735	620	550	957	5,269
Acquired with deteriorated credit quality	23	-	-	-	-	-	-	23

Ending balance	$929	$163	$353	$1,735	$620	$550	$957	$5,307

An analysis of the allowance for loan losses as of December 31, 2019 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$16	$-	$-	$-	$-	$-	$-	$16
Collectively evaluated for impairment	839	163	350	1,623	595	515	948	5,033
Acquired with deteriorated credit quality	12	-	-	-	-	-	-	12

Ending balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2020 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061
Provisions for loan losses	62	-	3	112	25	33	116	351
Charge-offs	-	-	-	-	-	-	(159)	(159)
Recoveries	-	-	-	-	-	2	52	54

Ending balance	$929	$163	$353	$1,735	$620	$550	$957	$5,307

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2019 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$693	$162	$224	$1,401	$459	$443	$683	$4,065
Provisions for loan losses	71	2	67	(10)	82	5	233	450
Charge-offs	(39)	-	-	-	-	-	(181)	(220)
Recoveries	2	-	-	-	-	2	40	44

Ending balance	$727	$164	$291	$1,391	$541	$450	$775	$4,339

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2020 and December 31, 2019, the estimated allowance for loan losses related to qualitative factor adjustments to various portfolio segments totaled approximately $4.1 million and $3.8 million, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at March 31, 2020 and December 31, 2019. The increases to qualitative factors at March 31, 2020 were largely related to economic uncertainties surrounding COVID-19.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $407,000 and $386,000 at March 31, 2020 and December 31, 2019, respectively. These factors were not adjusted during the period from December 31, 2019 to March 31, 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2020 and 2019:

	At March 31, 2020			Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,662	$1,927	$-	$1,700	$6	$2,181	$3
Land	115	119	-	115	-	171	-
Construction	-	-	-	-	-	523	-
Commercial real estate	447	446	-	400	9	253	2
Commercial business	247	255	-	248	2	398	3
Home equity/2nd mortgage	56	55	-	56	1	30	-
Other consumer	42	44	-	45	-	-	-

	2,569	2,846	-	2,564	18	3,556	8

Loans with an allowance recorded:
Residential	178	198	15	184	-	76	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	103	-
Commercial business	-	-	-	-	-	119	-
Home equity/2nd mortgage	-	-	-	-	-	14	-
Other consumer	-	-	-	-	-	-	-

	178	198	15	184	-	312	-

Total:
Residential	1,840	2,125	15	1,884	6	2,257	3
Land	115	119	-	115	-	171	-
Construction	-	-	-	-	-	523	-
Commercial real estate	447	446	-	400	9	356	2
Commercial business	247	255	-	248	2	517	3
Home equity/2nd mortgage	56	55	-	56	1	44	-
Other consumer	42	44	-	45	-	-	-

	$2,747	$3,044	$15	$2,748	$18	$3,868	$8

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2019:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,737	$1,986	$-
Land	115	117	-
Construction	-	-	-
Commercial real estate	353	352	-
Commercial business	249	257	-
Home equity/2nd mortgage	56	56	-
Other consumer	48	50	-

	2,558	2,818	-

Loans with an allowance recorded:
Residential	189	211	16
Land	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Commercial business	-	-	-
Home equity/2nd mortgage	-	-	-
Other consumer	-	-	-

	189	211	16

Total:
Residential	1,926	2,197	16
Land	115	117	-
Construction	-	-	-
Commercial real estate	353	352	-
Commercial business	249	257	-
Home equity/2nd mortgage	56	56	-
Other consumer	48	50	-

	$2,747	$3,029	$16

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$1,460	$55	$1,515	$1,544	$13	$1,557
Land	115	-	115	115	-	115
Construction	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Commercial business	61	-	61	58	-	58
Home equity/2nd mortgage	-	-	-	-	-	-
Other consumer	41	1	42	48	-	48

Total	$1,677	$56	$1,733	$1,765	$13	$1,778

The following table presents the aging of the recorded investment in loans at March 31, 2020:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$2,050	$401	$1,035	$3,486	$124,841	$281	$128,608
Land	130	6	86	222	18,751	-	18,973
Construction	51	-	-	51	30,755	-	30,806
Commercial real estate	672	249	-	921	128,498	37	129,456
Commercial business	112	218	61	391	44,537	-	44,928
Home equity/2nd mortgage	355	204	-	559	55,379	-	55,938
Other consumer	409	53	1	463	62,953	-	63,416

Total	$3,779	$1,131	$1,183	$6,093	$465,714	$318	$472,125

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2019:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$2,572	$824	$1,010	$4,406	$127,848	$285	$132,539
Land	185	101	80	366	18,948	-	19,314
Construction	-	-	-	-	32,644	-	32,644
Commercial real estate	-	146	-	146	121,628	39	121,813
Commercial business	61	-	58	119	45,330	-	45,449
Home equity/2nd mortgage	395	256	-	651	55,337	-	55,988
Other consumer	504	66	-	570	64,870	-	65,440

Total	$3,717	$1,393	$1,148	$6,258	$466,605	$324	$473,187

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
March 31, 2020
Pass	$125,357	$18,460	$30,806	$126,799	$44,032	$55,511	$63,313	$464,278
Special Mention	386	321	-	784	464	-	62	2,017
Substandard	1,443	77	-	1,873	371	427	-	4,191
Doubtful	1,422	115	-	-	61	-	41	1,639
Loss	-	-	-	-	-	-	-	-

Total	$128,608	$18,973	$30,806	$129,456	$44,928	$55,938	$63,416	$472,125

December 31, 2019
Pass	$129,613	$18,805	$32,394	$119,469	$44,879	$55,569	$65,320	$466,049
Special Mention	46	327	250	1,136	378	-	72	2,209
Substandard	1,336	67	-	1,208	134	419	-	3,164
Doubtful	1,544	115	-	-	58	-	48	1,765
Loss	-	-	-	-	-	-	-	-

Total	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s TDRs by accrual status as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$381	$65	$446	$-	$367	$66	$433	$-
Commercial real estate	643	-	643	-	553	-	553	-
Commercial business	186	-	186	-	191	-	191	-
Home equity and second mortgage	55	-	55	-	55	-	55	-

Total	$1,265	$65	$1,330	$-	$1,166	$66	$1,232	$-

At March 31, 2020 and December 31, 2019, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured one commercial real estate loan and one residential mortgage loan during the three months ended March 31, 2020, with a pre-modification and post-modification outstanding balance of $265,000. The terms of the modifications included the deferral of contractual principal payments and a maturity extension to lower the payment. There were no TDRs that were restructured during the three months ended March 31, 2019.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2020 or 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2020 and 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

As discussed in Note 1, the federal banking agencies issued guidance in March 2020 that short-term modifications (e.g., six months) made to a borrower affected by the COVID-19 pandemic does not need to be identified as a TDR if the loan was current at the time of the modification. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of May 6, 2020, the Bank had approved payment extensions using this guidance on approximately 11.7% of balances in the loan portfolio, primarily related to commercial real estate lending relationships. These payment extensions are generally for periods of one to three months, but may extend for up to six months.

Purchased Credit Impaired (PCI) Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Such loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. In determining the estimated fair value of purchased loans or pools, management considers a number of factors including the remaining life, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received, among others. Purchased loans that have evidence of credit deterioration since origination for which it is deemed probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 310-30. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The difference between the expected cash flows and the fair value at acquisition is recorded as interest income over the remaining life of the loan or pool of loans and is referred to as the accretable yield. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which is recognized as future interest income.

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(In thousands)	2020	2019

Residential real estate	$281	$285
Commercial real estate	37	39
Carrying amount	318	324
Allowance for loan losses	23	12
Carrying amount, net of allowance	$295	$312

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $452,000 and $466,000 at March 31, 2020 and December 31, 2019, respectively.

There was a $23,000 allowance for loan losses related to PCI loans at March 31, 2020 and a $12,000 allowance for loan losses related to PCI loans at December 31, 2019. There was a $11,000 provision for loan losses related to PCI loans for the three-month period ended March 31, 2020. There were no net provisions for loan losses related to PCI loans for the three-month period ended March 31, 2019.

Accretable yield, or income expected to be collected, is as follows for the three month periods ended March 31, 2020 and 2019:

	2020	2019

Balance at beginning of period	$403	$423
New loans purchased	-	-
Accretion to income	(11)	(12)
Disposals and other adjustments	-	-
Reclassification from nonaccretable difference	(17)	(2)

Balance at end of period	$375	$409

4.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At March 31, 2020 and December 31, 2019, the balance of the Bank’s investment was $3.1 million and $3.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at March 31, 2020 and December 31, 2019 was $1.1 million and $1.9 million, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During the three month periods ended March 31, 2020 and 2019, the Bank recognized amortization expense of $96,000 and $82,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during the three month periods ended March 31, 2020 and 2019, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $111,000 and $125,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,

	2020	2019
(Dollars in thousands, except per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,094	$2,147

Shares:
Weighted average common shares outstanding	3,336,459	3,329,844

Net income attributable to First Capital, Inc. per common share, basic	$0.63	$0.64

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,094	$2,147

Shares:
Weighted average common shares outstanding	3,336,459	3,329,844
Add: Dilutive effect of restricted stock	13,257	10,100

Weighted average common shares outstanding, as adjusted	3,349,716	3,339,944

Net income attributable to First Capital, Inc. per common share, diluted	$0.63	$0.64

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month periods ended March 31, 2020 and 2019.

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

At March 31, 2020, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2020, no stock options had been granted under the Plans.

On February 18, 2020, the Company granted 14,250 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000. The restricted stock vests ratably from the grant date through July 1, 2025, with 20% of the shares vesting each year on July 1 beginning July 1, 2021. On February 19, 2019, the Company granted 9,750 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000. The restricted stock vests ratably from the grant date through July 1, 2024, with 20% of the shares vesting each year on July 1 beginning July 1, 2020. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three-month periods ended March 31, 2020 and 2019 amounted to $93,000 and $56,000, respectively. The total income tax benefit related to stock-based compensation was $28,000 and $14,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2020 and changes during the three-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2020	27,750	$41.08
Granted	14,250	67.43
Vested	750	40.59
Forfeited	-	-

Nonvested at March 31, 2020	41,250	$50.19

There were 750 restricted shares that vested during the three-month period ended March 31, 2020 upon the retirement of a director. The total fair value of restricted shares that vested during the three-month period ended March 31, 2020 was $54,000. At March 31, 2020, there was $1.8 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.0 years.

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash payments for:
Interest	$459	$428
Taxes (net of refunds received)	0	0

8.	Fair Value Measurements

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2020 and December 31, 2019. The Company had no liabilities measured at fair value as of March 31, 2020 or December 31, 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2020
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$70,069	$-	$70,069
Agency CMO	-	41,609	-	41,609
Agency notes and bonds	-	60,569	-	60,569
Municipal obligations	-	80,935	-	80,935
Total securities available for sale	$-	$253,182	$-	$253,182

Equity securities	$1,352	$-	$-	1,352

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,825	$1,825
Land	-	-	115	115
Commercial real estate	-	-	447	447
Commercial business	-	-	247	247
Home equity and second mortgage	-	-	56	56
Other consumer	-	-	42	42
Total impaired loans	$-	$-	$2,732	$2,732

Loans held for sale	$-	$3,085	$-	$3,085

December 31, 2019
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$69,498	$-	$69,498
Agency CMO	-	43,084	-	43,084
Agency notes and bonds	-	64,556	-	64,556
Municipal obligations	-	77,424	-	77,424
Total securities available for sale	$-	$254,562	$-	$254,562

Equity securities	$1,746	$-	$-	1,746

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,910	$1,910
Land	-	-	115	115
Commercial real estate	-	-	353	353
Commercial business	-	-	249	249
Home equity and second mortgage	-	-	56	56
Other consumer	-	-	48	48
Total impaired loans	$-	$-	$2,731	$2,731

Loans held for sale	$-	$4,176	$-	$4,176

Foreclosed real estate:
Residential real estate	$-	$-	$170	$170
Total foreclosed real estate	$-	$-	$170	$170

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2020 and December 31, 2019, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At March 31, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 40% to 47%, with a weighted average discount of 45%. At December 31, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 40% to 66%, with a weighted average discount of 47%. The Company recognized a reduction in provisions for loan losses for impaired loans for the three months ended March 31, 2020 of $1,000 and provisions for loan losses for impaired loans for the three months ended March 31, 2019 of $20,000.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2020, the Company had no foreclosed real estate. At December 31, 2019, the discount from appraised value was 38%. There were no charges to write down foreclosed real estate recognized in income for the three months ended March 31, 2020. The Company recognized losses of $137,000 to write down foreclosed real estate for the three months ended March 31, 2019.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2020 and 2019. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2020 and 2019.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2020
Financial assets:
Cash and cash equivalents	$59,722	$59,722	$59,722	$-	$-
Interest-bearing time deposits	6,490	6,835	-	6,835	-
Securities available for sale	253,182	253,182	-	253,182	-
Loans held for sale	3,085	3,142	-	3,142	-
Loans, net	465,292	476,293	-	-	476,293
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	2,863	2,863	-	2,863	-
Equity securities (included in other assets)	1,352	1,352	1,352	-	-

Financial liabilities:
Deposits	722,618	723,217	-	-	723,217
Accrued interest payable	219	219	-	219	-

December 31, 2019:
Financial assets:
Cash and cash equivalents	$51,360	$51,360	$51,360	$-	$-
Interest-bearing time deposits	6,490	6,654	-	6,654	-
Securities available for sale	254,562	254,562	-	254,562	-
Loans held for sale	4,176	4,243	-	4,243	-
Loans, net	466,694	482,119	-	-	482,119
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,076	3,076	-	3,076	-
Equity securities (included in other assets)	1,746	1,746	1,746	-	-

Financial liabilities:
Deposits	722,177	721,729	-	-	721,729
Accrued interest payable	210	210	-	210	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Service charges on deposit accounts	$506	$461
ATM and debit card fees	765	647
Investment advisory income	113	98
Other	33	34
Revenue from contracts with customers	1,417	1,240

Net gain (loss) on loans and investments	(35)	192
Increase in cash value of life insurance	47	48
Other	27	25
Other noninterest income	39	265

Total noninterest income	$1,456	$1,505

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

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects its allowance for loan losses to increase through a one-time adjustment to retained earnings. However, until the evaluation is complete, the magnitude of the increase will be unknown. In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team consisting of members of senior management that meets on a periodic basis and is currently evaluating software solutions, data requirements and loss methodologies.

In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and currently does not intend to early adopt CECL.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10 – continued)

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The adoption of this update effective January 1, 2020 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, market, economic, operational, liquidity, credit and interest rate risks associated with the Company’s business (including developments and volatility arising from the COVID-19 pandemic),general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2020, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Update

The COVID-19 pandemic has placed significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders:

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

•	Following the guidelines of the Center for Disease Control and local governments, we have updated our branch operating procedures. While our branches remain open, the lobbies have been closed and transactions are being conducted through drive-up windows or by appointment. Currently, we plan to begin reopening lobbies on May 20, 2020. This is subject to change with governor executive orders and bank policies. For employees that continue to work from our offices, we have enhanced daily cleaning of our facilities and have instructed them to maintain appropriate social distancing. We also actively encourage customers to utilize alternative channels such as our online and mobile banking platforms. Our customer service and retail departments remain fully staffed and available to assist customers remotely.

•	We hold executive committee meetings frequently throughout each week to address issues as the guidelines related to the pandemic and related programs change rapidly.

•	We have expanded our use of technology to allow many of our employees to work safely and productively from home. Most of our normally scheduled meetings, including Board of Director meetings and various committee meetings, are now held virtually instead of in-person.

•	The Bank is assisting its customers experiencing COVID-19 related hardships by approving payment extensions and waiving or refunding certain banking fees. As of May 6, 2020, the Bank had approved payment extensions on approximately 11.7% of balances in the loan portfolio, primarily related to commercial real estate lending relationships. These payment extensions are generally for periods of one to three months, but may extend for up to six months.

•	The Bank is actively participating in the PPP and had received SBA authorizations totaling approximately $44.6 million for PPP loans to its customers as of May 6, 2020. These loans will be disbursed as soon as administratively feasible during the second quarter of 2020, and approximately $41.9 million had been disbursed as of May 6, 2020.

Management continues to closely monitor the pandemic and will take additional action to respond to the pandemic as the situation continues to evolve.

Financial Condition

Total assets increased $3.7 million from $827.5 million at December 31, 2019 to $831.2 million at March 31, 2020, an increase of 0.4%.

Net loans receivable (excluding loans held for sale) decreased $1.2 million from $466.5 million at December 31, 2019 to $465.3 million at March 31, 2020. Residential mortgage loans, other consumer loans and construction loans decreased $3.9 million, $2.0 million and $1.8 million, respectively, during the three months ended March 31, 2020. Commercial real estate loans increased $7.6 million during the same period.

Securities available for sale decreased $1.4 million from December 31, 2019 to $253.2 million at March 31, 2020. Purchases of $15.4 million of securities classified as available for sale were made during the three months ended March 31, 2020 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities and CMO’s. Principal payments and maturities of available for sale securities totaled $9.9 million and $9.7 million, respectively, during the three months ended March 31, 2020. No securities were sold during the three months ended March 31, 2020.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Cash and cash equivalents increased from $51.4 million at December 31, 2019 to $59.7 million at March 31, 2020, primarily due to excess liquidity from pay downs in loan and investment balances.

Total deposits increased from $722.2 million at December 31, 2019 to $722.6 million at March 31, 2020. Savings accounts and noninterest-bearing checking accounts increased $4.7 million and $455,000, respectively, during the three months ended March 31, 2020 primarily due to new accounts and normal balance fluctuations, while interest bearing checking accounts and time deposits decreased $3.6 million and $1.1 million, respectively, during the period.

Total stockholders' equity attributable to the Company increased from $98.8 million at December 31, 2019 to $102.8 million at March 31, 2020, primarily due to a $2.6 million increase in the net unrealized gain on available for sale securities and a $1.3 million increase in retained net income during the three months ended March 31, 2020. The increase in the net unrealized gain on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the three-month periods ended March 31, 2020 and 2019. Net income attributable to the Company was $2.1 million ($0.63 per diluted share) for the three months ended March 31, 2020 compared to $2.1 million ($0.64 per diluted share) for the same time period in 2019. An increase in net interest income after provision for loan losses was offset by a decrease in noninterest income and an increase in noninterest expense.

Net interest income for the three-month periods ended March 31, 2020 and 2019. Net interest income increased $4,000 for the three months ended March 31, 2020 compared to the same period in 2019. An increase in the average balance of interest-earning assets was offset by a decrease in the average tax-equivalent yield of those interest-earning assets.

Total interest income increased $16,000 for the three months ended March 31, 2020 compared to the same period in 2019. For the three months ended March 31, 2020, the average balance of interest-earning assets and their tax-equivalent yield were $761.7 million and 4.10%, respectively. During the same period in 2019, the average balance of those assets was $741.0 million and the tax-equivalent yield was 4.19%. Total interest expense increased $12,000 for the three months ended March 31, 2020 compared to the same period in 2019. The average balance of interest-bearing liabilities increased from $558.6 million for 2019 to $571.2 million for 2020. The average rate paid on interest-bearing liabilities remained unchanged at 0.33% when comparing the two periods.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis decreased from 3.86% for the three months ended March 31, 2019 to 3.77% for the same period in 2020.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses decreased from $450,000 for the three-month period ended March 31, 2019 to $351,000 for the same period in 2020. During the three-month period ended March 31, 2019, net loans receivable increased $15.5 million compared to a decrease of $1.2 million during the same period in 2020. The Bank recognized net charge-offs of $105,000 for the three months ended March 31, 2020 compared to $176,000 during the same period in 2019. The $351,000 provision for the three months ended March 31, 2020 was made despite decreases in the loan portfolio and net charge-offs for the quarter to reflect changes to qualitative factors within the Bank’s allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

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

The allowance for loan losses was $5.3 million at March 31, 2020 and $5.1 million at December 31, 2019. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, management continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of the year. At March 31, 2020, nonperforming loans amounted to $1.7 million compared to $1.8 million at December 31, 2019. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $56,000 and $13,000 at March 31, 2020 and December 31, 2019, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2020 and December 31, 2019, nonaccrual loans amounted to $1.7 million and $1.8 million, respectively.

Noninterest income for the three-month periods ended March 31, 2020 and 2019. Noninterest income for the quarter ended March 31, 2020 decreased $49,000 compared to the quarter ended March 31, 2019. The first quarter of 2020 included a $394,000 unrealized loss on equity securities compared to a $131,000 unrealized gain on equity securities during the same period in 2019. Gains on the sale of loans and ATM and debit card fees increased $201,000 and $118,000, respectively, when comparing the two periods. During the first quarter of 2019, Bank recorded a $97,000 loss on the sale of securities and time deposits. No sales of securities or time deposits were recorded during the same period in 2020.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended March 31, 2020 and 2019. Noninterest expense for the quarter ended March 31, 2020 increased $160,000 compared to the quarter ended March 31, 2019. Compensation and benefits expense increased $460,000 when comparing the two periods due to normal salaries and benefit increases, increased incentive compensation related to loan sales and increased stock-based compensation expense. This was partially offset by decreases in net losses on foreclosed real estate, other operating expenses and professional fees of $194,000, $70,000 and $55,000, respectively.

Income tax expense. Income tax expense decreased $53,000 for the first quarter of 2020 as compared to the first quarter of 2019 primarily due to an increase in nontaxable income recognized for the quarter ended March 31, 2020. As a result, the effective tax rate for the quarter ended March 31, 2020 was 15.6% as compared to 17.1% for the same period in 2019.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2020, the Bank had cash and cash equivalents of $59.7 million and securities available-for-sale with a fair value of $253.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $3.0 million at March 31, 2020.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of March 31, 2020 and its CBLR was 10.45% as of that date. At March 31, 2020, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

For the three months ended March 31, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2020 and December 31, 2019 financial information:

	At March 31, 2020		At December 31, 2019
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$2,159	7.94%	$3,438	11.59%
200bp	2,334	8.62	2,392	8.07
100bp	1,154	4.26	1,289	4.35
Static	-	-	-	-
(100)bp	(810)	(2.99)	(1,562)	(5.27)

At March 31, 2020 and December 31, 2019, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the three months ended March 31, 2020, the Company updated discount rates and betas on loan and deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2020 and December 31, 2019 financial information:

	At March 31, 2020
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$166,445	$39,579	31.20%	21.34%	607	bp
200bp	160,080	33,214	26.18	20.14	487	bp
100bp	141,941	15,075	11.88	17.54	227	bp
Static	126,866	-	-	15.27	0	bp
(100)bp	102,652	(24,214)	(19.09)	12.11	(316	)bp

	At December 31, 2019
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$203,781	$56,973	38.81%	25.40%	773	bp
200bp	187,704	40,896	27.86	23.10	543	bp
100bp	168,710	21,902	14.92	20.52	285	bp
Static	146,808	-	-	17.67	0	bp
(100)bp	123,104	(23,704)	(16.15)	14.64	(303	)bp

The previous tables indicate that at March 31, 2020 and December 31, 2019 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the three months ended March 31, 2020, the Company updated discount rates and betas on loan and deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The disclosures below supplement the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic could adversely affect the business and results of operations of the Company, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities to the pandemic.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. Due to the COVID-19 pandemic market interest rates have declined significantly, as the Federal Open Market Committee reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%. Also in response to COVID-19, many state and local governments have instituted emergency restrictions that have substantially limited the activities of individuals and the operations of businesses and industries.

COVID-19 has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and severe effects on national and local economies. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.

At this time, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. As a result, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of our venders. Additionally, customers that are increasingly forced to work remotely and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes. Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

(1A – continued)

These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers. The extent to which the pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. The duration of these impacts resulting from the COVID-19 is unknown, and the resulting customer behavioral changes are not fully known and may not be temporary.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Report on Form 8-K files with the Securities and Exchange Commission on May 19, 2016.

(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL, INC.
(Registrant)

Dated May 8, 2020	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated May 8, 2020	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer