Form 10-Q
period 2020-09-30
FIRST CAPITAL INC
filed 2020-11-09
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,375,760 shares of common stock were outstanding as of October 23, 2020.

FIRST CAPITAL, INC.

Signatures

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2020	2019
	(In thousands)
ASSETS
Cash and due from banks	$18,794	$18,922
Interest bearing deposits with banks	4,070	3,412
Federal funds sold	111,347	29,026
Total cash and cash equivalents	134,211	51,360

Interest-bearing time deposits	6,843	6,490
Securities available for sale, at fair value	264,034	254,562
Loans, net	492,128	466,494
Loans held for sale	6,935	4,176
Federal Home Loan Bank and other stock, at cost	1,988	1,988
Foreclosed real estate	57	170
Premises and equipment	16,022	16,414
Accrued interest receivable	3,320	3,076
Cash value of life insurance	8,435	8,269
Goodwill	6,472	6,472
Core deposit intangible	709	819
Other assets	7,012	7,206

Total Assets	$948,166	$827,496

LIABILITIES
Deposits:
Noninterest-bearing	$194,952	$146,097
Interest-bearing	638,447	576,080
Total deposits	833,399	722,177

Accrued interest payable	168	210
Accrued expenses and other liabilities	6,509	6,161
Total liabilities	840,076	728,548

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,805,533 shares (3,791,283 in 2019); outstanding 3,375,760 shares (3,363,632 in 2019)	38	38
Additional paid-in capital	41,684	40,723
Retained earnings-substantially restricted	70,112	65,266
Unearned stock compensation	(1,612)	(940)
Accumulated other comprehensive income	6,300	2,142
Less treasury stock, at cost - 429,773 shares (427,651 in 2019)	(8,540)	(8,393)
Total First Capital, Inc. stockholders' equity	107,982	98,836

Noncontrolling interest in subsidiary	108	112
Total equity	108,090	98,948

Total Liabilities and Equity	$948,166	$827,496

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$6,012	$6,612	$18,383	$19,224
Securities:
Taxable	590	918	2,014	2,866
Tax-exempt	555	431	1,549	1,243
Dividends	15	25	50	81
Other interest income	68	234	292	683
Total interest income	7,240	8,220	22,288	24,097
INTEREST EXPENSE
Deposits	371	503	1,243	1,450
Total interest expense	371	503	1,243	1,450
Net interest income	6,869	7,717	21,045	22,647
Provision for loan losses	400	225	1,576	975
Net interest income after provision for loan losses	6,469	7,492	19,469	21,672
NONINTEREST INCOME
Service charges on deposit accounts	464	560	1,292	1,537
ATM and debit card fees	939	743	2,580	2,119
Commission and fee income	86	118	278	362
Loss on sale of securities available for sale and time deposits	-	(35)	-	(132)
Unrealized gain (loss) on equity securities	45	(9)	(126)	108
Gain on sale of loans	980	353	2,031	771
Increase in cash surrender value of life insurance	48	47	165	165
Other income	54	56	172	176
Total noninterest income	2,616	1,833	6,392	5,106
NONINTEREST EXPENSE
Compensation and benefits	3,548	3,414	10,422	9,664
Occupancy and equipment	441	404	1,339	1,196
Data processing	763	853	2,314	2,560
Professional fees	176	193	527	599
Advertising	105	141	262	389
Net (gain) loss on foreclosed real estate	(5)	7	3	295
Other expenses	895	858	2,499	2,596
Total noninterest expense	5,923	5,870	17,366	17,299
Income before income taxes	3,162	3,455	8,495	9,479
Income tax expense	413	537	1,207	1,547
Net Income	2,749	2,918	7,288	7,932
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$2,746	$2,915	$7,278	$7,922

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.82	$0.87	$2.18	$2.38
Diluted	$0.82	$0.87	$2.17	$2.37

Dividends per share	$0.24	$0.24	$0.72	$0.71

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)

Net Income	$2,749	$2,918	$7,288	$7,932

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	286	533	5,535	7,006
Income tax expense	(71)	(132)	(1,377)	(1,743)
Net of tax amount	215	401	4,158	5,263

Less: reclassification adjustment for realized losses included in net income	-	35	-	132
Income tax benefit	-	(7)	-	(27)
Net of tax amount	-	28	-	105

Other Comprehensive Income, net of tax	215	429	4,158	5,368

Comprehensive Income	2,964	3,347	11,446	13,300
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$2,961	$3,344	$11,436	$13,290

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at July 1, 2020	$38	$41,684	$68,177	$6,085	$(1,704)	$(8,407)	$105	$105,978
Net income	-	-	2,746	-	-	-	3	2,749
Other comprehensive income	-	-	-	215	-	-	-	215
Cash dividends	-	-	(811)	-	-	-	-	(811)
Stock compensation expense	-	-	-	-	92	-	-	92
Purchase of treasury shares	-	-	-	-	-	(133)	-	(133)

Balances at September 30, 2020	$38	$41,684	$70,112	$6,300	$(1,612)	$(8,540)	$108	$108,090

Balances at July 1, 2019	$38	$40,723	$61,563	$1,462	$(1,110)	$(8,351)	$105	$94,430
Net income	-	-	2,915	-	-	-	3	2,918
Other comprehensive income	-	-	-	429	-	-	-	429
Cash dividends	-	-	(807)	-	-	-	-	(807)
Stock compensation expense	-	-	-	-	72	-	-	72
Purchase of treasury shares	-	-	-	-	-	(42)	-	(42)

Balances at September 30, 2019	$38	$40,723	$63,671	$1,891	$(1,038)	$(8,393)	$108	$97,000

Balances at January 1, 2020	$38	$40,723	$65,266	$2,142	$(940)	$(8,393)	$112	$98,948
Net income	-	-	7,278	-	-	-	10	7,288
Other comprehensive income	-	-	-	4,158	-	-	-	4,158
Cash dividends	-	-	(2,432)	-	-	-	(14)	(2,446)
Restricted stock grants	-	961	-	-	(961)	-	-	-
Stock compensation expense	-	-	-	-	289	-	-	289
Purchase of treasury shares	-	-	-	-	-	(147)	-	(147)

Balances at September 30, 2020	$38	$41,684	$70,112	$6,300	$(1,612)	$(8,540)	$108	$108,090

Balances at January 1, 2019	$38	$40,215	$58,137	$(3,477)	$(720)	$(8,349)	$112	$85,956
Net income	-	-	7,922	-	-	-	10	7,932
Other comprehensive income	-	-	-	5,368	-	-	-	5,368
Cash dividends	-	-	(2,388)	-	-	-	(14)	(2,402)
Restricted stock grants	-	508	-	-	(508)	-	-	-
Stock compensation expense	-	-	-	-	190	-	-	190
Purchase of treasury shares	-	-	-	-	-	(44)	-	(44)

Balances at September 30, 2019	$38	$40,723	$63,671	$1,891	$(1,038)	$(8,393)	$108	$97,000

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES		(In thousands)
Net income	$7,288	$7,932
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,624	1,226
Depreciation and amortization expense	902	787
Deferred income taxes	84	533
Stock compensation expense	289	190
Increase in cash value of life insurance	(165)	(165)
Loss on sale of securities and time deposits	-	132
Provision for loan losses	1,576	975
Proceeds from sales of loans	107,225	44,058
Loans originated for sale	(107,953)	(46,335)
Gain on sale of loans	(2,031)	(771)
Amortization of tax credit investment	249	265
Unrealized (gain) loss on equity securities	126	(108)
Net realized and unrealized (gain) loss on foreclosed real estate	(6)	253
Increase in accrued interest receivable	(244)	(22)
Increase (decrease) in accrued interest payable	(42)	58
Net change in other assets/liabilities	229	(859)
Net Cash Provided By Operating Activities	9,151	8,149

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits	646	1,180
Proceeds from sales of interest-bearing time deposits	-	1,705
Purchase of interest-bearing time deposits	(999)	(2,565)
Purchase of securities available for sale	(65,534)	(51,463)
Proceeds from maturities of securities available for sale	26,241	25,095
Proceeds from sales of securities available for sale	-	20,629
Principal collected on mortgage-backed obligations	33,588	18,217
Net increase in loans receivable	(27,261)	(34,534)
Investment in tax credit entity	(1,380)	(947)
Proceeds from sale of foreclosed real estate	170	3,014
Purchase of premises and equipment	(400)	(1,434)
Net Cash Used In Investing Activities	(34,929)	(21,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	111,222	17,746
Purchase of treasury stock	(147)	(44)
Dividends paid	(2,446)	(2,402)
Net Cash Provided By Financing Activities	108,629	15,300

Net Increase in Cash and Cash Equivalents	82,851	2,346
Cash and cash equivalents at beginning of period	51,360	41,112
Cash and Cash Equivalents at End of Period	$134,211	$43,458

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2020, and the results of operations for the three and nine months ended September 30, 2020 and 2019 and the cash flows for the nine months ended September 30, 2020 and 2019. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through September 30, 2020, and additional modifications may occur in the fourth quarter of 2020.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and are 100% guaranteed by the SBA. PPP loans originated prior to June 5, 2020 have a term of two years, while PPP loans originated on or after June 5, 2020 have a term of five years. In accordance with the Paycheck Protection Flexibility Act of 2020, payments on PPP loans are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The SBA paid the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The Bank originated PPP loans totaling approximately $45.9 million, of which $44.8 million were under the original two year term. Participation in the PPP will likely have a positive impact on the Company’s financial position and results of operations as this fee income is recognized over the term of the PPP loans. At September 30, 2020, net deferred loan fees related to PPP loans totaled $1.3 million, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.           Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

September 30, 2020
Securities available for sale:
Agency mortgage-backed securities	$66,320	$1,472	$26	$67,766
Agency CMO	27,927	279	53	28,153
Other debt securities:
Agency notes and bonds	64,804	1,300	2	66,102
Municipal obligations	96,848	5,199	34	102,013

Total securities available for sale	$255,899	$8,250	$115	$264,034

December 31, 2019
Securities available for sale:
Agency mortgage-backed securities	$69,984	$90	$576	$69,498
Agency CMO	43,067	238	221	43,084
Other debt securities:
Agency notes and bonds	64,162	473	79	64,556
Municipal obligations	74,606	2,843	25	77,424

Total securities available for sale	$251,819	$3,644	$901	$254,562

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of September 30, 2020, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
(In thousands)

Due in one year or less	$20,481	$20,667
Due after one year through five years	53,228	54,646
Due after five years through ten years	32,411	34,536
Due after ten years	55,532	58,266
	161,652	168,115
Mortgage-backed securities and
CMO	94,247	95,919

	$255,899	$264,034

Information pertaining to investment securities with gross unrealized losses at September 30, 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	3	$6,122	$26
Agency CMO	7	5,533	37
Agency notes and bonds	1	4,998	2
Municipal obligations	3	2,492	34

Total less than twelve months	14	19,145	99

Continuous loss position more than twelve months:
Agency CMO	3	1,385	16

Total more than twelve months	3	1,385	16

Total securities available for sale	17	$20,530	$115

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

At September 30, 2020, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 0.6% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2020, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended September 30, 2019, the Company realized gross gains of $22,000 and gross losses of $55,000 on sales of available for securities and gross losses of $2,000 on sales of time deposits. During the nine months ended September 30, 2019, the Company realized gross gains of $22,000 and gross losses of $141,000 on sales of available for sale securities and gross losses of $13,000 on sales of time deposits. There were no sales of investment securities or time deposits during the three or nine months ended September 30, 2020.

Certain available for sale debt securities were pledged to secure public fund deposits at September 30, 2020 and December 31, 2019.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three and nine months ended September 30, 2020, the Company recognized an unrealized gain of $45,000 and an unrealized loss of $126,000, respectively, on this equity investment. During the three and nine months ended September 30, 2019, the Company recognized an unrealized loss of $9,000 and an unrealized gain of $108,000, respectively, on this equity investment. At September 30, 2020 and December 31, 2019, the equity investment had a fair value of $1.6 million and $1.7 million, respectively, and is included in other assets on the consolidated balance sheet.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at September 30, 2020 and December 31, 2019.

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

At September 30, 2020 and December 31, 2019, the balance of foreclosed real estate includes $57,000 and $170,000, respectively, of residential real estate properties where physical possession had been obtained. At September 30, 2020 and December 31, 2019, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $162,000 and $319,000, respectively.

Loans at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019

Real estate mortgage loans:
Residential	$127,146	$131,959
Land	17,181	19,185
Residential construction	44,091	35,554
Commercial real estate	128,130	121,563
Commercial real estate construction	6,539	20,086
Commercial business loans	79,856	45,307
Consumer loans:
Home equity and second mortgage loans	51,885	54,677
Automobile loans	44,304	46,443
Loans secured by savings accounts	1,204	1,372
Unsecured loans	2,912	3,653
Other consumer loans	16,354	13,700
Gross loans	519,602	493,499
Less undisbursed portion of loans in process	(20,937)	(23,081)

Principal loan balance	498,665	470,418

Deferred loan origination fees and costs, net	(133)	1,137
Allowance for loan losses	(6,404)	(5,061)

Loans, net	$492,128	$466,494

Included in commercial business loans at September 30, 2020, were $45.9 million of PPP loans guaranteed by the SBA.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2020:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$127,146	$17,181	$29,693	$128,130	$79,856	$51,885	$64,774	$498,665

Accrued interest receivable	499	123	66	560	294	166	251	1,959

Net deferred loan origination fees and costs	116	14	(9)	(64)	(1,275)	1,085	-	(133)

Recorded investment in loans	$127,761	$17,318	$29,750	$128,626	$78,875	$53,136	$65,025	$500,491

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,591	$97	$-	$1,284	$436	$352	$-	$3,760
Collectively evaluated for impairment	125,892	17,221	29,750	127,311	78,439	52,784	65,025	496,422
Acquired with deteriorated credit quality	278	-	-	31	-	-	-	309

Ending balance	$127,761	$17,318	$29,750	$128,626	$78,875	$53,136	$65,025	$500,491

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2020 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$138	$-	$-	$138
Collectively evaluated for impairment	1,105	207	373	2,054	715	643	1,145	6,242
Acquired with deteriorated credit quality	24	-	-	-	-	-	-	24

Ending balance	$1,129	$207	$373	$2,054	$853	$643	$1,145	$6,404

An analysis of the allowance for loan losses as of December 31, 2019 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$16	$-	$-	$-	$-	$-	$-	$16
Collectively evaluated for impairment	839	163	350	1,623	595	515	948	5,033
Acquired with deteriorated credit quality	12	-	-	-	-	-	-	12

Ending balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three and nine months ended September 30, 2020 is as follows:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2020
Beginning balance	$1,055	$196	$369	$1,902	$868	$604	$1,070	$6,064
Provisions for loan losses	70	11	4	152	17	39	107	400
Charge-offs	-	-	-	-	(32)	-	(80)	(112)
Recoveries	4	-	-	-	-	-	48	52

Ending balance	$1,129	$207	$373	$2,054	$853	$643	$1,145	$6,404

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2020
Beginning balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061
Provisions for loan losses	284	44	23	431	290	117	387	1,576
Charge-offs	(72)	-	-	-	(32)	-	(344)	(448)
Recoveries	50	-	-	-	-	11	154	215

Ending balance	$1,129	$207	$373	$2,054	$853	$643	$1,145	$6,404

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three and nine months ended September 30, 2019 is as follows:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At September 30, 2020 and December 31, 2019, the estimated allowance for loan losses related to qualitative factor adjustments to various portfolio segments totaled approximately $5.4 million and $3.8 million, respectively. These changes were made to reflect management’s estimates of inherent losses in these portfolio segments at September 30, 2020 and December 31, 2019. The increases to qualitative factors at September 30, 2020 were largely related to economic uncertainties surrounding COVID-19.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans. The effect of the adjustments for classified loans was to increase the estimated allowance for loan losses by $459,000 and $386,000 at September 30, 2020 and December 31, 2019, respectively. These factors were not adjusted during the period from December 31, 2019 to September 30, 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2020 and for the three months and nine months ended September 30, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2020:

				Three Months Ended		Nine Months Ended
	At September 30, 2020			September 30, 2020		September 30, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,482	$1,617	$-	$1,532	$6	$1,616	$16
Land	97	97	-	90	-	102	-
Construction	-	-	-	-	-	-	-
Commercial real estate	1,284	1,308	-	1,301	9	851	27
Commercial business	253	256	-	268	2	258	7
Home equity/2nd mortgage	352	346	-	352	4	204	9
Other consumer	-	-	-	4	-	24	-

	3,468	3,624	-	3,547	21	3,055	59

Loans with an allowance recorded:
Residential	109	129	-	109	-	146	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	183	192	138	191	-	95	-
Home equity/2nd mortgage	-	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-	-

	292	321	138	300	-	241	-

Total:
Residential	1,591	1,746	-	1,641	6	1,762	16
Land	97	97	-	90	-	102	-
Construction	-	-	-	-	-	-	-
Commercial real estate	1,284	1,308	-	1,301	9	851	27
Commercial business	436	448	138	459	2	353	7
Home equity/2nd mortgage	352	346	-	352	4	204	9
Other consumer	-	-	-	4	-	24	-

	$3,760	$3,945	$138	$3,847	$21	$3,296	$59

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
Residential	$1,882	$6	$2,032	$12
Land	141	-	156	-
Construction	-	-	262	-
Commercial real estate	686	14	470	25
Commercial business	302	3	350	9
Home equity/2nd mortgage	14	-	22	-
Other consumer	27	-	13	-

	3,052	23	3,305	46

Loans with an allowance recorded:
Residential	47	-	61	-
Land	-	-	-	-
Construction	-	-	-	-
Commercial real estate	100	-	101	-
Commercial business	26	-	72	-
Home equity/2nd mortgage	19	-	16	-
Other consumer	-	-	-	-

	192	-	250	-

Total:
Residential	1,929	6	2,093	12
Land	141	-	156	-
Construction	-	-	262	-
Commercial real estate	786	14	571	25
Commercial business	328	3	422	9
Home equity/2nd mortgage	33	-	38	0
Other consumer	27	-	13	0

	$3,244	$23	$3,555	$46

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$1,169	$-	$1,169	$1,544	$13	$1,557
Land	97	-	97	115	-	115
Construction	-	-	-	-	-	-
Commercial real estate	657	-	657	-	-	-
Commercial business	250	-	250	58	-	58
Home equity/2nd mortgage	-	-	-	-	-	-
Other consumer	-	-	-	48	-	48

Total	$2,173	$-	$2,173	$1,765	$13	$1,778

The following table presents the aging of the recorded investment in loans at September 30, 2020:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,716	$46	$774	$2,536	$124,947	$278	$127,761
Land	65	-	97	162	17,156	-	17,318
Construction	-	-	-	-	29,750	-	29,750
Commercial real estate	-	166	-	166	128,429	31	128,626
Commercial business	136	29	-	165	78,710	-	78,875
Home equity/2nd mortgage	188	13	-	201	52,935	-	53,136
Other consumer	265	50	-	315	64,710	-	65,025

Total	$2,370	$304	$871	$3,545	$496,637	$309	$500,491

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential			Commercial	Commercial	Home Equity &	Other
	Real Estate	Land	Construction	Real Estate	Business	2nd Mtg	Consumer	Total
	(In thousands)
September 30, 2020
Pass	$126,006	$16,780	$29,750	$124,446	$78,133	$52,733	$64,909	$492,757
Special Mention	-	318	-	2,284	422	-	66	3,090
Substandard	620	123	-	1,239	70	403	50	2,505
Doubtful	1,135	97	-	657	250	-	-	2,139
Loss	-	-	-	-	-	-	-	-

Total	$127,761	$17,318	$29,750	$128,626	$78,875	$53,136	$65,025	$500,491

December 31, 2019
Pass	$129,613	$18,805	$32,394	$119,469	$44,879	$55,569	$65,320	$466,049
Special Mention	46	327	250	1,136	378	-	72	2,209
Substandard	1,336	67	-	1,208	134	419	-	3,164
Doubtful	1,544	115	-	-	58	-	48	1,765
Loss	-	-	-	-	-	-	-	-

Total	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s TDRs by accrual status as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
				Related Allowance				Related Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$402	$-	$402	$-	$367	$66	$433	$-
Commercial real estate	626	-	626	-	553	-	553	-
Commercial business	186	-	186	-	191	-	191	-
Home equity and second mortgage	347	-	347	-	55	-	55	-

Total	$1,561	$-	$1,561	$-	$1,166	$66	$1,232	$-

At September 30, 2020 and December 31, 2019, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured two residential mortgages, one commercial business loan, one commercial real estate loan and one second mortgage during the nine months ended September 30, 2020, with an aggregate pre-modification and post-modification outstanding balance of $586,000. The Company restructured two commercial real estate loans during the nine months ended September 30, 2019, with pre-modification and post-modification aggregate balances of $436,000. There were no loans restructured during the three months ended September 30, 2020 and 2019. The terms of the modifications for the TDRs restructured in 2020 and 2019 included the deferral of contractual principal payments and maturity extensions to lower the payments.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and nine months ended September 30, 2020 or 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and nine months ended September 30, 2020 and 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the three and nine months ended September 30, 2020 and 2019.

As discussed in Note 1, the federal banking agencies issued guidance in March 2020 that short-term modifications (e.g., six months) made to a borrower affected by the COVID-19 pandemic does not need to be identified as a TDR if the loan was current at the time of the modification. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. As of September 30, 2020, the Bank had approved payment extensions of primarily one to three months on $68.1 million of balances in the loan portfolio, primarily related to commercial real estate lending relationships. Of that total, $58.1 million had resumed normal payments at September 30, 2020.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(In thousands)	2020	2019

Residential real estate	$278	$285
Commercial real estate	31	39
Carrying amount	309	324
Allowance for loan losses	24	12
Carrying amount, net of allowance	$285	$312

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $425,000 and $466,000 at September 30, 2020 and December 31, 2019, respectively.

There was a $24,000 allowance for loan losses related to PCI loans at September 30, 2020 and a $12,000 allowance for loan losses related to PCI loans at December 31, 2019. There were provisions for loan losses related to PCI loans for the three-month and nine-month periods ended September 30, 2020 of $1,000 and $12,000, respectively. There was a $20,000 provision for loan losses related to PCI loans for the three-month and nine-month periods ended September 30, 2019.

Accretable yield, or income expected to be collected, is as follows for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Balance at beginning of period	$358	$390	$403	$423
New loans purchased	-	-	-	-
Accretion to income	(11)	(11)	(33)	(35)
Disposals and other adjustments	-	-	-	-
Reclassification (to) from nonaccretable difference	(2)	(4)	(25)	(13)

Balance at end of period	$345	$375	$345	$375

4.     Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At September 30, 2020 and December 31, 2019, the balance of the Bank’s investment was $3.0 million and $3.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at September 30, 2020 and December 31, 2019 was $520,000 and $1.9 million, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During the three month periods ended September 30, 2020 and 2019, the Bank recognized amortization expense of $67,000 and $96,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during the three month periods ended September 30, 2020 and 2019, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $129,000 and $123,000, respectively. During the nine month periods ended September 30, 2020 and 2019, the Bank recognized amortization expense of $249,000 and $265,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during the nine month periods ended September 30, 2020 and 2019, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $349,000 and $371,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.     Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,746	$2,915	$7,278	$7,922

Shares:
Weighted average common shares outstanding	3,343,038	3,335,816	3,338,705	3,331,854

Net income attributable to First Capital, Inc. per common share, basic	$0.82	$0.87	$2.18	$2.38

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,746	$2,915	$7,278	$7,922

Shares:
Weighted average common shares outstanding	3,343,038	3,335,816	3,338,705	3,331,854
Add: Dilutive effect of restricted stock	5,294	8,506	10,097	11,322

Weighted average common shares outstanding, as adjusted	3,348,332	3,344,322	3,348,802	3,343,176

Net income attributable to First Capital, Inc. per common share, diluted	$0.82	$0.87	$2.17	$2.37

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month and nine-month periods ended September 30, 2020 and 2019.

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

At September 30, 2020, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2020, no stock options had been granted under the Plans.

On February 18, 2020, the Company granted 14,250 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000. The restricted stock vests ratably from the grant date through July 1, 2025, with 20% of the shares vesting each year on July 1 beginning July 1, 2021. On February 19, 2019, the Company granted 9,750 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000. The restricted stock vests ratably from the grant date through July 1, 2024, with 20% of the shares vesting each year on July 1 beginning July 1, 2020. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2020 amounted to $92,000 and $289,000, respectively. Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2019 amounted to $72,000 and $190,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of September 30, 2020 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2020	27,750	$41.08
Granted	14,250	67.43
Vested	9,350	36.37
Forfeited	-	-

Nonvested at September 30, 2020	32,650	$53.93

There were 9,350 restricted shares that vested during the nine-month period ended September 30, 2020 upon the retirement of a director and normal vesting. The total fair value of restricted shares that vested during the nine-month period ended September 30, 2020 was $656,000. At September 30, 2020, there was $1.6 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.1 years.

7.     Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Cash payments for:
Interest	$1,285	$1,392
Taxes (net of refunds received)	656	1,325

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	58	206

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2020 and December 31, 2019. The Company had no liabilities measured at fair value as of September 30, 2020 or December 31, 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2020
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$67,766	$-	$67,766
Agency CMO	-	28,153	-	28,153
Agency notes and bonds	-	66,102	-	66,102
Municipal obligations	-	102,013	-	102,013
Total securities available for sale	$-	$264,034	$-	$264,034

Equity securities	$1,620	$-	$-	1,620

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,591	$1,591
Land	-	-	97	97
Commercial real estate	-	-	1,284	1,284
Commercial business	-	-	298	298
Home equity and second mortgage	-	-	352	352
Total impaired loans	$-	$-	$3,622	$3,622

Loans held for sale	$-	$6,935	$-	$6,935

Foreclosed real estate:
Residential real estate	$-	$-	$57	$57
Total foreclosed real estate	$-	$-	$57	$57

December 31, 2019
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$69,498	$-	$69,498
Agency CMO	-	43,084	-	43,084
Agency notes and bonds	-	64,556	-	64,556
Municipal obligations	-	77,424	-	77,424
Total securities available for sale	$-	$254,562	$-	$254,562

Equity securities	$1,746	$-	$-	1,746

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,910	$1,910
Land	-	-	115	115
Commercial real estate	-	-	353	353
Commercial business	-	-	249	249
Home equity and second mortgage	-	-	56	56
Other consumer	-	-	48	48
Total impaired loans	$-	$-	$2,731	$2,731

Loans held for sale	$-	$4,176	$-	$4,176

Foreclosed real estate:
Residential real estate	$-	$-	$170	$170
Total foreclosed real estate	$-	$-	$170	$170

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At September 30, 2020 and December 31, 2019, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At September 30, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 47% to 100%, with a weighted average discount of 90%. At December 31, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 40% to 66%, with a weighted average discount of 47%. The Company recognized provisions for loan losses of $138,000 and $40,000 for the nine months ended September 30, 2020 and 2019, respectively, for impaired loans. The Company recognized a reduction to the provision for loan losses of $29,000 for the three months ended September 30, 2020 and a provision for loan losses of $28,000 for the three months ended September 30, 2019.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At September 30, 2020 and December 31, 2019, the discount from appraised value was 11% and 38%, respectively. There were no charges to write down foreclosed real estate recognized in income for the three months or nine months ended September 30, 2020. The Company recognized losses of $358,000 to write down foreclosed real estate for the nine months ended September 30, 2019 and $4,000 to write down foreclosed real estate for the three months ended September 30, 2019.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2020 and 2019. There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2020 and 2019.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2020
Financial assets:
Cash and cash equivalents	$134,211	$134,211	$134,211	$-	$-
Interest-bearing time deposits	6,843	7,176	-	7,176	-
Securities available for sale	264,034	264,034	-	264,034	-
Loans held for sale	6,935	7,001	-	7,001	-
Loans, net	492,128	502,630	-	-	502,630
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,320	3,320	-	3,320	-
Equity securities (included in other assets)	1,620	1,620	1,620	-	-

Financial liabilities:
Deposits	833,399	835,706	-	-	835,706
Accrued interest payable	168	168	-	168	-

December 31, 2019:
Financial assets:
Cash and cash equivalents	$51,360	$51,360	$51,360	$-	$-
Interest-bearing time deposits	6,490	6,654	-	6,654	-
Securities available for sale	254,562	254,562	-	254,562	-
Loans held for sale	4,176	4,243	-	4,243	-
Loans, net	466,694	482,119	-	-	482,119
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,076	3,076	-	3,076	-
Equity securities (included in other assets)	1,746	1,746	1,746	-	-

Financial liabilities:
Deposits	722,177	721,729	-	-	721,729
Accrued interest payable	210	210	-	210	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)

Service charges on deposit accounts	$464	$560	$1,292	$1,537
ATM and debit card fees	939	743	2,580	2,119
Investment advisory income	86	118	278	362
Other	28	28	92	96
Revenue from contracts with customers	1,517	1,449	4,242	4,114

Net gains on loans and investments	1,025	309	1,905	747
Increase in cash value of life insurance	48	47	165	165
Other	26	28	80	80
Other noninterest income	1,099	384	2,150	992

Total noninterest income	$2,616	$1,833	$6,392	$5,106

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

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The ASU amends the guidance under Subtopic 310-20 to provide that for each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (that is, the premium) shall be amortized to the next call date unless the premium of the individual callable debt security is amortized based on consideration of estimated prepayments. The amendments in the update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted for public entities. All entities should apply the amendments in the update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The adoption of this update is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

Critical Accounting Policies

During the nine months ended September 30, 2020, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Update

The COVID-19 pandemic has placed significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders:

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

●

Following the guidelines of the Center for Disease Control and local governments, we have updated our branch operating procedures. Currently, one lobby in each county of our footprint is open and the remaining offices are drive thru only with the exception of one in-store location, which remains closed. However, this is subject to change again in the future based on state and local orders and bank policies. We have enhanced daily cleaning of our facilities and have instructed employees to maintain appropriate social distancing and require employees to wear a mask in open areas. We also actively encourage customers to utilize alternative channels such as our online and mobile banking platforms. Our customer service and retail departments remain fully staffed and available to assist customers.

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

●

The Bank is assisting its customers experiencing COVID-19 related hardships by approving payment extensions and waiving or refunding certain banking fees. As of September 30, 2020, the Bank had approved payment extensions on approximately $68.1 million of loans, primarily related to commercial real estate lending relationships. These payment extensions are generally for periods of one to three months, but may extend for up to six months. As of September 30, 2020, approximately $58.1 million of that total had resumed normal monthly payments.

●	The Bank was an active participant in the PPP and disbursed approximately $45.9 million for PPP loans to its customers prior to the program’s close on August 8, 2020.

●

Certain industries are widely expected to be particularly impacted by COVID-19 and efforts to contain it. Those industries include travel, hospitality and entertainment. At September 30, 2020, the Company’s commercial loan exposure to the hotel and restaurant industries was approximately $12.1 million and $5.2 million, respectively, representing approximately 3.3% of the total loan portfolio. Based on the evaluation at September 30, 2020, management believes the allowance for loan losses is adequate to cover estimated losses in the loan portfolio. However, as the pandemic continues, additional losses could be recognized.

Management continues to closely monitor the pandemic and will take additional action to respond to the pandemic as the situation continues to evolve.

Financial Condition

Total assets increased $120.7 million from $827.5 million at December 31, 2019 to $948.2 million at September 30, 2020, an increase of 14.6%.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net loans receivable (excluding loans held for sale) increased $25.6 million from $466.5 million at December 31, 2019 to $492.1 million at September 30, 2020. Commercial business loans and commercial real estate loans increased $34.5 million and $6.6 million, respectively, during the nine months ended September 30, 2020. Residential mortgage loans and construction loans decreased $4.8 million and $2.9 million, respectively, during the same period. The increase in commercial business loans is due to our participation in the PPP, with balances of such loans totaling $45.9 million at September 30, 2020.

Securities available for sale increased $9.5 million from December 31, 2019 to $264.0 million at September 30, 2020. Purchases of $65.5 million of securities classified as available for sale were made during the nine months ended September 30, 2020 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities and CMO’s. Principal payments and maturities of available for sale securities totaled $33.6 million and $26.2 million, respectively, during the nine months ended September 30, 2020. No securities were sold during the nine months ended September 30, 2020.

Cash and cash equivalents increased $82.9 million from December 31, 2019 to $134.2 million at September 30, 2020, primarily due to increases in deposit balances.

Total deposits increased from $722.2 million at December 31, 2019 to $833.4 million at September 30, 2020. Noninterest-bearing demand deposits, interest-bearing demand deposits and savings accounts increased $48.9 million, $37.5 million and $27.5 million, respectively, during the nine months ended September 30, 2020 primarily due to normal balance fluctuations, stimulus funds (including PPP loan funds) and decreased consumer spending.

Total stockholders' equity attributable to the Company increased from $98.8 million at December 31, 2019 to $108.0 million at September 30, 2020, primarily due to a $4.8 million increase in retained net income and a $4.2 million increase in the net unrealized gain on available for sale securities during the nine months ended September 30, 2020. The increase in the net unrealized gain on available for sale securities during the period is primarily due to changes in market interest rates.

Results of Operations

Net income for the nine-month periods ended September 30, 2020 and 2019. Net income attributable to the Company was $7.3 million ($2.17 per diluted share) for the nine months ended September 30, 2020 compared to $7.9 million ($2.37 per diluted share) for the same time period in 2019. The decrease is primarily due to a decrease in net interest income after provision for loan losses partially offset by an increase in noninterest income.

Net income for the three-month periods ended September 30, 2020 and 2019. Net income attributable to the Company was $2.7 million ($0.82 per diluted share) for the three months ended September 30, 2020 compared to $2.9 million ($0.87 per diluted share) for the three months ended September 30, 2019. The decrease in net income for 2020 is primarily due to a decrease in net interest income after provision for loan losses partially offset by an increase in noninterest income.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the nine-month periods ended September 30, 2020 and 2019. Net interest income decreased $1.6 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in the interest rate spread partially offset by an increase in interest-earning assets.

Total interest income decreased $1.8 million for the nine months ended September 30, 2020 compared to the same period in 2019. For the nine months ended September 30, 2020, the average balance of interest-earning assets and their tax-equivalent yield were $822.3 million and 3.68%, respectively. During the same period in 2019, the average balance of those assets was $758.3 million and the tax-equivalent yield was 4.30%. The decrease in the tax-equivalent yield was due to the Federal Open Market Committee (FOMC) lowering rates due to the COVID-19 pandemic and the Bank originating $45.9 million in PPP loans during 2020 at a fixed interest rate of 1.00%. As a result, the tax-equivalent yield on loans decreased from 5.57% for the nine months ended September 30, 2019 to 4.96% for the nine months ended September 30, 2020.

Total interest expense decreased $207,000 for the nine months ended September 30, 2020 compared to the same period in 2019. The average balance of interest-bearing liabilities increased from $566.5 million for 2019 to $601.7 million for 2020. The average rate paid on interest-bearing liabilities decreased from 0.34% to 0.28% when comparing the two periods. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis decreased from 3.96% for the nine months ended September 30, 2019 to 3.40% for the same period in 2020.

Net interest income for the three-month periods ended September 30, 2020 and 2019. Net interest income decreased $848,000 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in the interest rate spread partially offset by an increase in interest-earning assets.

Total interest income decreased $980,000 for the three months ended September 30, 2020 compared to the same period in 2019. For the three months ended September 30, 2020, the average balance of interest-earning assets and their tax-equivalent yield were $871.2 million and 3.40%, respectively. During the same period in 2019, the average balance of those assets was $766.9 million and the tax-equivalent yield was 4.35%. The changes in yields are primarily due the previously mentioned lower market rates and PPP loans. As a result, the tax-equivalent yield on loans decreased from 5.59% to 4.72% when comparing the two periods.

Total interest expense decreased $132,000 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The average balance of interest-bearing liabilities increased from $567.7 million to $625.9 million when comparing the two periods, which was more than offset by a decrease in the average rate paid on those liabilities from 0.35% for the three months ended September 30, 2019 to 0.24% for the same period in 2020. As a result, the tax-equivalent interest rate spread decreased from 4.00% for the three months ended September 30, 2019 to 3.16% for the three months ended September 30, 2020.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $975,000 for the nine-month period ended September 30, 2019 to $1.6 million for the same period in 2020 and increased from $225,000 for the three months ended September 30, 2019 to $400,000 for the three months ended September 30, 2020. During the nine-month period ended September 30, 2020, net loans receivable increased $25.6 million compared to an increase of $34.1 million during the same period in 2019. However, the increase in loans for 2020 is primarily due to PPP loans which are 100% guaranteed by the SBA. The Bank recognized net charge-offs of $233,000 for the nine months ended September 30, 2020 compared to $301,000 during the same period in 2019. The additional provision for 2020 was made primarily to reflect changes to qualitative factors within the Bank’s allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

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

The allowance for loan losses was $6.4 million at September 30, 2020 and $5.1 million at December 31, 2019. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, management continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of the year. At September 30, 2020, nonperforming loans totaled $2.2 million compared to $1.8 million at December 31, 2019. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $13,000 at December 31, 2019. These loans were accruing interest because the estimated value of the collateral and collection efforts were deemed sufficient to ensure full recovery. There were no loans 90 days or more past due and still accruing interest at September 30, 2020. At September 30, 2020 and December 31, 2019, nonaccrual loans totaled $2.2 million and $1.8 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the nine-month periods ended September 30, 2020 and 2019. Noninterest income for the nine months ended September 30, 2020 increased $1.3 million compared to the nine months ended September 30, 2019. The increase was primarily due to increases in gains on loans sold and ATM and debit card fees of $1.3 million and $461,000, respectively, partially offset by a $245,000 decrease in service charges on deposit accounts when comparing the two periods. The $1.3 million increase in gains on loans sold includes a $214,000 gain on the sale of the Bank’s credit card portfolio. In addition, the nine months ended September 30, 2020 included a $126,000 unrealized loss on equity securities compared to a $108,000 unrealized gain on equity securities during the same period in 2019.

Noninterest income for the three-month periods ended September 30, 2020 and 2019. Noninterest income for the quarter ended September 30, 2020 increased $783,000 as compared to the quarter ended September 30, 2019. The third quarter of 2020 included $980,000 in gains on the sale of loans compared to $353,000 during the same period in 2019. Included in the gains on loans sold during the third quarter of 2020 was the previously mentioned $214,000 gain on the sale of the Bank’s $1.5 million credit card portfolio. ATM and debit card fees also increased $196,000, when comparing the two periods. This was partially offset by a $96,000 decrease in service charges on deposit accounts.

Noninterest expense for the nine-month periods ended September 30, 2020 and 2019. Noninterest expenses increased $67,000 for the nine months ended September 30, 2020 as compared to the same period in 2019. Compensation and benefit expense increased $758,000 when comparing the two periods, primarily due to increased incentive compensation related to gains on the sale of loans. This was partially offset by decreases in net loss on foreclosed real estate, data processing expense and advertising expense of $292,000, $246,000 and $127,000, respectively.

Noninterest expense for the three-month periods ended September 30, 2020 and 2019. Noninterest expense increased $53,000 for the quarter ended September 30, 2020 as compared to the same period in 2019. Compensation and benefits expense increased $134,000 when comparing the two periods. This was partially offset by data processing expense which decreased $90,000 when comparing the two periods.

Income tax expense. Income tax expense for the nine-month period ended September 30, 2020 was $1.2 million, for an effective tax rate of 14.2%, compared to $1.5 million, for an effective tax rate of 16.3%, for the same period in 2019. For the three-month period ended September 30, 2020, income tax expense and the effective tax rate were $413,000 and 13.1%, respectively, compared to $537,000 and 15.5%, respectively, for the same period in 2019. The decrease in the effective tax rate is primarily due to a decrease in taxable interest income and an increase in nontaxable income in 2020.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2020, the Bank had cash and cash equivalents of $132.8 million and securities available-for-sale with a fair value of $264.0 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $3.0 million at September 30, 2020.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of September 30, 2020 and its CBLR was 9.53% as of that date. At September 30, 2020, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2020 and December 31, 2019 financial information:

	At September 30, 2020		At December 31, 2019
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,843	7.10%	$3,438	11.59%
200bp	2,239	8.62	2,392	8.07
100bp	1,121	4.32	1,289	4.35
Static	-	-	-	-
(100)bp	(615)	(2.37)	(1,562)	(5.27)

At September 30, 2020 and December 31, 2019, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the nine months ended September 30, 2020, the Company updated discount rates and betas on loans and deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2020 and December 31, 2019 financial information:

	At September 30, 2020
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

The previous tables indicate that at September 30, 2020 and December 31, 2019 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the nine months ended September 30, 2020, the Company updated discount rates and betas on loans and deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.     Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company made the following update in its Form 10-Q for the quarter ended March 31, 2020, which has been further updated below for information as of September 30, 2020.

The COVID-19 pandemic could adversely affect the business and results of operations of the Company, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic (including the possibility of resurgence of COVID-19 after initial abatement) and actions taken by governmental authorities to the pandemic.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. Due to the COVID-19 pandemic, market interest rates have declined significantly, as the Federal Open Market Committee reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%. Also in response to COVID-19, many state and local governments have instituted emergency restrictions that have substantially limited the activities of individuals and the operations of businesses and industries.

COVID-19 has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and severe effects on national and local economies. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.

At this time, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities. As a result, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of our venders. Additionally, customers that are increasingly forced to work remotely and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes. Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, impairment of our goodwill and other financial assets, diminished access to capital markets and other funding sources,

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

(1A – continued)

reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms. Further, although the Federal Reserve's monetary policies to date have been accommodative and may benefit us to some degree by supporting economic activity of our customers, sudden shifts in the Federal Reserve's policies may impact our ability to grow and/or effectively manage interest-rate risk. While we continue to anticipate that our capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions or prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements.

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

As a participating lender in the Small Business Administration’s Paycheck Protection Program (the “PPP”), the Company may be exposed to credit losses as well as litigation and compliance risk.

The Company is an active participant in the PPP and as of September 30, 2020 has processed and approved loan applications representing $45.9 million in funding to new and existing clients. The Company’s participation in the PPP, and participation in any other relief programs now or in the future, exposes the Company to credit, compliance, litigation and other risks.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, the Company has a greater risk of holding the PPP loans at unfavorable interest rates. In addition, since the passing of the CARES Act, there is continued ambiguity in the laws, rules, and guidance regarding the operation, application and forgiveness procedures, which exposes the Company to risks relating to noncompliance with the PPP. There is further risk that the SBA could conclude there is a deficiency in the manner in which the Company originated, funded, serviced, or processed PPP loans, which may or may not be related to the ambiguity in the CARES Act and subsequent rules and guidance promulgated by the SBA and the U.S. Department of the Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under its guaranty, reduce the amount of the guaranty, or, if the SBA has already made payment under the guaranty, seek recovery of any loss related to such deficiency.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

(1A – continued)

Since the opening of the PPP, banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the program. The Company may be exposed to the risk of litigation: (1) from both customers and non-customers that have approached the Company in connection with PPP loans and its policies and procedures used in processing applications for the program; and (2) from agents of the PPP borrowers claiming they are entitled to a portion of the Company’s loan processing fees as a result of their assisting borrowers with their PPP loan applications. If any such litigation is filed against the Company and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were 1,911 shares purchased under the stock repurchase program at an average price of $70.09 per share during the quarter ended September 30, 2020. The maximum number of shares that may yet be purchased under the plan is 139,228.

Item 3.     Defaults upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.		Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)
	3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer
	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 9, 2020	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated November 9, 2020	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer