Form 10-K
period 2020-12-31
FIRST CAPITAL INC
filed 2021-03-15
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $225.3 million, based upon the closing price of $69.47 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2020.

The number of shares outstanding of the registrant’s common stock as of February 26, 2021 was 3,375,082.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

i

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. First Capital, Inc. also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission (“SEC”). In addition, First Capital, Inc.’s senior management may make forward-looking statements orally to investors and others. These statements are not historical facts, rather statements based on First Capital, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “could,” “should,” “will” “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, market, economic, operational, liquidity, credit and interest rate risks associated with the Company’s business (including developments and volatility arising from the COVID-19 pandemic),general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of First Capital, Inc. to execute its business plan; First Capital, Inc.’s ability to control costs and expenses; competitive products and pricing; deposit flows; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in First Capital, Inc.’s filings with the SEC. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by First Capital, Inc. or on its behalf. Any forward-looking statements made by or on behalf of First Capital, Inc. speak only as of the date they are made, and except to the extent required by applicable law First Capital, Inc. does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. The reader should, however, consult any further disclosures of a forward-looking nature First Capital, Inc. may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

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

Availability of Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s Internet website, www.firstharrison.com, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC. The contents of the Company’s website shall not be incorporated by reference into this Form 10-K or into any reports the Company files with or furnishes to the Securities and Exchange Commission.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 signed into law on December 27, 2020 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2020.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and are 100% guaranteed by the SBA. PPP loans originated prior to June 5, 2020 have a term of two years, while PPP loans originated on or after June 5, 2020 have a term of five years. In accordance with the Paycheck Protection Flexibility Act of 2020, payments on PPP loans are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The SBA paid the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The Bank originated PPP loans totaling approximately $45.9 million, of which $44.8 million were under the original two year term. At December 31, 2020, the remaining balance of PPP loans totaled $37.3 million. Participation in the PPP will likely have a positive impact on the Company’s financial position and results of operations as this fee income is recognized over the term of the PPP loans. At December 31, 2020, net deferred loan fees related to PPP loans totaled $842,000, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

The Consolidated Appropriations Act of 2021 included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which renewed the PPP by allocating additional funds for both new first time PPP borrowers and “second round” PPP loans for qualifying existing PPP borrowers. The Bank is actively pursuing additional PPP loans under the program, which currently is extended through March 31, 2021.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$131,217	24.95%	$131,959	26.74%	$136,445	29.41%	$136,399	31.20%	$137,842	34.23%
Land	17,328	3.29%	19,185	3.89%	22,607	4.88%	18,198	4.16%	13,895	3.45%
Commercial real estate	135,114	25.70%	121,563	24.63%	107,445	23.16%	100,133	22.90%	96,462	23.95%
Residential construction (2)	39,160	7.45%	35,554	7.20%	31,459	6.78%	28,854	6.60%	29,561	7.34%
Commercial real estate construction	4,988	0.95%	20,086	4.07%	20,591	4.44%	17,161	3.92%	8,921	2.22%
Total mortgage loans	327,807	62.34%	328,347	66.53%	318,547	68.67%	300,745	68.78%	286,681	71.19%

Consumer Loans:
Home equity and second mortgage loans	52,001	9.89%	54,677	11.08%	51,731	11.15%	49,802	11.39%	42,908	10.65%
Automobile loans	43,770	8.32%	46,443	9.41%	42,124	9.08%	38,361	8.77%	34,279	8.51%
Loans secured by savings accounts	1,083	0.21%	1,372	0.28%	1,399	0.30%	1,751	0.40%	1,879	0.47%
Unsecured loans	2,766	0.53%	3,653	0.74%	3,638	0.79%	3,744	0.87%	3,912	0.97%
Other (3)	16,117	3.06%	13,700	2.78%	10,169	2.19%	8,714	1.99%	9,025	2.24%
Total consumer loans	115,737	22.01%	119,845	24.29%	109,061	23.51%	102,372	23.42%	92,003	22.84%

Commercial business loans	82,274	15.65%	45,307	9.18%	36,297	7.82%	34,114	7.80%	24,056	5.97%
Total gross loans	525,818	100.00%	493,499	100.00%	463,905	100.00%	437,231	100.00%	402,740	100.00%
Less:
Due to borrowers on loans in process	19,179		23,081		26,675		25,020		19,037
Deferred loan fees net of direct costs	(317)		(1,137)		(1,095)		(1,041)		(837)
Allowance for loan losses	6,625		5,061		4,065		3,634		3,386
Total loans, net	$500,331		$466,494		$434,260		$409,618		$381,154

_________________________

(1)  Includes conventional one- to four- family and multi-family residential loans.

(2)  Includes construction loans for which the Bank has commited to provide permanent financing.

(3)  Includes loans secured by lawn and farm equipment, mobile homes, and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $37.3 million, or 28.4% of the residential loan portfolio at December 31, 2020. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2020, the Bank originated and funded $143.9 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2020, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $6.7 million and outstanding balances of $1.7 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Commercial Business Loans. Commercial business loans are generally secured by inventory, accounts receivable, and business equipment such as trucks and tractors. Many commercial business loans also have real estate as collateral. The Bank generally requires a personal guaranty of payment by the principals of a corporate borrower, and reviews the personal financial statements and income tax returns of the guarantors. Commercial business loans are generally originated with loan-to-value ratios not exceeding 75%. Commercial business loans at December 31, 2020 also included $37.3 million in PPP loans that are 100% guaranteed by the SBA.

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $43.2 million at December 31, 2020, of which $17.5 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2020 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

		After	After	After	After
		One Year	3 Years	5 Years	10 Years
	Within	Through	Through	Through	Through	After
	One Year	3 Years	5 Years	10 Years	15 Years	15 Years	Total
	(In thousands)
Mortgage loans:
Residential	$14,034	$20,832	$16,676	$30,080	$23,073	$26,522	$131,217
Commercial real estate and land loans (1)	18,619	20,487	21,591	56,186	25,631	14,916	157,430
Residential construction (2)	39,160	-	-	-	-	-	39,160
Consumer loans	21,829	32,134	13,472	8,225	2,252	37,825	115,737
Commercial business	26,919	39,569	5,874	6,021	2,431	1,460	82,274
Total gross loans	$120,561	$113,022	$57,613	$100,512	$53,387	$80,723	$525,818

_________________________

(1) Includes commercial real estate construction loans.

The following table sets forth the dollar amount of all loans due after December 31, 2021, which have fixed interest rates and floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates
	(In thousands)
Mortgage loans:
Residential	$33,487	$83,696
Commercial real estate and land loans	32,391	106,420
Residential construction	-	-
Consumer loans	40,222	53,686
Commercial business	50,078	5,277
Total gross loans	$156,178	$249,079

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $11.3 million at December 31, 2020.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2020, the Bank had outstanding letters of credit of $346,000.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $317,000 of net deferred loan costs at December 31, 2020.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2020, the Bank had commitments to originate $3.9 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. However, at December 31, 2020, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Residential real estate (1)	$1,154	$1,544	$2,290	$2,298	$1,634
Commercial real estate (2)	252	115	523	139	924
Commercial business	-	58	207	42	142
Consumer	-	48	35	57	246
Total	1,406	1,765	3,055	2,536	2,946

Accruing loans past due 90 days or more:
Residential real estate (1)	-	13	-	109	55
Commercial real estate (2)	59	-	-	95	-
Commercial business	-	-	-	59	-
Consumer	-	-	2	28	23
Total	59	13	2	291	78
Total nonperforming loans	1,465	1,778	3,057	2,827	3,024

Foreclosed real estate, net	-	170	3,142	3,971	4,674

Total nonperforming assets	$1,465	$1,948	$6,199	$6,798	$7,698

Total nonperforming loans to net loans	0.29%	0.38%	0.70%	0.69%	0.79%

Total nonperfoming loans to total assets	0.14%	0.21%	0.38%	0.37%	0.41%

Total nonperforming assets to total assets	0.14%	0.24%	0.78%	0.90%	1.04%

_________________________

(1)  Includes residential construction loans.

(2)  Includes commercial real estate construction and land loans.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2020. The Bank would have recorded interest income of $104,000 for the year ended December 31, 2020 had nonaccrual loans been current in accordance with their original terms.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank generally does not forgive principal or interest on restructured loans. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2020, TDRs totaled $1.7 million with no related allowance for loan losses on TDRs. There were no TDRs on nonaccrual status at December 31, 2020. TDRs performing according to their restructured terms and on accrual status totaled $1.7 million at December 31, 2020. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding TDRs.

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

At December 31, 2020, the Bank had $1.4 million in doubtful/nonaccrual loans and $2.5 million in substandard loans. In addition, the Bank identified $2.9 million in loans as special mention loans at December 31, 2020.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2020, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2020, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 10% to 66%, with a weighted average of 27%.

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

At December 31, 2020, 2019 and 2018, the aggregate amounts of the Bank’s classified assets were as follows:

	At December 31,
	2020	2019	2018
	(In thousands)

Classified assets according to regulatory classification:
Loss	$-	$-	$-
Doubtful/Nonaccrual	1,406	1,765	3,126
Substandard	2,516	3,164	2,569
Special mention	2,898	2,209	2,510

Loans classified as impaired in accordance with accounting standards included in the above regulatory classifications and the related allowance for loan losses are summarized below at the dates indicated:

	At December 31,
	2020	2019	2018
	(In thousands)

Impaired loans with related allowance	$-	$189	$252
Impaired loans with no allowance	3,168	2,558	3,533

Total impaired loans	$3,168	$2,747	$3,785

Allowance for loan losses:
Related to impaired loans	$-	$16	$48
Related to other loans	6,625	5,045	4,017

See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding impaired loans and the related allowance for loan losses.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense as a component of net loss on foreclosed real estate. At December 31, 2020, the Bank had no foreclosed real estate. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

The loan portfolio is reviewed quarterly by management to evaluate the adequacy of the allowance for loan losses to determine the amount of any adjustment required after considering the loan charge-offs and recoveries for the quarter. Management applies a systematic methodology that incorporates its current judgments about the credit quality of the loan portfolio. In addition, the IDFI and FDIC, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make additional provisions for estimated losses based on its judgments about information available to it at the time of its examination.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2020, the Company had no specific allowances.

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

During the year ended December 31, 2020, the Company adjusted the qualitative factors due to economic uncertainties related to the ongoing COVID-19 pandemic. At December 31, 2020, there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio. As a result, management has increased the allowance qualitative factor adjustments for each portfolio segment while considering the potential length of the pandemic, continued elevated unemployment rates, the impact of further state and local restrictions, the impact of government stimulus activities and the timeline for economic recovery.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At December 31, 2020, the Company's allowance for loan losses totaled $6.6 million, of which $6.0 million related to qualitative factor adjustments. At December 31, 2019, the Company's allowance for loan losses totaled $5.1 million, of which $3.9 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at December 31, 2020 and 2019.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)

Allowance at beginning of period	$5,061	$4,065	$3,634	$3,386	$3,415
Provision for loan losses	1,801	1,425	1,168	915	645
	6,862	5,490	4,802	4,301	4,060

Recoveries:
Residential real estate	51	117	9	33	58
Commercial real estate and land	-	1	75	79	54
Commercial business	-	4	1	7	14
Consumer	223	215	205	150	118
Total recoveries	274	337	290	269	244

Charge-offs:
Residential real estate	72	194	258	74	118
Commercial real estate and land	-	-	-	3	91
Commercial business	32	-	51	140	264
Consumer	407	572	718	719	445
Total charge-offs	511	766	1,027	936	918
Net (charge-offs) recoveries	(237)	(429)	(737)	(667)	(674)
Balance at end of period	$6,625	$5,061	$4,065	$3,634	$3,386

Ratio of allowance to total loans outstanding at the end of the period	1.31%	1.08%	0.93%	0.88%	0.88%

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	0.05%	0.09%	0.17%	0.17%	0.18%

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential real estate (1)	$1,531	32.40%	$1,100	33.94%	$850	36.19%	$401	37.80%	$446	41.57%
Commercial real estate and land loans (2)	2,567	29.94%	1,903	32.59%	1,630	32.48%	1,818	30.98%	1,740	29.62%
Commercial business	843	15.65%	595	9.18%	459	7.82%	291	7.80%	198	5.97%
Consumer	1,684	22.01%	1,463	24.29%	1,126	23.51%	1,124	23.42%	1,002	22.84%
Total allowance for loan losses	$6,625	100.00%	$5,061	100.00%	$4,065	100.00%	$3,634	100.00%	$3,386	100.00%

_________________________

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. As of December 31, 2020, all of the Bank’s mortgage-backed securities had fixed rates.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2020				2019				2018
				Weighted				Weighted				Weighted
	Fair	Amortized	Percent of	Average	Fair	Amortized	Percent of	Average	Fair	Amortized	Percent of	Average
	Value	Cost	Portfolio	Yield (1)	Value	Cost	Portfolio	Yield (1)	Value	Cost	Portfolio	Yield (1)
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
Debt securities:
U.S. Agency:
Due in one year or less	$19,101	$19,000	6.92%	1.49%	$20,628	$20,650	8.20%	1.33%	$25,628	$25,755	9.66%	1.25%
Due after one year through five years	62,430	61,359	22.33%	1.10%	43,928	43,512	17.28%	2.03%	48,876	49,706	18.66%	1.63%
Due after five years through ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after ten year through fifteen years	-	-	0.00%	0.00%	-	-	0.00%	0.00%	-	-	0.00%	0.00%

Mortgage-backed securities and CMOs (2)	82,389	80,839	29.43%	1.32%	112,582	113,051	44.89%	1.90%	124,249	127,968	48.02%	2.11%

Municipal:
Due in one year or less	1,602	1,593	0.58%	2.46%	1,325	1,322	0.52%	2.78%	2,450	2,499	0.94%	3.09%
Due after one year through five years	7,680	7,417	2.70%	3.22%	7,548	7,396	2.94%	3.24%	8,609	8,613	3.23%	3.00%
Due after five years through ten years	39,864	37,626	13.70%	2.72%	30,750	29,551	11.74%	3.17%	33,890	34,062	12.78%	2.98%
Due after ten years	70,436	66,875	24.34%	2.99%	37,801	36,337	14.43%	3.57%	18,139	17,884	6.71%	3.82%

	$283,502	$274,709	100.00%		$254,562	$251,819	100.00%		$261,841	$266,487	100.00%

_________________________

(1)  Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 21% .  Weighted average yields are calculated using average prepayment rates for the most recent three-month period.

(2)  The expected maturities of mortgage-backed securities and CMOs may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

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

The following table presents the maturity distribution of time deposits of $100,000 or more as of December 31, 2020.

Maturity Period	Balance
(In thousands)

Three months or less	$2,546
Three through six months	5,357
Six through twelve months	5,458
Over twelve months	11,342
Total	$24,703

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2020			2019			2018
		Percent			Percent			Percent
		of	Increase		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total	(Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$225,608	25.05%	$79,511	$146,097	20.23%	$2,848	$143,249	20.42%	$13,421
NOW accounts	323,164	35.89%	56,553	266,611	36.92%	13,102	253,509	36.13%	20,384
Savings accounts	215,802	23.97%	36,679	179,123	24.80%	3,897	175,226	24.97%	6,838
Money market accounts	71,317	7.92%	9,969	61,348	8.50%	657	60,691	8.65%	1,116
Fixed rate time deposits which mature:
Within one year	34,219	3.79%	358	33,861	4.69%	5,540	28,321	4.04%	(12,300)
After one year, but within three years	21,497	2.39%	(2,367)	23,864	3.30%	(5,170)	29,034	4.14%	9,791
After three years, but within five years	8,700	0.97%	(2,431)	11,131	1.54%	(338)	11,469	1.63%	(2,186)
After five years	-	0.00%	-	-	0.00%	-	-	0.00%	-
Club accounts	154	0.02%	12	142	0.02%	(5)	147	0.02%	20
Total	$900,461	100.00%	$178,284	$722,177	100.00%	$20,531	$701,646	100.00%	$37,084

The following table sets forth the amount and maturities of time deposits by rates at December 31, 2020.

	Amount Due
	Less Than	1 - 3	3 - 5	After 5		Percent
	One Year	Years	Years	Years	Total	of Total
	(Dollars in thousands)
0.00 - 0.99%	$24,611	$12,849	$2,641	$-	$40,101	62.25%
1.00 - 1.99%	8,850	5,414	2,569	-	16,833	26.13%
2.00 - 2.99%	758	3,234	3,358	-	7,350	11.41%
3.00 - 3.99%	-	-	132	-	132	0.21%
4.00 - 4.99%	-	-	-	-	-	0.00%
5.00 - 5.99%	-	-	-	-	-	0.00%
6.00 - 6.99%	-	-	-	-	-	0.00%
	$34,219	$21,497	$8,700	$-	$64,416	100.00%

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

The following table sets forth certain information regarding the Bank’s use of FHLB advances.

	At and For the
	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Maximum balance at any month end	$-	$-	$7,000
Average balance	-	-	1,178
Period end balance	-	-	-

Weighted average interest rate:
At end of period	0.00%	0.00%	0.00%
During the period	0.00%	0.00%	1.78%

The Bank also has an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2020, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2020.

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

Personnel

As of December 31, 2020, the Bank had 182 full-time employees and 32 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Basel III Capital Rules, among other things:

●	introduce a new capital measure called “Common Equity Tier 1” (“CET1”);
●	specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements;
●	define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and
●	expand the scope of the deductions/adjustments as compared to existing regulations.

The new rules were fully phased in as of January 1, 2019 and the Basel III Capital Rules now require the Company and the Bank to maintain:

●

a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of 7%);

●

a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%);

●

a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and

●

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes from the former capital rules impacting the Company’s determination of risk-weighted assets include, among other things:

●	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
●	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;
●	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and
●

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

The Dodd-Frank Act.  On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, some of which are described in more detail below.  The scope and impact of many of the Dodd-Frank Act provisions were determined and issued over time. Because full implementation of the Dodd-Frank Act will occur over several years and there have been related acts that have lessened its impact, as explained below, it is difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), is comprehensive anti‑terrorism legislation. Title III of the Patriot Act requires financial institutions, including the Bank, to help prevent and detect international money laundering and the financing of terrorism and prosecute those involved in such activities. The United States Department of the Treasury (“Treasury”) has adopted additional requirements to further implement Title III.

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

The Bank has established an anti‑money laundering program pursuant to the BSA and a customer identification program pursuant to the Patriot Act. The Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. The Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2020 and, as of that date, its CBLR was 9.37%, meeting all capital adequacy requirements in effect at that date.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2020 of $1.9 million.

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

Federal Reserve System

Previously, the FRB regulations required banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2020: a 3% reserve ratio is assessed on net transaction accounts up to and including $127.5 million; a 10% reserve ratio is applied above $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. However, effective March 26, 2020, the FRB Board set reserve requirement ratios to 0.0%. In October 2008, the FRB began paying interest on certain reserve balances.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

On March 12, 2020, the SEC finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020. Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year. The Company met this expanded category of smaller reporting company based on the 2019 fiscal year and is no longer considered an accelerated filer. If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer”. The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required if a company is not an accelerated or large accelerated filer. Therefore, the Company’s independent registered public accounting firm was not required to attest on internal control over financial reporting as of December 31, 2020.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the years ended December 31, 2017 and 2018, Indiana imposed a 6.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate was reduced to 6.25% for the tax year ended December 31, 2019 and 6.00% for the tax year ended December 31, 2020. The Indiana franchise tax rate will then be reduced to 5.50%, 5.00% and 4.90% for the Company’s tax years ending December 31, 2021, 2022 and 2023, respectively, and will remain 4.90% thereafter. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

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

ITEM 1A.         RISK FACTORS

Risks Related to COVID-19

The pandemic has impacted our business and that of many customers. The ultimate impact is uncertain and will depend on future action largely outside of our control.

The COVID-19 pandemic has adversely impacted business and financial results for the Company and many of our customers. The ultimate outcome and duration will be heavily impacted by actions taken by governmental authorities. Previous steps taken include quarantines, travel bans, closing businesses and schools, fiscal and monetary stimulus and legislation intended to give financial aid and other relief. The pandemic and these steps have disrupted economic activity and increased uncertainty. A prolonged recovery period could result in additional economic stress or recession which could increase many of the risk factors identified below.

Business interruption and increased unemployment due to the pandemic impacts credit risk for the Company as customers may experience cash flow interruptions which affect the ability to make scheduled loan payments. Collateral values may be negatively impacted due to increased property vacancy rates which could affect our ability to liquidate real estate collateral securing real estate loans and maintain loan origination volume. Regulatory changes designed to protect borrowers may delay in our taking certain remediation actions, such as foreclosure. The Bank has assisted customers experiencing COVID-19 related hardships by approving payment extensions and waiving or refunding certain banking fees. At December 31, 2020, the Bank had approved payment extensions on approximately $68.1 million of loans, primarily related to commercial real estate lending relationships. These payment extensions are generally for up to three months, but may extend for up to six months. At December 31, 2020, $65.3 million of those loans remain outstanding and $65.1 million have resumed payments. Furthermore, hotel and restaurant operators have been especially impacted by the pandemic and credits with those operators are being closely monitored. At December 31, 2020, hotel and restaurant loans totaled $12.1 million and $4.8 million, respectively. All except one credit totaling $164,000 is current as of that date.

Operational risk has also been enhanced due to the pandemic. The Company faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of our venders. Restrictions on our staff’s access to our facilities could limit our ability to serve our customers and effect operations. We have modified our operations with a portion of our staff working remotely from their homes in order to support continued operations. Additionally, customers are increasingly forced to work remotely. Those working from home may not have appropriately secured remote secured remote networks and may be more vulnerable to cyber-attacks or phishing schemes.

The COVID-19 pandemic has also impacted interest rate risk as market rate volatility has increased. The Federal Reserve lowered the target range for federal funds rate to a range from 0% to 0.25% during 2020 as a result of the pandemic. Although the Federal Reserve's monetary policies to date have been accommodative and may benefit us to some degree by supporting economic activity of our customers, sudden shifts in the Federal Reserve's policies may impact our ability to grow and/or effectively manage interest-rate risk. While we continue to anticipate that our capital and liquidity positions will be sufficient, sustained adverse effects may impair these positions or prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements.

Risks Related To Our Business.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2020, $226.5 million, or 43.1% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2020, the Bank’s commercial business loan portfolio amounted to $82.3 million, or 15.7% of total loans. Excluding PPP loans, which are 100% guaranteed by the SBA, the Bank’s commercial business loan portfolio amounted to $45.0 million, or 8.6% of total loans, at December 31, 2020. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2020, the Bank’s commercial real estate loan portfolio amounted to $135.1 million, or 25.7% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

Decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.

The Bank regularly originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. We recognized gains on the sale of loans of $2.7 million for the year ended December 31, 2020. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

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

The COVID-19 pandemic had a substantial effect on economic conditions in 2020. As previously discussed, there can be no assurance on the economic recovery, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

●	There could be an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally.

●	There could be an increase in write-downs of asset values by financial institutions, such as the Bank.

●

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

●	Our ability to assess the creditworthiness of customers could be impaired if the models and approaches it uses to select, manage, and underwrite credits become less predictive of future performance.

●

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments. This process includes analysis of economic conditions and the impact of these economic conditions on borrowers’ ability to repay their loans. The process could no longer be capable of accurate estimation and may, in turn, impact its reliability.

●	The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the Deposit Insurance Fund.

●

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

General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock. In addition, the following factors may cause the market price for shares of the Company’s common stock to fluctuate:

●	announcements of developments related to the Company’s business;

●	fluctuations in the Company’s results of operations;

●	sales or purchases of substantial amounts of the Company’s securities in the marketplace;

●	general conditions in the Company’s banking niche or the worldwide economy;

●	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;

●	changes in analysts’ recommendations or projections; and

●	the Company’s announcement of new acquisitions or other projects.

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

General Risk Factors

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2020.

				Approximate
	Year	Net Book	Owned/	Square
Location	Opened	Value (1)	Leased	Footage
	(Dollars in thousands)

Main Office:
220 Federal Drive, NW
Corydon, Indiana 47112	1997	$1,392	Owned	12,000

Branch Offices:
391 Old Capital Plaza, NE
Corydon, Indiana 47112	1997	84	Leased (2)	425

8095 State Highway 135, NW
New Salisbury, Indiana 47161	1999	429	Owned	3,500

710 Main Street
Palmyra, Indiana 47164	1991	715	Owned	6,000

9849 Highway 150
Greenville, Indiana 47124	1986	206	Owned	2,484

5100 State Road 64
Georgetown, Indiana 47122	2008	1,064	Owned	4,988

4303 Charlestown Crossing
New Albany, Indiana 47150	1999	641	Owned	3,500

3131 Grant Line Road
New Albany, Indiana 47150	2003	1,280	Owned	12,200

5609 Williamsburg Station Road
Floyds Knobs, Indiana 47119	2003	531	Owned	4,160

2744 Allison Lane
Jeffersonville, Indiana 47130	2003	1,001	Owned	4,090

1312 S. Jackson Street
Salem, Indiana 47167	2007	722	Owned	3,400

2420 Barron Avenue, NW
Lanesville, Indiana 47136	2010	665	Owned	1,450

7735 Highway 62
Charlestown, Indiana 47111	2017	1,524	Owned	2,500

1612 Highway 44 East
Shepherdsville, Kentucky 40165	1980	2,544	Owned	11,892

130 S. Buckman Street
Shepherdsville, Kentucky 40165	1962	282	Owned	3,840

550 John Harper Highway
Shepherdsville, Kentucky 40165	1999	1,619	Owned	6,648

100 S. Bardstown Road
Mount Washington, Kentucky 40047	1991	1,097	Owned	5,169

140 S. Poplar Street
Lebanon Junction, Kentucky 40150	1973	154	Owned	2,795

_________________________

(1)     Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.

(2)     Lease expires in April 2025.

ITEM 3.         LEGAL PROCEEDINGS

At December 31, 2020, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2020, the Company had 980 stockholders of record and 3,375,760 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2020 and 2019 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period
2020:
First Quarter	$75.79	$42.72	$0.24	$59.90
Second Quarter	81.71	45.50	0.24	69.47
Third Quarter	71.07	51.04	0.24	56.05
Fourth Quarter	70.65	53.01	0.24	60.56

2019:
First Quarter	$54.36	$38.00	$0.23	$51.50
Second Quarter	53.72	46.44	0.24	50.54
Third Quarter	60.93	50.71	0.24	57.83
Fourth Quarter	75.28	56.70	0.24	73.00

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock, and we intend to continue paying dividends. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2020. The maximum number of shares that may yet be purchased under the plan is 139,228.

Equity Compensation Plan Information as of December 31, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	N/A	161,900
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	161,900

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 6.         SELECTED FINANCIAL DATA

         The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,

	2020	2019	2018	2017	2016
	(In thousands)

Total assets	$1,017,551	$827,496	$794,162	$758,956	$743,658
Cash and cash equivalents (1)	175,888	51,360	41,112	25,915	45,909
Securities available for sale	283,502	254,562	261,841	271,172	255,770
Interest-bearing time deposits	6,396	6,490	7,710	9,258	14,735
Net loans	500,331	466,494	434,260	409,618	381,154
Deposits	900,461	722,177	701,646	664,562	664,650
Advances from Federal Home Loan Bank	-	-	-	10,000	-
Stockholders' equity, net of noncontrolling interest in subsidiary	110,639	98,836	85,844	80,938	75,730

	For the Year Ended
OPERATING DATA:	December 31,

	2020	2019	2018	2017	2016
	(In thousands)

Interest income	$29,647	$32,054	$28,886	$26,422	$25,094
Interest expense	1,561	1,960	1,611	1,392	1,763
Net interest income	28,086	30,094	27,275	25,030	23,331
Provision for loan losses	1,801	1,425	1,168	915	645
Net interest income after provision for loan losses	26,285	28,669	26,107	24,115	22,686
Noninterest income	8,599	6,926	6,168	6,698	6,169
Noninterest expense	23,048	23,270	21,615	20,258	19,455
Income before income taxes	11,836	12,325	10,660	10,555	9,400
Income tax expense	1,692	1,987	1,394	3,103	2,523
Net Income	10,144	10,338	9,266	7,452	6,877
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income Attributable to First Capital Inc.	$10,131	$10,325	$9,253	$7,439	$6,864

PER SHARE DATA (2):
Net income - basic	$3.03	$3.10	$2.78	$2.24	$2.05
Net income - diluted	3.02	3.09	2.77	2.23	2.05
Dividends	0.96	0.95	0.92	0.86	0.84

_________________________

(1)  Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.

(2)  Per share data excludes net income attributable to noncontrolling interests.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2020	2019	2018	2017	2016
Performance Ratios:

Return on assets (1)	1.12%	1.26%	1.19%	0.99%	0.94%
Return on average equity (2)	9.64%	11.13%	11.46%	9.37%	8.90%
Dividend payout ratio (3)	31.68%	30.65%	33.09%	38.39%	40.98%
Average equity to average assets	11.57%	11.36%	10.37%	10.51%	10.51%
Interest rate spread (4)	3.32%	3.93%	3.72%	3.58%	3.43%
Net interest margin (5)	3.39%	4.02%	3.79%	3.64%	3.50%
Non-interest expense to average assets	2.54%	2.85%	2.77%	2.68%	2.65%
Average interest earning assets to average interest bearing liabilities	137.42%	134.04%	132.29%	130.83%	128.98%

Regulatory Capital Ratios (Bank only):

Community Bank Leverage Ratio (6)	9.37%	10.01%	9.57%	9.67%	9.30%
Tier 1 risk-based capital ratio	N/A	14.03%	13.87%	13.80%	14.28%
Common equity tier 1 capital ratio	N/A	14.03%	13.87%	13.80%	14.28%
Total risk-based capital ratio	N/A	14.90%	14.62%	14.49%	14.98%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	0.29%	0.38%	0.70%	0.69%	0.79%
Nonperforming assets as a percent of total assets (8)	0.14%	0.24%	0.78%	0.90%	1.04%
Allowance for loan losses as a percent of gross loans receivable	1.31%	1.08%	0.93%	0.88%	0.88%

_________________________

(1)  Net income attributable to First Capital, Inc. divided by average assets.

(2)  Net income attributable to First Capital, Inc. divided by average equity.

(3)  Common stock dividends declared per share divided by net income per share.

(4)  Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal rate of 21% since 2018 and 34% for prior years.

(5)  Net interest income as a percentage of average interest-earning assets.

(6)  Effective March 31, 2020, the Bank opted in to the Community Bank Leverage Ratio (CBLR) framework.  As such, the other regulatory ratios are no longer provided.

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Indicators include the following:

●

Net income and earnings per share – Net income attributable to the Company was $10.1 million, or $3.02 per diluted share for 2020 compared to $10.3 million, or $3.09 per diluted share for 2019 and $9.3 million, or $2.77 per diluted share for 2018.

●

Return on average assets and return on average equity – Return on average assets for 2020 was 1.12% compared to 1.26% for 2019 and 1.19% for 2018, and return on average equity for 2020 was 9.64% compared to 11.13% for 2019 and 11.46% for 2018.

●

Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 62.8% for 2020 compared to 62.9% for 2019 and 64.6% for 2018.

●

Asset quality – Net loan charge-offs decreased from $737,000 for 2018 and $429,000 for 2019 to $237,000 for 2020, and the ratio of net charge-offs to average loans outstanding decreased from 0.17% for 2018 and 0.09% for 2019 to 0.05% for 2020. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $1.9 million, or 0.24% of total assets, at December 31, 2019 to $1.5 million, or 0.14% of total assets, at December 31, 2020. The allowance for loan losses was 1.31% of total outstanding loans and 452.2% of nonperforming loans at December 31, 2020 compared to 1.08% of total outstanding loans and 284.6% of nonperforming loans at December 31, 2019.

●

Shareholder return – Total annual shareholder return, including the decrease in the Company’s stock price from $73.00 at December 31, 2019 to $60.56 at December 31, 2020 and dividends of $0.96 per share, was -15.7% for 2020 compared to 74.1% for 2019 and 18.1% for 2018. The total return for the three-year period was 72.5%.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

●

Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on those heavily impacted by the pandemic, and originating high-quality commercial and consumer loans. In 2021, management will continue to focus on maintaining the reduced level of nonperforming assets through improved collection efforts and underwriting on nonperforming loans.

●	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

●	Improving profitability by expanding our product offerings to customers and leveraging recent investments in technology to increase the productivity and efficiency of our staff.

●

Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income. Management intends to continue to focus on growth in the loan portfolio and the secondary market lending programs in our market areas.

●	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.

●	Continuing to evaluate vendor contracts for potential cost savings and efficiencies.

●	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.

●

Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. We opened our new River Ridge office in Clark County, Indiana in May 2017. Our focus in 2021 will be to continue the enhancement and expansion of our customer relationships in these and surrounding markets.

●	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the IDFI and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2020, but management does review (and modify as necessary) the qualitative factors used in the estimate of the allowance for loan losses on a quarterly basis.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 19 of the accompanying Notes to Consolidated Financial Statements describes the methodologies used to determine the fair value of investment securities, impaired loans, loans held for sale and foreclosed real estate. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2020.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net Income. Net income attributable to the Company was $10.1 million ($3.02 per share diluted; weighted average common shares outstanding of 3,349,277, as adjusted) for the year ended December 31, 2020 compared to $10.3 million ($3.09 per share diluted; weighted average common shares outstanding of 3,344,072, as adjusted) for the year ended December 31, 2019.

Net Interest Income. Net interest income decreased $2.0 million, or 6.7%, from $30.1 million for 2019 to $28.1 million for 2020 primarily due to a decrease in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-earning assets.

Total interest income decreased $2.4 million for 2020 as compared to 2019. This decrease was primarily due to a decrease in the tax-equivalent yield on interest-earning assets from 4.28% for 2019 to 3.57% for 2020, partially offset by an increase in the average balance of interest-earning assets from $760.8 million for 2019 to $846.3 million for 2020. The decrease in the tax-equivalent yield was due to the Federal Open Market Committee (FOMC) lowering rates due to the COVID-19 pandemic and the Bank originating $45.9 million in PPP loans which carry a fixed rate of 1.00%. The increase in the average balance of interest-earning assets in 2020 was primarily attributable to growth in other interest-earning assets and in loans. Interest on loans decreased $1.2 million as a result of the average tax-equivalent yield on loans decreasing from 5.54% for 2019 to 4.93% for 2020 partially offset by an increase in the average balance of loans from $465.4 million for 2019 to $498.2 million for 2020. Interest and dividends on investment securities (including FHLB stock) decreased $695,000 for 2020 compared to 2019 due to a decrease in the tax equivalent yield on investment securities from 2.29% in 2019 to 2.08% in 2020. Other interest income decreased $489,000 for 2020 as compared to 2019 primarily due to the tax equivalent yield of federal funds sold and interest-bearing deposits with banks decreasing from 2.29% to 0.40% when comparing the two periods, partially offset by an increase in the average balance of other interest-earning assets from $37.4 million for 2019 to $92.0 million for 2020.

Total interest expense decreased $399,000, from $2.0 million for 2019 to $1.6 million for 2020, due to a decrease in the average cost of interest-bearing liabilities from 0.35% for 2019 to 0.25% for 2020, partially offset by an increase in the average balance of interest-bearing liabilities from $567.6 million for 2019 to $615.8 million for 2020. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread (tax equivalent basis) decreased from 3.93% for 2019 to 3.32% for 2020. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2020 and 2019 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. The provision for loan losses was $1.8 million for 2020 compared to $1.4 million for 2019. The increase in provision for loan losses primarily reflects changes to qualitative factors within the Bank’s allowance for loan losses calculation related to uncertainties surrounding COVID-19 and loan growth. Total outstanding loans increased by $36.2 million during 2020 as compared to an increase of $33.2 million during 2019. Net charge-offs decreased from $429,000 for 2019 to $237,000 for 2020, and nonperforming loans decreased from $1.8 million at December 31, 2019 to $1.5 million at December 31, 2020. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income increased $1.7 million to $8.6 million for 2020 primarily due to increases in gains on loans sold and ATM and debit card fees of $1.5 million and $676,000, respectively. Included in gains on the sale of loans during 2020 was a $214,000 gain on the sale of the Bank’s $1.5 million credit card portfolio. The Bank originated $143.9 million of loans for sale in the secondary market during 2020, compared to $70.8 million in originations during 2019. The increase in ATM and debit card fees is primarily attributable to increased transaction volume. Those increases were partially offset by a $300,000 decrease in service charges on deposit accounts primarily attributable to decreased overdraft fees as a result of the pandemic. In addition, noninterest income during 2020 included a $194,000 unrealized loss on equity securities compared to a $32,000 unrealized gain on equity securities during 2019.

Noninterest expense. Noninterest expense decreased $222,000, to $23.0 million for 2020 primarily due to decreases data processing expense, net loss on foreclosed real estate and advertising expense of $435,000, $286,000 and $200,000, respectively. This was partially offset by an increase in compensation and benefits expense of $689,000 when comparing the two periods. A significant factor in the decrease in data processing and advertising expenses during 2020 was the rollout of the Bank’s new digital platform in the fourth quarter of 2019 and the associated costs, including termination fees from the previous platform provider. Compensation and benefits increased for 2020 primarily due to normal salary and wage increases and increased incentive compensation related to loan sales.

Income tax expense. Tax expense decreased $295,000 for 2020 to $1.7 million primarily due to an increase in nontaxable income and a decrease in taxable income when comparing the two years. As a result, the effective tax rate decreased from 16.1% for 2019 to 14.3% for 2019. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

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

Average Balances and Yields. The following table sets forth certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earnings assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average historical cost balances of assets or liabilities, respectively, for the periods presented and do not give effect to changes in fair value that are included as a separate component of stockholders’ equity. Average balances are derived from daily balances. Tax-exempt income on loans and investment securities has been adjusted to a tax equivalent basis using the federal marginal tax rate of 21%.

	Year Ended December 31,
	2020			2019			2018
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2) (3):
Taxable	$492,947	$24,389	4.95%	$461,191	$25,635	5.56%	$418,800	$22,693	5.42%
Tax-exempt	5,262	170	3.23%	4,190	141	3.37%	4,810	157	3.26%
Total loans	498,209	24,559	4.93%	465,381	25,776	5.54%	423,610	22,850	5.39%
Investment securities:
Taxable (4)	170,610	2,613	1.53%	192,567	3,746	1.95%	207,901	3,853	1.85%
Tax-exempt	85,501	2,714	3.17%	65,441	2,159	3.30%	59,496	1,842	3.10%
Total investment securities	256,111	5,327	2.08%	258,008	5,905	2.29%	267,397	5,695	2.13%
Other interest-earning assets (5)	91,950	367	0.40%	37,387	856	2.29%	39,485	760	1.92%
Total interest-earning assets assets	846,270	30,253	3.57%	760,776	32,537	4.28%	730,492	29,305	4.01%
Noninterest-earning assets	62,287			55,844			48,613
Total assets	$908,557			$816,620			$779,105
Interest-bearing liabilities:
Interest-bearing demand deposits	$352,327	$591	0.17%	$321,647	$912	0.28%	$307,052	$784	0.26%
Savings accounts	197,267	239	0.12%	177,648	305	0.17%	173,693	321	0.18%
Time deposits	66,216	731	1.10%	68,276	743	1.09%	70,251	485	0.69%
Total deposits	615,810	1,561	0.25%	567,571	1,960	0.35%	550,996	1,590	0.29%
Borrowed funds	-	-	0.00%	-	-	0.00%	1,178	21	1.78%
Total interest-bearing liabilities	615,810	1,561	0.25%	567,571	1,960	0.35%	552,174	1,611	0.29%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	180,904			150,426			141,422
Other liabilities	6,735			5,834			4,736
Total liabilities	803,449			723,831			698,332
Stockholders' equity (6)	105,108			92,789			80,773
Total liabilities and stockholders' equity	$908,557			$816,620			$779,105

Net interest income (tax equivalent basis)		$28,692			$30,577			$27,694
Less: tax equivalent adjustment		(606)			(483)			(419)
Net interest income		$28,086			$30,094			$27,275

Interest rate spread			3.32%			3.93%			3.72%

Net interest margin			3.39%			4.02%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities			137.42%			134.04%			132.29%

_________________________

(1)  Interest income on loans includes fee income of $1,772,000, $1,027,000 and $984,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)  Average loan balances include loans held for sale and nonperforming loans.

(3)  Interest income on loans includes net accretion on acquired loans of $36,000, $44,000 and $149,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

(4)  Includes taxable debt and equity securities and FHLB stock.

(5)  Includes interest-bearing deposits with banks, federal funds sold and interest-bearing time deposits.

(6)  Stockholders' equity attributable to First Capital, Inc.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income and interest expense computed on a tax-equivalent basis. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) effects attributable to changes in rate and volume (change in rate multiplied by changes in volume). Tax exempt income on loans and investment securities has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 21%.

	2020 Compared to 2019				2019 Compared to 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(2,816)	$1,764	$(194)	$(1,246)	$586	$2,297	$59	$2,942
Tax-exempt	(6)	37	(2)	29	5	(20)	(1)	(16)
Total loans	(2,822)	1,801	(196)	(1,217)	591	2,277	58	2,926

Investment securities:
Taxable	(801)	(424)	92	(1,133)	200	(292)	(15)	(107)
Tax-exempt	(85)	666	(26)	555	119	186	12	317
Total investment securities	(886)	242	66	(578)	319	(106)	(3)	210

Other interest-earnings assets	(707)	1,249	(1,031)	(489)	145	(40)	(8)	97
Total net change in income on interest-earning assets	(4,415)	3,292	(1,161)	(2,284)	1,055	2,131	47	3,233

Interest-bearing liabilities:
Interest-bearing deposits	(536)	185	(48)	(399)	317	46	10	373
Borrowed funds	-	-	-	-	(21)	(21)	21	(21)
Total net change in expense on interest-bearing liabilities	(536)	185	(48)	(399)	296	25	31	352

Net change in net interest income (tax equivalent basis)	$(3,879)	$3,107	$(1,113)	$(1,885)	$759	$2,106	$16	$2,881

Comparison of Financial Condition at December 31, 2020 and 2019

Total assets increased from $827.5 million at December 31, 2019 to $1.02 billion at December 31, 2020 primarily due to increases in cash and cash equivalents, net loans receivable and securities available for sale.

Net loans increased from $466.5 million at December 31, 2019 to $500.3 million at December 31, 2020. The primary contributing factor to the increase in net loans was an increase of $37.0 million in commercial business loans, including PPP loans. During 2020, the Bank originated $45.9 million of PPP loans and the remaining balance as of December 31, 2020 was $37.3 million. The Bank also increased commercial real estate loans by $13.6 million during 2020 and construction loans decreased $7.6 million during the year primarily due to a decrease in commercial real estate construction loans. The Bank continued to sell the majority of newly originated fixed-rate residential mortgage loans in the secondary market. The Bank originated $143.9 million in new residential mortgages for sale in the secondary market during 2020 compared to $70.8 million in 2019. These loans were originated and funded by the Bank for sale in the secondary market. Of the total originations for 2020, $23.7 million paid off existing loans in the Bank’s portfolio, the majority of which were construction loans. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, and municipal obligations, increased from $254.6 million at December 31, 2019 to $283.5 million at December 31, 2020. Purchases of securities available for sale totaled $104.4 million in 2020. These purchases were partially offset by principal repayments of $46.7 million and maturities of $32.6 million in 2020. No securities were sold during 2020. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents increased from $51.4 million at December 31, 2019 to $175.9 million at December 31, 2020. The increase is due primarily to excess funds generated from deposits.

Total deposits increased $178.3 million to $900.5 million at December 31, 2020. During 2020, noninterest-bearing, interest-bearing demand deposit accounts and savings accounts increased $79.5 million, $66.5 million and $36.7 million, respectively.

There were no outstanding borrowings at December 31, 2020 or 2019.

Total stockholders’ equity attributable to the Company increased $11.8 million from $98.8 million at December 31, 2019 to $110.6 million at December 31, 2020. This increase is primarily the result of retained net income of $6.9 million and a net unrealized gain on available for sale securities of $4.7 million due to changes in the yield curve and long-term rate forecasts. As of December 31, 2020, the Company had repurchased 101,239 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 429,773 shares since the original repurchase program began in 2001.

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk including commitments to extend credit under existing lines of credit and commitments to originate loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

Off-balance-sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31,
	2020	2019
	(In thousands)

Commitments to originate new loans	$11,254	$14,246
Undisbursed portion of construction loans	19,179	23,081
Unfunded commitments to extend credit under existing commercial and personal lines of credit	87,392	83,725
Standby letters of credit	346	473

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

Contractual Obligations

The following table summarizes information regarding the Company’s contractual obligations as of December 31, 2020:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Deposits	$900,461	$870,264	$21,497	$8,700	$-
Operating lease obligations	81	19	38	24	-
Total contractual obligations	$900,542	$870,283	$21,535	$8,724	$-

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2020, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $179.5 million and securities available for sale with a fair value of $283.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2020, the Bank had total commitments to extend credit of $118.2 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2020, the Bank had certificates of deposit scheduled to mature within one year of $34.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $3.0 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations. As previously mentioned in this report, in 2020 the Bank elected to opt in to the CBLR framework. As of December 31, 2020 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with a CBLR of 9.37%. See Note 18 in the accompanying Notes to Consolidated Financial Statements.

On September 24, 2020, the Company filed an automatic shelf registration statement with the SEC. The shelf registration permits the Company to issue up to $35 million of debt and equity securities, of which $35 million remains available, subject to Board authorization and market conditions. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2020 and 2019 financial information.

	At December 31, 2020		At December 31, 2019
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)

300bp	$1,961	7.29%	$3,438	11.59%
200bp	2,386	8.87	2,392	8.07
100bp	1,278	4.75	1,289	4.35
Static	-	-	-	-
(100)bp	(828)	(3.08)	(1,562)	(5.27)
(200)bp	(1,726)	(6.42)	(2,853)	(9.62)

At December 31, 2020 and December 31, 2019, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, at December 31, 2020 and December 31, 2019, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the year ended December 31, 2020, the Company updated the discount rates and betas on loans used in its interest rate risk model for loans and deposits to better reflect the market, and also updated the deposit decay rates to levels indicated in a third-party study of customer accounts.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2020 and 2019 financial information.

	At December 31, 2020
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$183,730	$59,312	47.67%	19.20%	699bp
200bp	173,966	49,548	39.82	17.81	560bp
100bp	150,573	26,155	21.02	15.11	290bp
Static	124,418	-	-	12.21	- bp
(100)bp	95,757	(28,661)	(23.04)	9.19	(302)bp
(200)bp	103,290	(21,128)	(16.98)	9.70	(251)bp

	At December 31, 2019
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)
300bp	$203,781	$56,973	38.81	25.40%	773bp
200bp	187,704	40,896	27.86	23.10	543bp
100bp	168,710	21,902	14.92	20.52	285bp
Static	146,808	-	-	17.67	- bp
(100)bp	123,104	(23,704)	(16.15	14.64	(303)bp
(200)bp	101,568	(45,240)	(30.82	11.89	(578)bp

The previous tables indicate that at December 31, 2020 and 2019 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the year ended December 31, 2020, the Company updated the discount rates and betas on loans used in its interest rate risk model for loans and deposits to better reflect the market, and also updated the deposit decay rates to levels indicated in a third-party study of customer accounts.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position

Dennis L. Thomas	64	Executive Vice President- Lending
Jill Keinsley	53	Executive Vice President, Human Resources Director

_________________________

(1)         As of December 31, 2020.

Biographical Information

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020 and is incorporated herein by reference.

(a)         Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020 and is incorporated herein by reference.

(b)         Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020 and is incorporated herein by reference.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2020 and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As

The primary procedures we performed to address this critical audit matter included:

●

Obtaining an understanding of internal controls over the allowance for loan losses, including those related to data completeness and accuracy, the establishment of qualitative factor adjustments, the mathematical accuracy of the allowance for loan losses calculation, and management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative factors.

●	Evaluating the Company’s allowance for loan losses narrative supporting the qualitative factors.

●	Testing the completeness and accuracy of data used as a basis for the qualitative factors.

●

Evaluating the reasonableness of management’s judgments related to the qualitative factors and the resulting allowance for loan losses. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance, relevant trends within the banking industry, and whether the assumptions were applied consistently from period to period.

●	Comparing the qualitative factors for the current and prior periods for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

●	Testing the mathematical accuracy of the allowance for loan losses calculation, including the application of the qualitative factors.

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

March 15, 2021

FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

(In thousands, except share and per share data)	2020	2019
ASSETS
Cash and due from banks	$28,923	$18,922
Interest-bearing deposits with banks	6,232	3,412
Federal funds sold	140,733	29,026
Total cash and cash equivalents	175,888	51,360

Interest-bearing time deposits	6,396	6,490
Securities available for sale, at fair value	283,502	254,562
Loans, net	500,331	466,494
Loans held for sale	7,941	4,176
Federal Home Loan Bank and other restricted stock, at cost	1,988	1,988
Foreclosed real estate	-	170
Premises and equipment	15,950	16,414
Accrued interest receivable	3,434	3,076
Cash value of life insurance	8,479	8,269
Goodwill	6,472	6,472
Core deposit intangible	672	819
Other assets	6,498	7,206

Total Assets	$1,017,551	$827,496

LIABILITIES
Deposits:
Noninterest-bearing	$225,608	$146,097
Interest-bearing	674,853	576,080
Total deposits	900,461	722,177

Accrued interest payable	153	210
Accrued expenses and other liabilities	6,186	6,161
Total liabilities	906,800	728,548

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,805,533 shares (3,791,283 shares in 2019); outstanding 3,375,760 shares (3,363,632 shares in 2019)	38	38
Additional paid-in capital	41,684	40,723
Retained earnings-substantially restricted	72,155	65,266
Unearned stock compensation	(1,520)	(940)
Accumulated other comprehensive income	6,822	2,142
Less treasury stock, at cost - 429,773 shares (427,651 shares in 2019)	(8,540)	(8,393)
Total First Capital, Inc. stockholders' equity	110,639	98,836

Noncontrolling interest in subsidiary	112	112
Total equity	110,751	98,948

Total Liabilities and Equity	$1,017,551	$827,496

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands, except per share data)	2020	2019	2018
INTEREST INCOME
Loans, including fees	$24,523	$25,746	$22,818
Securities:
Taxable	2,550	3,643	3,756
Tax-exempt	2,144	1,706	1,455
Dividends	63	103	97
Other interest income	367	856	760
Total interest income	29,647	32,054	28,886

INTEREST EXPENSE
Deposits	1,561	1,960	1,590
Advances from Federal Home Loan Bank	-	-	21
Total interest expense	1,561	1,960	1,611

Net interest income	28,086	30,094	27,275

Provision for loan losses	1,801	1,425	1,168
Net interest income after provision for loan losses	26,285	28,669	26,107

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,788	2,088	2,177
ATM and debit card fees	3,488	2,812	2,564
Commission and fee income	365	504	386
Loss on sale of available for sale securities and time deposits	-	(147)	(95)
Gain on sale of loans	2,716	1,191	1,100
Unrealized gain (loss) on equity securities	(194)	32	(207)
Impairment loss on tax credit investment	-	-	(270)
Increase in cash value of life insurance	210	211	227
Other income	226	235	286
Total noninterest income	8,599	6,926	6,168

NONINTEREST EXPENSE
Compensation and benefits	13,808	13,119	11,749
Occupancy and equipment	1,775	1,616	1,660
Data processing	3,101	3,536	3,078
Professional fees	693	742	791
Advertising	340	540	333
Net loss on foreclosed real estate	13	299	476
Other expenses	3,318	3,418	3,528
Total noninterest expense	23,048	23,270	21,615

Income before income taxes	11,836	12,325	10,660
Income tax expense	1,692	1,987	1,394

Net Income	10,144	10,338	9,266

Less net income attributable to the noncontrolling interest in subsidiary	13	13	13

Net Income Attributable to First Capital, Inc.	$10,131	$10,325	$9,253

Earnings per common share attributable to First Capital, Inc.:
Basic	$3.03	$3.10	$2.78
Diluted	$3.02	$3.09	$2.77

Dividends per share on common shares	$0.96	$0.95	$0.92

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)	2020	2019	2018

Net Income	$10,144	$10,338	$9,266

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	6,050	7,163	(1,943)
Income tax (expense) benefit	(1,370)	(1,649)	454
Net of tax amount	4,680	5,514	(1,489)

Less: reclassification adjustment for realized losses included in net income	-	134	95
Income tax benefit	-	(29)	(23)
Net of tax amount	-	105	72

Other Comprehensive Income (Loss), net of tax	4,680	5,619	(1,417)

Total Comprehensive Income	14,824	15,957	7,849

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income Attributable to First Capital, Inc.	$14,811	$15,944	$7,836

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2018	$38	$39,515	$51,972	$(2,060)	$(212)	$(8,315)	$112	$81,050

Net income	-	-	9,253	-	-	-	13	9,266
Other comprehensive loss	-	-	-	(1,417)	-	-	-	(1,417)
Cash dividends	-	-	(3,088)	-	-	-	(13)	(3,101)
Restricted stock grants, net of forfeitures	-	700	-	-	(700)	-	-	-
Stock compensation expense	-	-	-	-	192	-	-	192
Purchase of 820 treasury shares	-	-	-	-	-	(34)	-	(34)

Balances at December 31, 2018	38	40,215	58,137	(3,477)	(720)	(8,349)	112	85,956

Net income	-	-	10,325	-	-	-	13	10,338
Other comprehensive income	-	-	-	5,619	-	-	-	5,619
Cash dividends	-	-	(3,196)	-	-	-	(13)	(3,209)
Restricted stock grants	-	508	-	-	(508)	-	-	-
Stock compensation expense	-	-	-	-	288	-	-	288
Purchase of 862 treasury shares	-	-	-	-	-	(44)	-	(44)

Balances at December 31, 2019	38	40,723	65,266	2,142	(940)	(8,393)	112	98,948

Net income	-	-	10,131	-	-	-	13	10,144
Other comprehensive incomes	-	-	-	4,680	-	-	-	4,680
Cash dividends	-	-	(3,242)	-	-	-	(13)	(3,255)
Restricted stock grants	-	961	-	-	(961)	-	-	-
Stock compensation expense	-	-	-	-	381	-	-	381
Purchase of 2,122 treasury shares	-	-	-	-	-	(147)	-	(147)

Balances at December 31, 2020	$38	$41,684	$72,155	$6,822	$(1,520)	$(8,540)	$112	$110,751

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,144	$10,338	$9,266
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	2,163	1,764	1,689
Depreciation and amortization expense	1,200	1,070	1,215
Deferred income taxes	(79)	482	(395)
Stock compensation expense	381	288	192
Increase in cash value of life insurance	(210)	(211)	(227)
Gain on life insurance	-	-	(94)
Loss on sale of available for sale securities and time deposits	-	147	95
Provision for loan losses	1,801	1,425	1,168
Proceeds from sale of loans	142,812	70,619	55,189
Loans originated for sale	(143,861)	(70,755)	(54,308)
Gain on sale of loans	(2,716)	(1,191)	(1,100)
Amortization of tax credit investment	338	361	329
Impairment loss on tax credit investment	-	-	270
Unrealized (gain) loss on equity securities	194	(32)	207
Net realized and unrealized loss on foreclosed real estate	4	170	442
Net unrealized loss on premises and equipment	13	-	-
Increase in accrued interest receivable	(358)	(248)	(134)
Increase (decrease) in accrued interest payable	(57)	60	43
Net change in other assets/liabilities	291	(210)	(499)
Net Cash Provided By Operating Activities	12,060	14,077	13,348

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	94	1,207	1,548
Purchase of securities available for sale	(104,392)	(69,260)	(37,350)
Proceeds from maturities of securities available for sale	32,647	30,575	3,325
Proceeds from sales of securities available for sale	-	21,725	14,345
Principal collected on mortgage-backed obligations	46,691	29,679	25,338
Investment in cash value of life insurance	-	-	(1,000)
Net increase in loans receivable	(35,705)	(33,973)	(25,906)
Investment in tax credit entities	(1,380)	(1,203)	(1,095)
Purchase of Federal Home Loan Bank stock	-	-	(9)
Proceeds from sale of foreclosed real estate	233	3,116	483
Purchase of premises and equipment	(602)	(2,973)	(402)
Purchase of equity investment	-	-	(1,922)
Proceeds from settlement of bank-owned life insurance policies	-	-	545
Net Cash Used In Investing Activities	(62,414)	(21,107)	(22,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	178,284	20,531	37,084
Net decrease in advances from Federal Home Loan Bank	-	-	(10,000)
Purchase of treasury stock	(13)	(2)	(32)
Taxes paid on stock award shares for employees	(134)	(42)	(2)
Dividends paid	(3,255)	(3,209)	(3,101)
Net Cash Provided By Financing Activities	174,882	17,278	23,949

Net Increase in Cash and Cash Equivalents	124,528	10,248	15,197
Cash and cash equivalents at beginning of year	51,360	41,112	25,915

Cash and Cash Equivalents at End of Year	$175,888	$51,360	$41,112

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2020 and 2019.

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

Commercial business loans includes lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations. Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower. As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans. Commercial business loans also include loans originated under the SBA’s Paycheck Protection Program (“PPP”).

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended December 31, 2020, 2019 and 2018.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2020, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Goodwill and Other Intangibles

Goodwill recognized in a business combination represents the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill is evaluated for possible impairment at least annually or more frequently upon the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. If the carrying amount of the goodwill exceeds the fair value of the reporting unit, an impairment loss is recognized in earnings equal to that excess amount. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact the guidance will have upon adoption, but management expects its allowance for loan losses to increase through a one-time adjustment to retained earnings as of the beginning of the first reporting period in which the new standard is effective. However, until the evaluation is complete, the magnitude of the increase will be unknown. In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team consisting of members of senior management that meets on a periodic basis and is currently evaluating software solutions, data requirements and loss methodologies.

In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the Securities and Exchange Commission (“SEC”)) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and currently does not intend to early adopt CECL.

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

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

(2)         RESTRICTION ON CASH AND DUE FROM BANKS

Previously, the Bank was required to maintain reserve balances on hand and with the Federal Reserve Bank (“FRB”). However, the FRB Board set the reserve requirement to 0% effective March 26, 2020. The average amount of required reserve balances for the years ended December 31, 2020, 2019 and 2018 was approximately $492,000, $1.9 million and $1.8 million, respectively.

(3)         INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2020 and 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2020
Securities available for sale:
Agency mortgage-backed securities	$59,997	$1,362	$-	$61,359
Agency CMO	20,842	218	30	21,030
Other debt securities:
Agency notes and bonds	80,359	1,175	3	81,531
Municipal obligations	113,511	6,075	4	119,582

Total securities available for sale	$274,709	$8,830	$37	$283,502

December 31, 2019
Securities available for sale:
Agency mortgage-backed securities	$69,984	$90	$576	$69,498
Agency CMO	43,067	238	221	43,084
Other debt securities:
Agency notes and bonds	64,162	473	79	64,556
Municipal obligations	74,606	2,843	25	77,424

Total securities available for sale	$251,819	$3,644	$901	$254,562

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2020, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
(In thousands)

Due in one year or less	$20,593	$20,703
Due after one year through five years	68,776	70,110
Due after five years through ten years	37,626	39,864
Due after ten years	66,875	70,436
	193,870	201,113
Mortgage-backed securities and
CMO	80,839	82,389

	$274,709	$283,502

At December 31, 2020, certain securities available for sale with an amortized cost of $54.0 million and fair value of $55.1 million were pledged to secure public fund deposits.

At December 31, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2020 and 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

December 31, 2020:
Continuous loss position less than twelve months:
Agency CMO	12	$6,189	$18
Agency notes and bonds	2	5,997	3
Municipal obligations	2	1,303	4

Total less than twelve months	16	13,489	25

Continuous loss position more than twelve months:
Agency CMO	4	1,589	12

Total more than twelve months	4	1,589	12

Total securities available for sale	20	$15,078	$37

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses

December 31, 2019:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	5	$723	$2
Agency CMO	13	14,749	157
Agency notes and bonds	2	5,551	17
Municipal obligations	4	3,241	25

Total less than twelve months	24	24,264	201

Continuous loss position more than twelve months:
Agency mortgage-backed securities	50	49,033	574
Agency CMO	15	7,113	64
Agency notes and bonds	10	37,706	62

Total more than twelve months	75	93,852	700

Total securities available for sale	99	$118,116	$901

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

At December 31, 2020, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, agency CMOs, and agency notes and bonds, in a loss position had depreciated approximately 0.2% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2020, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2020, the Company sold no available for sale securities or interest-bearing time deposits. During the year ended December 31, 2019, the Company realized gross gains of $22,000 and gross losses of $156,000 on sales of available for sale securities. During the year ended December 31, 2018, the Company realized gross gains of $218,000 and gross losses of $313,000 on the sale of available for sale securities.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3 - continued)

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the years ended December 31, 2020, 2019 and 2018, the Company recognized an unrealized loss of $194,000, an unrealized gain of $32,000 and an unrealized loss of $207,000, respectively, on this equity investment. At December 31, 2020 and 2019, the equity investment had a fair value of $1.6 million and $1.7 million, respectively, and is included in other assets on the consolidated balance sheets.

(4)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2020 and 2019 consisted of the following:

(In thousands)	2020	2019

Real estate mortgage loans:
Residential	$131,217	$131,959
Land	17,328	19,185
Residential construction	39,160	35,554
Commercial real estate	135,114	121,563
Commercial real estate construction	4,988	20,086
Commercial business loans	82,274	45,307
Consumer loans:
Home equity and second mortgage loans	52,001	54,677
Automobile loans	43,770	46,443
Loans secured by deposits	1,083	1,372
Unsecured loans	2,766	3,653
Other consumer loans	16,117	13,700
Gross loans	525,818	493,499
Less undisbursed portion of loans in process	(19,179)	(23,081)

Principal loan balance	506,639	470,418

Deferred loan origination fees and costs, net	317	1,137
Allowance for loan losses	(6,625)	(5,061)

Loans, net	$500,331	$466,494

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed by Congress on March 27, 2020. The CARES Act included a total allocation of $659 billion for PPP loans to be issued by financial institutions through the SBA. PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and are 100% guaranteed by the SBA. PPP loans originated prior to June 5, 2020 have a term of two years, while PPP loans originated on or after June 5, 2020 have a term of five years. In accordance with the Paycheck Protection Flexibility Act of 2020, payments on PPP loans are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The SBA paid the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Through December 31, 2020, the Bank had originated $45.9 million in PPP loans and had received gross fees of $1.8 million from the SBA. At December 31, 2020, PPP loans totaling $37.3 million were included in commercial business loans and net deferred loan fees related to PPP loans was $842,000, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The Consolidated Appropriations Act of 2021 signed into law on December 27, 2020 included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which renewed the PPP by allocating additional funds for both new first time PPP borrowers and “second round” PPP loans for qualifying existing PPP borrowers. The Bank is actively pursuing additional PPP loans under the program, which currently is extended through March 31, 2021.

At December 31, 2020 and 2019, the net unamortized premium on loans acquired from other financial institutions, excluding purchased credit impaired (“PCI”) loans, was $61,000 and $67,000, respectively.

At December 31, 2020 and 2019, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $1.6 million and $2.3 million, respectively.

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

The following table represents the aggregate activity for related party loans during the years ended December 31, 2020 and 2019. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2020	2019

Beginning balance	$9,520	$7,867
Adjustments due to officer and director changes	(1,051)	-
New loans	8,235	5,271
Payments	(3,417)	(3,618)

Ending balance	$13,287	$9,520

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2020 and 2019 were $2.0 million and $7.5 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2020 and 2019:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
	(In thousands)
December 31, 2020:
Principal loan balance	$131,217	$17,328	$24,969	$135,114	$82,274	$52,001	$63,736	$506,639

Accrued interest receivable	513	116	61	435	378	176	244	1,923

Net deferred loan origination fees and costs	120	17	(12)	(65)	(843)	1,100	-	317

Recorded investment in loans	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

December 31, 2019:
Principal loan balance	$131,959	$19,185	$32,559	$121,563	$45,307	$54,677	$65,168	$470,418

Accrued interest receivable	462	114	86	312	142	244	272	1,632

Net deferred loan origination fees and costs	118	15	(1)	(62)	-	1,067	-	1,137

Recorded investment in loans	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2020 is as follows:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
Allowance for Loan Losses:

Beginning balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061
Provisions	393	46	(58)	735	280	91	314	1,801
Charge-offs	(72)	-	-	-	(32)	-	(407)	(511)
Recoveries	51	-	-	-	-	11	212	274

Ending balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,208	209	292	2,358	843	617	1,067	6,594
Acquired with deteriorated credit quality	31	-	-	-	-	-	-	31

Ending balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625

Recorded Investment in Loans:

Individually evaluated for impairment	$1,728	$97	$-	$779	$211	$353	$-	$3,168
Collectively evaluated for impairment	129,851	17,364	25,018	134,679	81,598	52,924	63,980	505,414
Acquired with deteriorated credit quality	271	-	-	26	-	-	-	297

Ending balance	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

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

An analysis of the allowance for loan losses for the year ended December 31, 2018 is as follows:

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

At December 31, 2020 and 2019, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors.  During the year ended December 31, 2020, management adjusted the qualitative factors due to economic uncertainties related to the novel coronavirus ("COVID-19"). At December 31, 2020, there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio. As a result, management has increased the allowance qualitative factor adjustments for each portfolio segment while considering the potential length of the pandemic, continued elevated unemployment rates, the impact of further state and local restrictions, the impact of government stimulus activities and the timeline for economic recovery.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At December 31, 2020, the Company's allowance for loan losses totaled $6.6 million, of which $6.0 million related to qualitative factor adjustments. At December 31, 2019, the Company's allowance for loan losses totaled $5.1 million, of which $3.9 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at December 31, 2020 and 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2020.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,728	$1,902	$-	$1,638	$22
Land	97	97	-	101	1
Construction	-	-	-	-	-
Commercial real estate	779	784	-	836	36
Commercial business	211	210	-	249	9
Home equity and second mortgage	353	345	-	234	13
Other consumer	-	-	-	19	-

	$3,168	$3,338	$-	$3,077	$81

Loans with an allowance recorded:
Residential real estate	$-	$-	$-	$117	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	76	-
Home equity and second mortgage	-	-	-	-	-
Other consumer	-	-	-	-	-

	$-	$-	$-	$193	$-

Total:
Residential real estate	$1,728	$1,902	$-	$1,755	$22
Land	97	97	-	101	1
Construction	-	-	-	-	-
Commercial real estate	779	784	-	836	36
Commercial business	211	210	-	325	9
Home equity and second mortgage	353	345	-	234	13
Other consumer	-	-	-	19	-

	$3,168	$3,338	$-	$3,270	$81

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$1,737	$1,986	$-	$1,973	$17
Land	115	117	-	147	-
Construction	-	-	-	209	-
Commercial real estate	353	352	-	446	33
Commercial business	249	257	-	330	11
Home equity and second mortgage	56	56	-	29	1
Other consumer	48	50	-	20	-

	$2,558	$2,818	$-	$3,154	$62

Loans with an allowance recorded:
Residential real estate	$189	$211	$16	$87	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	81	-
Commercial business	-	-	-	58	-
Home equity and second mortgage	-	-	-	13	-
Other consumer	-	-	-	-	-

	$189	$211	$16	$239	$-

Total:
Residential real estate	$1,926	$2,197	$16	$2,060	$17
Land	115	117	-	147	-
Construction	-	-	-	209	-
Commercial real estate	353	352	-	527	33
Commercial business	249	257	-	388	11
Home equity and second mortgage	56	56	-	42	1
Other consumer	48	50	-	20	-

	$2,747	$3,029	$16	$3,393	$62

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2018. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2018.

	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential real estate	$2,335	$23
Land	135	-
Construction	104	-
Commercial real estate	325	16
Commercial business	237	14
Home equity and second mortgage	57	1
Other consumer	5	1

	$3,198	$55

Loans with an allowance recorded:
Residential real estate	$203	$-
Land	-	-
Construction	-	-
Commercial real estate	42	-
Commercial business	38	-
Home equity and second mortgage	5	-
Other consumer	-	-

	$288	$-

Total:
Residential real estate	$2,538	$23
Land	135	-
Construction	104	-
Commercial real estate	367	16
Commercial business	275	14
Home equity and second mortgage	62	1
Other consumer	5	1

	$3,486	$55

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans	Nonaccrual Loans	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

Residential real estate	$1,154	$-	$1,154	$1,544	$13	$1,557
Land	97	59	156	115	-	115
Construction	-	-	-	-	-	-
Commercial real estate	155	-	155	-	-	-
Commercial business	-	-	-	58	-	58
Home equity and second mortgage	-	-	-	-	-	-
Other consumer	-	-	-	48	-	48

Total	$1,406	$59	$1,465	$1,765	$13	$1,778

The following table presents the aging of the recorded investment in loans at December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans
		(In thousands)

Residential real estate	$1,672	$227	$726	$2,625	$128,954	$271	$131,850
Land	130	65	156	351	17,110	-	17,461
Construction	-	-	-	-	25,018	-	25,018
Commercial real estate	155	-	-	155	135,303	26	135,484
Commercial business	-	-	-	-	81,809	-	81,809
Home equity and second mortgage	53	302	-	355	52,922	-	53,277
Other consumer	285	101	-	386	63,594	-	63,980

Total	$2,295	$695	$882	$3,872	$504,710	$297	$508,879

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	Residential Real Estate	Land	Construction	Commercial Real Estate	Commercial Business	Home Equity and Second Mortgage	Other Consumer	Total
(In thousands)
December 31, 2020:
Pass	$130,054	$16,925	$25,018	$131,822	$81,452	$52,869	$63,919	$502,059
Special mention	-	315	-	2,289	284	-	10	2,898
Substandard	642	124	-	1,218	73	408	51	2,516
Doubtful/Nonaccrual	1,154	97	-	155	-	-	-	1,406
Loss	-	-	-	-	-	-	-	-

Total	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

December 31, 2019:
Pass	$129,613	$18,805	$32,394	$119,469	$44,879	$55,569	$65,320	$466,049
Special mention	46	327	250	1,136	378	-	72	2,209
Substandard	1,336	67	-	1,208	134	419	-	3,164
Doubtful/Nonaccrual	1,544	115	-	-	58	-	48	1,765
Loss	-	-	-	-	-	-	-	-

Total	$132,539	$19,314	$32,644	$121,813	$45,449	$55,988	$65,440	$473,187

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses	Accruing	Nonaccrual	Total	Related Allowance for Loan Losses
	(In thousands)

Residential real estate	$556	$-	$556	$-	$367	$66	$433	$-
Commercial real estate	621	-	621	-	553	-	553	-
Commercial business	210	-	210	-	191	-	191	-
Home equity and second mortgage	345	-	345	-	55	-	55	-

Total	$1,732	$-	$1,732	$-	$1,166	$66	$1,232	$-

At December 31, 2020 and 2019, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured three residential real estate loans, two commercial business loans, one commercial real estate loan and one home equity loan during the year ended December 31, 2020, with pre-modification and post-modification balances of $358,000, $43,000, $250,000 and $294,000, respectively. The Company restructured two residential real estate loans, one commercial real estate loan and one home equity loan during the year ended December 31, 2019, with pre-modification and post-modification balances of $225,000, $154,000 and $56,000, respectively. The Company restructured two commercial business loans, one commercial real estate loan and one residential real estate loan during the year ended December 31, 2018, with pre-modification and post-modification balances of $234,000, $94,000 and $241,000, respectively. For the TDRs restructured during 2020, 2019 and 2018, the terms of modification included the deferral of contractual principal payments and the renewal/extension of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics. There were no principal charge-offs recorded as a result of TDRs during the years ended December 31, 2020, 2019 and 2018.

The Company had no payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified within the previous 12 months during the years ended December 31, 2020, 2019 and 2018. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2020, 2019 and 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. The guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2020. As of December 31, 2020, the Bank had approved payment extensions of primarily one to three months on $68.1 million of balances in the loan portfolio, primarily related to commercial real estate lending relationships. Of that total, $65.3 million remained outstanding and $65.1 million had resumed payments at December 31, 2020.

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

The following table presents the carrying amount of PCI loans accounted for under FASB ASC 310-30 at December 31, 2020 and 2019:

(In thousands)	2020	2019

Residential real estate	$271	$285
Commercial real estate	26	39
Carrying amount	297	324
Allowance for loan losses	31	12

Carrying amount, net of allowance	$266	$312

The outstanding balance of PCI loans accounted for under FASB ASC 310-30, including contractual principal, interest, fees and penalties was $390,000 and $466,000 at December 31, 2020 and 2019, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The allowance for loan losses related to PCI loans was $31,000 at December 31, 2020. The allowance for loan losses related to PCI loans was $12,000 at December 31, 2019. Provisions for loan losses related to PCI loans were $19,000 for the year ended December 31, 2020. Provisions for loan losses related to PCI loans were $12,000 for the year ended December 31, 2019. There was a $2,000 reduction of the allowance for loan losses related PCI loans for the year ended December 31, 2018.

Accretable yield, or income expected to be collected, is as follows for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018

Beginning balance	$403	$423	$470
New loans acquired	-	-	-
Accretion to income	(42)	(46)	(54)
Disposals and other adjustments	(4)	-	(35)
Reclassification from nonaccretable difference	(41)	26	42

Ending balance	$316	$403	$423

(5)         PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2020 and 2019 consisted of the following:

(In thousands)	2020	2019

Land and land improvements	$5,284	$5,297
Leasehold improvements	134	134
Office buildings	16,605	16,124
Furniture, fixtures and equipment	6,701	6,689
	28,724	28,244
Less accumulated depreciation	12,774	11,830

Totals	$15,950	$16,414

Depreciation expense was $1.1 million, $923,000 and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(6)         FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018

Beginning balance	$170	$3,142	$3,971
Transfers from loans to foreclosed real estate	67	311	142
Direct write-downs	-	(284)	(419)
Sales	(237)	(3,002)	(558)
Capitalized expenses and other adjustments	-	3	6

Ending balance	$-	$170	$3,142

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6 - continued)

Net loss on foreclosed real estate was as follows for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018

Net (gain) loss on sales	$4	$(114)	$23
Direct write-downs	-	284	419
Operating expenses, net of income	9	129	34

	$13	$299	$476

At December 31, 2020, foreclosed real estate did not include any residential real estate properties where physical possession has been obtained. At December 31, 2019, the balance of foreclosed real estate includes $170,000 of residential real estate properties where physical possession has been obtained. At December 31, 2020 and 2019, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $109,000 and $319,000, respectively.

(7)         GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and The Peoples Bank of Bullitt County (“Peoples”) during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2020, 2019 or 2018.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000 each year for 2020, 2019, and 2018.

Core deposit intangibles subject to amortization as of December 31, 2020 and 2019 consisted of the following:

(In thousands)	2020	2019

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	746	599

	$672	$819

Estimated amortization expense for the core deposit intangible for each of the ensuing five years and in the aggregate is as follows:

Years ending December 31:	(In thousands)

2021	$147
2022	147
2023	147
2024	147
2025	84

Total	$672

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8)         DEPOSITS

Deposits at December 31, 2020 and 2019 consisted of the following:

(In thousands)	2020	2019

Noninterest-bearing demand deposits	$225,608	$146,097
NOW accounts	323,164	266,611
Savings accounts	215,956	179,265
Money market accounts	71,317	61,348
Time deposits	64,416	68,856

	$900,461	$722,177

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $7.5 million and $5.8 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2021	$34,219
2022	15,157
2023	6,340
2024	6,598
2025	2,102

Total	$64,416

The Bank held deposits of approximately $13.2 million and $13.3 million for related parties at December 31, 2020 and 2019, respectively.

(9)         LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through The Bankers’ Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2020 and 2019, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2020 and 2019, the Bank had no outstanding borrowings under the line of credit.

(10)        ADVANCES FROM FEDERAL HOME LOAN BANK

There were no outstanding advances from the FHLB at December 31, 2020 and 2019. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2020, the carrying value of mortgage loans pledged as security for advances was $59.1 million.

(11)        LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified premises and equipment for a period of time in exchange for consideration. The Company is a lessee in certain leasing agreements, such as for branch office space. During 2020, the Bank extended a noncancelable lease agreement for branch office space which expires in March 2025 with annual lease payments of $19,000. The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

On January 1, 2019, the Company adopted FASB ASC 842 and all subsequent updates that modified FASB ASC 842. For the Company, this update primarily affected the accounting treatment for operating lease agreements. With the adoption of FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. The Company has elected all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less.

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheet and was $77,000 at December 31, 2020. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheet, which had a balance of $77,000 at December 31, 2020. No ROU assets or lease liabilities were recorded at December 31, 2019.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of minimum lease payments. Regarding the discount rate, FASB ASC 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases may include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At December 31, 2020, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended December 31, 2020, 2019 and 2018 was $30,000, $58,000 and $93,000, respectively. The components of lease expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018

Operating lease cost	$14	$-	$-
Short-term lease cost	16	58	93

Totals	$30	$58	$93

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

Future minimum commitments due under operating lease agreements as of December 31, 2020 are as follows, including renewal options that are reasonably certain to be exercised:

(In thousands)
Year ending December 31:
2021	$19
2022	19
2023	19
2024	19
2025	5
Total lease payments	81
Less imputed interest	(4)

Total	$77

The lease term and discount rate at December 31, 2020 were as follows:

Weighted-average remaining lease term (years)	4.25
Weighted-average discount rate	1.34%

Supplemental cash flow information for the year ended December 31, 2020 related to leases was as follows:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14

ROU assets obtained in exchange for lease obligations:
Operating leases	90

(12)        INCOME TAXES

The Company and its corporate subsidiaries file consolidated tax returns. The components of consolidated income tax expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018

Current	$1,771	$1,505	$1,789
Deferred	(79)	482	(395)

Totals	$1,692	$1,987	$1,394

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2020, 2019, and 2018 follows:

(In thousands)	2020	2019	2018

Provision at federal statutory tax rate	$2,486	$2,588	$2,239
State income tax-net of federal tax benefit	85	121	100
Tax-exempt interest income	(476)	(379)	(328)
Bank-owned life insurance income	(44)	(44)	(67)
Captive insurance net premiums	(200)	(209)	(195)
Investment in tax credit entities	(117)	(114)	(272)
Other	(42)	24	(83)
Totals	$1,692	$1,987	$1,394

Effective tax rate	14.3%	16.1%	13.1%

Significant components of the deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019

Deferred tax assets (liabilities):
Deferred compensation plans	$95	$101
Allowance for loan losses	1,544	1,122
Unrealized loss on equity securities	87	42
Restricted stock	57	48
Interest on nonaccrual loans	161	185
Other	11	21
Deferred tax assets	1,955	1,519

Unrealized gain on securities available for sale	(1,971)	(601)
Depreciation	(994)	(691)
Deferred loan fees and costs	(247)	(247)
FHLB stock dividends	(37)	(35)
Prepaid expenses	(346)	(276)
Acquisition purchase accounting adjustments	(400)	(419)
Other	(9)	(8)
Deferred tax liabilities	(4,004)	(2,277)

Net deferred tax liability	$(2,049)	$(758)

At December 31, 2020 and 2019, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2017 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Retained earnings of the Bank at December 31, 2020 and 2019 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2020 and 2019.

(13)        EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $639,000, $574,000 and $520,000 to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2020, 2019 and 2018 as all shares were allocated during 2008.

At December 31, 2020 and 2019, the ESOP trust held 52,004 and 52,200 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14)        DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and will be paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $219,000 and $259,000 at December 31, 2020 and 2019, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $12,000, $15,000 and $17,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2041. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $142,000 and $148,000 at December 31, 2020 and 2019, respectively. Deferred compensation expense for the director plan was $17,000, $17,000 and $18,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

(15)        STOCK-BASED COMPENSATION PLANS

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

On May 22, 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”).  The 2019 Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights.  The aggregate number of shares of the Company’s common stock available for issuance under the 2019 Plan may not exceed 176,150 shares.  If an award under the 2009 Plan is canceled, terminates, expires, is forfeited or lapses for any reason, any issued shares subject to the award shall not be available for issuance pursuant to awards subsequently granted under the 2019 Plan.  Further, no additional participants, as that term is defined in the 2009 Plan, are eligible for grants of awards under the 2009 Plan.  The Company generally issues new shares under the 2019 Plan from its authorized but unissued shares.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

At December 31, 2020, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2020, no stock options had been granted under the Plans.

On February 18, 2020, the Company granted 14,250 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000.  The restricted stock vests ratably from the grant date through July 1, 2025, with 20% of the shares vesting each year on July 1 beginning July 1, 2021.  On February 19, 2019, the Company granted 9,750 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000.  The restricted stock vests ratably from the grant date through July 1, 2024, with 20% of the shares vesting each year on July 1 beginning July 1, 2020.  On February 20, 2018, the Company granted 20,000 restricted shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $37.42 per share for a total of $748,000.  The restricted stock vests ratably from the grant date through July 1, 2023, with 20% of the shares vesting each year on July 1 beginning July 1, 2019.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the years ended December 31, 2020, 2019 and 2018 was $381,000, $288,000 and $192,000, respectively.  The income tax benefit related to stock-based compensation was $167,000, $102,000 and $37,000 for the years ended December 31, 2020, 2019 and 2018, respectively.  A summary of the Company’s nonvested restricted shares activity as of December 31, 2020 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	27,750	$41.08
Granted	14,250	67.43
Vested	(9,350)	36.37
Forfeited	-	-

Nonvested at end of year	32,650	$53.93

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

There were 9,350, 6,900 and 4,200 restricted shares vested during the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2020, 2019 and 2018 was $656,000, $353,000 and $171,000, respectively. At December 31, 2020, unrecognized compensation expense related to nonvested restricted shares was $1.5 million. The compensation expense is expected to be recognized over a weighted average period of 3.8 years.

(16)        COMMITMENTS AND CONTINGENCIES

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

Credit-Related Financial Instruments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following is a summary of the commitments to extend credit at December 31, 2020 and 2019:

(In thousands)	2020	2019

Loan commitments:
Fixed rate	$6,242	$3,250
Adjustable rate	5,012	10,996

Standby letters of credit	346	473
Unused lines of credit on credit cards	-	6,915
Undisbursed commercial and personal lines of credit	29,194	26,800
Undisbursed portion of construction loans in process	19,179	23,081
Undisbursed portion of home equity lines of credit	58,198	50,010

	$118,171	$121,525

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16 - continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Certain commitments have fixed expiration dates, or other termination clauses, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; accounts receivable; inventory; property and equipment; personal residences; income-producing commercial properties and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to guarantee the installation of real property improvements and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral and obtains personal guarantees supporting those commitments for which collateral or other security is deemed necessary.

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2020 or 2019.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18 - continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with all of the requirements being phased in as of January 1, 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 2.5% for 2020 and 2019.

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2020. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2020 and 2019.

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18 - continued)

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum		Minimum
			for Capital		to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2020:

Community Bank Leverage
Ratio	$89,737	9.37%			$76,579	8.00%

As of December 31, 2019:

Total capital (to risk weighted assets)	$86,662	14.90%	$61,078	10.50%	$58,169	10.00%

Tier 1 capital (to risk weighted assets)	$81,601	14.03%	$49,444	8.50%	$46,536	8.00%

Common equity Tier 1 capital (to risk weighted assets)	$81,601	14.03%	$40,719	7.00%	$37,810	6.50%

Tier 1 capital (to average assets)	$81,601	10.01%	$32,599	4.00%	$40,749	5.00%

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2020. The Company had no liabilities measured at fair value as of December 31, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2020:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency mortgage-backed securities	$-	$61,359	$-	$61,359
Agency CMO	-	21,030	-	21,030
Agency notes and bonds	-	81,531	-	81,531
Municipal obligations	-	119,582	-	119,582
Total securities available for sale	$-	$283,502	$-	$283,502

Equity securities	$1,553	$-	$-	$1,553

Assets Measured on a Nonrecurring Basis

Impaired loans:
Residential real estate	$-	$-	$1,728	$1,728
Land	-	-	97	97
Commercial real estate	-	-	779	779
Commercial business	-	-	211	211
Home equity and second mortgage	-	-	353	353
Total impaired loans	$-	$-	$3,168	$3,168

Loans held for sale	$-	$7,941	$-	$7,941

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2020 and 2019, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 66%, with a weighted average discount of 27%. At December 31, 2019, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 0% to 66%, with a weighted average discount of 24%.

The Company recognized no provisions for loan losses for the year ended December 31, 2020 and recognized provisions for loan losses $22,000 and $231,000 for the years ended December 31, 2019 and 2018, respectively, for impaired loans.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

At December 31, 2020, the Company held no foreclosed real estate. At December 31, 2019, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell of 38%.

There were no charges to write down foreclosed real estate recognized in income for the year ended December 31, 2020. The Company recognized charges of $284,000 and $419,000 to write down foreclosed real estate to fair value for the years ended December 31, 2019 and 2018, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2020 and 2019. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2020 and 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2020 and 2019:

			Fair Value Measurements Using
	Carrying	Fair
(In thousands)	Value	Value	Level 1	Level 2	Level 3

December 31, 2020:

Financial assets:
Cash and cash equivalents	$175,888	$175,888	$175,888	$-	$-
Interest-bearing time deposits	6,396	6,687	-	6,687	-
Securities available for sale	283,502	283,502	-	283,502	-
Loans held for sale	7,941	8,101	-	8,101	-
Loans, net	500,331	506,207	-	-	506,207
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,434	3,434	-	3,434	-
Equity securities (included in other assets)	1,553	1,553	1,553 -	-

Financial liabilities:
Deposits	900,461	901,073	-	-	901,073
Accrued interest payable	153	153	-	153	-

December 31, 2019:

Financial assets:
Cash and cash equivalents	$51,360	$51,360	$51,360	$-	$-
Interest-bearing time deposits	6,490	6,654	-	6,654	-
Securities available for sale	254,562	254,562	-	254,562	-
Loans held for sale	4,176	4,243	-	4,243	-
Loans, net	466,694	482,119	-	-	482,119
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,076	3,076	-	3,076	-
Equity securities (included in other assets)	1,746	1,746	1,746 -	-

Financial liabilities:
Deposits	722,177	721,729	-	-	721,729
Accrued interest payable	210	210	-	210	-

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 16, and the fair value of these instruments is considered immaterial.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transaction accounts.  The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service.  The fair value of loans, excluding loans held for sale, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods utilized to measure the fair value of financial instruments at December 31, 2020 and 2019 represent an approximation of exit price, but an actual exit price may differ.

(21)        REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018

Service charges on deposit accounts	$1,788	$2,088	$2,177
ATM and debit card fees	3,488	2,812	2,564
Investment advisory income	365	504	386
Other	120	124	128
Revenue from contracts with customers	5,761	5,528	5,255

Net gains on loans and investments	2,522	1,076	528
Increase in cash value of life insurance	210	211	227
Other	106	111	158
Other noninterest income	2,838	1,398	913

Total noninterest income	$8,599	$6,926	$6,168

Net (gain) loss on sales of foreclosed real estate	$4	$(114)	$23

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

(22)        QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENT

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At December 31, 2020 and 2019, the balance of the Bank’s investment was $2.9 million and $3.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at December 31, 2020 and 2019 was $496,000 and $1.9 million, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During 2020 and 2019, the Bank recognized amortization expense of $338,000 and $361,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during 2020 and 2019, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $468,000 and $497,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)         PARENT COMPANY CONDENSED FINANCIAL INFORMATION

 Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)

	As of December 31,
	2020	2019
Assets:
Cash and cash equivalents	$2,994	$3,847
Other assets	2,042	2,110
Investment in subsidiaries	105,603	92,879

	$110,639	$98,836

Liabilities and Equity:
Accrued expenses	$-	$-
Stockholders' equity	110,639	98,836

	$110,639	$98,836

Statements of Income
(In thousands)

	Years Ended December 31,
	2020	2019	2018

Dividend income from subsidiaries	$2,730	$4,450	$6,297
Other income	59	59	16
Income (loss) on equity securities	(194)	32	(207)
Other operating expenses	(824)	(714)	(587)

Income before income taxes and equity in undistributed net income of shareholders	1,771	3,827	5,519

Income tax benefit	315	199	210

Income before equity in undistributed net income of subsidiaries	2,086	4,026	5,729
Equity in undistributed net income of subsidiaries	8,045	6,299	3,524

Net Income	$10,131	$10,325	$9,253

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

 Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$10,131	$10,325	$9,253
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,045)	(6,299)	(3,524)
Stock compensation expense	381	288	192
Unrealized (gain) loss on equity securities	194	(32)	207
Net change in other assets and liabilities	(125)	(40)	(89)
Net cash provided by operating activities	2,536	4,242	6,039

Investing Activities:
Purchase of equity investment	-	-	(1,922)
Net cash used in investing activities	-	-	(1,922)

Financing Activities:
Purchase of treasury stock	(13)	(2)	(32)
Tax paid on stock award shares for employees	(134)	(42)	(2)
Cash dividends paid	(3,242)	(3,196)	(3,088)
Net cash used in financing activities	(3,389)	(3,240)	(3,122)

Net increase (decrease) in cash and cash equivalents	(853)	1,002	995

Cash and cash equivalents at beginning of year	3,847	2,845	1,850

Cash and cash equivalents at end of year	$2,994	$3,847	$2,845

(24)         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2020	2019	2018

Cash payments for:
Interest	$1,618	$1,900	$1,570
Income taxes (net of refunds received)	766	1,367	1,611

Noncash investing activities:
Transfers from loans to foreclosed real estate	$67	$311	$142

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)        SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2020, 2019 and 2018.

(In thousands, except share and per share data)	Years Ended December 31,
	2020	2019	2018
Basic:

Net income attributable to First Capital, Inc.	$10,131	$10,325	$9,253

Shares:
Weighted average common shares outstanding	3,339,812	3,332,869	3,328,422

Net income per common share attributable to First Capital, Inc., basic	$3.03	$3.10	$2.78

Diluted:

Net income attributable to First Capital, Inc.	$10,131	$10,325	$9,253

Shares:
Weighted average common shares outstanding	3,339,812	3,332,869	3,328,422
Add: Dilutive effect of restricted stock	9,465	11,203	6,972

Weighted average common shares outstanding, as adjusted	3,349,277	3,344,072	3,335,394

Net income per common share attributable to First Capital, Inc., diluted	$3.02	$3.09	$2.77

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the years ended December 31, 2020, 2019 and 2018.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)         SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020	(In thousands, except per share data)

Interest income	$7,674	$7,374	$7,240	$7,359
Interest expense	468	404	371	318
Net interest income	7,206	6,970	6,869	7,041
Provision for loan losses	351	825	400	225
Net interest income after provision for loan losses	6,855	6,145	6,469	6,816
Noninterest income	1,456	2,320	2,616	2,207
Noninterest expenses	5,825	5,618	5,923	5,682
Income before income taxes	2,486	2,847	3,162	3,341
Income tax expense	389	405	413	485

Net income	2,097	2,442	2,749	2,856
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,094	$2,438	$2,746	$2,853

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.63	$0.73	$0.82	$0.85
Diluted	$0.63	$0.73	$0.82	$0.85

2019

Interest income	$7,658	$8,219	$8,220	$7,957
Interest expense	456	491	503	510
Net interest income	7,202	7,728	7,717	7,447
Provision for loan losses	450	300	225	450
Net interest income after provision for loan losses	6,752	7,428	7,492	6,997
Noninterest income	1,505	1,768	1,833	1,820
Noninterest expenses	5,665	5,764	5,870	5,971
Income before income taxes	2,592	3,432	3,455	2,846
Income tax expense	442	568	537	440

Net income	2,150	2,864	2,918	2,406
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,147	$2,860	$2,915	$2,403

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.64	$0.86	$0.87	$0.72
Diluted	$0.64	$0.86	$0.87	$0.72

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26 - continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018	(In thousands, except per share data)

Interest income	$6,764	$7,063	$7,433	$7,626
Interest expense	342	395	424	450
Net interest income	6,422	6,668	7,009	7,176
Provision for loan losses	197	316	455	200
Net interest income after provision for loan losses	6,225	6,352	6,554	6,976
Noninterest income	1,526	1,736	1,698	1,208
Noninterest expenses	5,254	5,697	5,195	5,469
Income before income taxes	2,497	2,391	3,057	2,715
Income tax expense	361	287	530	216

Net income	2,136	2,104	2,527	2,499
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,133	$2,100	$2,524	$2,496

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.64	$0.63	$0.76	$0.75
Diluted	$0.64	$0.63	$0.76	$0.75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 15, 2021	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive	March 15, 2021
William W. Harrod	Officer and Director
(principal executive officer)

/s/ Michael L. Shireman	Chairman	March 15, 2021
Michael L. Shireman

/s/ Michael C. Frederick	Executive Vice President, Chief Financial	March 15, 2021
Michael C. Frederick	Officer, Treasurer and Director
(principal accounting and
financial officer)

/s/ Mark D. Shireman	Director	March 15, 2021
Mark D. Shireman

/s/ Kathryn W. Ernstberger	Director	March 15, 2021
Kathryn W. Ernstberger

/s/ William I. Orwick, Sr.	Director	March 15, 2021
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 15, 2021
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 15, 2021
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 15, 2021
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 15, 2021
Dana L. Huber

/s/ Lou Ann Moore	Director	March 15, 2021
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 15, 2021
Robert C. Guilfoyle

/s/ Jill S. Saegesser	Director	March 15, 2021
Jill S. Saegesser