Form 10-Q
period 2021-03-31
FIRST CAPITAL INC
filed 2021-05-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,375,082 shares of common stock were outstanding as of April 23, 2021.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and due from banks	$20,347	$28,923
Interest bearing deposits with banks	3,382	6,232
Federal funds sold	182,227	140,733
Total cash and cash equivalents	205,956	175,888

Interest-bearing time deposits	6,195	6,396
Securities available for sale, at fair value	313,540	283,502
Loans, net	482,623	500,331
Loans held for sale	4,331	7,941
Federal Home Loan Bank and other stock, at cost	1,988	1,988
Premises and equipment	15,724	15,950
Accrued interest receivable	3,101	3,434
Cash value of life insurance	8,526	8,479
Goodwill	6,472	6,472
Core deposit intangible	636	672
Other assets	6,584	6,498

Total Assets	$1,055,676	$1,017,551

LIABILITIES
Deposits:
Noninterest-bearing	$234,254	$225,608
Interest-bearing	706,268	674,853
Total deposits	940,522	900,461

Accrued interest payable	124	153
Accrued expenses and other liabilities	5,144	6,186
Total liabilities	945,790	906,800

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,805,533 shares; outstanding 3,375,082 (3,375,760 in 2020)	38	38
Additional paid-in capital	41,684	41,684
Retained earnings-substantially restricted	74,216	72,155
Unearned stock compensation	(1,405)	(1,520)
Accumulated other comprehensive income	3,818	6,822
Less treasury stock, at cost - 430,451 shares (429,773 in 2020)	(8,580)	(8,540)
Total First Capital, Inc. stockholders' equity	109,771	110,639

Noncontrolling interest in subsidiary	115	112
Total equity	109,886	110,751
Total Liabilities and Equity	$1,055,676	$1,017,551

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$6,073	$6,276
Securities:
Taxable	508	737
Tax-exempt	634	479
Dividends	3	18
Other interest income	74	164
Total interest income	7,292	7,674
INTEREST EXPENSE
Deposits	288	468
Total interest expense	288	468
Net interest income	7,004	7,206
Provision for loan losses	75	351
Net interest income after provision for loan losses	6,929	6,855
NONINTEREST INCOME
Service charges on deposit accounts	410	506
ATM and debit card fees	968	765
Commission and fee income	82	113
Gain on sale of securities available for sale	7	-
Unrealized gain (loss) on equity securities	234	(394)
Gain on sale of loans	636	359
Increase in cash value of life insurance	47	47
Other income	54	60
Total noninterest income	2,438	1,456
NONINTEREST EXPENSE
Compensation and benefits	3,530	3,502
Occupancy and equipment	464	439
Data processing	809	796
Professional fees	239	174
Advertising	50	108
Net loss on foreclosed real estate	-	1
Other expenses	715	805
Total noninterest expense	5,807	5,825
Income before income taxes	3,560	2,486
Income tax expense	618	389
Net Income	2,942	2,097
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$2,939	$2,094

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.88	$0.63
Diluted	$0.88	$0.63

Dividends per share on common shares	$0.26	$0.24

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Net Income	$2,942	$2,097

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(3,880)	3,435
Income tax (expense) benefit	882	(854)
Net of tax amount	(2,998)	2,581

Less: reclassification adjustment for realized gains included in net income	(7)	-
Income tax expense	1	-
Net of tax amount	(6)	-

Other Comprehensive Income (Loss), net of tax	(3,004)	2,581

Comprehensive Income (Loss)	(62)	4,678
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(65)	$4,675

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income	Compensation	Stock	Interest	Total

Balances at January 1, 2020	$38	$40,723	$65,266	$2,142	$(940)	$(8,393)	$112	$98,948

Net income	-	-	2,094	-	-	-	3	2,097

Other comprehensive income	-	-	-	2,581	-	-	-	2,581

Cash dividends	-	-	(811)	-	-	-	-	(811)

Restricted stock grants	-	961	-	-	(961)	-	-	-

Stock compensation expense	-	-	-	-	93	-	-	93

Balances at March 31, 2020	$38	$41,684	$66,549	$4,723	$(1,808)	$(8,393)	$115	$102,908

Balances at January 1, 2021	$38	$41,684	$72,155	$6,822	$(1,520)	$(8,540)	$112	$110,751

Net income	-	-	2,939	-	-	-	3	2,942

Other comprehensive loss	-	-	-	(3,004)	-	-	-	(3,004)

Cash dividends	-	-	(878)	-	-	-	-	(878)

Stock compensation expense	-	-	-	-	115	-	-	115

Purchase of 678 treasury shares	-	-	-	-	-	(40)	-	(40)

Balances at March 31, 2021	$38	$41,684	$74,216	$3,818	$(1,405)	$(8,580)	$115	$109,886

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$2,942	$2,097
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	520	534
Depreciation and amortization expense	292	305
Deferred income taxes	(2)	164
Stock compensation expense	115	93
Increase in cash value of life insurance	(47)	(47)
Gain on sale of securities	(7)	-
Provision for loan losses	75	351
Proceeds from sales of loans	38,178	23,561
Loans originated for sale	(33,932)	(22,111)
Gain on sale of loans	(636)	(359)
Amortization of tax credit investment	89	96
Unrealized (gain) loss on equity securities	(234)	394
Decrease in accrued interest receivable	333	213
Increase (decrease) in accrued interest payable	(29)	9
Net change in other assets/liabilities	(97)	(768)
Net Cash Provided By Operating Activities	7,560	4,532

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits	200	245
Purchase of interest-bearing time deposits	-	(245)
Purchase of securities available for sale	(52,436)	(15,390)
Proceeds from maturities of securities available for sale	5,500	9,685
Proceeds from sales of securities available for sale	1,798	-
Principal collected on mortgage-backed obligations	10,699	9,930
Net decrease in loans receivable	17,633	851
Investment in tax credit entity	-	(848)
Proceeds from sale of foreclosed real estate	-	170
Purchase of premises and equipment	(29)	(198)
Net Cash Provided By (Used In) Investing Activities	(16,635)	4,200

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,061	441
Purchase of treasury stock	(40)	-
Dividends paid	(878)	(811)
Net Cash Provided By (Used In) Financing Activities	39,143	(370)

Net Increase in Cash and Cash Equivalents	30,068	8,362
Cash and cash equivalents at beginning of period	175,888	51,360
Cash and Cash Equivalents at End of Period	$205,956	$59,722

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        Presentation of Interim Information

First Capital, Inc. (“Company”) is the financial holding company for First Harrison Bank (“Bank”), an Indiana chartered commercial bank and wholly owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio. First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to eight other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2021, and the results of operations for the three months ended March 31, 2021 and 2020 and the cash flows for the three months ended March 31, 2021 and 2020. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 signed into law on December 27, 2020 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through March 31, 2021, and additional modifications may occur in the second quarter of 2021.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”). The Consolidation Appropriations Act previously mentioned included the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, which allocated an additional $284 million in a second round of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two or five years, if not forgiven in whole or in part. Payments are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrow does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period, and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee based on the size of the loan. The SBA began accepting submissions for these PPP loans on April 3, 2020 and the second round is currently scheduled to end May 31, 2021. Through April 20, 2021, the Bank had received SBA authorizations for PPP loans totaling approximately $60.5 million, including $14.6 million in second-draw loans originated in 2021. As of April 20, 2021, the Bank has received payoffs on $31.8 million of PPP loans from the SBA and had $1.2 million remaining in deferred fees related to PPP loans. For the three months ended March 31, 2021, the Bank recognized $625,000 in PPP fees in interest income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.        Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2021
Securities available for sale:
Agency mortgage-backed securities	$68,008	$1,108	$96	$69,020
Agency CMO	14,342	275	16	14,601
Other debt securities:
Agency notes and bonds	98,034	965	566	98,433
Municipal obligations	128,251	4,060	825	131,486

Total securities available for sale	$308,635	$6,408	$1,503	$313,540

December 31, 2020
Securities available for sale:
Agency mortgage-backed securities	$59,997	$1,362	$-	$61,359
Agency CMO	20,842	218	30	21,030
Other debt securities:
Agency notes and bonds	80,359	1,175	3	81,531
Municipal obligations	113,511	6,075	4	119,582

Total securities available for sale	$274,709	$8,830	$37	$283,502

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of March 31, 2021, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
(In thousands)

Due in one year or less	$19,508	$19,588
Due after one year through five years	87,758	88,430
Due after five years through
ten years	39,063	40,371
Due after ten years	79,956	81,530
	226,285	229,919
Mortgage-backed securities and
CMO	82,350	83,621

	$308,635	$313,540

Information pertaining to investment securities with gross unrealized losses at March 31, 2021, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	5	$8,721	$96
Agency CMO	4	1,935	16
Agency notes and bonds	13	42,432	566
Municipal obligations	52	35,888	825

Total less than twelve months	74	88,976	1,503

Continuous loss position more than twelve months:	-	-	-

Total securities available for sale	74	$88,976	$1,503

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Information pertaining to investment securities with gross unrealized losses at December 31, 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

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

At March 31, 2021, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, and municipal obligations in a loss position had depreciated approximately 1.7% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2021, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended March 31, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on sales of available for sale securities. During the three months ended March 31, 2020, the Company sold no securities.

Certain available for sale debt securities were pledged to secure public fund deposits at March 31, 2021 and December 31, 2020.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended March 31, 2021, the Company recognized an unrealized gain of $234,000 on this equity investment. During the three months ended March 31, 2020, the Company recognized an unrealized loss of $394,000 on this equity investment. At March 31, 2021 and December 31, 2020, the equity investment had a fair value of $1.8 million and $1.6 million, respectively, and is included in other assets on the consolidated balance sheets.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at March 31, 2021 and December 31, 2020.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

At March 31, 2021 and December 31, 2020, the Company held no foreclosed real estate. At March 31, 2021 and December 31, 2020, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $258,000 and $109,000, respectively.

Loans at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020

Real estate mortgage loans:
Residential	$125,129	$131,217
Land	17,005	17,328
Residential construction	52,792	39,160
Commercial real estate	133,423	135,114
Commercial real estate construction	7,967	4,988
Commercial business loans	71,916	82,274
Consumer loans:
Home equity and second mortgage loans	50,356	52,001
Automobile loans	43,326	43,770
Loans secured by savings accounts	962	1,083
Unsecured loans	2,465	2,766
Other consumer loans	15,544	16,117
Gross loans	520,885	525,818
Less undisbursed portion of loans in process	(31,808)	(19,179)

Principal loan balance	489,077	506,639

Deferred loan origination fees and costs, net	174	317
Allowance for loan losses	(6,628)	(6,625)

Loans, net	$482,623	$500,331

At March 31, 2021 and December 31, 2020, PPP loans guaranteed by the SBA totaling $27.9 million and $37.3 million, respectively, were included in commercial business loans. At March 31, 2021 and December 31, 2020, net deferred loan fees related to PPP loans were $990,000 and $843,000, respectively, which will be recognized over the life of the loans and as borrowers are granted forgiveness.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2021:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$125,129	$17,005	$28,951	$133,423	$71,916	$50,356	$62,297	$489,077

Accrued interest receivable	479	78	58	416	265	149	201	1,646

Net deferred loan origination fees and costs	119	16	(14)	(62)	(991)	1,106	-	174

Recorded investment in loans	$125,727	$17,099	$28,995	$133,777	$71,190	$51,611	$62,498	$490,897

Recorded Investment in Loans as Evaluated for Impairment:

Individually evaluated for impairment	$1,879	$100	$-	$760	$201	$355	$-	$3,295
Collectively evaluated for impairment	123,577	16,999	28,995	132,992	70,989	51,256	62,498	487,306
Acquired with deteriorated credit quality	271	-	-	25	-	-	-	296
Ending balance	$125,727	$17,099	$28,995	$133,777	$71,190	$51,611	$62,498	$490,897

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2020:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$131,217	$17,328	$24,969	$135,114	$82,274	$52,001	$63,736	$506,639

Accrued interest receivable	513	116	61	435	378	176	244	1,923

Net deferred loan origination fees and costs	120	17	(12)	(65)	(843)	1,100	-	317

Recorded investment in loans	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,728	$97	$-	$779	$211	$353	$-	$3,168
Collectively evaluated for impairment	129,851	17,364	25,018	134,679	81,598	52,924	63,980	505,414
Acquired with deteriorated credit quality	271	-	-	26	-	-	-	297
Ending balance	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$9	$-	$9
Collectively evaluated for impairment	1,189	209	348	2,355	816	613	1,057	6,587
Acquired with deteriorated credit quality	32	-	-	-	-	-	-	32
Ending balance	$1,221	$209	$348	$2,355	$816	$622	$1,057	$6,628

An analysis of the allowance for loan losses as of December 31, 2020 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,208	209	292	2,358	843	617	1,067	6,594
Acquired with deteriorated credit quality	31	-	-	-	-	-	-	31
Ending balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625
Provisions for loan losses	(14)	3	56	(3)	(27)	14	46	75
Charge-offs	(4)	(3)	-	-	-	(9)	(114)	(130)
Recoveries	-	-	-	-	-	-	58	58
Ending balance	$1,221	$209	$348	$2,355	$816	$622	$1,057	$6,628

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2020 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$867	$163	$350	$1,623	$595	$515	$948	$5,061
Provisions for loan losses	62	-	3	112	25	33	116	351
Charge-offs	-	-	-	-	-	-	(159)	(159)
Recoveries	-	-	-	-	-	2	52	54
Ending balance	$929	$163	$353	$1,735	$620	$550	$957	$5,307

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2021 and December 31, 2020, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. During 2020, management adjusted the qualitative factors due to economic uncertainties related to COVID-19. At March 31, 2021, there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio. As a result, management has maintained the allowance qualitative factor adjustments for each portfolio segment while considering the potential length of the pandemic, continued elevated unemployment rates, the impact of further state and local restrictions, the impact of government stimulus activities and the timeline for economic recovery.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At March 31, 2021, the Company's allowance for loan losses totaled $6.6 million, of which $6.1 million related to qualitative factor adjustments. At December 31, 2020, the Company's allowance for loan losses totaled $6.6 million, of which $6.0 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at March 31, 2021 and December 31, 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2021 and 2020:

	At March 31, 2021			Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,879	$2,058	$-	$1,804	$5	$1,700	$6
Land	100	101	-	99	-	115	-
Construction	-	-	-	-	-	-	-
Commercial real estate	760	768	-	770	9	400	9
Commercial business	201	201	-	206	2	248	2
Home equity and second mortgage	64	62	-	209	1	56	1
Other consumer	-	-	-	-	-	45	-
	3,004	3,190	-	3,088	17	2,564	18
Loans with an allowance recorded:
Residential	-	-	-	-	-	184	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity and second mortgage	291	294	9	146	-	-	-
Other consumer	-	-	-	-	-	-	-
	291	294	9	146	-	184	-
Total:
Residential	1,879	2,058	-	1,804	5	1,884	6
Land	100	101	-	99	-	115	-
Construction	-	-	-	-	-	-	-
Commercial real estate	760	768	-	770	9	400	9
Commercial business	201	201	-	206	2	248	2
Home equity and second mortgage	355	356	9	355	1	56	1
Other consumer	-	-	-	-	-	45	-
	$3,295	$3,484	$9	$3,234	$17	$2,748	$18

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2020:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,728	$1,902	$-
Land	97	97	-
Construction	-	-	-
Commercial real estate	779	784	-
Commercial business	211	210	-
Home equity and second mortgage	353	345	-
Other consumer	-	-	-
	3,168	3,338	-

Loans with an allowance recorded:
Residential	-	-	-
Land	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Commercial business	-	-	-
Home equity and second mortgage	-	-	-
Other consumer	-	-	-
	-	-	-

Total:
Residential	1,728	1,902	-
Land	97	97	-
Construction	-	-	-
Commercial real estate	779	784	-
Commercial business	211	210	-
Home equity and second mortgage	353	345	-
Other consumer	-	-	-
	$3,168	$3,338	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$1,309	$-	$1,309	$1,154	$-	$1,154
Land	100	-	100	97	59	156
Construction	-	-	-	-	-	-
Commercial real estate	147	-	147	155	-	155
Commercial business	-	-	-	-	-	-
Home equity and second mortgage	304	-	304	-	-	-
Other consumer	-	-	-	-	-	-

Total	$1,860	$-	$1,860	$1,406	$59	$1,465

The following table presents the aging of the recorded investment in loans at March 31, 2021:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,109	$20	$768	$1,897	$123,559	$271	$125,727
Land	237	-	45	282	16,817	-	17,099
Construction	-	-	-	-	28,995	-	28,995
Commercial real estate	147	-	-	147	133,605	25	133,777
Commercial business	-	13	-	13	71,177	-	71,190
Home equity and second mortgage	25	16	13	54	51,557	-	51,611
Other consumer	128	45	-	173	62,325	-	62,498

Total	$1,646	$94	$826	$2,566	$488,035	$296	$490,897

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the aging of the recorded investment in loans at December 31, 2020:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,672	$227	$726	$2,625	$128,954	$271	$131,850
Land	130	65	156	351	17,110	-	17,461
Construction	-	-	-	-	25,018	-	25,018
Commercial real estate	155	-	-	155	135,303	26	135,484
Commercial business	-	-	-	-	81,809	-	81,809
Home equity and second mortgage	53	302	-	355	52,922	-	53,277
Other consumer	285	101	-	386	63,594	-	63,980

Total	$2,295	$695	$882	$3,872	$504,710	$297	$508,879

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
March 31, 2021
Pass	$123,905	$16,331	$28,920	$130,584	$70,780	$51,185	$62,358	$484,063
Special Mention	-	62	-	2,286	285	-	24	2,657
Substandard	513	606	75	760	125	122	116	2,317
Doubtful	1,309	100	-	147	-	304	-	1,860
Loss	-	-	-	-	-	-	-	-

Total	$125,727	$17,099	$28,995	$133,777	$71,190	$51,611	$62,498	$490,897

December 31, 2020
Pass	$130,054	$16,925	$25,018	$131,822	$81,452	$52,869	$63,919	$502,059
Special Mention	-	315	-	2,289	284	-	10	2,898
Substandard	642	124	-	1,218	73	408	51	2,516
Doubtful	1,154	97	-	155	-	-	-	1,406
Loss	-	-	-	-	-	-	-	-

Total	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s TDRs by accrual status as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
				Related				Related
				Allowance				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$551	$-	$551	$-	$556	$-	$556	$-
Commercial real estate	610	-	610	-	621	-	621	-
Commercial business	201	-	201	-	210	-	210	-
Home equity and second mortgage	50	290	340	9	345	-	345	-

Total	$1,412	$290	$1,702	$9	$1,732	$-	$1,732	$-

At March 31, 2021 and December 31, 2020, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured one commercial real estate loan and one residential mortgage loan during the three months ended March 31, 2020, with a pre-modification and post-modification outstanding balance of $265,000. The terms of the modifications included the deferral of contractual principal payments and a maturity extension to lower the payment. There were no TDRs that were restructured during the three months ended March 31, 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2021 or 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2020. During the three months ended March 31, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290,000 that was moved to nonaccrual status. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. As a result of the payment default described above, a specific reserve of $9,000 was established during the three months ended March 31, 2021.

As discussed in Note 1, the federal banking agencies issued guidance in March 2020 that short-term modifications (e.g., six months) made to a borrower affected by the COVID-19 pandemic does not need to be identified as a TDR if the loan was current at the time of the modification. The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. As of March 31, 2021, the Bank had approved payment extensions of primarily one to three months on $68.1 million of balances in the loan portfolio, primarily related to commercial real estate lending relationships. Of that total, $61.7 million remained outstanding and all have resumed payments.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(In thousands)	2021	2020

Residential real estate	$271	$271
Commercial real estate	25	26
Carrying amount	296	297
Allowance for loan losses	32	31
Carrying amount, net of allowance	$264	$266

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $381,000 and $390,000 at March 31, 2021 and December 31, 2020, respectively.

There was a $32,000 allowance for loan losses related to PCI loans at March 31, 2021 and a $31,000 allowance for loan losses related to PCI loans at December 31, 2020. There was a $1,000 provision for loan losses related to PCI loans for the three-month period ended March 31, 2021. There was an $11,000 provision for loan losses related to PCI loans for the three-month period ended March 31, 2020.

Accretable yield, or income expected to be collected, is as follows for the three month periods ended March 31, 2021 and 2020:

	2021	2020

Balance at beginning of period	$316	$403
New loans purchased	-	-
Accretion to income	(8)	(11)
Disposals and other adjustments	-	-
Reclassification from nonaccretable difference	(5)	(17)
Balance at end of period	$303	$375

4.        Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At March 31, 2021 and December 31, 2020, the balance of the Bank’s investment was $2.8 million and $2.9 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment was $496,000 at March 31, 2021 and December 31, 2020 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During the three month periods ended March 31, 2021 and 2020, the Bank recognized amortization expense of $89,000 and $96,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during the three month periods ended March 31, 2021 and 2020, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $106,000 and $111,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.        Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,

	2021	2020
(Dollars in thousands, except per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,939	$2,094

Shares:
Weighted average common shares outstanding	3,342,492	3,336,459

Net income attributable to First Capital, Inc. per common share, basic	$0.88	$0.63

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,939	$2,094

Shares:
Weighted average common shares outstanding	3,342,492	3,336,459
Add: Dilutive effect of restricted stock	5,275	13,257

Weighted average common shares outstanding, as adjusted	3,347,767	3,349,716

Net income attributable to First Capital, Inc. per common share, diluted	$0.88	$0.63

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month periods ended March 31, 2021 and 2020.

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

At March 31, 2021, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2021, no stock options had been granted under the Plans.

On February 18, 2020, the Company granted 14,250 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000. The restricted stock vests ratably from the grant date through July 1, 2025, with 20% of the shares vesting each year on July 1 beginning July 1, 2021. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three-month periods ended March 31, 2021 and 2020 amounted to $115,000 and $93,000, respectively. The total income tax benefit related to stock-based compensation was $28,000 for each of the three-month periods ended March 31, 2021 and 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2021 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	32,650	$53.93
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2020	32,650	$53.93

There were no restricted shares that vested during the three-month period ended March 31, 2021 and 750 restricted shares vested during the three-month period ended March 31, 2020. The fair value of restricted shares that vested during the three-month period ended March 31, 2020 was $54,000. At March 31, 2021, there was $1.4 million of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 3.4 years.

7.        Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Cash payments for:
Interest	$317	$459
Taxes (net of refunds received)	-	-

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2021 and December 31, 2020. The Company had no liabilities measured at fair value as of March 31, 2021 or December 31, 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2021
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$69,020	$-	$69,020
Agency CMO	-	14,601	-	14,601
Agency notes and bonds	-	98,433	-	98,433
Municipal obligations	-	131,486	-	131,486
Total securities available for sale	$-	$313,540	$-	$313,540

Equity securities	$1,787	$-	$-	1,787

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,879	$1,879
Land	-	-	100	100
Commercial real estate	-	-	760	760
Commercial business	-	-	201	201
Home equity and second mortgage	-	-	346	346
Total impaired loans	$-	$-	$3,286	$3,286

Loans held for sale	$-	$4,331	$-	$4,331

December 31, 2020
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$61,359	$-	$61,359
Agency CMO	-	21,030	-	21,030
Agency notes and bonds	-	81,531	-	81,531
Municipal obligations	-	119,582	-	119,582
Total securities available for sale	$-	$283,502	$-	$283,502

Equity securities	$1,553	$-	$-	1,553

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,728	$1,728
Land	-	-	97	97
Commercial real estate	-	-	779	779
Commercial business	-	-	211	211
Home equity and second mortgage	-	-	353	353
Total impaired loans	$-	$-	$3,168	$3,168

Loans held for sale	$-	$7,941	$-	$7,941

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At March 31, 2021 and December 31, 2020, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At March 31, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 57%, with a weighted average discount of 23%. At December 31, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 66%, with a weighted average discount of 27%. The Company recognized provisions for loan losses for impaired loans for the three months ended March 31, 2021 of $9,000 and a reduction in provisions for loan losses for impaired loans for the three months ended March 31, 2020 of $1,000.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2020 and December 31, 2020, the Company had no foreclosed real estate. There were no charges to write down foreclosed real estate recognized in income for the three months ended March 31, 2021 or 2020.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2021 and 2020. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2021 and 2020.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2021:
Financial assets:
Cash and cash equivalents	$205,956	$205,956	$205,956	$-	$-
Interest-bearing time deposits	6,195	6,438	-	6,438	-
Securities available for sale	313,540	313,540	-	313,540	-
Loans held for sale	4,331	4,408	-	4,408	-
Loans, net	482,623	489,718	-	-	489,718
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,101	3,101	-	3,101	-
Equity securities (included in other assets)	1,787	1,787	1,787	-	-

Financial liabilities:
Deposits	940,522	940,906	-	-	940,906
Accrued interest payable	124	124	-	124	-

December 31, 2020:
Financial assets:
Cash and cash equivalents	$175,888	$175,888	$175,888	$-	$-
Interest-bearing time deposits	6,396	6,687	-	6,687	-
Securities available for sale	283,502	283,502	-	283,502	-
Loans held for sale	7,941	8,101	-	8,101	-
Loans, net	500,331	506,207	-	-	506,207
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,434	3,434	-	3,434	-
Equity securities (included in other assets)	1,553	1,553	1,553	-	-

Financial liabilities:
Deposits	900,461	901,073	-	-	901,073
Accrued interest payable	153	153	-	153	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of investment securities is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans (excluding loans held for sale), interest-bearing time deposits in other financial institutions, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at March 31, 2021 and December 31, 2020 represent an approximation of exit price, but an actual exit price may differ.

9.        Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Service charges on deposit accounts	$410	$506
ATM and debit card fees	968	765
Investment advisory income	82	113
Other	32	33
Revenue from contracts with customers	1,492	1,417

Net gain (loss) on loans and investments	877	(35)
Increase in cash value of life insurance	47	47
Other	22	27
Other noninterest income	946	39

Total noninterest income	$2,438	$1,456

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

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

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The ASU amends the guidance under Subtopic 310-20 to provide that for each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (that is, the premium) shall be amortized to the next call date unless the premium of the individual callable debt security is amortized based on consideration of estimated prepayments. The amendments in the update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted for public entities. All entities should apply the amendments in the update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The adoption of this update effective January 1, 2021 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, market, economic, operational, liquidity, credit and interest rate risks associated with the Company’s business (including developments and volatility arising from the COVID-19 pandemic), general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2021, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

COVID-19 Update

The COVID-19 pandemic has placed significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders:

●

Following the guidelines of the Center for Disease Control and local governments, we have updated our branch operating procedures. All our lobbies are now open with the exception of one in-store location. Currently, we plan to reopen the in-store location on June 1, 2021. This is subject to change with governor executive orders and bank policies. Although the mask mandate has been lifted for our Indiana locations, we do still require facial coverings in all locations for customers and employees in open areas. We also still have departmental staff segregated to prevent a large-scale COVID outbreak in a single department. We have enhanced daily cleaning of our facilities and have customers and employees maintain appropriate social distancing. We also actively encourage customers to utilize alternative channels such as our online and mobile banking platforms.

●	We hold executive committee meetings as needed to address issues as the guidelines related to the pandemic and related programs change rapidly.

●

We have expanded our use of technology to allow many of our back-office employees to work safely and productively from home. Many of our normally scheduled meetings, including Board of Director meetings and various committee meetings, are now held virtually instead of in-person.

●

The Bank is assisting its customers experiencing COVID-19 related hardships by approving payment extensions and waiving or refunding certain banking fees. As of March 31, 2021, the Bank had approved payment extensions, generally for periods of one to three months, on $68.1 million of balances in the loan portfolio, primarily related to commercial real estate lending relationships. Of that total, $61.7 million remained outstanding and all have resumed payments.

●

The Bank is actively participating in the PPP and has received SBA authorizations and originated approximately $60.5 million for PPP loans, including $14.6 million in second-draw loans to its customers as of April 20, 2021. Also, as of April 20, 2021, the Bank has received payoffs on $31.8 million of PPP loans from the SBA.

●

Certain industries are widely expected to be particularly impacted by COVID-19 and efforts to contain it. Those industries include travel, hospitality and entertainment. At March 31, 2021, the Company’s commercial loan exposure to the hotel and restaurant industries was approximately $12.0 million and $4.7 million, respectively, representing approximately 3.5% of the total loan portfolio. Based on the evaluation at March 31, 2021, management believes the allowance for loan losses is adequate to cover estimated losses in the loan portfolio. However, as the pandemic continues, additional losses could be recognized.

Management continues to closely monitor the pandemic and will take additional action to respond to the pandemic as the situation continues to evolve.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Financial Condition

Total assets increased $38.1 million from $1.02 billion at December 31, 2020 to $1.06 billion at March 31, 2021, an increase of 3.8%.

Net loans receivable (excluding loans held for sale) decreased $17.7 million from $500.3 million at December 31, 2020 to $482.6 million at March 31, 2021. Commercial business loans, and residential mortgage loans decreased $10.3 million and $6.1 million, respectively, during the three months ended March 31, 2021 due primarily to PPP loan forgiveness payments from the SBA and residential mortgage loan refinancings due to the continued low mortgage loan rate environment. Construction loans increased $4.0 million during the same period.

Securities available for sale increased $30.0 million from $283.5 million at December 31, 2020 to $313.5 million at March 31, 2021. Purchases of $52.4 million of securities classified as available for sale were made during the three months ended March 31, 2021 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities. Principal payments and maturities of available for sale securities totaled $10.7 million and $5.5 million, respectively, during the three months ended March 31, 2021. Government agency mortgage-backed securities and CMO’s totaling $1.8 million were sold during the three months ended March 31, 2021.

Cash and cash equivalents increased from $175.9 million at December 31, 2020 to $206.0 million at March 31, 2021, primarily due to excess liquidity from deposit growth.

Total deposits increased from $900.5 million at December 31, 2020 to $940.5 million at March 31, 2021. Savings accounts, interest-bearing checking accounts and noninterest-bearing checking accounts increased $19.8 million, $13.4 million and $8.6 million, respectively, during the three months ended March 31, 2021 primarily due to new accounts, normal balance fluctuations and stimulus funds, while time deposits decreased $1.9 million during the period.

Total stockholders' equity attributable to the Company decreased from $110.6 million at December 31, 2020 to $109.8 million at March 31, 2021, primarily due to a $3.0 million decrease in the net unrealized gain on available for sale securities partially offset by a $2.1 million increase in retained net income. The decrease in the net unrealized gain on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the three-month periods ended March 31, 2021 and 2020. Net income attributable to the Company was $2.9 million ($0.88 per diluted share) for the three months ended March 31, 2021 compared to $2.1 million ($0.63 per diluted share) for the same time period in 2020. The increase in net income was primarily due to an increase in noninterest income.

Net interest income for the three-month periods ended March 31, 2021 and 2020. Net interest income decreased $202,000 for the three months ended March 31, 2021 compared to the same period in 2020 due to a decrease in the interest rate spread that was partially offset by an increase in the average balance of interest-earning assets.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income decreased $382,000 for the three months ended March 31, 2021 compared to the same period in 2020. For the three months ended March 31, 2021, the average balance of interest-earning assets and their tax-equivalent yield were $954.8 million and 3.13%, respectively. During the same period in 2020, the average balance of those assets was $761.7 million and the tax-equivalent yield was 4.10%. The decrease in the tax-equivalent yield was due to the Federal Open Market Committee (FOMC) lowering rates during March 2020 due to the COVID-19 pandemic and an increase in the average balance of federal funds sold. Total interest expense decreased $180,000 for the three months ended March 31, 2021 compared to the same period in 2020. The average rate paid on interest-bearing liabilities decreased from 0.33% for the first quarter of 2020 to 0.17% for the first quarter of 2021 partially offset by an increase in the average balance of interest-bearing liabilities from $571.2 million for 2020 to $684.7 million for 2021.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis decreased from 3.77% for the three months ended March 31, 2020 to 2.96% for the same period in 2021.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses decreased from $351,000 for the three-month period ended March 31, 2020 to $75,000 for the same period in 2021. The Bank recognized net charge-offs of $105,000 for the three months ended March 31, 2020 compared to $72,000 during the same period in 2021. The $351,000 provision for the three months ended March 31, 2020 was made primarily to reflect changes to qualitative factors within the Bank’s allowance for loan losses calculation related to economic uncertainties surrounding COVID-19.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The allowance for loan losses was $6.6 million at March 31, 2021 and December 31, 2020. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, management continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of the year. At March 31, 2021, nonperforming loans amounted to $1.9 million compared to $1.5 million at December 31, 2020. Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $59,000 at December 31, 2020. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. There were no loans 90 days or more past due and still accruing interest at March 31, 2021. At March 31, 2021 and December 31, 2020, nonaccrual loans amounted to $1.9 million and $1.4 million, respectively.

Noninterest income for the three-month periods ended March 31, 2021 and 2020. Noninterest income for the quarter ended March 31, 2021 increased $982,000 compared to the quarter ended March 31, 2020. The first quarter of 2021 included a $234,000 unrealized gain on equity securities compared to a $394,000 unrealized loss on equity securities during the same period in 2020. Gains on the sale of loans and ATM and debit card fees increased $277,000 and $203,000, respectively, when comparing the two periods. Service charges on deposit accounts decreased $96,000 for the first quarter of 2021 compared to the first quarter of 2020.

Noninterest expense for the three-month periods ended March 31, 2021 and 2020. Noninterest expense for the quarter ended March 31, 2021 decreased $18,000 compared to the quarter ended March 31, 2020. Other expenses and advertising expenses decreased $91,000 and $58,000, respectively, which was partially offset by an increase in professional services of $65,000.

Income tax expense. Income tax expense increased $229,000 for the first quarter of 2021 as compared to the first quarter of 2020 primarily due to an increase in pre-tax income and a change in Kentucky tax law that subjects the Bank to the state’s corporate income tax effective January 1, 2021 as opposed to the bank franchise tax, which was repealed. As a result, the effective tax rate for the quarter ended March 31, 2021 was 17.4% as compared to 15.6% for the same period in 2020.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2021, the Bank had cash and cash equivalents of $205.3 million and securities available-for-sale with a fair value of $313.5 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.9 million at March 31, 2021.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8.5% for calendar year 2021 and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of March 31, 2021 and its CBLR was 9.18% as of that date. At March 31, 2021, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

For the three months ended March 31, 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2021 and December 31, 2020 financial information:

	At March 31, 2021		At December 31, 2020
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$2,616	9.40%	$1,961	7.29%
200bp	2,527	9.08	2,386	8.87
100bp	1,223	4.40	1,278	4.75
Static	-	-	-	-
(100)bp	(1,052)	(3.78)	(828)	(3.08)
(200)bp	(2,268)	(8.15)	(1,726)	(6.42)

At March 31, 2021 and December 31, 2020, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the three months ended March 31, 2021, the Company updated betas on deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2021 and December 31, 2020 financial information:

	At March 31, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$212,857	$51,405	31.84%	21.48%	622bp
200bp	205,548	44,096	27.31	20.32	506bp
100bp	184,269	22,817	14.13	17.84	258bp
Static	161,452	-	-	15.26	0bp
(100)bp	132,672	(28,780)	(17.83)	12.23	(303)bp
(200)bp	104,710	(56,742)	(35.15)	9.44	(582)bp

	At December 31, 2020
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$183,730	$59,312	47.67%	19.20%	669bp
200bp	173,966	49,548	39.82	17.81	560bp
100bp	150,573	26,155	21.02	15.11	290bp
Static	124,418	-	-	12.21	0bp
(100)bp	95,757	(28,661)	(23.04)	9.19	(302)bp
(200)bp	103,290	(21,128)	(16.98)	9.70	(251)bp

The previous tables indicate that at March 31, 2021 and December 31, 2020 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the three months ended March 31, 2021, the Company updated betas on deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.         Legal Proceedings

None.

Item 1A.         Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through
January 31, 2021	678	$58.54	678	138,550

February 1 through
February 28, 2021	0	N/A	0	138,550

March 1 through
March 31, 2021	0	N/A	0	138,550

Total	678	$58.54	678

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 14, 2021	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated May 14, 2021	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer