Form 10-Q
period 2021-09-30
FIRST CAPITAL INC
filed 2021-11-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  3,373,872 shares of common stock were outstanding as of October 29, 2021.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2021	2020
	(In thousands)
ASSETS
Cash and due from banks	$34,424	$28,923
Interest bearing deposits with banks	6,163	6,232
Federal funds sold	123,713	140,733
Total cash and cash equivalents	164,300	175,888

Interest-bearing time deposits	4,841	6,396
Securities available for sale, at fair value	418,934	283,502
Securities held to maturity	2,000	-
Loans, net	485,505	500,331
Loans held for sale	4,087	7,941
Federal Home Loan Bank and other stock, at cost	1,988	1,988
Foreclosed real estate	64	-
Premises and equipment	15,368	15,950
Accrued interest receivable	3,204	3,434
Cash value of life insurance	8,648	8,479
Goodwill	6,472	6,472
Core deposit intangible	562	672
Other assets	6,784	6,498

Total Assets	$1,122,757	$1,017,551

LIABILITIES
Deposits:
Noninterest-bearing	$248,439	$225,608
Interest-bearing	753,855	674,853
Total deposits	1,002,294	900,461

Accrued interest payable	101	153
Accrued expenses and other liabilities	5,900	6,186
Total liabilities	1,008,295	906,800

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,805,533 shares; outstanding 3,373,872 (3,375,760 in 2020)	38	38
Additional paid-in capital	41,684	41,684
Retained earnings-substantially restricted	78,128	72,155
Unearned stock compensation	(1,161)	(1,520)
Accumulated other comprehensive income	4,299	6,822
Less treasury stock, at cost - 431,661 shares (429,773 in 2020)	(8,634)	(8,540)
Total First Capital, Inc. stockholders' equity	114,354	110,639

Noncontrolling interest in subsidiary	108	112
Total equity	114,462	110,751

Total Liabilities and Equity	$1,122,757	$1,017,551

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$6,252	$6,012	$18,071	$18,383
Securities:
Taxable	718	590	1,858	2,014
Tax-exempt	683	555	1,988	1,549
Dividends	3	15	10	50
Other interest income	89	68	243	292
Total interest income	7,745	7,240	22,170	22,288
INTEREST EXPENSE
Deposits	278	371	855	1,243
Total interest expense	278	371	855	1,243
Net interest income	7,467	6,869	21,315	21,045
Provision for loan losses	-	400	75	1,576
Net interest income after provision for loan losses	7,467	6,469	21,240	19,469
NONINTEREST INCOME
Service charges on deposit accounts	514	464	1,348	1,292
ATM and debit card fees	1,009	939	3,027	2,580
Commission and fee income	103	86	272	278
Gain on sale of securities available for sale	-	-	7	-
Unrealized gain (loss) on equity securities	(67)	45	360	(126)
Gain on sale of loans	603	980	1,900	2,031
Increase in cash surrender value of life insurance	51	48	169	165
Other income	57	54	177	172
Total noninterest income	2,270	2,616	7,260	6,392
NONINTEREST EXPENSE
Compensation and benefits	3,689	3,548	10,831	10,422
Occupancy and equipment	444	441	1,318	1,339
Data processing	875	763	2,551	2,314
Professional fees	287	176	874	527
Advertising	110	105	240	262
Other expenses	797	890	2,360	2,502
Total noninterest expense	6,202	5,923	18,174	17,366
Income before income taxes	3,535	3,162	10,326	8,495
Income tax expense	596	413	1,711	1,207
Net Income	2,939	2,749	8,615	7,288
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$2,936	$2,746	$8,605	$7,278

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.88	$0.82	$2.57	$2.18
Diluted	$0.88	$0.82	$2.57	$2.17

Dividends per share	$0.26	$0.24	$0.78	$0.72

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)

Net Income	$2,939	$2,749	$8,615	$7,288

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(251)	286	(3,292)	5,535
Income tax (expense) benefit	58	(71)	775	(1,377)
Net of tax amount	(193)	215	(2,517)	4,158

Less: reclassification adjustment for realized gains included in net income	-	-	(7)	-
Income tax expense	-	-	1	-
Net of tax amount	-	-	(6)	-

Other Comprehensive Income (Loss), net of tax	(193)	215	(2,523)	4,158

Comprehensive Income	2,746	2,964	6,092	11,446
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income Attributable to First Capital, Inc.	$2,743	$2,961	$6,082	$11,436

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at July 1, 2021	$38	$41,684	$76,069	$4,492	$(1,290)	$(8,580)	$105	$112,518
Net income	-	-	2,936	-	-	-	3	2,939
Other comprehensive loss	-	-	-	(193)	-	-	-	(193)
Cash dividends	-	-	(877)	-	-	-	-	(877)
Stock compensation expense	-	-	-	-	129	-	-	129
Purchase of treasury shares	-	-	-	-	-	(54)	-	(54)

Balances at September 30, 2021	$38	$41,684	$78,128	$4,299	$(1,161)	$(8,634)	$108	$114,462

Balances at July 1, 2020	$38	$41,684	$68,177	$6,085	$(1,704)	$(8,407)	$105	$105,978
Net income	-	-	2,746	-	-	-	3	2,749
Other comprehensive income	-	-	-	215	-	-	-	215
Cash dividends	-	-	(811)	-	-	-	-	(811)
Stock compensation expense	-	-	-	-	92	-	-	92
Purchase of treasury shares	-	-	-	-	-	(133)	-	(133)

Balances at September 30, 2020	$38	$41,684	$70,112	$6,300	$(1,612)	$(8,540)	$108	$108,090

Balances at January 1, 2021	$38	$41,684	$72,155	$6,822	$(1,520)	$(8,540)	$112	$110,751
Net income	-	-	8,605	-	-	-	10	8,615
Other comprehensive loss	-	-	-	(2,523)	-	-	-	(2,523)
Cash dividends	-	-	(2,632)	-	-	-	(14)	(2,646)
Stock compensation expense	-	-	-	-	359	-	-	359
Purchase of treasury shares	-	-	-	-	-	(94)	-	(94)

Balances at September 30, 2021	$38	$41,684	$78,128	$4,299	$(1,161)	$(8,634)	$108	$114,462

Balances at January 1, 2020	$38	$40,723	$65,266	$2,142	$(940)	$(8,393)	$112	$98,948
Net income	-	-	7,278	-	-	-	10	7,288
Other comprehensive income	-	-	-	4,158	-	-	-	4,158
Cash dividends	-	-	(2,432)	-	-	-	(14)	(2,446)
Restricted stock grants	-	961	-	-	(961)	-	-	-
Stock compensation expense	-	-	-	-	289	-	-	289
Purchase of treasury shares	-	-	-	-	-	(147)	-	(147)

Balances at September 30, 2020	$38	$41,684	$70,112	$6,300	$(1,612)	$(8,540)	$108	$108,090

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$8,615	$7,288
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,624	1,624
Depreciation and amortization expense	868	902
Deferred income taxes	179	84
Stock compensation expense	359	289
Increase in cash value of life insurance	(169)	(165)
Gain on sale of securities	(7)	-
Provision for loan losses	75	1,576
Proceeds from sales of loans	103,441	107,225
Loans originated for sale	(97,686)	(107,953)
Gain on sale of loans	(1,900)	(2,031)
Amortization of tax credit investment	266	249
Unrealized (gain) loss on equity securities	(360)	126
Net realized and unrealized gain on foreclosed real estate	-	(6)
(Increase) decrease in accrued interest receivable	230	(244)
Decrease in accrued interest payable	(52)	(42)
Net change in other assets/liabilities	218	229
Net Cash Provided By Operating Activities	15,701	9,151

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of interest-bearing time deposits	1,795	646
Purchase of interest-bearing time deposits	(245)	(999)
Purchase of securities available for sale	(211,780)	(65,534)
Purchase of securities held to maturity	(2,000)	-
Proceeds from maturities of securities available for sale	42,003	26,241
Proceeds from sales of securities available for sale	1,798	-
Principal collected on mortgage-backed obligations	27,636	33,588
Net (increase) decrease in loans receivable	14,642	(27,261)
Investment in tax credit entity	(100)	(1,380)
Proceeds from sale of foreclosed real estate	45	170
Purchase of premises and equipment	(176)	(400)
Net Cash Used In Investing Activities	(126,382)	(34,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit	101,833	111,222
Purchase of treasury stock	(94)	(147)
Dividends paid	(2,646)	(2,446)
Net Cash Provided By Financing Activities	99,093	108,629

Net Increase (Decrease) in Cash and Cash Equivalents	(11,588)	82,851
Cash and cash equivalents at beginning of period	175,888	51,360
Cash and Cash Equivalents at End of Period	$164,300	$134,211

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the financial holding company for First Harrison Bank (“Bank”), an Indiana chartered commercial bank and wholly owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio.  First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio.  FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.  Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2021, and the results of operations for the three and nine months ended September 30, 2021 and 2020 and the cash flows for the nine months ended September 30, 2021 and 2020.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1 – continued)

Due to the COVID-19 pandemic market interest rates declined significantly in 2020, as the Federal Open Market Committee reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%.  These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the financial impact will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 signed into law on December 27, 2020 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1 2022, or 60 days after the national emergency concerning COVID-19 terminates.  The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through September 30, 2021, and additional modifications may occur in the fourth quarter of 2021.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”).  The Consolidation Appropriations Act previously mentioned included the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, which allocated an additional $284 million in a second round of PPP loans.  PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two or five years, if not forgiven in whole or in part.  Payments are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period, and the loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee based on the size of the loan.  The SBA began accepting submissions for these PPP loans on April 3, 2020 and the second round ended May 31, 2021.  The Bank received SBA authorizations for PPP loans totaling approximately $62.4 million, including $16.5 million in second-draw loans originated in 2021.  As of October 19, 2021, the Bank has received payoffs on $49.7 million of PPP loans from the SBA and had $268,000 remaining in deferred fees related to PPP loans.  For the three and nine months ended September 30, 2021, the Bank recognized $784,000 and $1.7 million, respectively, in PPP fees in interest income.  For the three and nine months ended September 30, 2020, the Bank recognized $204,000 and $358,000, respectively, in PPP fees in interest income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

September 30, 2021
Securities available for sale:
Agency mortgage-backed securities	$96,100	$1,032	$179	$96,953
Agency CMO	9,439	124	1	9,562
Other debt securities:
Agency notes and bonds	124,916	711	782	124,845
Treasury notes and bonds	40,609	-	81	40,528
Municipal obligations	142,377	5,053	384	147,046

Total securities available for sale	$413,441	$6,920	$1,427	$418,934

Securities held to maturity:
Other debt securities:
Corporate notes	$2,000	$37	$-	$2,037

Total securities held to maturity	$2,000	$37	$-	$2,037

December 31, 2020
Securities available for sale:
Agency mortgage-backed securities	$59,997	$1,362	$-	$61,359
Agency CMO	20,842	218	30	21,030
Other debt securities:
Agency notes and bonds	80,359	1,175	3	81,531
Municipal obligations	113,511	6,075	4	119,582

Total securities available for sale	$274,709	$8,830	$37	$283,502

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of September 30, 2021, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$2,165	$2,182	$-	$-
Due after one year through five years	161,603	161,868	-	-
Due after five years through ten years	60,648	62,261	-	-
Due after ten years	83,486	86,108	2,000	2,037
	307,902	312,419	2,000	2,037
Mortgage-backed securities and CMO	105,539	106,515	-	-

	$413,441	$418,934	$2,000	$2,037

Information pertaining to investment securities with gross unrealized losses at September 30, 2021, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Continuous loss position less than twelve months:
Agency mortgage-backed securities	14	$38,783	$179
Agency CMO	4	277	1
Agency notes and bonds	32	89,959	743
Treasury notes and bonds	8	40,528	81
Muncipal obligations	38	27,107	384

Total less than twelve months	96	196,654	1,388

Continuous loss position more than twelve months:
Agency notes and bonds	1	2,961	39

Total more than twelve months	1	2,961	39

Total securities available for sale	97	$199,615	$1,427

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

At September 30, 2021, the U.S. government agency debt securities, including agency notes and bonds, mortgage-backed securities and CMO, Treasury notes and bonds and municipal obligations in a loss position had depreciated approximately 0.7% from the amortized cost basis.  All of the U.S. government agency securities, Treasury notes and bonds and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2021, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the nine months ended September 30, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on sales of available for sale securities.  There were no sales of investment securities or time deposits during the three months ended September 30, 2021 nor the three and nine months ended September 30, 2020.

Certain available for sale debt securities were pledged to secure public fund deposits at September 30, 2021 and December 31, 2020.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three and nine months ended September 30, 2021, the Company recognized an unrealized loss of $67,000 and an unrealized gain of $360,000, respectively, on this equity investment.  During the three and nine months ended September 30, 2020, the Company recognized an unrealized gain of $45,000 and an unrealized loss of $126,000, respectively, on this equity investment.  At September 30, 2021 and December 31, 2020, the equity investment had a fair value of $1.9 million and $1.6 million, respectively, and is included in other assets on the consolidated balance sheets.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods.  See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at September 30, 2021 and December 31, 2020.

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

At September 30, 2021, the balance of foreclosed real estate includes $64,000 of residential real estate properties where physical possession had been obtained.  At December 31, 2020, the Company held no foreclosed real estate.  At September 30, 2021 and December 31, 2020, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $118,000 and $109,000, respectively.

Loans at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020

Real estate mortgage loans:
Residential	$132,226	$131,217
Land	18,187	17,328
Residential construction	50,197	39,160
Commercial real estate	133,480	135,114
Commercial real estate construction	9,592	4,988
Commercial business loans	60,143	82,274
Consumer loans:
Home equity and second mortgage loans	52,456	52,001
Automobile loans	44,277	43,770
Loans secured by savings accounts	1,007	1,083
Unsecured loans	2,241	2,766
Other consumer loans	13,827	16,117
Gross loans	517,633	525,818
Less undisbursed portion of loans in process	(26,473)	(19,179)

Principal loan balance	491,160	506,639

Deferred loan origination fees and costs, net	912	317
Allowance for loan losses	(6,567)	(6,625)

Loans, net	$485,505	$500,331

At September 30, 2021 and December 31, 2020, PPP loans guaranteed by the SBA totaling $13.2 million and $37.3 million, respectively, were included in commercial business loans.  At September 30, 2021 and December 31, 2020, net deferred loan fees related to PPP loans were $268,000 and $843,000, respectively, which will be recognized over the expected life of the loans and as borrowers are granted forgiveness.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2021:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$132,226	$18,187	$33,316	$133,480	$60,143	$52,456	$61,352	$491,160

Accrued interest receivable	439	103	65	300	257	153	208	1,525

Net deferred loan origination fees and costs	109	16	(12)	(59)	(269)	1,127	-	912

Recorded investment in loans	$132,774	$18,306	$33,369	$133,721	$60,131	$53,736	$61,560	$493,597

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,347	$100	$-	$719	$181	$304	$-	$2,651
Collectively evaluated for impairment	131,156	18,206	33,369	132,985	59,950	53,432	61,560	490,658
Acquired with deteriorated credit quality	271	-	-	17	-	-	-	288

Ending balance	$132,774	$18,306	$33,369	$133,721	$60,131	$53,736	$61,560	$493,597

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$7	$-	$7
Collectively evaluated for impairment	1,181	205	403	2,317	764	638	1,022	6,530
Acquired with deteriorated credit quality	30	-	-	-	-	-	-	30

Ending balance	$1,211	$205	$403	$2,317	$764	$645	$1,022	$6,567

An analysis of the allowance for loan losses as of December 31, 2020 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,208	209	292	2,358	843	617	1,067	6,594
Acquired with deteriorated credit quality	31	-	-	-	-	-	-	31

Ending balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three and nine months ended September 30, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2021
Beginning balance	$1,216	$215	$389	$2,357	$784	$625	$1,051	$6,637
Provisions for loan losses	20	(4)	14	(40)	(30)	20	20	-
Charge-offs	(26)	(6)	-	-	-	-	(109)	(141)
Recoveries	1	-	-	-	10	-	60	71

Ending balance	$1,211	$205	$403	$2,317	$764	$645	$1,022	$6,567

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2021
Beginning balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625
Provisions for loan losses	-	5	111	(41)	(89)	37	52	75
Charge-offs	(29)	(9)	-	-	-	(10)	(280)	(328)
Recoveries	1	-	-	-	10	1	183	195

Ending balance	$1,211	$205	$403	$2,317	$764	$645	$1,022	$6,567

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At September 30, 2021 and December 31, 2020, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors.  During 2020, management adjusted the qualitative factors due to economic uncertainties related to COVID-19.  At September 30, 2021, there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio.  As a result, management has maintained the allowance qualitative factor adjustments for each portfolio segment while considering the potential length of the pandemic, continued elevated unemployment rates, the impact of further state and local restrictions, the impact of government stimulus activities and the timeline for economic recovery.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At September 30, 2021, the Company's allowance for loan losses totaled $6.6 million, of which $6.1 million related to qualitative factor adjustments.  At December 31, 2020, the Company's allowance for loan losses totaled $6.6 million, of which $6.0 million related to qualitative factor adjustments.  These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at September 30, 2021 and December 31, 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2021 and for the three months and nine months ended September 30, 2021.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2021:

				Three Months Ended		Nine Months Ended
	At September 30, 2021			September 30, 2021		September 30, 2021
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,347	$1,454	$-	$1,503	$6	$1,653	$18
Land	100	102	-	100	-	99	-
Construction	-	-	-	-	-	-	-
Commercial real estate	719	733	-	730	8	750	26
Commercial business	181	181	-	186	2	196	6
Home equity and second mortgage	16	15	-	63	-	136	1
Other consumer	-	-	-	-	-	-	-

	2,363	2,485	-	2,582	16	2,834	51

Loans with an allowance recorded:
Residential	-	-	-	-	-	-	-
Land	-	-	-	26	-	13	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity and second mortgage	288	295	7	289	-	217	-
Other consumer	-	-	-	-	-	-	-

	288	295	7	315	-	230	-

Total:
Residential	1,347	1,454	-	1,503	6	1,653	18
Land	100	102	-	126	-	112	-
Construction	-	-	-	-	-	-	-
Commercial real estate	719	733	-	730	8	750	26
Commercial business	181	181	-	186	2	196	6
Home equity and second mortgage	304	310	7	352	-	353	1
Other consumer	-	-	-	-	-	-	-

	$2,651	$2,780	$7	$2,897	$16	$3,064	$51

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2020.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
Residential	$1,532	$6	$1,616	$16
Land	90	-	102	-
Construction	-	-	-	-
Commercial real estate	1,301	9	851	27
Commercial business	268	2	258	7
Home equity/2nd mortgage	352	4	204	9
Other consumer	4	-	24	-

	3,547	21	3,055	59

Loans with an allowance recorded:
Residential	109	-	146	-
Land	-	-	-	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial business	191	-	95	-
Home equity/2nd mortgage	-	-	-	-
Other consumer	-	-	-	-

	300	-	241	-

Total:
Residential	1,641	6	1,762	16
Land	90	-	102	-
Construction	-	-	0	-
Commercial real estate	1,301	9	851	27
Commercial business	459	2	353	7
Home equity/2nd mortgage	352	4	204	9
Other consumer	4	-	24	0

	$3,847	$21	$3,296	$59

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$804	$52	$856	$1,154	$-	$1,154
Land	100	-	100	97	59	156
Construction	-	-	-	-	-	-
Commercial real estate	124	-	124	155	-	155
Commercial business	-	-	-	-	-	-
Home equity and second mortgage	304	-	304	-	-	-
Other consumer	-	-	-	-	-	-

Total	$1,332	$52	$1,384	$1,406	$59	$1,465

The following table presents the aging of the recorded investment in loans at September 30, 2021:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,641	$144	$460	$2,245	$130,258	$271	$132,774
Land	111	-	100	211	18,095	-	18,306
Construction	-	81	-	81	33,288	-	33,369
Commercial real estate	-	-	-	-	133,704	17	133,721
Commercial business	285	-	-	285	59,846	-	60,131
Home equity and second mortgage	26	-	304	330	53,406	-	53,736
Other consumer	202	34	-	236	61,324	-	61,560

Total	$2,265	$259	$864	$3,388	$489,921	$288	$493,597

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
September 30, 2021
Pass	$131,481	$18,083	$33,288	$131,149	$59,557	$53,432	$61,512	$488,502
Special Mention	-	61	-	1,219	320	-	48	1,648
Substandard	489	62	81	1,229	254	-	-	2,115
Doubtful	804	100	-	124	-	304	-	1,332
Loss	-	-	-	-	-	-	-	-

Total	$132,774	$18,306	$33,369	$133,721	$60,131	$53,736	$61,560	$493,597

December 31, 2020
Pass	$130,054	$16,925	$25,018	$131,822	$81,452	$52,869	$63,919	$502,059
Special Mention	-	315	-	2,289	284	-	10	2,898
Substandard	642	124	-	1,218	73	408	51	2,516
Doubtful	1,154	97	-	155	-	-	-	1,406
Loss	-	-	-	-	-	-	-	-

Total	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s TDRs by accrual status as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
				Related				Related
				Allowance				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$526	$-	$526	$-	$556	$-	$556	$-
Commercial real estate	595	-	595	-	621	-	621	-
Commercial business	181	-	181	-	210	-	210	-
Home equity and second mortgage	-	287	287	7	345	-	345	-

Total	$1,302	$287	$1,589	$7	$1,732	$-	$1,732	$-

At September 30, 2021 and December 31, 2020, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

The Company restructured two residential mortgages, one commercial business loan, one commercial real estate loan and one second mortgage during the nine months ended September 30, 2020, with an aggregate pre-modification and post-modification outstanding balance of $586,000.  There were no TDRs that were restructured during the three months ended September 30, 2021 and 2020 or the nine months ended September 30, 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and nine months ended September 30, 2021 or 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended September 30, 2021 and the three or nine months ended September 30, 2020.  During the nine months ended September 30, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290,000 that was moved to nonaccrual status.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.  As a result of the payment default described above, a specific reserve of $7,000 was established during the nine months ended September 30, 2021.

As discussed in Note 1, the federal banking agencies issued guidance in March 2020 that short-term modifications (e.g., six months) made to a borrower affected by the COVID-19 pandemic does not need to be identified as a TDR if the loan was current at the time of the modification.  The CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs.  The Consolidated Appropriations Act of 2021 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates.  As of September 30, 2021, the Bank had approved payment extensions of primarily one to three months on $68.1 million of balances in the loan portfolio, primarily related to commercial real estate lending relationships.  Of that total, $53.0 million remained outstanding and all have resumed payments.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(In thousands)	2021	2020

Residential real estate	$271	$271
Commercial real estate	17	26
Carrying amount	288	297
Allowance for loan losses	30	31
Carrying amount, net of allowance	$258	$266

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $356,000 and $390,000 at September 30, 2021 and December 31, 2020, respectively.

There was a $30,000 allowance for loan losses related to PCI loans at September 30, 2021 and a $31,000 allowance for loan losses related to PCI loans at December 31, 2020.  There was a reduction of $1,000 to the provision for loan losses related to PCI loans for the nine-month periods ended September 30, 2021.  There was no net provisions for loan losses related to PCI loans for the three-month period ended September 30, 2021.  There were provisions for loan losses related to PCI loans for the three-month and nine-month periods ended September 30, 2020 of $1,000 and $12,000, respectively.

Accretable yield, or income expected to be collected, is as follows for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Balance at beginning of period	$293	$358	$316	$403
New loans purchased	-	-	-	-
Accretion to income	(7)	(11)	(23)	(33)
Disposals and other adjustments	-	-	-	-
Reclassification (to) from nonaccretable difference	(6)	(2)	(13)	(25)

Balance at end of period	$280	$345	$280	$345

4.          Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At September 30, 2021 and December 31, 2020, the balance of the Bank’s investment was $2.6 million and $2.9 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $396,000 and $496,000, respectively, at September 30, 2021 and December 31, 2020 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The investment is accounted for using the proportional amortization method.  During the three month periods ended September 30, 2021 and 2020, the Bank recognized amortization expense of $89,000 and $67,000, respectively, which was included in income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended September 30, 2021 and 2020, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $106,000 and $129,000, respectively.  During the nine month periods ended September 30, 2021 and 2020, the Bank recognized amortization expense of $266,000 and $249,000, respectively, which was included in income tax expense on the consolidated statements of income.  Additionally, during the nine month periods ended September 30, 2021 and 2020, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $317,000 and $349,000, respectively.

5.         Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,936	$2,746	$8,605	$7,278

Shares:
Weighted average common shares outstanding	3,349,494	3,343,038	3,344,832	3,338,705

Net income attributable to First Capital, Inc. per common share, basic	$0.88	$0.82	$2.57	$2.18

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,936	$2,746	$8,605	$7,278

Shares:
Weighted average common shares outstanding	3,349,494	3,343,038	3,344,832	3,338,705
Add: Dilutive effect of restricted stock	-	5,294	1,441	10,097

Weighted average common shares outstanding, as adjusted	3,349,494	3,348,332	3,346,273	3,348,802

Net income attributable to First Capital, Inc. per common share, diluted	$0.88	$0.82	$2.57	$2.17

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the nine-month period ended September 30, 2021, or for the three-month and nine-month periods ended September 30, 2020.  Restricted stock shares totaling 24,300 were excluded from the calculation of diluted net income per share for the three-month period ended September 30, 2021.

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

On May 22, 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”; collectively with the 2009 Plan, the “Plans”).  The 2019 Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights.  The aggregate number of shares of the Company’s common stock available for issuance under the 2019 Plan may not exceed 176,150 shares.  If an award under the 2009 Plan is canceled, terminates, expires, is forfeited or lapses for any reason, any issued shares subject to the award shall not be available for issuance pursuant to awards subsequently granted under the 2019 Plan.  Further, no additional participants, as that term is defined in the 2009 Plan, are eligible for grants of awards under the 2009 Plan.  The Company generally issues new shares under the 2019 Plan from its authorized but unissued shares.

At September 30, 2021, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model.  Expected volatilities are based on historical volatility of the Company's stock.  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  As of September 30, 2021, no stock options had been granted under the Plans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

On February 18, 2020, the Company granted 14,250 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000.  The restricted stock vests ratably from the grant date through July 1, 2025, with 20% of the shares vesting each year on July 1 beginning July 1, 2021.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2021 amounted to $129,000 and $359,000, respectively. Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2020 amounted to $92,000 and $289,000, respectively.  The total income tax benefit related to stock-based compensation was $18,000 and $73,000, respectively, for the three-month and nine-month periods ended September 30, 2021.  The total income tax benefit related to stock-based compensation was $92,000 and $145,000, respectively, for the three-month and nine-month periods ended September 30, 2020.

A summary of the Company’s nonvested restricted shares under the Plan as of September 30, 2021 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	32,650	$53.93
Granted	-	-
Vested	8,350	$51.00
Forfeited	-	-

Nonvested at September 30, 2021	24,300	$54.94

There were 8,350 shares that vested during the nine-month period ended September 30, 2021 due to normal vesting and 9,350 restricted shares vested during the nine-month period ended September 30, 2020 upon the retirement of a director and normal vesting.  The fair value of restricted shares that vested during the nine-month periods ended September 30, 2021 and 2020 was $371,000 and $656,000, respectively.  At September 30, 2021, there was $1.2 million of unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over a weighted average period of 2.9 years.

7.         Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Cash payments for:
Interest	$907	$1,285
Taxes (net of refunds received)	1,755	656

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	151	58

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on page 37 hereof.  These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2021 and December 31, 2020.  The Company had no liabilities measured at fair value as of September 30, 2021 or December 31, 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2021
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$96,953	$-	$96,953
Agency CMO	-	9,562	-	9,562
Agency notes and bonds	-	124,845	-	124,845
Treasury notes and bonds	-	40,528	-	40,528
Municipal obligations	-	147,046	-	147,046
Total securities available for sale	$-	$418,934	$-	$418,934

Equity securities	$1,913	$-	$-	1,913

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,347	$1,347
Land	-	-	100	100
Commercial real estate	-	-	719	719
Commercial business	-	-	181	181
Home equity and second mortgage	-	-	297	297
Total impaired loans	$-	$-	$2,644	$2,644

Loans held for sale	$-	$4,087	$-	$4,087

Foreclosed real estate:
Residential real estate	$-	$-	$64	$64
Total foreclosed real estate	$-	$-	$64	$64

December 31, 2020
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$61,359	$-	$61,359
Agency CMO	-	21,030	-	21,030
Agency notes and bonds	-	81,531	-	81,531
Municipal obligations	-	119,582	-	119,582
Total securities available for sale	$-	$283,502	$-	$283,502

Equity securities	$1,553	$-	$-	1,553

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,728	$1,728
Land	-	-	97	97
Commercial real estate	-	-	779	779
Commercial business	-	-	211	211
Home equity and second mortgage	-	-	353	353
Total impaired loans	$-	$-	$3,168	$3,168

Loans held for sale	$-	$7,941	$-	$7,941

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At September 30, 2021 and December 31, 2020, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At September 30, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 57%, with a weighted average discount of 22%.  At December 31, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 66%, with a weighted average discount of 27%.  The Company recognized provisions for loan losses of $12,000 and $138,000 for the nine months ended September 30, 2021 and 2020, respectively, for impaired loans.  The Company recognized reductions to the provision for loan losses of $1,000 and $29,000 for the three months ended September 30, 2021 and 2020, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral.  At September 30, 2021 the discount from appraised value was 54%.  At December 31, 2020, the Company had no foreclosed real estate.  There were no charges to write down foreclosed real estate recognized in income for the three months or nine months ended September 30, 2021 or 2020.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended September 30, 2021 and 2020.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended September 30, 2021 and 2020.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2021:
Financial assets:
Cash and cash equivalents	$164,300	$164,300	$164,300	$-	$-
Interest-bearing time deposits	4,851	5,019	-	5,019	-
Securities available for sale	418,934	418,934	-	418,934	-
Securities held to maturity	2,000	2,037	-	2,037	-
Loans held for sale	4,087	4,172	-	4,172	-
Loans, net	485,505	487,796	-	-	487,796
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,204	3,204	-	3,204	-
Equity securities (included in other assets)	1,913	1,913	1,913	-	-

Financial liabilities:
Deposits	1,002,294	1,002,469	-	-	1,002,469
Accrued interest payable	101	101	-	101	-

December 31, 2020:
Financial assets:
Cash and cash equivalents	$175,888	$175,888	$175,888	$-	$-
Interest-bearing time deposits	6,396	6,687	-	6,687	-
Securities available for sale	283,502	283,502	-	283,502	-
Loans held for sale	7,941	8,101	-	8,101	-
Loans, net	500,331	506,207	-	-	506,207
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,434	3,434	-	3,434	-
Equity securities (included in other assets)	1,553	1,553	1,553	-	-

Financial liabilities:
Deposits	900,461	901,073	-	-	901,073
Accrued interest payable	153	153	-	153	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts.  The fair value of investment securities is based on quoted market prices (where available) or values obtained from an independent pricing service.  The fair value of loans (excluding loans held for sale), interest-bearing time deposits in other financial institutions, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods utilized to measure the fair value of financial instruments at September 30, 2021 and December 31, 2020 represent an approximation of exit price, but an actual exit price may differ.

9.         Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)

Service charges on deposit accounts	$514	$464	$1,348	$1,292
ATM and debit card fees	1,009	939	3,027	2,580
Investment advisory income	103	86	272	278
Other	28	28	91	92
Revenue from contracts with customers	1,654	1,517	4,738	4,242

Net gains on loans and investments	536	1,025	2,267	1,905
Increase in cash value of life insurance	51	48	169	165
Other	29	26	86	80
Other noninterest income	616	1,099	2,522	2,150

Total noninterest income	$2,270	$2,616	$7,260	$6,392

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

Critical Accounting Policies

During the nine months ended September 30, 2021, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

COVID-19 Update

The COVID-19 pandemic has placed significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world.  The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders:

●

Following the guidelines of the Center for Disease Control and local governments, we have updated our branch operating procedures.  All our lobbies, with the exception of one supermarket location, are now open and the mask mandate has been lifted.  This is subject to change due to changes in federal, state and local law (including, without limitation, governor executive orders) and/or bank policies.  We have enhanced daily cleaning of our facilities and instruct and advise customers and employees to maintain appropriate social distancing.  We also actively encourage customers to utilize alternative channels such as our online and mobile banking platforms.

●	We hold executive committee meetings as needed to address issues as the guidelines related to the pandemic and related programs change rapidly.

●

We have expanded our use of technology to allow many of our back-office employees to work safely and productively from home.  Some of our normally scheduled meetings, including Board of Director meetings and various committee meetings, are now held virtually instead of in-person.

●

The Bank is assisting its customers experiencing COVID-19 related hardships by approving payment extensions and waiving or refunding certain banking fees.  As of September 30, 2021, the Bank had approved payment extensions, generally for periods of one to three months, on $68.1 million of balances in the loan portfolio, primarily related to commercial real estate lending relationships.  Of that total, $53.0 million remained outstanding and all have resumed payments.

●

The Bank was an active participant in the PPP and received SBA authorizations and originated approximately $62.4 million for PPP loans, including $16.5 million in second-draw loans.  Also, as of October 19, 2021, the Bank has received payoffs on $49.7 million of PPP loans from the SBA.

●

Certain industries are widely expected to be particularly impacted by COVID-19 and efforts to contain it.  Those industries include travel, hospitality and entertainment.  At September 30, 2021, the Company’s commercial loan exposure to the hotel and restaurant industries was approximately $12.9 million and $8.2 million, respectively, representing approximately 4.3% of the total loan portfolio.  Based on the evaluation at September 30, 2021, management believes the allowance for loan losses is adequate to cover estimated losses in the loan portfolio.  However, as the pandemic continues, additional losses could be recognized.

Management continues to closely monitor the pandemic and will take additional action to respond to the pandemic as the situation continues to evolve.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Financial Condition

Total assets increased $105.2 million from $1.02 billion at December 31, 2020 to $1.12 billion at September 30, 2021, an increase of 10.3%.

Net loans receivable (excluding loans held for sale) decreased $14.8 million from $500.3 million at December 31, 2020 to $485.5 million at September 30, 2021.  Commercial business loans decreased $22.1 million during the nine months ended September 30, 2021 due primarily to PPP loan forgiveness payments from the SBA.  Other consumer loans and commercial real estate loans also decreased $2.4 million and $1.6 million, respectively, while construction loans increased $8.3 million during the same period.

Securities available for sale increased $135.4 million from $283.5 million at December 31, 2020 to $418.9 million at September 30, 2021.  Purchases of $211.8 million of securities classified as available for sale were made during the nine months ended September 30, 2021 and consisted primarily of municipal bonds, U.S. Treasuries, government agency notes and bonds and mortgage-backed securities.  Maturities and principal payments of available for sale securities totaled $42.0 million and $27.6 million, respectively, during the nine months ended September 30, 2021.   Government agency mortgage-backed securities and CMO’s totaling $1.8 million were sold during the nine months ended September 30, 2021.

Cash and cash equivalents decreased from $175.9 million at December 31, 2020 to $164.3 million at September 30, 2021, primarily due to security purchases partially offset by deposit growth.

Total deposits increased from $900.5 million at December 31, 2020 to $1.00 billion at September 30, 2021.  Interest-bearing demand deposits, savings accounts and noninterest-bearing demand deposits increased $44.5 million, $37.9 million and $22.8 million, respectively, during the nine months ended September 30, 2021 primarily due to new accounts, normal balance fluctuations and stimulus funds, while time deposits decreased $3.4 million during the period.

Total stockholders' equity attributable to the Company increased from $110.6 million at December 31, 2020 to $114.4 million at September 30, 2021, primarily due to a $6.0 million increase in retained net income partially offset by a $2.5 million decrease in the net unrealized gain on available for sale securities. The decrease in the net unrealized gain on available for sale securities during the period is primarily due to changes in long-term market interest rates.

Results of Operations

Net income for the nine-month periods ended September 30, 2021 and 2020.  Net income attributable to the Company was $8.6 million ($2.57 per diluted share) for the nine months ended September 30, 2021 compared to $7.3 million ($2.17 per diluted share) for the same time period in 2020.  The increase is primarily due to a decrease in the provision for loan losses and an increase in noninterest income, partially offset by an increase in noninterest expense.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net income for the three-month periods ended September 30, 2021 and 2020.  Net income attributable to the Company was $2.9 million ($0.88 per diluted share) for the three months ended September 30, 2021 compared to $2.7 million ($0.82 per diluted share) for the three months ended September 30, 2020.  The increase is primarily due to an increase in net interest income after the provision for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net interest income for the nine-month periods ended September 30, 2021 and 2020.  Net interest income increased $270,000 for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in interest-earning assets partially offset by a decrease in the interest rate spread.

Total interest income decreased $118,000 for the nine months ended September 30, 2021 compared to the same period in 2020.  For the nine months ended September 30, 2021, the average balance of interest-earning assets and their tax-equivalent yield were $1.01 billion and 3.01%, respectively.  During the same period in 2020, the average balance of those assets was $822.3 million and the tax-equivalent yield was 3.68%.  The decrease in the tax-equivalent yield was primarily due to the Federal Open Market Committee (FOMC) lowering rates during March 2020 due to the COVID-19 pandemic and balance sheet growth in investment securities and federal funds sold, both lower-yielding asset classifications.

Total interest expense decreased $388,000 for the nine months ended September 30, 2021 compared to the same period in 2020.  The average balance of interest-bearing liabilities increased from $601.7 million for 2020 to $720.0 million for 2021.  The average rate paid on interest-bearing liabilities decreased from 0.28% to 0.16% when comparing the two periods.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis decreased from 3.40% for the nine months ended September 30, 2020 to 2.85% for the same period in 2021.

Net interest income for the three-month periods ended September 30, 2021 and 2020.  Net interest income increased $598,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in interest-earning assets partially offset by a decrease in the interest rate spread.

Total interest income increased $505,000 for the three months ended September 30, 2021 compared to the same period in 2020.  For the three months ended September 30, 2021, the average balance of interest-earning assets and their tax-equivalent yield were $1.04 billion and 3.04%, respectively.  During the same period in 2020, the average balance of those assets was $871.2 million and the tax-equivalent yield was 3.40%.  The changes in yields are primarily due the previously mentioned growth in the average balance of investment securities and federal funds sold.

Total interest expense decreased $93,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  The average balance of interest-bearing liabilities increased from $625.9 million to $744.7 million when comparing the two periods, which was more than offset by a decrease in the average rate paid on those liabilities from 0.24% for the three months ended September 30, 2020 to 0.15% for the same period in 2021.  As a result, the tax-equivalent interest rate spread decreased from 3.16% for the three months ended September 30, 2020 to 2.89% for the same period in 2021.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for loan losses.  Based on management’s analysis of the allowance for loan losses, the provision for loan losses decreased from $1.6 million for the nine-month period ended September 30, 2020 to $75,000 for the same period in 2021.  No provision for loan losses was recorded for the three-month period ended September 30, 2021 compared to $400,000 for the same period in 2020.  The provision for loan losses was higher in 2020 compared to 2021 due to changes in the qualitative factors within the Bank’s allowance for loan losses calculation related to uncertainties that surrounded the COVID-19 pandemic during 2020.  The Bank recognized net charge-offs of $133,000 for the nine months ended September 30, 2021 compared to $233,000 during the same period in 2020.

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

The allowance for loan losses was $6.6 million at September 30, 2021 and December 31, 2020.  Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date.  While it is too early to know the full extent of potential future losses associated with the impact of COVID-19, management continues to monitor the situation and may need to adjust future expectations as developments occur throughout the remainder of the year.  At September 30, 2021, nonperforming loans amounted to $1.4 million compared to $1.5 million at December 31, 2020.  Included in nonperforming loans were loans 90 days or more past due and still accruing interest of $52,000 and $59,000 at September 30, 2021 and December 31, 2020, respectively.  These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery.  At September 30, 2021 and December 31, 2020, nonaccrual loans amounted to $1.3 million and $1.4 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2021 and 2020.  Noninterest income for the nine months ended September 30, 2021 increased $868,000 compared to the nine months ended September 30, 2020.  The increase was primarily due to a $360,000 unrealized gain on equity securities during the nine months ended September 30, 2021 compared to a $126,000 unrealized loss on equity securities during the same period in 2020.  In addition, ATM and debit card fees increased $447,000 when comparing the two periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended September 30, 2021 and 2020.  Noninterest income for the quarter ended September 30, 2021 decreased $346,000 as compared to the quarter ended September 30, 2020.  Gains on the sale of loans decreased $377,000 when comparing the two periods.  Included in gains on the sale of loans during the third quarter of 2020 was a $214,000 gain on the sale of the Bank’s $1.5 million credit card portfolio.   The third quarter of 2020 also included a $45,000 unrealized gain on equity securities compared to a $67,000 unrealized loss on equity securities during the same period in 2021.

Noninterest expense for the nine-month periods ended September 30, 2021 and 2020.  Noninterest expense for the nine months ended September 30, 2021 increased $808,000 compared to the same period in 2020.  Compensation and benefit expense, professional fees and data processing expense increased $409,000, $347,000 and $237,000, respectively, when comparing the two periods.

Noninterest expense for the three-month periods ended September 30, 2021 and 2020.  Noninterest expense for the quarter ended September 30, 2021 increased $279,000 compared to the quarter ended September 30, 2020.  This was primarily due to increases in compensation and benefits expense, data processing expense and professional fees by $141,000, $112,000 and $111,000, respectively, when comparing the two periods, partially offset by a $93,000 decrease in other expenses when comparing the two periods.

Income tax expense.  Income tax expense for the nine-month period ended September 30, 2021 was $1.7 million, for an effective tax rate of 16.6%, compared to $1.2 million, for an effective tax rate of 14.2%, for the same period in 2020.  For the three-month period ended September 30, 2021, income tax expense and the effective tax rate were $596,000 and 16.9%, respectively, compared to $413,000 and 13.1%, respectively, for the same period in 2020.  The increase in the effective tax rate for 2021 is primarily due to an increase in pre-tax income and a change in Kentucky tax law that subjects the Bank to the state’s corporate income tax effective January 1, 2021 as opposed to the bank franchise tax, which was repealed.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2021, the Bank had cash and cash equivalents of $162.2 million and securities available-for-sale with a fair value of $418.9 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.1 million at September 30, 2021.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8.5% for calendar year 2021 and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7.5% for 2021 and 8% for 2022 and thereafter.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of September 30, 2021 and its CBLR was 8.90% as of that date.  At September 30, 2021, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended September 30, 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2021 and December 31, 2020 financial information:

	At September 30, 2021		At December 31, 2020
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,198	4.40%	$1,961	7.29%
200bp	1,967	7.22	2,386	8.87
100bp	956	3.51	1,278	4.75
Static	-	-	-	-
(100)bp	(922)	(3.38)	(828)	(3.08)
(200)bp	(1,984)	(7.28)	(1,726)	(6.42)

At September 30, 2021 and December 31, 2020, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  Alternatively, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  During the nine months ended September 30, 2021, the Company updated betas on deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2021 and December 31, 2020 financial information:

	At September 30, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$206,816	$44,829	27.67%	19.97%	549bp
200bp	202,996	41,009	25.32	19.12	464bp
100bp	184,041	22,054	13.61	16.90	242bp
Static	161,987	-	-	14.48	0bp
(100)bp	130,489	(31,498)	(19.45)	11.38	(310)bp
(200)bp	100,562	(61,425)	(37.92)	8.59	(589)bp

	At December 31, 2020
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$183,730	$59,312	47.67%	19.20%	669bp
200bp	173,966	49,548	39.82	17.81	560bp
100bp	150,573	26,155	21.02	15.11	290bp
Static	124,418	-	-	12.21	0bp
(100)bp	95,757	(28,661)	(23.04)	9.19	(302)bp
(200)bp	103,290	(21,128)	(16.98)	9.70	(251)bp

The previous tables indicate that at September 30, 2021 and December 31, 2020 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates.  As previously mentioned in this report, during the nine months ended September 30, 2021, the Company updated betas on deposits to better reflect the market and also updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2021	1,210	$44.40	1,210	137,340

August 1 through August 31, 2021	0	N/A	0	137,340

September 1 through September 30, 2021	0	N/A	0	137,340

Total	1,210	$44.40	1,210

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 12, 2021	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated November 12, 2021	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO and Treasurer