Form 10-K
period 2021-12-31
FIRST CAPITAL INC
filed 2022-03-14
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $140.4 million, based upon the closing price of $43.36 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021.

The number of shares outstanding of the registrant’s common stock as of February 28, 2022 was 3,373,095.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

On September 20, 2017, the Bank filed applications with the Indiana Department of Financial Institutions (“IDFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert from a federal savings association into an Indiana chartered commercial bank (the “Conversion”), and since June 30, 2018, the IDFI is the Bank’s primary regulator and the FDIC is the Bank’s primary federal regulator. The Conversion did not affect the Bank’s clients in any way and did not affect FDIC deposit insurance on eligible accounts as the Bank’s deposits are federally insured by the FDIC under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Market Area and Competition

The Bank considers Harrison, Floyd, Clark and Washington counties in Indiana and Bullitt County in Kentucky its primary market area. All of its offices are located in these five counties, which results in most of the Bank’s loans being made in these five counties. The main office of the Bank is located in Corydon, Indiana, 35 miles west of Louisville, Kentucky. The Bank aggressively competes for business with local banks, as well as large regional banks. Its most direct competition for deposit and loan business comes from the commercial banks operating in these five counties. Based on data published by the FDIC, the Bank is the leader in FDIC-insured institutions in deposit market share in Harrison County, Indiana, which includes the Bank’s main office, and in Bullitt County, Kentucky, where Peoples was headquartered.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 (“CAA”) signed into law on December 27, 2020 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2021.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”). The CAA included the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, which allocated an additional $284 million in a second round of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two or five years, if not forgiven in whole or in part. Payments are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period, and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee based on the size of the loan. The SBA began accepting submissions for these PPP loans on April 3, 2020 and the second round ended May 31, 2021. The Bank received SBA authorizations for PPP loans totaling approximately $62.4 million, including $16.5 million in second-draw loans originated in 2021. As of January 21, 2022, the Bank has received payoffs on $61.5 million of PPP loans from the SBA and had $13,000 remaining in deferred fees related to PPP loans. For the years ended December 31, 2021 and 2020, the Bank recognized $2.0 million and $791,000, respectively, in PPP fees in interest income.

Lending Activities

General. The Bank has transformed the composition of its balance sheet from that of a traditional thrift institution to that of a commercial bank. On the asset side, this was accomplished in part by selling in the secondary market the newly-originated qualified fixed-rate residential mortgage loans while retaining variable rate residential mortgage loans in the portfolio. This transformation was also enhanced by expanding commercial lending staff dedicated to growing commercial real estate and commercial business loans. The Bank also originates consumer loans and residential construction loans for the loan portfolio. The Bank does not offer, and has not offered, Alt-A, sub-prime or no-document mortgage loans.

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
Residential (1)	$130,603	25.38%	$131,217	24.95%	$131,959	26.74%
Land	19,478	3.78%	17,328	3.29%	19,185	3.89%
Commercial real estate	137,915	26.79%	135,114	25.70%	121,563	24.63%
Residential construction (2)	49,949	9.70%	39,160	7.45%	35,554	7.20%
Commercial real estate construction	10,010	1.94%	4,988	0.95%	20,086	4.07%
Total mortgage loans	347,955	67.59%	327,807	62.34%	328,347	66.53%

Consumer Loans:
Home equity and second mortgage loans	54,453	10.58%	52,001	9.89%	54,677	11.08%
Automobile loans	43,946	8.54%	43,770	8.32%	46,443	9.41%
Loans secured by savings accounts	827	0.16%	1,083	0.21%	1,372	0.28%
Unsecured loans	2,219	0.43%	2,766	0.53%	3,653	0.74%
Other (3)	13,579	2.64%	16,117	3.06%	13,700	2.78%
Total consumer loans	115,024	22.35%	115,737	22.01%	119,845	24.29%

Commercial business loans	51,787	10.06%	82,274	15.65%	45,307	9.18%
Total gross loans	514,766	100.00%	525,818	100.00%	493,499	100.00%
Less:
Due to borrowers on loans in process	26,520		19,179		23,081
Deferred loan fees net of direct costs	(1,124)		(317)		(1,137)
Allowance for loan losses	6,083		6,625		5,061
Total loans, net	$483,287		$500,331		$466,494

__________________________

(1) Includes conventional one- to four- family and multi-family residential loans.
(2) Includes construction loans for which the Bank has commited to provide permanent financing.
(3) Includes loans secured by lawn and farm equipment, mobile homes, and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $29.8 million, or 22.9% of the residential loan portfolio at December 31, 2021. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2021, the Bank originated and funded $128.4 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2021, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $8.1 million and outstanding balances of $3.0 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $49.1 million at December 31, 2021, of which $17.3 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2021 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total
	(In thousands)

Residential mortgage loans	$10,512	$32,352	$53,337	$34,402	$130,603
Land loans	2,599	5,659	8,496	2,724	19,478
Commercial real estate loans	13,511	40,496	71,046	12,862	137,915
Construction loans (1) (2)	59,959	-	-	-	59,959
Home equity / second mortgage loans	2,486	4,588	4,952	42,427	54,453
Other consumer loans	17,348	38,299	4,750	174	60,571
Commercial business	15,215	24,700	8,046	3,826	51,787
Total gross loans	$121,630	$146,094	$150,627	$96,415	$514,766

__________________________

(1) Includes commercial real estate construction loans.
(2) Includes construction loans for which the bank has commited to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2022, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates
	(In thousands)

Residential mortgage loans	$43,441	$76,650
Land loans	3,871	13,008
Commercial real estate loans	38,709	85,695
Construction loans (1) (2)	-	-
Home equity / second mortgage loans	2,630	49,337
Other consumer loans	36,758	6,465
Commercial business	30,714	5,858
Total gross loans	$156,123	$237,013

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $19.1 million at December 31, 2021.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2021, the Bank had outstanding letters of credit of $183,000.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $1.1 million of net deferred loan costs at December 31, 2021.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2021, the Bank had commitments to originate $2.4 million in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. However, at December 31, 2021, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold. Fair value is estimated based on fees that would be charged on commitments with similar terms.

Delinquencies. The Bank’s collection procedures provide for a series of contacts with delinquent borrowers. A late charge is assessed and a late charge notice is sent to the borrower after the 15th day of delinquency. After 20 days, the collector places a phone call to the borrower. When a payment becomes 60 days past due, the collector issues a default letter. If a loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure or other litigation proceedings. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding delinquent loans.

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

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2021. The Bank would have recorded interest income of $80,000 for the year ended December 31, 2021 had nonaccrual loans been current in accordance with their original terms.

At December 31, 2021, nonperforming loans totaled $1.3 million, consisting of nonaccrual loans of $1.3 million and loans over 90 days past due of $3,000. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank generally does not forgive principal or interest on restructured loans. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2021, TDRs totaled $1.3 million with $7,000 related allowance for loan losses on TDRs. TDRs on nonaccrual status totaled $287,000 at December 31, 2021. TDRs performing according to their restructured terms and on accrual status totaled $975,000 at December 31, 2021. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding TDRs.

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

At December 31, 2021, the Bank had $1.3 million in doubtful/nonaccrual loans and $2.2 million in substandard loans. In addition, the Bank identified $1.6 million in loans as special mention loans at December 31, 2021. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding classified loans.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2021, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2021, discounts from appraised values used to value impaired loans for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the property ranged from 10% to 56%, with a weighted average of 23%.

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

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense as a component of net loss on foreclosed real estate. At December 31, 2021, the Bank had foreclosed real estate totaling $36,000. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2021, the Company’s specific allowance totaled $7,000.

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

At December 31, 2021, the Company's allowance for loan losses totaled $6.1 million, of which $5.5 million related to qualitative factor adjustments. At December 31, 2020, the Company's allowance for loan losses totaled $6.6 million, of which $6.0 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at December 31, 2021 and 2020.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)

Allowance at beginning of period	$6,625	$5,061	$4,065
Provision (credit) for loan losses	(325)	1,801	1,425
	6,300	6,862	5,490
Recoveries:
Residential mortgage loans	5	51	117
Land loans	-	-	1
Commercial real estate loans	-	-	-
Construction loans	-	-	-
Home equity / second mortgage loans	8	11	19
Other consumer loans	214	212	196
Commercial business	10	-	4
Total recoveries	237	274	337

Charge-offs:
Residential mortgage loans	35	72	194
Land loans	9	-	-
Commercial real estate loans	-	-	-
Construction loans	-	-	-
Home equity / second mortgage loans	10	-	24
Other consumer loans	400	407	548
Commercial business	-	32	-
Total charge-offs	454	511	766
Net (charge-offs) recoveries	(217)	(237)	(429)
Balance at end of period	$6,083	$6,625	$5,061

Ratio of allowance for loan losses to total loans outstanding at the end of the period	1.25%	1.31%	1.08%

Ratio of nonaccrual loans to total loans outstanding at the end of the period	0.27%	0.28%	0.38%

Ratio of allowance for loan losses to nonaccrual loans at the end of the period	458.40%	471.19%	286.74%

Ratio of net charge-offs to average loans outstanding during the period
Residential mortgage loans	0.02%	0.02%	0.06%
Land loans	0.05%	0.00%	0.00%
Commercial real estate loans	0.00%	0.00%	0.00%
Construction loans	0.00%	0.00%	0.00%
Home equity / second mortgage loans	0.00%	(0.02)%	0.01%
Other consumer loans	0.30%	0.30%	0.57%
Commercial business	(0.02)%	0.04%	(0.01)%
Total net charge-offs to average loans outstanding during the period	0.04%	0.05%	0.09%

During the year ended December 31, 2020, the Company adjusted the qualitative factors due to economic uncertainties related to the ongoing COVID-19 pandemic. During the year ended December 31, 2021, while there was still uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio, the Company decreased the COVID-19 qualitative factor adjustments for each portfolio segment based on loan performance, unemployment rates, the level of cases, vaccination status and government guidelines. There were no other material changes in the ratios presented above, or the related components, during the periods presented.

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)

Residential mortgage loans	$1,174	25.38%	$1,239	24.95%
Land loans	234	3.78%	209	3.29%
Commercial real estate loans	1,884	26.79%	2,358	25.70%
Construction loans	403	11.64%	292	8.40%
Home equity / second mortgage loans	527	10.58%	617	9.89%
Other consumer loans	988	11.77%	1,067	12.12%
Commercial business	873	10.06%	843	15.65%
Total allowance for loan losses	$6,083	100.00%	$6,625	100.00%

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. As of December 31, 2021, all of the Bank’s mortgage-backed securities had fixed rates.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2021				2020
				Weighted				Weighted
	Fair	Amortized	Percent of	Average	Fair	Amortized	Percent of	Average
	Value	Cost	Portfolio	Yield (1)	Value	Cost	Portfolio	Yield (1)
	(Dollars in thousands)

SECURITIES AVAILABLE FOR SALE
U.S. Agency notes and bonds:
Due in one year or less	$1,375	$1,371	0.31%	2.05%	$19,101	$19,000	6.92%	1.49%
Due after one year through five years	118,245	119,620	26.75%	0.95%	62,430	61,359	22.33%	1.10%
Due after five years through ten years	9,476	9,650	2.16%	1.19%	-	-	0.00%	0.00%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

U.S. Treasury notes and bonds:
Due in one year or less	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after one year through five years	49,794	50,339	11.25%	0.41%	-	-	0.00%	0.00%
Due after five years through ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

Mortgage-backed securities and CMOs: (3)
Due in one year or less	163	162	0.04%	1.06%	-	-	0.00%	0.00%
Due after one year through five years	6,770	6,686	1.49%	1.39%	6,299	6,218	2.26%	1.37%
Due after five years through ten years	31,457	31,050	6.94%	1.44%	36,301	35,439	12.91%	1.43%
Due after ten years	72,307	72,732	16.26%	1.25%	39,789	39,182	14.26%	1.20%

Municipal obligations:
Due in one year or less	674	672	0.15%	2.49%	1,602	1,593	0.58%	2.46%
Due after one year through five years	13,106	12,694	2.84%	2.91%	7,680	7,417	2.70%	3.22%
Due after five years through ten years	47,587	46,454	10.39%	2.44%	39,864	37,626	13.70%	2.72%
Due after ten years	96,381	93,790	20.97%	2.65%	70,436	66,875	24.34%	2.99%

	$447,335	$445,220	99.55%		$283,502	$274,709	100.00%

SECURITIES HELD TO MATURITY (2)
Corporate notes:
Due in one year or less	$-	$-	0.00%	0.00%	$-	$-	0.00%	0.00%
Due after one year through five years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after five years through ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after ten years	2,004	2,000	0.45%	3.88%	-	-	0.00%	0.00%

	$2,004	$2,000	0.45%		$-	$-	0.00%

__________________________

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

The following table presents the maturity distribution of time deposits that are in excess of the FDIC insurance limit (currently $250,000) as of December 31, 2021.

Maturity Period	Balance
(In thousands)

Three months or less	$1,639
Three through six months	3,894
Six through twelve months	1,119
Over twelve months	1,109
Total	$7,761

Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $413.0 million and $332.2 million at December 31, 2021 and 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2021			2020
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$242,685	23.43%	$17,077	$225,608	25.05%	$79,511
NOW accounts	392,675	37.92%	69,511	323,164	35.89%	56,553
Savings accounts	268,602	25.94%	52,800	215,802	23.97%	36,679
Money market accounts	73,781	7.12%	2,464	71,317	7.92%	9,969
Fixed rate time deposits which mature:
Within one year	33,175	3.20%	(1,044)	34,219	3.79%	358
After one year, but within three years	18,907	1.83%	(2,590)	21,497	2.39%	(2,367)
After three years, but within five years	5,571	0.54%	(3,129)	8,700	0.97%	(2,431)
After five years	-	0.00%	-	-	0.00%	-
Club accounts	166	0.02%	12	154	0.02%	12
Total	$1,035,562	100.00%	$135,101	$900,461	100.00%	$178,284

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

The Bank had no borrowed funds under the FHLB advance program during 2021.

The Bank also has an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2021, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2021.

Subsidiary Activities

The Bank is a subsidiary and is wholly-owned by the Company. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc., incorporated to hold a portion of the Bank's real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank acquired in connection with the acquisition of Peoples that holds and operates certain foreclosed real estate properties. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

Personnel

As of December 31, 2021, the Bank had 182 full-time employees and 39 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2021 and, as of that date, its CBLR was 8.84%, meeting all capital adequacy requirements in effect at that date.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2021 of $1.9 million.

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

Federal Reserve System

Previously, the FRB regulations required banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2021: a 3% reserve ratio is assessed on net transaction accounts up to and including $182.9 million; a 10% reserve ratio is applied above $182.9 million. The first $21.1 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. However, effective March 26, 2020, the FRB Board set reserve requirement ratios to 0.0%. In October 2008, the FRB began paying interest on certain reserve balances.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

On March 12, 2020, the SEC finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020. Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year. The Company met this expanded category of smaller reporting company based on the 2019 fiscal year and is no longer considered an accelerated filer. If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer”. The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required if a company is not an accelerated or large accelerated filer. Therefore, the Company’s independent registered public accounting firm was not required to attest on internal control over financial reporting as of December 31, 2021.

Other Regulations

The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives certain check reproductions, such as digital check images and copies made from that image (a “substitute check”), the same legal standing as the original paper check.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the years ended December 31, 2017 and 2018, Indiana imposed a 6.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate was reduced to 6.25% for the tax year ended December 31, 2019, 6.00% for the tax year ended December 31, 2020 and 5.50% for the tax year ended December 31, 2021. The Indiana franchise tax rate will then be reduced to 5.00% and 4.90% for the Company’s tax years ending December 31, 2022 and 2023, respectively, and will remain 4.90% thereafter. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.

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

On March 26, 2019, Kentucky House Bill 354 was enacted and repealed the bank franchise tax effective January 1, 2021 and the Bank was subject to the Kentucky corporation income tax and limited liability entity tax during 2021 and in future years.

The Company’s Indiana tax returns for 2018, 2019 and 2020 are currently being audited by the Indiana Department of Revenue.

ITEM 1A.         RISK FACTORS

Risks Related to COVID-19

The pandemic has impacted our business and that of many customers. The ultimate impact is uncertain and will depend on future action largely outside of our control.

The COVID-19 pandemic has adversely impacted business and financial results for the Company and many of our customers. The ultimate outcome and duration are unknown and largely outside of our control. Previous steps taken include quarantines, travel bans, closing businesses and schools, fiscal and monetary stimulus and legislation intended to give financial aid and other relief. The pandemic and these steps have disrupted economic activity and increased uncertainty. A prolonged recovery period could result in additional economic stress or recession which could increase many of the risk factors identified below.

Business interruptions, supply chain interruptions, labor shortages and overall economic instability due to the pandemic impacts credit risk for the Company as customers may experience cash flow interruptions which affect the ability to make scheduled loan payments. Collateral values may be negatively impacted due to increased property vacancy rates which could affect our ability to liquidate real estate collateral securing real estate loans and maintain loan origination volume. Regulatory changes designed to protect borrowers may delay in our taking certain remediation actions, such as foreclosure. The Bank has assisted customers experiencing COVID-19 related hardships by approving payment extensions and waiving or refunding certain banking fees. As of December 31, 2021, the Bank had approved payment extensions on approximately $68.1 million of loans, primarily related to commercial real estate lending relationships. These payment extensions are generally for up to three months, but may extend for up to six months. At December 31, 2021, $48.9 million of those loans remain outstanding and all have resumed payments. Furthermore, hotel and restaurant operators have been especially impacted by the pandemic and credits with those operators are being closely monitored. At December 31, 2021, restaurant and hotel loans totaled $11.1 million and $10.1 million, respectively. None are over 30 days past due as of that date.

Operational risk has also been enhanced due to the pandemic. The Company faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of our venders. Restrictions on our staff’s access to our facilities could limit our ability to serve our customers and effect operations. We have modified our operations with a portion of our staff working remotely from their homes in order to support continued operations. Additionally, customers are increasingly forced to work remotely. Those working from home may not have appropriately secured remote networks and may be more vulnerable to cyber-attacks or phishing schemes.

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

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2021, $216.5 million, or 41.8% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

At December 31, 2021, the Bank’s commercial business loan portfolio amounted to $51.8 million, or 10.1% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2021, the Bank’s commercial real estate loan portfolio amounted to $137.9 million, or 26.8% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

Decreased residential mortgage origination volume and pricing decisions of competitors may adversely affect our profitability.

The Bank regularly originates and sells residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products and the revenue realized on the sale of loans and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. We recognized gains on the sale of loans of $2.4 million for the year ended December 31, 2021. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.

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

The COVID-19 pandemic had a continued effect on economic conditions in 2021. As previously discussed, there can be no assurance on the economic recovery, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2021.

				Approximate
	Year	Net Book	Owned/	Square
Location	Opened	Value (1)	Leased	Footage
	(Dollars in thousands)

Main Office:
220 Federal Drive, NW
Corydon, Indiana 47112………………………………………	1997	1,340	Owned	12,000

Branch Offices:
391 Old Capital Plaza, NE
Corydon, Indiana 47112………………………………………	1997	74	Leased (2)	425

8095 State Highway 135, NW
New Salisbury, Indiana 47161…………………………….	1999	404	Owned	3,500

710 Main Street
Palmyra, Indiana 47164……………………………………….	1991	629	Owned	6,000

9849 Highway 150
Greenville, Indiana 47124…………………………………..	1986	210	Owned	2,484

5100 State Road 64
Georgetown, Indiana 47122………………………………..	2008	966	Owned	4,988

4303 Charlestown Crossing
New Albany, Indiana 47150………………………………..	1999	632	Owned	3,500

3131 Grant Line Road
New Albany, Indiana 47150………………………………..	2003	1,232	Owned	12,200

5609 Williamsburg Station Road
Floyds Knobs, Indiana 47119………………………………	2003	523	Owned	4,160

2744 Allison Lane
Jeffersonville, Indiana 47130……………………………..	2003	967	Owned	4,090

1312 S. Jackson Street
Salem, Indiana 47167………………………………………….	2007	681	Owned	3,400

2420 Barron Avenue, NW
Lanesville, Indiana 47136……………………………………	2010	646	Owned	1,450

7735 Highway 62
Charlestown, Indiana 47111……………………………….	2017	1,456	Owned	2,500

1612 Highway 44 East
Shepherdsville, Kentucky 40165………………………..	1980	2,400	Owned	11,892

130 S. Buckman Street
Shepherdsville, Kentucky 40165………………………..	1962	268	Owned	3,840

550 John Harper Highway
Shepherdsville, Kentucky 40165………………………..	1999	1,560	Owned	6,648

100 S. Bardstown Road
Mount Washington, Kentucky 40047………………….	1991	1,039	Owned	5,169

140 S. Poplar Street
Lebanon Junction, Kentucky 40150……………………	1973	150	Owned	2,795

__________________________

(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Lease expires in April 2025.

ITEM 3.         LEGAL PROCEEDINGS

At December 31, 2021, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2021, the Company had 944 stockholders of record and 3,373,095 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2021 and 2020 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period

2021:
First Quarter	$61.61	$47.45	$0.26	$48.71
Second Quarter	52.50	42.57	0.26	43.36
Third Quarter	46.11	40.00	0.26	40.78
Fourth Quarter	43.80	39.00	0.26	40.50

2020:
First Quarter	$75.79	$42.72	$0.24	$59.90
Second Quarter	81.71	45.50	0.24	69.47
Third Quarter	71.07	51.04	0.24	56.05
Fourth Quarter	70.65	53.01	0.24	60.56

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

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through
October 31, 2021	-	N/A	-	137,340

November 1 through
November 30, 2021	-	N/A	-	137,340

December 1 through
December 31, 2021	777	$39.80	777	136,563

Total	777	$39.80	777

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Equity Compensation Plan Information as of December 31, 2021

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

ITEM 6.         [RESERVED]

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Indicators include the following:

●

Net income and earnings per share – Net income attributable to the Company was $11.4 million, or $3.41 per diluted share for 2021 compared to $10.1 million, or $3.02 per diluted share for 2020 or $10.3 million, or $3.09 per diluted share for 2019.

●

Return on average assets and return on average equity – Return on average assets for 2021 was 1.05% compared to 1.12% for 2020 and 1.26% for 2019, and return on average equity for 2021 was 10.15% compared to 9.64% for 2020 and 11.13% for 2019.

●

Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 64.8% for 2021 compared to 62.8% for 2020 and 62.9% for 2019.

●

Asset quality – Net loan charge-offs decreased from $429,000 for 2019 and $237,000 for 2020 to $217,000 for 2021, and the ratio of net charge-offs to average loans outstanding decreased from 0.09% for 2019 and 0.05% for 2020 to 0.04% for 2021. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) decreased from $1.5 million, or 0.14% of total assets, at December 31, 2020 to $1.4 million, or 0.12% of total assets, at December 31, 2021. The allowance for loan losses was 1.25% of total outstanding loans and 457.4% of nonperforming loans at December 31, 2021 compared to 1.31% of total outstanding loans and 452.2% of nonperforming loans at December 31, 2020.

●

Shareholder return – Total annual shareholder return, including the decrease in the Company’s stock price from $60.56 at December 31, 2020 to $40.50 at December 31, 2021 and dividends of $1.04 per share, was -31.4% for 2021 compared to -15.7% for 2020 and 74.1% for 2019. The total return for the three-year period was 2.3%.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

●

Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on those heavily impacted by the pandemic, and originating high-quality commercial and consumer loans. In 2022, management will continue to focus on maintaining the reduced level of nonperforming assets through improved collection efforts and underwriting on nonperforming loans.

●	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

●

Improving profitability by expanding our product offerings to customers and leveraging recent investments in technology to increase the productivity and efficiency of our staff. We have also recently undertaken a profit improvement project with an outside consulting firm that we believe will improve overall profitability in future periods through increased noninterest income and decreased noninterest expenses.

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

●

Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. Our focus in 2022 will be to continue the enhancement and expansion of our customer relationships in these and surrounding markets.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the IDFI and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2021, but management does review (and modify as necessary) the qualitative factors used in the estimate of the allowance for loan losses on a quarterly basis.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 19 of the accompanying Notes to Consolidated Financial Statements describes the methodologies used to determine the fair value of investment securities, impaired loans, loans held for sale and foreclosed real estate. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2021.

Selected Financial Data.

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,

	2021	2020	2019	2018	2017
	(In thousands)

Total assets	$1,156,603	$1,017,551	$827,496	$794,162	$758,956
Cash and cash equivalents (1)	172,509	175,888	51,360	41,112	25,915
Securities available for sale	447,335	283,502	254,562	261,841	271,172
Interest-bearing time deposits	4,839	6,396	6,490	7,710	9,258
Net loans	483,287	500,331	466,494	434,260	409,618
Deposits	1,035,562	900,461	722,177	701,646	664,562
Advances from Federal Home Loan Bank	-	-	-	-	10,000
Stockholders' equity, net of noncontrolling interest in subsidiary	113,828	110,639	98,836	85,844	80,938

	For the Year Ended
OPERATING DATA:	December 31,

	2021	2020	2019	2018	2017
	(In thousands)

Interest income	$29,460	$29,647	$32,054	$28,886	$26,422
Interest expense	1,128	1,561	1,960	1,611	1,392
Net interest income	28,332	28,086	30,094	27,275	25,030
Provision (credit) for loan losses	(325)	1,801	1,425	1,168	915
Net interest income after provision for loan losses	28,657	26,285	28,669	26,107	24,115
Noninterest income	9,551	8,599	6,926	6,168	6,698
Noninterest expense	24,531	23,048	23,270	21,615	20,258
Income before income taxe	13,677	11,836	12,325	10,660	10,555
Income tax expense	2,240	1,692	1,987	1,394	3,103
Net Income	11,437	10,144	10,338	9,266	7,452
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income attributable to First Capital Inc.	$11,424	$10,131	$10,325	$9,253	$7,439

PER SHARE DATA (2):
Net income - basic	$3.41	$3.03	$3.10	$2.78	$2.24
Net income - diluted	3.41	3.02	3.09	2.77	2.23
Dividends	1.04	0.96	0.95	0.92	0.86

__________________________

(1) Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2) Per share data excludes net income attributable to noncontrolling interests.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2021	2020	2019	2018	2017
Performance Ratios:

Return on assets (1)	1.05%	1.12%	1.26%	1.19%	0.99%
Return on average equity (2)	10.15%	9.64%	11.13%	11.46%	9.37%
Dividend payout ratio (3)	30.50%	31.68%	30.65%	33.09%	38.39%
Average equity to average assets	10.37%	11.57%	11.36%	10.37%	10.51%
Interest rate spread (4)	2.80%	3.32%	3.93%	3.72%	3.58%
Net interest margin (5)	2.84%	3.39%	4.02%	3.79%	3.64%
Non-interest expense to average assets	2.26%	2.54%	2.85%	2.77%	2.86%
Average interest earning assets to average interest bearing liabilities	139.51%	137.42%	134.04%	132.29%	130.83%

Regulatory Capital Ratios (Bank only):

Community Bank Leverage Ratio (6)	8.84%	9.37%	10.01%	9.57%	9.67%
Tier 1 risk-based capital ratio			14.03%	13.87%	13.80%
Common equity tier 1 capital ratio			14.03%	13.87%	13.80%
Total risk-based capital ratio			14.90%	14.62%	14.49%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	0.28%	0.29%	0.38%	0.70%	0.69%
Nonperforming assets as a percent of total assets (8)	0.11%	0.14%	0.24%	0.78%	0.90%
Allowance for loan losses as a percent of gross loans receivable	1.25%	1.31%	1.08%	0.93%	0.88%

__________________________

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

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net Income. Net income attributable to the Company was $11.4 million ($3.41 per share diluted; weighted average common shares outstanding of 3,346,495, as adjusted) for the year ended December 31, 2021 compared to $10.1 million ($3.02 per share diluted; weighted average common shares outstanding of 3,349,277, as adjusted) for the year ended December 31, 2020.

Net Interest Income. Net interest income increased $246,000, or 0.9%, from $28.1 million for 2020 to $28.3 million for 2021 primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income decreased $187,000 for 2021 as compared to 2020. This decrease was primarily due to a decrease in the tax-equivalent yield on interest-earning assets from 3.57% for 2020 to 2.95% for 2021, partially offset by an increase in the average balance of interest-earning assets from $846.3 million for 2020 to $1.02 billion for 2021. Interest on loans decreased $751,000 as a result of the average tax-equivalent yield on loans decreasing from 4.93% for 2020 to 4.78% for 2021. Interest and dividends on investment securities (including FHLB stock) increased $607,000 for 2021 compared to 2020 due to an increase in the average balance of investment securities from $256.1 million for 2020 to $364.0 million for 2021 partially offset by a decrease in the tax equivalent yield on investment securities from 2.08% in 2020 to 1.67% in 2021. Other interest income decreased $43,000 for 2021 as compared to 2020 primarily due to the tax equivalent yield of federal funds sold and interest-bearing deposits with banks decreasing from 0.40% to 0.20% when comparing the two periods, partially offset by an increase in the average balance of other interest-earning assets from $92.0 million for 2020 to $162.3 million for 2021.

Total interest expense decreased $433,000, from $1.6 million for 2020 to $1.1 million for 2021, due to a decrease in the average cost of interest-bearing liabilities from 0.25% for 2020 to 0.15% for 2021, partially offset by an increase in the average balance of interest-bearing liabilities from $615.8 million for 2020 to $734.5 million for 2021. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread (tax equivalent basis) decreased from 3.32% for 2020 to 2.80% for 2021. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2021 and 2020 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, the Company recognized a negative provision for loan losses of $325,000 for 2021 compared to a provision for losses of $1.8 million for 2020. The decrease in provision for loan losses primarily reflects changes to qualitative factors within the Bank’s allowance for loan losses calculation related to the COVID-19 pandemic. Total outstanding loans decreased by $18.4 million during 2021 as compared to an increase of $36.2 million during 2020. Net charge-offs decreased from $237,000 for 2020 to $217,000 for 2021, and nonperforming loans decreased from $1.5 million at December 31, 2020 to $1.3 million at December 31, 2021. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income increased $952,000 to $9.6 million for 2021 primarily due to increases in ATM and debit card fees of $588,000 partially offset by a decrease in gains on loans sold of $277,000 when comparing the two periods. Included in gains on the sale of loans during 2020 was a $214,000 gain on the sale of the Bank’s $1.5 million credit card portfolio. The increase in ATM and debit card fees is primarily attributable to increased transaction volume. In addition, noninterest income during 2021 included a $328,000 unrealized gain on equity securities compared to a $194,000 unrealized loss on equity securities during 2020.

Noninterest expense. Noninterest expense increased $1.5 million, to $24.5 million for 2021 primarily due to increases in compensation and benefits expense, data processing expense and professional fees of $729,000, $349,000 and $335,000, respectively. Compensation and benefits increased for 2021 primarily due to normal salary and wage increases. A significant factor in the increase in data processing expenses during 2021 was the expiration of contract credits in 2021 included in the Bank’s new digital platform in the fourth quarter of 2019. The increase in professional fees during 2021 is primarily due to fees related to a profitability enhancement study which began in the fourth quarter of 2021 and will be completed in the first quarter of 2022.

Income tax expense. Tax expense increased $548,000 for 2021 to $2.2 million primarily due to an increase in pre-tax income and a change in Kentucky tax law that subjects the Bank to the state’s corporate income tax effective January 1, 2021. As a result, the effective tax rate increased from 14.3% for 2020 to 16.4% for 2021. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

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

	Year Ended December 31,
	2021			2020			2019
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2) (3):
Taxable	$489,803	$23,571	4.81%	$492,947	$24,389	4.95%	$461,191	$25,635	5.56%
Tax-exempt	8,680	255	2.94%	5,262	170	3.23%	4,190	141	3.37%
Total loans	498,483	23,826	4.78%	498,209	24,559	4.93%	465,381	25,776	5.54%
Investment securities:
Taxable (4)	241,444	2,660	1.10%	170,610	2,613	1.53%	192,567	3,746	1.95%
Tax-exempt	122,506	3,423	2.79%	85,501	2,714	3.17%	65,441	2,159	3.30%
Total investment securities	363,950	6,083	1.67%	256,111	5,327	2.08%	258,008	5,905	2.29%

Federal funds sold	149,864	189	0.13%	80,584	183	0.23%	26,287	600	2.28%
Other interest-earning assets (5)	12,414	135	1.09%	11,366	184	1.62%	11,100	256	2.31%
Total interest-earning assets	1,024,711	30,233	2.95%	846,270	30,253	3.57%	760,776	32,537	4.28%

Noninterest-earning assets	61,048			62,287			55,844
Total assets	$1,085,759			$908,557			$816,620

Interest-bearing liabilities:
Interest-bearing demand deposits	$427,381	$508	0.12%	$352,327	$591	0.17%	$321,647	$912	0.28%
Savings accounts	245,142	167	0.07%	197,267	239	0.12%	177,648	305	0.17%
Time deposits	62,008	453	0.73%	66,216	731	1.10%	68,276	743	1.09%
Total deposits	734,531	1,128	0.15%	615,810	1,561	0.25%	567,571	1,960	0.35%

Total interest-bearing liabilities	734,531	1,128	0.15%	615,810	1,561	0.25%	567,571	1,960	0.35%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	232,196			180,904			150,426
Other liabilities	6,487			6,735			5,834
Total liabilities	973,214			803,449			723,831
Stockholders' equity (6)	112,545			105,108			92,789

Total liabilities and stockholders' equity	$1,085,759			$908,557			$816,620

Net interest income (tax equivalent basis)		$29,105			$28,692			$30,577
Less: tax equivalent adjustment		(773)			(606)			(483)
Net interest income		$28,332			$28,086			$30,094

Interest rate spread			2.80%			3.32%			3.93%

Net interest margin			2.84%			3.39%			4.02%
Ratio of average interest-earning assets to average interest-bearing liabilities			139.51%			137.42%			134.04%
__________________________

(1)  Interest income on loans includes fee income of $2.8 million, $1.8 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Loan fee income includes fees related to PPP loans of $2.0 million and $791,000 for 2021 and 2020, respectively.

(2) Average loan balances include loans held for sale and nonperforming loans.
(3) Interest income on loans includes net accretion on acquired loans of $1,000, $36,000 and $44,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
(4) Includes taxable debt and equity securities and FHLB stock.
(5) Includes interest-bearing deposits with banks and interest-bearing time deposits.
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

	2021 Compared to 2020				2020 Compared to 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(672)	$(150)	$4	$(818)	$(2,816)	$1,764	$(194)	$(1,246)
Tax-exempt	(15)	110	(10)	85	(6)	37	(2)	29
Total loans	(687)	(40)	(6)	(733)	(2,822)	1,801	(196)	(1,217)

Investment securities:
Taxable	(734)	1,086	(305)	47	(801)	(424)	92	(1,133)
Tax-exempt	(325)	1,175	(141)	709	(85)	666	(26)	555
Total investment securities securities	(1,059)	2,261	(446)	756	(886)	242	66	(578)

Federal funds sold	(82)	157	(69)	6	(540)	1,236	(1,113)	(417)
Other interest-earning assets	(60)	17	(6)	(49)	(77)	7	(2)	(72)
Total net change in income on interest-earning assets	(1,888)	2,395	(527)	(20)	(4,325)	3,286	(1,245)	(2,284)

Interest-bearing liabilities:
Interest-bearing deposits	(612)	298	(119)	(433)	(536)	185	(48)	(399)
Total net change in expense on interest-bearing liabilities	(612)	298	(119)	(433)	(536)	185	(48)	(399)

Net change in net interest income (tax equivalent basis)	$(1,276)	$2,097	$(408)	$413	$(3,789)	$3,101	$(1,197)	$(1,885)

Comparison of Financial Condition at December 31, 2021 and 2020

Total assets increased from $1.02 billion at December 31, 2020 to $1.16 billion at December 31, 2021 primarily due to an increase in securities available for sale partially offset by a decrease in net loans receivable.

Net loans receivable decreased from $500.3 million at December 31, 2020 to $483.3 million at December 31, 2021. The primary contributing factor to the decrease in net loans was a decrease of $30.5 million in commercial business loans, including PPP loans. At December 31, 2020, the Bank had a balance of $37.3 million in PPP loans. During 2021, the Bank originated PPP loans totaling $16.5 million and received payments of $52.3 million resulting in a balance of $1.5 million remaining at December 31, 2021. The decrease was partially offset by increases in construction loans, commercial real estate loans and home equity/second mortgage loans of $8.5 million, $2.8 million and $2.5 million, respectively. The Bank continued to sell the majority of newly originated fixed-rate residential mortgage loans in the secondary market. The Bank originated $128.4 million in residential mortgages for sale in the secondary market during 2021 compared to $143.9 million in 2020. Of the total originations for 2021, $23.4 million paid off existing loans in the Bank’s portfolio, the majority of which were construction loans. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, Treasury notes and bonds and municipal obligations, increased from $283.5 million at December 31, 2020 to $447.3 million at December 31, 2021. Purchases of securities available for sale totaled $252.3 million in 2021. These purchases were partially offset by maturities of $42.2 million and principal repayments of $35.6 million in 2021. Government agency mortgage-backed securities and CMO’s totaling $1.8 million were sold during 2021. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase U.S Treasury and federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents decreased from $175.9 million at December 31, 2020 to $172.5 million at December 31, 2021, primarily due to security purchases partially offset by deposit growth.

Total deposits increased $135.1 million to $1.04 billion at December 31, 2021. During 2021, interest-bearing demand deposit accounts (including money market accounts), savings accounts and noninterest-bearing demand deposit accounts increased $72.0 million, $52.8 million and $17.1 million, respectively.

There were no outstanding borrowings at December 31, 2021 or 2020.

Total stockholders’ equity attributable to the Company increased $3.2 million from $110.6 million at December 31, 2020 to $113.8 million at December 31, 2021. This increase is primarily the result of retained net income of $7.9 million partially offset by a net unrealized loss on available for sale securities of $5.1 million due to changes in the yield curve and long-term rate forecasts. As of December 31, 2021, the Company had repurchased 103,904 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 432,438 shares since the original repurchase program began in 2001.

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2021, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $175.1 million and securities available for sale with a fair value of $446.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2021, the Bank had total commitments to extend credit of $157.1 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2021, the Bank had certificates of deposit scheduled to mature within one year of $33.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2021, the Company (on an unconsolidated basis) had liquid assets of $1.9 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations. As previously mentioned in this report, in 2020 the Bank elected to opt in to the CBLR framework. As of December 31, 2021 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with a CBLR of 8.84%. See Note 18 in the accompanying Notes to Consolidated Financial Statements.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2021 and 2020 financial information.

	At December 31, 2021		At December 31, 2020
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)

300bp	$885	3.19%	$1,961	7.29%
200bp	1,853	6.68	2,386	8.87
100bp	908	3.27	1,278	4.75
Static	-	-	-	-
(100)bp	(743)	(2.68)	(828)	(3.08)
(200)bp	(2,004)	(7.23)	(1,726)	(6.42)

At December 31, 2021 and 2020, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, at December 31, 2021 and 2020, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the year ended December 31, 2021, the Company updated the betas on deposits to better reflect the market and also updated the deposit decay rates to levels indicated in a third-party study of customer accounts.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2021 and 2020 financial information.

	At December 31, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$214,645	$46,620	27.75%	20.18%	555bp
200bp	211,155	43,130	25.67	19.36	473bp
100bp	191,558	23,533	14.01	17.13	250bp
Static	168,025	-	-	14.63	0bp
(100)bp	136,411	(31,614)	(18.82)	11.57	(306)bp
(200)bp	97,661	(70,364)	(41.88)	8.11	(652)bp

	At December 31, 2020
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$183,730	$59,312	47.67%	19.20%	669bp
200bp	173,966	49,548	39.82	17.81	560bp
100bp	150,573	26,155	21.02	15.11	290bp
Static	124,418	-	-	12.21	0bp
(100)bp	95,757	(28,661)	(23.04)	9.19	(302)bp
(200)bp	103,290	(21,128)	(16.98)	9.70	(251)bp

The previous tables indicate that at December 31, 2021 and 2020 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the year ended December 31, 2021, the Company updated the betas on deposits to better reflect the market and also updated the deposit decay rates to levels indicated in a third-party study of customer accounts.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Not applicable.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age(1)	Position

Dennis L. Thomas	65	Executive Vice President - Lending
Jill Keinsley	54	Executive Vice President, Human Resources Director

__________________________

(1)         As of December 31, 2021.

Biographical Information

Dennis L. Thomas has been affiliated with the Bank since January 2000. He was employed by Harrison County Bank from 1981 until its merger with the Bank and has served in his present position since 2018. Prior to that time, Mr. Thomas served as Senior Vice President - Lending. Mr. Thomas retired from the Bank on December 31, 2021.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021 and is incorporated herein by reference.

(a)         Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021 and is incorporated herein by reference.

(b)         Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021 and is incorporated herein by reference.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021 and is incorporated herein by reference.

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

(a)(3)         Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
4.1	Description of First Capital, Inc. common stock
10.1	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)
10.2	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Dennis Thomas (3)
10.4	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jill Keinsley (4)
10.5	*First Capital, Inc. 2009 Equity Incentive Plan (5)
10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
10.11	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
10.12	*First Capital, Inc. 2019 Equity Incentive Plan (7)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
21.0	List of Subsidiaries of First Capital, Inc.
23.0	Consent of Monroe Shine and Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses is an estimate of probable credit losses inherent in the loan portfolio incurred as of the balance sheet date. The allowance for loan losses was $6.1 million at December 31, 2021, consisting principally of amounts related to loans collectively evaluated for impairment (the “general component”). The general component of the allowance for loan losses is determined based on the Company’s annualized historical loss experience by loan type over the prior five years, adjusted for qualitative factors. Management considers changes and trends in the following qualitative loss factors: underwriting standards, national and local economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors as determined by management. The determination of the effect of the qualitative factors on the allowance for loan losses involves significant judgment by management. We identified the effect of the qualitative factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the allowance for loan losses, including the implementation of models and the basis for the qualitative factor adjustments.

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

Monroe Shine & Co., Inc.

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

March 14, 2022

FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND 2020

(In thousands, except share and per share data)	2021	2020
ASSETS
Cash and due from banks	$23,497	$28,923
Interest-bearing deposits with banks	3,937	6,232
Federal funds sold	145,075	140,733
Total cash and cash equivalents	172,509	175,888

Interest-bearing time deposits	4,839	6,396
Securities available for sale, at fair value	447,335	283,502
Securities held to maturity	2,000	-
Loans, net	483,287	500,331
Loans held for sale	2,413	7,941
Federal Home Loan Bank and other restricted stock, at cost	1,988	1,988
Foreclosed real estate	36	-
Premises and equipment	15,177	15,950
Accrued interest receivable	3,430	3,434
Cash value of life insurance	8,698	8,479
Goodwill	6,472	6,472
Core deposit intangible	526	672
Other assets	7,893	6,498

Total Assets	$1,156,603	$1,017,551

LIABILITIES
Deposits:
Noninterest-bearing	$242,685	$225,608
Interest-bearing	792,877	674,853
Total deposits	1,035,562	900,461

Accrued interest payable	97	153
Accrued expenses and other liabilities	7,004	6,186
Total liabilities	1,042,663	906,800

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,805,533 shares; outstanding 3,373,095 shares (3,375,760 in 2020)	38	38
Additional paid-in capital	41,684	41,684
Retained earnings-substantially restricted	80,070	72,155
Unearned stock compensation	(1,033)	(1,520)
Accumulated other comprehensive income	1,734	6,822
Less treasury stock, at cost - 432,438 shares (429,773 shares in 2020)	(8,665)	(8,540)
Total First Capital, Inc. stockholders' equity	113,828	110,639

Noncontrolling interest in subsidiary	112	112
Total equity	113,940	110,751

Total Liabilities and Equity	$1,156,603	$1,017,551

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands, except per share data)	2021	2020	2019
INTEREST INCOME
Loans, including fees	$23,772	$24,523	$25,746
Securities:
Taxable	2,644	2,550	3,643
Tax-exempt	2,704	2,144	1,706
Dividends	16	63	103
Other interest income	324	367	856
Total interest income	29,460	29,647	32,054

INTEREST EXPENSE
Deposits	1,128	1,561	1,960
Total interest expense	1,128	1,561	1,960

Net interest income	28,332	28,086	30,094

Provision (credit) for loan losses	(325)	1,801	1,425
Net interest income after provision (credit) for loan losses	28,657	26,285	28,669

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,874	1,788	2,088
ATM and debit card fees	4,076	3,488	2,812
Commission and fee income	377	365	504
Gain (loss) on sale of available for sale securities and time deposits	7	-	(147)
Gain on sale of loans	2,439	2,716	1,191
Unrealized gain (loss) on equity securities	328	(194)	32
Increase in cash value of life insurance	219	210	211
Other income	231	226	235
Total noninterest income	9,551	8,599	6,926

NONINTEREST EXPENSE
Compensation and benefits	14,537	13,808	13,119
Occupancy and equipment	1,770	1,775	1,616
Data processing	3,450	3,101	3,536
Professional fees	1,028	693	742
Advertising	354	340	540
Net loss on foreclosed real estate	19	13	299
Other expenses	3,373	3,318	3,418
Total noninterest expense	24,531	23,048	23,270

Income before income taxes	13,677	11,836	12,325
Income tax expense	2,240	1,692	1,987

Net Income	11,437	10,144	10,338

Less net income attributable to the noncontrolling interest in subsidiary	13	13	13

Net Income Attributable to First Capital, Inc.	$11,424	$10,131	$10,325

Earnings per common share attributable to First Capital, Inc.:
Basic	$3.41	$3.03	$3.10
Diluted	$3.41	$3.02	$3.09

Dividends per share on common shares	$1.04	$0.96	$0.95

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)	2021	2020	2019

Net Income	$11,437	$10,144	$10,338

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(6,670)	6,050	7,163
Income tax (expense) benefit	1,588	(1,370)	(1,649)
Net of tax amount	(5,082)	4,680	5,514

Less: reclassification adjustment for realized (gains) losses included in net income	(7)	-	134
Income tax expense (benefit)	1	-	(29)
Net of tax amount	(6)	-	105

Other Comprehensive Income (Loss), net of tax	(5,088)	4,680	5,619

Total Comprehensive Income	6,349	14,824	15,957

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income Attributable to First Capital, Inc.	$6,336	$14,811	$15,944

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2019	$38	$40,215	$58,137	$(3,477)	$(720)	$(8,349)	$112	$85,956

Net income	-	-	10,325	-	-	-	13	10,338
Other comprehensive income	-	-	-	5,619	-	-	-	5,619
Cash dividends	-	-	(3,196)	-	-	-	(13)	(3,209)
Restricted stock grants	-	508	-	-	(508)	-	-	-
Stock compensation expense	-	-	-	-	288	-	-	288
Purchase of 862 treasury shares	-	-	-	-	-	(44)	-	(44)

Balances at December 31, 2019	38	40,723	65,266	2,142	(940)	(8,393)	112	98,948

Net income	-	-	10,131	-	-	-	13	10,144
Other comprehensive income	-	-	-	4,680	-	-	-	4,680
Cash dividends	-	-	(3,242)	-	-	-	(13)	(3,255)
Restricted stock grants	-	961	-	-	(961)	-	-	-
Stock compensation expense	-	-	-	-	381	-	-	381
Purchase of 2,122 treasury shares	-	-	-	-	-	(147)	-	(147)

Balances at December 31, 2020	38	41,684	72,155	6,822	(1,520)	(8,540)	112	110,751

Net income	-	-	11,424	-	-	-	13	11,437
Other comprehensive loss	-	-	-	(5,088)	-	-	-	(5,088)
Cash dividends	-	-	(3,509)	-	-	-	(13)	(3,522)
Stock compensation expense	-	-	-	-	487	-	-	487
Purchase of 2,665 treasury shares	-	-	-	-	-	(125)	-	(125)

Balances at December 31, 2021	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,437	$10,144	$10,338
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	2,223	2,163	1,764
Depreciation and amortization expense	1,143	1,200	1,070
Deferred income taxes	(131)	(79)	482
Stock compensation expense	487	381	288
Increase in cash value of life insurance	(219)	(210)	(211)
(Gain) loss on sale of available for sale securities and time deposits	(7)	-	147
Provision (credit) for loan losses	(325)	1,801	1,425
Proceeds from sale of loans	136,414	142,812	70,619
Loans originated for sale	(128,447)	(143,861)	(70,755)
Gain on sale of loans	(2,439)	(2,716)	(1,191)
Amortization of tax credit investment	355	338	361
Unrealized (gain) loss on equity securities	(328)	194	(32)
Net realized and unrealized loss on foreclosed real estate	5	4	170
Net unrealized loss on premises and equipment	-	13	-
(Increase) decrease in accrued interest receivable	4	(358)	(248)
Increase (decrease) in accrued interest payable	(56)	(57)	60
Net change in other assets/liabilities	1,515	291	(210)
Net Cash Provided By Operating Activities	21,631	12,060	14,077

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	1,550	94	1,207
Purchase of securities available for sale	(252,292)	(104,392)	(69,260)
Purchase of securities held to maturity	(2,000)	-	-
Proceeds from maturities of securities available for sale	42,164	32,647	30,575
Proceeds from sales of securities available for sale	1,798	-	21,725
Principal collected on mortgage-backed obligations	35,611	46,691	29,679
Net (increase) decrease in loans receivable	17,283	(35,705)	(33,973)
Investment in tax credit entities	(280)	(1,380)	(1,203)
Investment in technology fund	(120)	-	-
Proceeds from sale of foreclosed real estate	45	233	3,116
Proceeds from sale of premises and equipment	65	-	-
Purchase of premises and equipment	(288)	(602)	(2,973)
Net Cash Used In Investing Activities	(156,464)	(62,414)	(21,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	135,101	178,284	20,531
Purchase of treasury stock	(40)	(13)	(2)
Taxes paid on stock award shares for employees	(85)	(134)	(42)
Dividends paid	(3,522)	(3,255)	(3,209)
Net Cash Provided By Financing Activities	131,454	174,882	17,278

Net Increase (Decrease) in Cash and Cash Equivalents	(3,379)	124,528	10,248
Cash and cash equivalents at beginning of year	175,888	51,360	41,112

Cash and Cash Equivalents at End of Year	$172,509	$175,888	$51,360

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the financial holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is an Indiana chartered commercial bank which provides a variety of banking services to individuals and business customers through 18 locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market and also sells non-deposit investment products through a financial services division. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that is currently inactive. FHB Risk Mitigation Services, Inc. (the “Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate and other assets acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Company’s loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana and Louisville, Kentucky metropolitan area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

Investment Securities

Securities Available for Sale: Securities available for sale consist primarily of mortgage-backed and other debt securities and are stated at fair value. The Company holds mortgage-backed securities and other debt securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal Home Loan Bank (“FHLB”), government-sponsored enterprises (collectively referred to as government agencies), as well as collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by the U.S. Treasury and municipalities and political subdivisions of state and local governments.

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

Securities Held to Maturity: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The Company classifies certain corporate debt obligations as held to maturity.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2021 and 2020.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended December 31, 2021, 2020 and 2019.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2021, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

(2)          RESTRICTION ON CASH AND DUE FROM BANKS

Previously, the Bank was required to maintain reserve balances on hand and with the Federal Reserve Bank (“FRB”). However, the FRB Board set the reserve requirement to 0% effective March 26, 2020. The average amount of required reserve balances for the years ended December 31, 2020 and 2019 was approximately $492,000 and $1.9 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)         INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2021 and 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2021
Securities available for sale:
Agency mortgage-backed securities	$102,767	$604	$635	$102,736
Agency CMO	7,863	98	-	7,961
Other debt securities:
Agency notes and bonds	130,641	489	2,034	129,096
Treasury notes and bonds	50,339	-	545	49,794
Municipal obligations	153,610	4,721	583	157,748

Total securities available for sale	$445,220	$5,912	$3,797	$447,335

Securities held to maturity:
Other debt securities:
Corporate notes	$2,000	$4	$-	$2,004

Total securities available for sale	$2,000	$4	$-	$2,004

December 31, 2020
Securities available for sale:
Agency mortgage-backed securities	$59,997	$1,362	$-	$61,359
Agency CMO	20,842	218	30	21,030
Other debt securities:
Agency notes and bonds	80,359	1,175	3	81,531
Municipal obligations	113,511	6,075	4	119,582

Total securities available for sale	$274,709	$8,830	$37	$283,502

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2021, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$2,043	$2,049	$-	$-
Due after one year through five years	182,653	181,145	-	-
Due after five years through ten years	56,104	57,063	-	-
Due after ten years	93,790	96,381	2,000	2,004
	334,590	336,638	2,000	2,004
Mortgage-backed securities and
CMO	110,630	110,697	-	-

	$445,220	$447,335	$2,000	$2,004

At December 31, 2021, certain securities available for sale with an amortized cost of $101.7 million and fair value of $100.9 million were pledged to secure public fund deposits and a blanket collateral agreement with the FHLB.

At December 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2021 and 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

December 31, 2021:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	23	$67,512	$607
Agency notes and bonds	39	98,042	1,710
Treasury notes and bonds	11	49,190	545
Muncipal obligations	49	32,642	479

Total less than twelve months	122	247,386	3,341

Continuous loss position more than twelve months:
Agency mortgage-backed securities	1	1,357	28
Agency notes and bonds	4	13,676	324
Muncipal obligations	4	2,957	104

Total more than twelve months	9	17,990	456

Total securities available for sale	131	$265,376	$3,797

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

December 31, 2020:
Continuous loss position less than twelve months:
Agency CMO	12	$6,189	$18
Agency notes and bonds	2	5,997	3
Municipal obligations	2	1,303	4

Total less than twelve months	16	13,489	25

Continuous loss position more than twelve months:
Agency CMO	4	1,589	12

Total more than twelve months	4	1,589	12

Total securities available for sale	20	$15,078	$37

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

At December 31, 2021, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, Treasury notes and bonds, and agency notes and bonds, in a loss position had depreciated approximately 1.4% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the U.S. government agency debt securities and municipal securities in an unrealized loss position until maturity, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2021, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on the sale of available for sale securities. During the year ended December 31, 2020, the Company sold no available for sale securities. During the year ended December 31, 2019, the Company realized gross gains of $22,000 and gross losses of $156,000 on sales of available for sale securities.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3 - continued)

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the years ended December 31, 2021, 2020 and 2019, the Company recognized an unrealized gain of $328,000, an unrealized loss of $194,000 and an unrealized gain of $32,000, respectively, on this equity investment. At December 31, 2021 and 2020, the equity investment had a fair value of $1.9 million and $1.6 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021 the Company entered into an agreement to invest in a bank technology fund through a limited partnership. At December 31, 2021, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheet. The unfunded commitment related to the limited partnership investment at December 31, 2021 was $880,000 and is reflected in other liabilities on the consolidated balance sheet. The Company expects to fulfill the commitment as capital calls are made through 2026. The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the year ended December 31, 2021.

(4)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020

Real estate mortgage loans:
Residential	$130,603	$131,217
Land	19,478	17,328
Construction	59,959	44,148
Commercial	137,915	135,114
Commercial business loans	51,787	82,274
Consumer loans:
Home equity and second mortgage loans	54,453	52,001
Automobile loans	43,946	43,770
Loans secured by savings accounts	827	1,083
Unsecured loans	2,219	2,766
Other consumer loans	13,579	16,117
Gross loans	514,766	525,818
Less undisbursed portion of loans in process	(26,520)	(19,179)

Principal loan balance	488,246	506,639

Deferred loan origination fees and costs, net	1,124	317
Allowance for loan losses	(6,083)	(6,625)

Loans, net	$483,287	$500,331

At December 31, 2021 and 2020, PPP loans guaranteed by the SBA totaling $1.5 million and $37.3 million, respectively, were included in commercial business loans. At December 31, 2021 and December 31, 2020, net deferred loan fees related to PPP loans were $34,000 and $843,000, respectively, which will be recognized over the expected life of the loans and as borrowers are granted forgiveness.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2021 and 2020, the net unamortized premium on loans acquired from other financial institutions, excluding purchased credit impaired (“PCI”) loans, was $31,000 and $61,000, respectively.

At both December 31, 2021 and 2020, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $1.6 million.

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

The following table represents the aggregate activity for related party loans during the years ended December 31, 2021 and 2020. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2021	2020

Beginning balance	$13,287	$9,520
Adjustments due to officer and director changes	-	(1,051)
New loans	3,391	8,235
Payments	(9,445)	(3,417)

Ending balance	$7,233	$13,287

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2021 and 2020 were $2.6 million and $2.0 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2021 and 2020:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)

December 31, 2021:
Principal loan balance	$130,603	$19,478	$33,439	$137,915	$51,787	$54,453	$60,571	$488,246

Accrued interest receivable	442	103	67	290	180	160	218	1,460

Net deferred loan origination fees and costs	107	13	(15)	(64)	(46)	1,129	-	1,124

Recorded investment in loans	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

December 31, 2020:
Principal loan balance	$131,217	$17,328	$24,969	$135,114	$82,274	$52,001	$63,736	$506,639

Accrued interest receivable	513	116	61	435	378	176	244	1,923

Net deferred loan origination fees and costs	120	17	(12)	(65)	(843)	1,100	-	317

Recorded investment in loans	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)

Allowance for Loan Losses:

Beginning balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625
Provisions	(35)	34	111	(474)	20	(88)	107	(325)
Charge-offs	(35)	(9)	-	-	-	(10)	(400)	(454)
Recoveries	5	-	-	-	10	8	214	237

Ending balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$7	$-	$7
Collectively evaluated for impairment	1,143	234	403	1,884	873	520	988	6,045
Acquired with deteriorated
credit quality	31	-	-	-	-	-	-	31

Ending balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083

Recorded Investment in Loans:

Individually evaluated for impairment	$1,034	$102	$-	$702	$174	$303	$-	$2,315
Collectively evaluated for impairment	129,848	19,492	33,491	137,428	51,747	55,439	60,789	488,234
Acquired with deteriorated
credit quality	270	-	-	11	-	-	-	281

Ending balance	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

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

An analysis of the allowance for loan losses for the year ended December 31, 2019 is as follows:

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

At December 31, 2021 and 2020, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. During the year ended December 31, 2020, management adjusted the qualitative factors due to economic uncertainties related to the novel coronavirus ("COVID-19"). During the year ended December 31, 2021, while there was still uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio, management decreased the COVID-19 qualitative factor adjustments for each portfolio segment based on loan performance, unemployment rates, the level of cases, vaccination status and government guidelines.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At December 31, 2021, the Company's allowance for loan losses totaled $6.1 million, of which $5.5 million related to qualitative factor adjustments. At December 31, 2020, the Company's allowance for loan losses totaled $6.6 million, of which $6.0 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at December 31, 2021 and 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2021.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential	$1,034	$1,163	$-	$1,529	$21
Land	102	104	-	100	-
Construction	-	-	-	-	-
Commercial real estate	702	716	-	740	34
Commercial business	174	174	-	191	8
Home equity and second mortgage	15	15	-	111	2
Other consumer	-	-	-	-	-

	$2,027	$2,172	$-	$2,671	$65

Loans with an allowance recorded:
Residential	$-	$-	$-	$-	$-
Land	-	-	-	10	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity and second mortgage	288	296	7	231	-
Other consumer	-	-	-	-	-

	$288	$296	$7	$241	$-

Total:
Residential	$1,034	$1,163	$-	$1,529	$21
Land	102	104	-	110	-
Construction	-	-	-	-	-
Commercial real estate	702	716	-	740	34
Commercial business	174	174	-	191	8
Home equity and second mortgage	303	311	7	342	2
Other consumer	-	-	-	-	-

	$2,315	$2,468	$7	$2,912	$65

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2020.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
Residential	$1,728	$1,902	$-	$1,638	$22
Land	97	97	-	101	1
Construction	-	-	-	-	-
Commercial real estate	779	784	-	836	36
Commercial business	211	210	-	249	9
Home equity and second mortgage	353	345	-	234	13
Other consumer	-	-	-	19	-

	$3,168	$3,338	$-	$3,077	$81

Loans with an allowance recorded:
Residential	$-	$-	$-	$117	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	76	-
Home equity and second mortgage	-	-	-	-	-
Other consumer	-	-	-	-	-

	$-	$-	$-	$193	$-

Total:
Residential	$1,728	$1,902	$-	$1,755	$22
Land	97	97	-	101	1
Construction	-	-	-	-	-
Commercial real estate	779	784	-	836	36
Commercial business	211	210	-	325	9
Home equity and second mortgage	353	345	-	234	13
Other consumer	-	-	-	19	-

	$3,168	$3,338	$-	$3,270	$81

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2019.

	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,973	$17
Land	147	-
Construction	209	-
Commercial real estate	446	33
Commercial business	330	11
Home equity and second mortgage	29	1
Other consumer	20	-

	$3,154	$62

Loans with an allowance recorded:
Residential	$87	$-
Land	-	-
Construction	-	-
Commercial real estate	81	-
Commercial business	58	-
Home equity and second mortgage	13	-
Other consumer	-	-

	$239	$-

Total:
Residential	$2,060	$17
Land	147	-
Construction	209	-
Commercial real estate	527	33
Commercial business	388	11
Home equity and second mortgage	42	1
Other consumer	20	-

	$3,393	$62

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$806	$-	$806	$1,154	$-	$1,154
Land	102	-	102	97	59	156
Construction	-	-	-	-	-	-
Commercial real estate	115	-	115	155	-	155
Commercial business	-	-	-	-	-	-
Home equity and second mortgage	304	-	304	-	-	-
Other consumer	-	3	3	-	-	-

Total	$1,327	$3	$1,330	$1,406	$59	$1,465

The following table presents the aging of the recorded investment in loans at December 31, 2021:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,186	$158	$501	$1,845	$129,037	$270	$131,152
Land	94	62	102	258	19,336	-	19,594
Construction	-	-	-	-	33,491	-	33,491
Commercial real estate	-	-	-	-	138,130	11	138,141
Commercial business	-	-	-	-	51,921	-	51,921
Home equity and second mortgage	165	-	-	165	55,577	-	55,742
Other consumer	129	3	3	135	60,654	-	60,789

Total	$1,574	$223	$606	$2,403	$488,146	$281	$490,830

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
December 31, 2021
Pass	$129,705	$19,369	$33,491	$135,608	$51,353	$55,438	$60,789	$485,753
Special Mention	-	61	-	1,203	323	-	-	1,587
Substandard	641	62	-	1,215	245	-	-	2,163
Doubtful	806	102	-	115	-	304	-	1,327
Loss	-	-	-	-	-	-	-	-

Total	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

December 31, 2020
Pass	$130,054	$16,925	$25,018	$131,822	$81,452	$52,869	$63,919	$502,059
Special Mention	-	315	-	2,289	284	-	10	2,898
Substandard	642	124	-	1,218	73	408	51	2,516
Doubtful	1,154	97	-	155	-	-	-	1,406
Loss	-	-	-	-	-	-	-	-

Total	$131,850	$17,461	$25,018	$135,484	$81,809	$53,277	$63,980	$508,879

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
				Related				Related
				Allowance				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$216	$-	$216	$-	$556	$-	$556	$-
Commercial real estate	585	-	585	-	621	-	621	-
Commercial business	174	-	174	-	210	-	210	-
Home equity and second mortgage	-	287	287	7	345	-	345	-

Total	$975	$287	$1,262	$7	$1,732	$-	$1,732	$-

At December 31, 2021 and 2020, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the year ended December 31, 2021. The Company restructured three residential real estate loans, two commercial business loans, one commercial real estate loan and one home equity loan during the year ended December 31, 2020, with pre-modification and post-modification balances of $358,000, $43,000, $250,000 and $294,000, respectively. The Company restructured two residential real estate loans, one commercial real estate loan and one home equity loan during the year ended December 31, 2019, with pre-modification and post-modification balances of $225,000, $154,000 and $56,000, respectively. For the TDRs restructured during 2020 and 2019, the terms of modification included the deferral of contractual principal payments and the renewal/extension of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics. There were no principal charge-offs recorded as a result of TDRs during the years ended December 31, 2021, 2020 and 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The Company had no payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified within the previous 12 months during the years ended December 31, 2020 and 2019. During the year ended December 31, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290.000 that was moved to nonaccrual status. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. As a result of the payment default described above, a specific reserve of $7,000 was established during the year ended December 31, 2021. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2020 and 2019.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. The guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2021. As of December 31, 2021, the Bank had approved payment extensions of primarily one to three months on $68.1 million of balances in the loan portfolio, primarily related to commercial real estate lending relationships. At December 31, 2021, all such loans had resumed payments or been paid off.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the carrying amount of PCI loans accounted for under FASB ASC 310-30 at December 31, 2021 and 2020:

(In thousands)	2021	2020

Residential real estate	$270	$271
Commercial real estate	11	26
Carrying amount	281	297
Allowance for loan losses	31	31

Carrying amount, net of allowance	$250	$266

The outstanding balance of PCI loans accounted for under FASB ASC 310-30, including contractual principal, interest, fees and penalties was $339,000 and $390,000 at December 31, 2020 and 2020, respectively.

The allowance for loan losses related to PCI loans was $31,000 at December 31, 2021 and 2020. There were no provisions for loan losses related to PCI loans for the year ended December 31, 2021. Provisions for loan losses related to PCI loans were $19,000 and $12,000 for the years ended December 31, 2020 and 2019, respectively.

Accretable yield, or income expected to be collected, is as follows for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019

Beginning balance	$316	$403	$423
New loans acquired	-	-	-
Accretion to income	(30)	(42)	(46)
Disposals and other adjustements	-	(4)	-
Reclassification (to) from nonaccretable difference	(20)	(41)	26

Ending Balance	$266	$316	$403

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)         PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020

Land and land improvements	$5,219	$5,284
Leasehold improvements	134	134
Office buildings	16,750	16,605
Furniture, fixtures and equipment	6,695	6,701
	28,798	28,724
Less accumulated depreciation	13,621	12,774

Totals	$15,177	$15,950

Depreciation expense was $996,000, $1.1 million and $923,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

(6)         FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019

Beginning balance	$-	$170	$3,142
Transfers from loans to foreclosed real estate	126	67	311
Direct write-downs	(5)	-	(284)
Sales	(85)	(237)	(3,002)
Capitalized expenses and other adjustments	-	-	3

Ending Balance	$36	$-	$170

Net loss on foreclosed real estate was as follows for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019

Net (gain) loss on sales	$-	$4	$(114)
Direct write-downs	5	-	284
Operating expenses, net of income	14	9	129

Ending Balance	$19	$13	$299

At December 31, 2021, the balance of foreclosed real estate includes $36,000 of residential real estate properties where physical possession has been obtained. At December 31, 2020, foreclosed real estate did not include any residential real estate properties where physical possession has been obtained. At December 31, 2021 and 2020, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $53,000 and $109,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)         GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and The Peoples Bank of Bullitt County (“Peoples”) during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2021, 2020 or 2019.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000 each year for 2021, 2020, and 2019.

Core deposit intangibles subject to amortization as of December 31, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	892	746

	$526	$672

Estimated amortization expense for the core deposit intangible for each of the ensuing five years and in the aggregate is as follows:

Years ending December 31:	(In thousands)

2022	$147
2023	147
2024	147
2025	85
2026	-

Total	$526

(8)         DEPOSITS

Deposits at December 31, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020

Noninterest-bearing demand deposits	$242,685	$225,608
NOW accounts	392,675	323,164
Savings accounts	268,768	215,956
Money market accounts	73,781	71,317
Time deposits	57,653	64,416

Total deposits	$1,035,562	$900,461

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8 - continued)

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $8.3 million and $7.5 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2022	$33,175
2023	12,332
2024	6,575
2025	3,930
2026	1,641

Total	$57,653

The Bank held deposits of approximately $21.5 million and $13.2 million for related parties at December 31, 2021 and 2020, respectively.

(9)         LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through The Bankers’ Bank of Kentucky with a maximum borrowing amount of $5.0 million. At December 31, 2021 and 2020, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2021 and 2020, the Bank had no outstanding borrowings under the line of credit.

(10)        ADVANCES FROM FEDERAL HOME LOAN BANK

There were no outstanding advances from the FHLB at December 31, 2021 and 2020. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2021, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for advances was $44.6 million and $26.0 million, respectively.

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

The Company has adopted FASB ASC 842 and all subsequent updates. With the adoption of FASB ASC 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. All of the Company’s leases are classified as operating leases. The Company has elected all applicable practical expedients permitted under the standard, including the option to expense short-term leases with a term of one year or less.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $60,000 and $77,000 at December 31, 2021 and 2020, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $60,000 and $77,000 at December 31, 2021 and 2020, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases may include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At December 31, 2021, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended December 31, 2021, 2020 and 2019 was $31,000, $30,000 and $58,000, respectively. The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019

Operating lease cost	$19	$14	$-
Short-term lease cost	12	16	58

Totals	$31	$30	$58

Future minimum commitments due under operating lease agreements as of December 31, 2021 are as follows, including renewal options that are reasonably certain to be exercised:

Year ending December 31:	(In thousands)

2022	$19
2023	19
2024	19
2025	5
Total lease payments	62
Less imputed interest	(2)

Total	$60

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

The lease term and discount rate at December 31, 2021 and 2020 were as follows:

	2021	2020

Weighted-average remaining lease term (years)	3.25	4.25
Weighted-average discount rate	1.34%	1.34%

Supplemental cash flow information for the years ended December 31, 2021 and 2020 related to leases was as follows:

	2021	2020
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$14

ROU assets obtained in exchange for lease obligations:
Operating leases	-	90

The Company also leases space to tenants under various operating leases. Lease income recorded under tenant leases was $39,000, $30,000 and $27,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Future minimum lease payments to be received under tenant leases with initial or remaining terms in excess of one year total $50,000, $51,000, $38,000, $20,000 and $7,000 for the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively.

(12)         INCOME TAXES

The Company and its corporate subsidiaries file consolidated tax returns. The components of consolidated income tax expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019

Current	$2,371	$1,771	$1,505
Deferred	(131)	(79)	482

Totals	$2,240	$1,692	$1,987

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2021, 2020, and 2019 follows:

(In thousands)	2021	2020	2019

Provision at federal statutory tax rate	$2,872	$2,486	$2,588
State income tax-net of federal tax benefit	266	85	121
Tax-exempt interest income	(608)	(476)	(379)
Bank-owned life insurance income	(46)	(44)	(44)
Captive insurance net premiums	(200)	(200)	(209)
Investment in tax credit entities	(58)	(117)	(114)
Other	14	(42)	24

Totals	$2,240	$1,692	$1,987

Effective tax rate	16.4%	14.3%	16.1%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Significant components of the deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020

Deferred tax assets (liabilities):
Deferred compensation plans	$84	$95
Allowance for loan losses	1,454	1,544
Unrealized loss on equity securities	10	87
Restricted stock	46	57
Interest on nonaccrual loans	157	161
Deferred income	280	-
Other	10	11
Deferred tax assets	2,041	1,955

Unrealized gain on securities available for sale	(382)	(1,971)
Depreciation	(963)	(994)
Deferred loan fees and costs	(268)	(247)
FHLB stock dividends	(37)	(37)
Prepaid expenses	(337)	(346)
Acquisition purchase accounting adjustments	(360)	(400)
Other	(23)	(9)
Deferred tax liabilities	(2,370)	(4,004)

Net deferred tax liability	$(329)	$(2,049)

At December 31, 2021 and 2020, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2018 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal and Indiana state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2021 and 2020 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2021 and 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13)         EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $652,000, $639,000 and $574,000 to the plan for the years ended December 31, 2021, 2020 and 2019, respectively.

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

At December 31, 2021 and 2020, the ESOP trust held 51,946 and 52,004 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts. The aggregate fair value of shares allocated to ESOP participants was $2.1 million and $3.1 million at December 31, 2021 and 2020, respectively.

(14)         DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and will be paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $177,000 and $219,000 at December 31, 2021 and 2020, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $10,000, $12,000 and $15,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14 - continued)

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2041. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $136,000 and $142,000 at December 31, 2021 and 2020, respectively. Deferred compensation expense for the director plan was $16,000, $17,000 and $17,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

At December 31, 2021, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2021, no stock options had been granted under the Plans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

No restricted stock shares were granted during 2021. On February 18, 2020, the Company granted 14,250 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000. The restricted stock vests ratably from the grant date through July 1, 2025, with 20% of the shares vesting each year on July 1 beginning July 1, 2021. On February 19, 2019, the Company granted 9,750 restricted stock shares under the 2009 Plan to directors, officers and key employees at a grant-date price of $52.09 per share for a total of $508,000. The restricted stock vests ratably from the grant date through July 1, 2024, with 20% of the shares vesting each year on July 1 beginning July 1, 2020. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the years ended December 31, 2021, 2020 and 2019 was $487,000, $381,000 and $288,000, respectively. The income tax benefit related to stock-based compensation was $97,000, $167,000 and $102,000 for the years ended December 31, 2021, 2020 and 2019, respectively. A summary of the Company’s nonvested restricted shares activity as of December 31, 2021 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	32,650	$53.93
Granted	-	-
Vested	(10,300)	51.69
Forfeited	-	-

Nonvested at end of year	22,350	$54.96

There were 10,300, 9,350 and 6,900 restricted shares vested during the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2021, 2020 and 2019 was $448,000, $656,000 and $353,000, respectively. At December 31, 2021, unrecognized compensation expense related to nonvested restricted shares was $1.0 million. The compensation expense is expected to be recognized over a weighted average period of 2.7 years.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following is a summary of the commitments to extend credit at December 31, 2021 and 2020:

(In thousands)	2021	2020

Loan commitments:
Fixed rate	$3,400	$6,242
Adjustable rate	15,650	5,012

Standby letters of credit	183	346
Undisbursed commercial and personal lines of credit	44,918	29,194
Undisbursed portion of construction loans in process	26,520	19,179
Undisbursed portion of home equity lines of credit	66,415	58,198

Total commitments	$157,086	$118,171

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

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2021 or 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with all of the requirements being phased in as of January 1, 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 2.5% for 2021 and 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18 - continued)

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2021 and 2020. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2021 and 2020.

As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum to be Well
			Capitalized under
			Prompt Corrective
	Actual		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of December 31, 2021:

Community Bank Leverage Ratio	$98,869	8.84%	$95,040	8.50%

As of December 31, 2020:

Community Bank Leverage Ratio	$89,737	9.37%	$76,579	8.00%

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2021. The Company had no liabilities measured at fair value as of December 31, 2021.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

December 31, 2021
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$102,736	$-	$102,736
Agency CMO	-	7,961	-	7,961
Agency notes and bonds	-	129,096	-	129,096
Treasury notes and bonds	-	49,794	-	49,794
Municipal obligations	-	157,748	-	157,748
Total securities available for sale	$-	$447,335	$-	$447,335

Equity securities	$1,881	$-	$-	1,881

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,034	$1,034
Land	-	-	102	102
Commercial real estate	-	-	702	702
Commercial business	-	-	174	174
Home equity and second mortgage	-	-	296	296
Total impaired loans	$-	$-	$2,308	$2,308

Loans held for sale	$-	$2,413	$-	$2,413

Foreclosed real estate:
Residential real estate	$-	$-	$36	$36
Total foreclosed real estate	$-	$-	$36	$36

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2020. The Company had no liabilities measured at fair value as of December 31, 2020.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

December 31, 2020
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$61,359	$-	$61,359
Agency CMO	-	21,030	-	21,030
Agency notes and bonds	-	81,531	-	81,531
Municipal obligations	-	119,582	-	119,582
Total securities available for sale	$-	$283,502	$-	$283,502

Equity securities	$1,553	$-	$-	1,553

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$1,728	$1,728
Land	-	-	97	97
Commercial real estate	-	-	779	779
Commercial business	-	-	211	211
Home equity and second mortgage	-	-	353	353
Total impaired loans	$-	$-	$3,168	$3,168

Loans held for sale	$-	$7,941	$-	$7,941

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2021 and 2020, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 56%, with a weighted average discount of 23%. At December 31, 2020, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value ranging from 10% to 66%, with a weighted average discount of 27%.

The Company recognized provisions for loan losses of $12,000 and $22,000 for the years ended December 31, 2021 and 2019, respectively, for impaired loans. The Company recognized no provisions for loan losses for the year ended December 31, 2020 for impaired loans.

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

At December 31, 2021, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell of 65%. At December 31, 2020, the Company held no foreclosed real estate.

The Company recognized charges of $5,000 and $284,000 to write down foreclosed real estate to fair value for the years ended December 31, 2021 and 2019, respectively. There were no charges to write down foreclosed real estate recognized in income for the year ended December 31, 2020.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2021 and 2020. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2021 and 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2021 and 2020:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

December 31, 2021:
Financial assets:
Cash and cash equivalents	$172,509	$172,509	$172,509	$-	$-
Interest-bearing time deposits	4,839	4,965	-	4,965	-
Securities available for sale	447,335	447,335	-	447,335	-
Securities held to maturity	2,000	2,004	-	2,004	-
Loans held for sale	2,413	2,459	-	2,459	-
Loans, net	483,287	481,961	-	-	481,961
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,430	3,430	-	3,430	-
Equity securities (included in other assets)	1,881	1,881	1,881	-	-

Financial liabilities:
Deposits	1,035,562	1,035,406	-	-	1,035,406
Accrued interest payable	97	97	-	97	-

December 31, 2020:
Financial assets:
Cash and cash equivalents	$175,888	$175,888	$175,888	$-	$-
Interest-bearing time deposits	6,396	6,687	-	6,687	-
Securities available for sale	283,502	283,502	-	283,502	-
Loans held for sale	7,941	8,101	-	8,101	-
Loans, net	500,331	506,207	-	-	506,207
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,434	3,434	-	3,434	-
Equity securities (included in other assets)	1,553	1,553	1,553	-	-

Financial liabilities:
Deposits	900,461	901,073	-	-	901,073
Accrued interest payable	153	153	-	153	-

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at December 31, 2021 and 2020 represent an approximation of exit price, but an actual exit price may differ.

(21)         REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019

Service charges on deposit accounts	$1,874	$1,788	$2,088
ATM and debit card fees	4,076	3,488	2,812
Investment advisory income	377	365	504
Other	119	120	124
Revenue from contracts with customers	6,446	5,761	5,528

Net gains on loans and investments	2,774	2,522	1,076
Increase in cash value of life insurance	219	210	211
Other	112	106	111
Other noninterest income	3,105	2,838	1,398

Total noninterest income	$9,551	$8,599	$6,926

Net (gain) loss on sales of foreclosed real estate	$-	$4	$(114)

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

(22)         QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENT

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At December 31, 2021 and 2020, the balance of the Bank’s investment was $2.5 million and $2.9 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at December 31, 2021 and 2020 was $216,000 and $496,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During 2021, 2020 and 2019, the Bank recognized amortization expense of $355,000, $338,000 and $361,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during 2021, 2020 and 2019, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $423,000, $468,000 and $497,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23)        PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)

	As of December 31,
	2021	2020
Assets:
Cash and cash equivalents	$1,943	$2,994
Other assets	3,178	2,042
Investment in subsidiaries	109,587	105,603

	$114,708	$110,639

Liabilities and Equity:
Accrued expenses	$880	$-
Stockholders' equity	113,828	110,639

	$114,708	$110,639

Statements of Income
(In thousands)

	Years Ended December 31,
	2021	2020	2019

Dividend income from subsidiaries	$2,685	$2,730	$4,450
Other income	69	59	59
Income (loss) on equity securities	328	(194)	32
Other operating expenses	(835)	(824)	(714)

Income before income taxes and equity in undistributed net income of shareholders	2,247	1,771	3,827

Income tax benefit	106	315	199

Income before equity in undistributed net income of subsidiaries	2,353	2,086	4,026
Equity in undistributed net income of subsidiaries	9,071	8,045	6,299

Net Income	$11,424	$10,131	$10,325

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$11,424	$10,131	$10,325
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,071)	(8,045)	(6,299)
Stock compensation expense	487	381	288
Unrealized (gain) loss on equity securities	(328)	194	(32)
Net change in other assets and liabilities	191	(125)	(40)
Net cash provided by operating activities	2,703	2,536	4,242

Investing Activities:
Investment in technology fund	(120)	-	-
Net cash used in investing activities	(120)	-	-

Financing Activities:
Purchase of treasury stock	(40)	(13)	(2)
Tax paid on stock award shares for employees	(85)	(134)	(42)
Cash dividends paid	(3,509)	(3,242)	(3,196)
Net cash used in financing activities	(3,634)	(3,389)	(3,240)

Net increase (decrease) in cash and cash equivalents	(1,051)	(853)	1,002

Cash and cash equivalents at beginning of year	2,994	3,847	2,845

Cash and cash equivalents at end of year	$1,943	$2,994	$3,847

(24)        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2021	2020	2019

Cash payments for:
Interest	$1,184	$1,618	$1,900
Income taxes (net of refunds received)	1,973	766	1,367

Noncash investing activities:
Transfers from loans to foreclosed real estate	$126	$67	$311
Proceeds from sales of foreclosed real estate financed through loans	35	-	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)        SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2021, 2020 and 2019.

(In thousands, except per share data)	Years Ended December 31,
	2021	2020	2019

Basic
Earnings:
Net income attributable to First Capital, Inc.	$11,424	$10,131	$10,325

Shares:
Weighted average common shares outstanding	3,346,038	3,339,812	3,332,869

Net income attributable to First Capital, Inc. per common share, basic	$3.41	$3.03	$3.10

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$11,424	$10,131	$10,325

Shares:
Weighted average common shares outstanding	3,346,038	3,339,812	3,332,869
Add: Dilutive effect of restricted stock	457	9,465	11,203

Weighted average common shares outstanding, as adjusted	3,346,495	3,349,277	3,344,072

Net income attributable to First Capital, Inc. per common share, diluted	$3.41	$3.02	$3.09

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the years ended December 31, 2021, 2020 and 2019.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)        SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021	(In thousands, except per share data)

Interest income	$7,292	$7,133	$7,745	$7,290
Interest expense	288	289	278	273
Net interest income	7,004	6,844	7,467	7,017
Provision (credit) for loan losses	75	-	-	(400)
Net interest income after provision for loan losses	6,929	6,844	7,467	7,417
Noninterest income	2,438	2,552	2,270	2,291
Noninterest expenses	5,807	6,165	6,202	6,357
Income before income taxes	3,560	3,231	3,535	3,351
Income tax expense	618	497	596	529
Net income	2,942	2,734	2,939	2,822
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,939	$2,730	$2,936	$2,819

Earnings per common share attributable to First Capital Inc.:
Basic	$0.88	$0.82	$0.88	$0.83
Diluted	$0.88	$0.82	$0.88	$0.83

2020

Interest income	$7,674	$7,374	$7,240	$7,359
Interest expense	468	404	371	318
Net interest income	7,206	6,970	6,869	7,041
Provision for loan losses	351	825	400	225
Net interest income after provision for loan losses	6,855	6,145	6,469	6,816
Noninterest income	1,456	2,320	2,616	2,207
Noninterest expenses	5,825	5,618	5,923	5,682
Income before income taxes	2,486	2,847	3,162	3,341
Income tax expense	389	405	413	485
Net incom	2,097	2,442	2,749	2,856
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,094	$2,438	$2,746	$2,853

Earnings per common share attributable to First Capital Inc.:
Basic	$0.63	$0.73	$0.82	$0.85
Diluted	$0.63	$0.73	$0.82	$0.84

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26 - continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019	(In thousands, except per share data)

Interest income	$7,658	$8,219	$8,220	$7,957
Interest expense	456	491	503	510
Net interest income	7,202	7,728	7,717	7,447
Provision for loan losses	450	300	225	450
Net interest income after provision for loan losses	6,752	7,428	7,492	6,997
Noninterest income	1,505	1,768	1,833	1,820
Noninterest expenses	5,665	5,764	5,870	5,971
Income before income taxes	2,592	3,432	3,455	2,846
Income tax expense	442	568	537	440
Net income	2,150	2,864	2,918	2,406
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,147	$2,860	$2,915	$2,403

Earnings per common share attributable to First Capital Inc.:
Basic	$0.64	$0.86	$0.87	$0.72
Diluted	$0.64	$0.86	$0.87	$0.72

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 14, 2022	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director	March 14, 2022
William W. Harrod	(principal executive officer)

/s/ Kathryn W. Ernstberger	Chairwoman	March 14, 2022
Kathryn W. Ernstberger

/s/ Michael C. Frederick	Executive Vice President, Chief Financial Officer, Treasurer and Director	March 14, 2022
Michael C. Frederick	(principal accounting and financial officer)

/s/ Michael L. Shireman	Director	March 14, 2022
Michael L. Shireman

/s/ Mark D. Shireman	Director	March 14, 2022
Mark D. Shireman

/s/ William I. Orwick, Sr.	Director	March 14, 2022
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 14, 2022
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 14, 2022
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 14, 2022
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 14, 2022
Dana L. Huber

/s/ Lou Ann Moore	Director	March 14, 2022
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 14, 2022
Robert C. Guilfoyle

/s/ Jill S. Saegesser	Director	March 14, 2022
Jill S. Saegesser