Form 10-Q
period 2022-03-31
FIRST CAPITAL INC
filed 2022-05-16
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,373,095 shares of common stock were outstanding as of April 29, 2022.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and due from banks	$33,122	$23,497
Interest bearing deposits with banks	1,459	3,937
Federal funds sold	133,109	145,075
Total cash and cash equivalents	167,690	172,509

Interest-bearing time deposits	4,588	4,839
Securities available for sale, at fair value	438,168	447,335
Securities held to maturity	7,000	2,000
Loans, net	505,950	483,287
Loans held for sale	2,044	2,413
Federal Home Loan Bank and other stock, at cost	1,836	1,988
Foreclosed real estate	-	36
Premises and equipment	14,999	15,177
Accrued interest receivable	3,449	3,430
Cash value of life insurance	8,748	8,698
Goodwill	6,472	6,472
Core deposit intangible	489	526
Other assets	13,111	7,893

Total Assets	$1,174,544	$1,156,603

LIABILITIES
Deposits:
Noninterest-bearing	$252,801	$242,685
Interest-bearing	819,278	792,877
Total deposits	1,072,079	1,035,562

Accrued interest payable	75	97
Accrued expenses and other liabilities	5,870	7,004
Total liabilities	1,078,024	1,042,663

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,805,533 shares; outstanding 3,373,095 shares	38	38
Additional paid-in capital	41,684	41,684
Retained earnings-substantially restricted	81,720	80,070
Unearned stock compensation	(935)	(1,033)
Accumulated other comprehensive income	(17,437)	1,734
Less treasury stock, at cost - 432,438 shares	(8,665)	(8,665)
Total First Capital, Inc. stockholders' equity	96,405	113,828

Noncontrolling interest in subsidiary	115	112
Total equity	96,520	113,940

Total Liabilities and Equity	$1,174,544	$1,156,603

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,493	$6,073
Securities:
Taxable	887	508
Tax-exempt	741	634
Dividends	5	3
Other interest income	79	74
Total interest income	7,205	7,292
INTEREST EXPENSE
Deposits	253	288
Total interest expense	253	288
Net interest income	6,952	7,004
Provision for loan losses	175	75
Net interest income after provision for loan losses	6,777	6,929
NONINTEREST INCOME
Service charges and fees on deposit accounts	509	410
ATM and debit card fees	1,007	968
Commission and fee income	122	82
Gain on sale of securities available for sale	-	7
Unrealized gain on equity securities	63	234
Gain on sale of loans	335	636
Increase in cash value of life insurance	50	47
Other income	61	54
Total noninterest income	2,147	2,438
NONINTEREST EXPENSE
Compensation and benefits	3,494	3,530
Occupancy and equipment	467	464
Data processing	869	809
Professional fees	290	239
Advertising	62	50
Other expenses	812	715
Total noninterest expense	5,994	5,807
Income before income taxes	2,930	3,560
Income tax expense	400	618
Net Income	2,530	2,942
Less: net income attributable to the noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$2,527	$2,939

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.75	$0.88
Diluted	$0.75	$0.88

Dividends per share on common shares	$0.26	$0.26

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)

Net Income	$2,530	$2,942

OTHER COMPREHENSIVE LOSS
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(24,914)	(3,880)
Income tax benefit	5,743	882
Net of tax amount	(19,171)	(2,998)

Less: reclassification adjustment for realized gains included in net income	-	(7)
Income tax expense	-	1
Net of tax amount	-	(6)

Other Comprehensive Loss, net of tax	(19,171)	(3,004)

Comprehensive Loss	(16,641)	(62)
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Loss Attributable to First Capital, Inc.	$(16,644)	$(65)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share and per share data)	Stock	Capital	Earnings	Income	Compensation	Stock	Interest	Total

Balances at January 1, 2021	$38	$41,684	$72,155	$6,822	$(1,520)	$(8,540)	$112	$110,751

Net income	-	-	2,939	-	-	-	3	2,942

Other comprehensive loss	-	-	-	(3,004)	-	-	-	(3,004)

Cash dividends	-	-	(878)	-	-	-	-	(878)

Stock compensation expense	-	-	-	-	115	-	-	115

Purchase of 678 treasury shares	-	-	-	-	-	(40)	-	(40)

Balances at March 31, 2021	$38	$41,684	$74,216	$3,818	$(1,405)	$(8,580)	$115	$109,886

Balances at January 1, 2022	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940

Net income	-	-	2,527	-	-	-	3	2,530

Other comprehensive loss	-	-	-	(19,171)	-	-	-	(19,171)

Cash dividends	-	-	(877)	-	-	-	-	(877)

Stock compensation expense	-	-	-	-	98	-	-	98

Balances at March 31, 2022	$38	$41,684	$81,720	$(17,437)	$(935)	$(8,665)	$115	$96,520

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$2,530	$2,942
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	570	520
Depreciation and amortization expense	274	292
Deferred income taxes	(106)	(2)
Stock compensation expense	98	115
Increase in cash value of life insurance	(50)	(47)
Gain on sale of securities	-	(7)
Provision for loan losses	175	75
Proceeds from sales of loans	18,262	38,178
Loans originated for sale	(17,558)	(33,932)
Gain on sale of loans	(335)	(636)
Amortization of tax credit investment	89	89
Unrealized gain on equity securities	(63)	(234)
Net realized and unrealized gain on foreclosed real estate	(15)	-
(Increase) decrease in accrued interest receivable	(19)	333
Decrease in accrued interest payable	(22)	(29)
Net change in other assets/liabilities	(528)	(97)
Net Cash Provided By Operating Activities	3,302	7,560

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	251	200
Purchase of securities available for sale	(25,483)	(52,436)
Purchase of securities held to maturity	(5,000)	-
Proceeds from maturities of securities available for sale	2,501	5,500
Proceeds from sales of securities available for sale	-	1,798
Principal collected on mortgage-backed obligations	6,664	10,699
Net (increase) decrease in loans receivable	(22,826)	17,633
Proceeds from sale of foreclosed real estate	39	-
Proceeds from redemption of Federal Home Loan Bank stock	152	-
Purchase of premises and equipment	(59)	(29)
Net Cash Used In Investing Activities	(43,761)	(16,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,517	40,061
Purchase of treasury stock	-	(40)
Dividends paid	(877)	(878)
Net Cash Provided By Financing Activities	35,640	39,143

Net Increase (Decrease) in Cash and Cash Equivalents	(4,819)	30,068
Cash and cash equivalents at beginning of period	172,509	175,888
Cash and Cash Equivalents at End of Period	$167,690	$205,956

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2022, and the results of operations for the three months ended March 31, 2022 and 2021 and the cash flows for the three months ended March 31, 2022 and 2021. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1 – continued)

Due to the COVID-19 pandemic market interest rates initially declined significantly, as the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%. The FOMC increased the targeted rate by 25 basis points during March 2022. These changes in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the financial impact will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 signed into law on December 27, 2020 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2021.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”). The Consolidation Appropriations Act previously mentioned included the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, which allocated an additional $284 million in a second round of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two or five years, if not forgiven in whole or in part. Payments are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrow does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period, and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee based on the size of the loan. The SBA began accepting submissions for these PPP loans on April 3, 2020 and the second round ended May 31, 2021. The Bank received SBA authorizations for PPP loans totaling approximately $62.4 million, including $16.5 million in second-draw loans originated in 2021. As of April 22, 2022, the Bank has received payoffs on $61.6 million of PPP loans from the SBA and had $9,000 remaining in deferred fees related to PPP loans. For the three months ended March 31, 2022 and 2021, the Bank recognized $25,000 and $625,000, respectively, of PPP fees in interest income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2022
Securities available for sale:
Agency mortgage-backed securities	$104,441	$6	$5,038	$99,409
Agency CMO	6,344	3	64	6,283
Other debt securities:
Agency notes and bonds	142,250	108	7,426	134,932
Treasury notes and bonds	50,767	-	2,001	48,766
Municipal obligations	157,165	745	9,132	148,778

Total securities available for sale	$460,967	$862	$23,661	$438,168

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$367	$6,633

Total securities held to maturity	$7,000	$-	$367	$6,633

December 31, 2021
Securities available for sale:
Agency mortgage-backed securities	$102,767	$604	$635	$102,736
Agency CMO	7,863	98	-	7,961
Other debt securities:
Agency notes and bonds	130,641	489	2,034	129,096
Treasury notes and bonds	50,339	-	545	49,794
Municipal obligations	153,610	4,721	583	157,748

Total securities available for sale	$445,220	$5,912	$3,797	$447,335

Securities held to maturity:
Other debt securities:
Corporate notes	$2,000	$4	$-	$2,004

Total securities held to maturity	$2,000	$4	$-	$2,004

Agency notes and bonds, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal Farm Credit Bank (“FFCB”) and the Federal Home Loan Bank (“FHLB”), which are government-sponsored enterprises. Corporate notes classified as held to maturity include subordinated debt obligations issues by other bank holding companies.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of March 31, 2022, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$201	$201	$-	$-
Due after one year through five years	200,587	191,701	-	-
Due after five years through ten years	52,276	50,378	2,000	1,894
Due after ten years	97,118	90,196	5,000	4,739
	350,182	332,476	7,000	6,633
Mortgage-backed securities and CMO	110,785	105,692	-	-

	$460,967	$438,168	$7,000	$6,633

Information pertaining to investment securities with gross unrealized losses at March 31, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

March 31, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	93	$93,083	$4,596
Agency CMO	20	4,553	64
Agency notes and bonds	35	79,439	4,416
Treasury notes and bonds	14	48,766	2,001
Muncipal obligations	169	97,740	8,096
Total less than twelve months	331	323,581	19,173

Continuous loss position more than twelve months:
Agency mortgage-backed securities	4	5,607	442
Agency notes and bonds	15	41,339	3,010
Muncipal obligations	11	6,434	1,036
Total more than twelve months	30	53,380	4,488

Total securities available for sale	361	$376,961	$23,661

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	4	$6,633	$367
Total less than twelve months	4	6,633	367

Total held to maturity	4	$6,633	$367

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Information pertaining to investment securities with gross unrealized losses at December 31, 2021, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

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

At March 31, 2022, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 5.9% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. At March 31, 2022, the corporate notes classified as held to maturity in a loss position had depreciated approximately 5.2% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2022, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the three months ended March 31, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on sales of available for sale securities. During the three months ended March 31, 2022, the Company sold no securities.

Certain debt securities available for sale were pledged to secure public fund deposits and under a blanket collateral agreement with the FHLB at March 31, 2022 and December 31, 2021.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended March 31, 2022 and 2021, the Company recognized unrealized gains of $63,000 and $234,000, respectively, on this equity investment. At March 31, 2022 and December 31, 2021, the equity investment had a fair value of $1.9 million and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership. At March 31, 2022 and December 31, 2021, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investment at March 31, 2022 and December 31, 2021 was $880,000 and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the three months ended March 31, 2022 or 2021.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at March 31, 2022 and December 31, 2021.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

Management utilizes the following portfolio segments in its analysis of the allowance for loan losses: residential real estate, land, construction, commercial real estate, commercial business, home equity and second mortgage, and other consumer loans. Additional discussion of the portfolio segments and the risks associated with each segment can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

At March 31, 2022, the Company held no foreclosed real estate. At December 31, 2021, the balance of foreclosed real estate includes $36,000 of residential real estate properties where physical possession had been obtained. At March 31, 2022 and December 31, 2021, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $77,000 and $53,000, respectively.

Loans at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021

Real estate mortgage loans:
Residential	$137,762	$130,603
Land	19,489	19,478
Construction	68,112	59,959
Commercial	148,492	137,915
Commercial business loans	58,031	51,787
Consumer loans:
Home equity and second mortgage loans	55,893	54,453
Automobile loans	44,394	43,946
Loans secured by savings accounts	816	827
Unsecured loans	2,121	2,219
Other consumer loans	12,339	13,579
Gross loans	547,449	514,766
Less undisbursed portion of loans in process	(36,410)	(26,520)

Principal loan balance	511,039	488,246

Deferred loan origination fees and costs, net	1,156	1,124
Allowance for loan losses	(6,245)	(6,083)

Loans, net	$505,950	$483,287

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2022:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$137,762	$19,489	$31,702	$148,492	$58,031	$55,893	$59,670	$511,039

Accrued interest receivable	468	103	74	300	163	166	199	1,473

Net deferred loan origination fees and costs	99	13	(11)	(72)	(21)	1,148	-	1,156

Recorded investment in loans	$138,329	$19,605	$31,765	$148,720	$58,173	$57,207	$59,869	$513,668

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$824	$102	$-	$599	$167	$287	$-	$1,979
Collectively evaluated for impairment	137,236	19,503	31,765	148,113	58,006	56,920	59,869	511,412
Acquired with deteriorated credit quality	269	-	-	8	-	-	-	277

Ending balance	$138,329	$19,605	$31,765	$148,720	$58,173	$57,207	$59,869	$513,668

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2021:

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

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,034	$102	$-	$702	$174	$303	$-	$2,315
Collectively evaluated for impairment	129,848	19,492	33,491	137,428	51,747	55,439	60,789	488,234
Acquired with deteriorated credit quality	270	-	-	11	-	-	-	281

Ending balance	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of March 31, 2022 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$1	$-	$-	$-	$-	$5	$-	$6
Collectively evaluated for impairment	1,196	235	387	1,927	994	512	957	6,208
Acquired with deteriorated credit quality	31	-	-	-	-	-	-	31

Ending balance	$1,228	$235	$387	$1,927	$994	$517	$957	$6,245

An analysis of the allowance for loan losses as of December 31, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$7	$-	$7
Collectively evaluated for impairment	1,143	234	403	1,884	873	520	988	6,045
Acquired with deteriorated credit quality	31	-	-	-	-	-	-	31

Ending balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2022 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083
Provisions for loan losses	49	1	(16)	43	121	(10)	(13)	175
Charge-offs	-	-	-	-	-	-	(74)	(74)
Recoveries	5	-	-	-	-	-	56	61
Ending balance	$1,228	$235	$387	$1,927	$994	$517	$957	$6,245

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$1,239	$209	$292	$2,358	$843	$617	$1,067	$6,625
Provisions for loan losses	(14)	3	56	(3)	(27)	14	46	75
Charge-offs	(4)	(3)	-	-	-	(9)	(114)	(130)
Recoveries	-	-	-	-	-	-	58	58
Ending balance	$1,221	$209	$348	$2,355	$816	$622	$1,057	$6,628

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2022 and December 31, 2021, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. During 2020, management adjusted the qualitative factors due to economic uncertainties related to COVID-19. During 2021, while there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio, management decreased the COVID-19 qualitative factor adjustments for each portfolio segment based on loan performance, unemployment rates, the level of cases, vaccination status and government guidelines.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At March 31, 2022, the Company's allowance for loan losses totaled $6.2 million, of which $5.8 million related to qualitative factor adjustments. At December 31, 2021, the Company's allowance for loan losses totaled $6.1 million, of which $5.5 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at March 31, 2022 and December 31, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three-month periods ended March 31, 2022 and 2021:

	At March 31, 2022			Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$796	$926	$-	$915	$5	$1,804	$5
Land	102	104	-	102	-	99	-
Construction	-	-	-	-	-	-	-
Commercial real estate	599	616	-	651	6	770	9
Commercial business	167	166	-	171	2	206	2
Home equity and second mortgage	-	-	-	8	-	209	1
Other consumer	-	-	-	-	-	-	-
	1,664	1,812	-	1,847	13	3,088	17
Loans with an allowance recorded:
Residential	28	28	1	14	-	-	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity and second mortgage	287	297	5	288	-	146	-
Other consumer	-	-	-	-	-	-	-
	315	325	6	302	-	146	-
Total:
Residential	824	954	1	929	5	1,804	5
Land	102	104	-	102	-	99	-
Construction	-	-	-	-	-	-	-
Commercial real estate	599	616	-	651	6	770	9
Commercial business	167	166	-	171	2	206	2
Home equity and second mortgage	287	297	5	296	-	355	1
Other consumer	-	-	-	-	-	-	-
	$1,979	$2,137	$6	$2,149	$13	$3,234	$17

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2021:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,034	$1,163	$-
Land	102	104	-
Construction	-	-	-
Commercial real estate	702	716	-
Commercial business	174	174	-
Home equity and second mortgage	15	15	-
Other consumer	-	-	-
	2,027	2,172	-

Loans with an allowance recorded:
Residential	-	-	-
Land	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Commercial business	-	-	-
Home equity and second mortgage	288	296	7
Other consumer	-	-	-
	288	296	7

Total:
Residential	1,034	1,163	-
Land	102	104	-
Construction	-	-	-
Commercial real estate	702	716	-
Commercial business	174	174	-
Home equity and second mortgage	303	311	7
Other consumer	-	-	-
	$2,315	$2,468	$7

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$598	$99	$697	$806	$-	$806
Land	102	-	102	102	-	102
Construction	-	-	-	-	-	-
Commercial real estate	112	-	112	115	-	115
Commercial business	-	-	-	-	-	-
Home equity and second mortgage	287	-	287	304	-	304
Other consumer	-	-	-	-	3	3
Total	$1,099	$99	$1,198	$1,327	$3	$1,330

The following table presents the aging of the recorded investment in loans at March 31, 2022:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,601	$48	$516	$2,165	$135,895	$269	$138,329
Land	124	62	102	288	19,317	-	19,605
Construction	-	-	-	-	31,765	-	31,765
Commercial real estate	112	-	-	112	148,600	8	148,720
Commercial business	168	-	-	168	58,005	-	58,173
Home equity and second mortgage	637	-	-	637	56,570	-	57,207
Other consumer	153	28	-	181	59,688	-	59,869
Total	$2,795	$138	$618	$3,551	$509,840	$277	$513,668

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
March 31, 2022
Pass	$137,026	$19,380	$31,765	$146,216	$57,591	$56,920	$59,869	$508,767
Special Mention	-	61	-	1,193	345	-	-	1,599
Substandard	705	62	-	1,199	237	-	-	2,203
Doubtful	598	102	-	112	-	287	-	1,099
Loss	-	-	-	-	-	-	-	-
Total	$138,329	$19,605	$31,765	$148,720	$58,173	$57,207	$59,869	$513,668

December 31, 2021
Pass	$129,705	$19,369	$33,491	$135,608	$51,353	$55,438	$60,789	$485,753
Special Mention	-	61	-	1,203	323	-	-	1,587
Substandard	641	62	-	1,215	245	-	-	2,163
Doubtful	806	102	-	115	-	304	-	1,327
Loss	-	-	-	-	-	-	-	-
Total	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s TDRs by accrual status as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
				Related				Related
				Allowance				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$214	$-	$214	$-	$216	$-	$216	$-
Commercial real estate	486	-	486	-	585	-	585	-
Commercial business	167	-	167	-	174	-	174	-
Home equity and second mortgage	-	286	286	5	-	287	287	7

Total	$867	$286	$1,153	$5	$975	$287	$1,262	$7

At March 31, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the three months ended March 31, 2022 or 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2022 or 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2022. During the three months ended March 31, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290,000 that was moved to nonaccrual status. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. As a result of the payment default described above, a specific reserve of $9,000 was established during the three months ended March 31, 2021. The current balance and specific reserve on the second mortgage loan described above is $286,000 and $5,000, respectively.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021

Residential real estate	$269	$270
Commercial real estate	8	11
Carrying amount	277	281
Allowance for loan losses	31	31
Carrying amount, net of allowance	$246	$250

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $337,000 and $339,000 at March 31, 2022 and December 31, 2021, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There was a $31,000 allowance for loan losses related to PCI loans at March 31, 2022 and December 31, 2021. There was a $1,000 provision for loan losses related to PCI loans for the three-month period ended March 31, 2021. There was no provision for loan losses related to PCI loans for the three-month period ended March 31, 2022.

Accretable yield, or income expected to be collected, is as follows for the three month periods ended March 31, 2022 and 2021:

	2022	2021

Balance at beginning of period	$266	$316
New loans purchased	-	-
Accretion to income	(6)	(8)
Disposals and other adjustments	-	-
Reclassification from nonaccretable difference	(3)	(5)
Balance at end of period	$257	$303

4.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At March 31, 2022 and December 31, 2021, the balance of the Bank’s investment was $2.4 million and $2.5 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment was $216,000 at March 31, 2022 and December 31, 2021 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During each of the three month periods ended March 31, 2022 and 2021, the Bank recognized amortization expense of $89,000 which was included in income tax expense on the consolidated statements of income. Additionally, during the three month periods ended March 31, 2022 and 2021, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $105,000 and $106,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,

	2022	2021
(Dollars in thousands, except per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,527	$2,939

Shares:
Weighted average common shares outstanding	3,350,745	3,342,492

Net income attributable to First Capital, Inc. per common share, basic	$0.75	$0.88

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,527	$2,939

Shares:
Weighted average common shares outstanding	3,350,745	3,342,492
Add: Dilutive effect of restricted stock	-	5,275

Weighted average common shares outstanding, as adjusted	3,350,745	3,347,767

Net income attributable to First Capital, Inc. per common share, diluted	$0.75	$0.88

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month period ended March 31, 2021. Restricted shares totaling 22,350 were excluded from the calculation of diluted net income per share for the three-month period March 31, 2022.

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

At March 31, 2022, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2022, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three-month periods ended March 31, 2022 and 2021 amounted to $98,000 and $115,000, respectively. The total income tax benefit related to stock-based compensation was $23,000 and $28,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2022 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2022	22,350	$54.96
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2022	22,350	$54.96

There were no restricted shares that vested during the three-month periods ended March 31, 2022 or 2021. At March 31, 2022, there was $935,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.4 years.

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Cash payments for:
Interest	$275	$317
Taxes (net of refunds received)	-	-

8.	Fair Value Measurements

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

Level1:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2022 and December 31, 2021. The Company had no liabilities measured at fair value as of March 31, 2022 or December 31, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$99,409	$-	$99,409
Agency CMO	-	6,283	-	6,283
Agency notes and bonds	-	134,932	-	134,932
Treasury notes and bonds	-	48,766	-	48,766
Municipal obligations	-	148,778	-	148,778
Total securities available for sale	$-	$438,168	$-	$438,168

Equity securities	$1,944	$-	$-	1,944

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$27	$27
Home equity and second mortgage	-	-	282	282
Total impaired loans	$-	$-	$309	$309

December 31, 2021
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$102,736	$-	$102,736
Agency CMO	-	7,961	-	7,961
Agency notes and bonds	-	129,096	-	129,096
Treasury notes and bonds	-	49,794	-	49,794
Municipal obligations	-	157,748	-	157,748
Total securities available for sale	$-	$447,335	$-	$447,335

Equity securities	$1,881	$-	$-	1,881

Assets Measured on a Nonrecurring Basis
Impaired loans:
Home equity and second mortgage	$-	$-	$281	$281
Total impaired loans	$-	$-	$281	$281

Foreclosed real estate:
Residential real estate	$-	$-	$36	$36
Total foreclosed real estate	$-	$-	$36	$36

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

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only impaired loans for which an allowance for loan loss has been established require classification in the fair value hierarchy.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on the fair value of collateral less estimated costs to sell. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. The fair value of impaired loans is classified as Level 4 in the fair value hierarchy.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At March 31, 2022, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 23%, with a weighted average discount of 11%. At December 31, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral of 10%. The Company recognized provisions for loan losses for impaired loans for the three months ended March 31, 2021 of $9,000 and a reduction in provisions for loan losses for impaired loans for the three months ended March 31, 2022 of $1,000.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is based on specific prices of underlying contracts for sales to investors.  These measurements are classified as Level 2 when applicable.

Foreclosed Real Estate. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At March 31, 2022, the Company had no foreclosed real estate. At December 31, 2021, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of collateral, and estimated costs to sell of 65%. There were no charges to write down foreclosed real estate recognized in income for the three months ended March 31, 2022 or 2021.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month periods ended March 31, 2022 and 2021. There were no transfers into or out of the Company’s Level 3 financial assets for the three-month periods ended March 31, 2022 and 2021.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2022:
Financial assets:
Cash and cash equivalents	$167,690	$167,690	$167,690	$-	$-
Interest-bearing time deposits	4,588	4,615	-	4,615	-
Securities available for sale	438,168	438,168	-	438,168	-
Securities held to maturity	7,000	6,633	-	6,633	-
Loans held for sale	2,044	2,081	-	2,081	-
Loans, net	505,950	499,994	-	-	499,994
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	3,449	3,449	-	3,449	-
Equity securities (included in other assets)	1,944	1,944	1,944	-	-

Financial liabilities:
Deposits	1,072,079	1,071,035	-	-	1,071,035
Accrued interest payable	75	75	-	75	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$172,509	$172,509	$172,509	$-	$-
Interest-bearing time deposits	4,839	4,965	-	4,965	-
Securities available for sale	447,335	447,335	-	447,335	-
Securities held to maturity	2,000	2,004	-	2,004	-
Loans held for sale	2,413	2,459	-	2,459	-
Loans, net	483,287	481,961	-	-	481,961
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,430	3,430	-	3,430	-
Equity securities (included in other assets)	1,881	1,881	1,881	-	-

Financial liabilities:
Deposits	1,035,562	1,035,406	-	-	1,035,406
Accrued interest payable	97	97	-	97	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of investment securities is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans (excluding loans held for sale), interest-bearing time deposits in other financial institutions, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at March 31, 2022 and December 31, 2021 represent an approximation of exit price, but an actual exit price may differ.

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)

Service charges on deposit accounts	$509	$410
ATM and debit card fees	1,007	968
Investment advisory income	122	82
Other	32	32
Revenue from contracts with customers	1,670	1,492

Net gain on loans and investments	398	877
Increase in cash value of life insurance	50	47
Other	29	22
Other noninterest income	477	946

Total noninterest income	$2,147	$2,438

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the current accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. For entities that have not yet adopted the amendments in ASU No. 2016-13, the effective dates for the amendments in the ASU are the same as the effective dates in ASU No. 2016-13. The amendments should generally be applied prospectively, although for the transition method related to the recognition and measurement of TDRs an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently assessing the impact of the guidance, but its adoption is not expected to have a material impact on the Company’s financial position or results of operations.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, market, economic, operational, liquidity, credit and interest rate risks associated with the Company’s business (including developments and volatility arising from the COVID-19 pandemic), general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three months ended March 31, 2022, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

COVID-19 Update

The COVID-19 pandemic has placed significant health, economic and other major hardships throughout the communities we serve, the United States and the entire world. The Company has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders:

●

Following the guidelines of the Center for Disease Control and local governments, we have updated our branch operating procedures. All our lobbies are now open with the exception of one supermarket location and the mask mandate has been lifted. This is subject to change due to changes in federal, state and local law (including, without limitation, governor orders) and/or bank policies. We have enhanced daily cleaning of our facilities and instruct and advise customers and employees maintain appropriate social distancing. We also actively encourage customers to utilize alternative channels such as our online and mobile banking platforms.

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

●

Certain industries are widely expected to be particularly impacted by COVID-19 and efforts to contain it. Those industries include travel, hospitality and entertainment. At March 31, 2022, the Company’s commercial loan exposure to the hotel and restaurant industries was approximately $13.9 million and $11.0 million, respectively, representing approximately 4.9% of the total loan portfolio. Based on the evaluation at March 31, 2022, management believes the allowance for loan losses is adequate to cover estimated losses in the loan portfolio. However, as the pandemic continues, additional losses could be recognized.

Management continues to closely monitor the pandemic and will take additional action to respond to the pandemic as the situation continues to evolve.

Financial Condition

Total assets increased $17.9 million from $1.16 billion at December 31, 2021 to $1.17 billion at March 31, 2022, an increase of 1.6%.

Net loans receivable (excluding loans held for sale) increased $22.7 million from $483.3 million at December 31, 2021 to $506.0 million at March 31, 2022. Commercial real estate loans, residential mortgage loans and commercial business loans increased $10.6 million, $7.2 million and $6.2 million, respectively, during the three months ended March 31, 2022. Construction loans decreased $1.7 million during the same period.

Cash and cash equivalents decreased from $172.5 million at December 31, 2021 to $167.7 million at March 31, 2022.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Securities available for sale decreased $9.1 million from $447.3 million at December 31, 2021 to $438.2 million at March 31, 2022. Purchases of $25.5 million of securities classified as available for sale were made during the three months ended March 31, 2022 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities. Principal payments and maturities of available for sale securities totaled $6.7 million and $2.5 million, respectively, during the three months ended March 31, 2022. There was also an unrealized loss of $24.9 million on the securities available for sale portfolio during the period ended March 31, 2022 due primarily to increasing market interest rates during the quarter.

Total deposits increased from $1.04 billion at December 31, 2021 to $1.07 billion at March 31, 2022. Savings accounts, interest-bearing checking accounts and noninterest-bearing checking accounts increased $14.6 million, $12.5 million and $10.1 million, respectively, during the three months ended March 31, 2022 primarily due to new accounts and normal balance fluctuations, while time deposits decreased $724,000 during the period.

Total stockholders' equity attributable to the Company decreased from $113.8 million at December 31, 2021 to $96.4 million at March 31, 2022, primarily due to a $19.2 million net unrealized loss on available for sale securities partially offset by a $1.7 million increase in retained net income. The net unrealized loss on available for sale securities during the period is primarily due to increases in market interest rates.

Results of Operations

Net income for the three-month periods ended March 31, 2022 and 2021. Net income attributable to the Company was $2.5 million ($0.75 per diluted share) for the three months ended March 31, 2022 compared to $2.9 million ($0.88 per diluted share) for the same period in 2021. The decrease in net income was primarily due to decreases in net interest income after provision for loans losses and noninterest income and an increase in noninterest expense.

Net interest income for the three-month periods ended March 31, 2022 and 2021. Net interest income decreased $52,000 for the three months ended March 31, 2022 compared to the same period in 2021 due to a decrease in the interest rate spread that was partially offset by an increase in the average balance of interest-earning assets.

Total interest income decreased $87,000 for the three months ended March 31, 2022 compared to the same period in 2021. For the three months ended March 31, 2022, the average balance of interest-earning assets and their tax-equivalent yield were $1.10 billion and 2.68%, respectively. During the same period in 2021, the average balance of those assets was $954.8 million and the tax-equivalent yield was 3.13%. Fees recognized from loans issued as part of the SBA PPP are included in interest income. The decrease in the tax-equivalent yield was primarily due to a decrease in PPP fees recognized, which totaled $25,000 during the first quarter of 2022 as compared to $625,000 for the same period in 2021. Total interest expense decreased $35,000 for the three months ended March 31, 2022 compared to the same period in 2021. The average rate paid on interest-bearing liabilities decreased from 0.17% for the first quarter of 2021 to 0.13% for the first quarter of 2022 which more than offset the increase in the average balance of interest-bearing liabilities from $684.7 million for 2021 to $799.5 million for 2022.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis decreased from 2.96% for the three months ended March 31, 2021 to 2.55% for the same period in 2022.

Provision for loan losses. Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $75,000 for the three-month period ended March 31, 2021 to $175,000 for the same period in 2022. The increase was primarily due to the previously mentioned loan growth during 2022. The Bank recognized net charge-offs of $13,000 for the three months ended March 31, 2022 compared to $72,000 during the same period in 2021.

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

The allowance for loan losses was $6.2 million at March 31, 2022 and $6.1 million at December 31, 2021. Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date. Management continues to monitor uncertainties surrounding the COVID-19 situation and may need to adjust future expectations as developments occur throughout the remainder of the year. At March 31, 2022, nonperforming loans amounted to $1.2 million compared to $1.3 million at December 31, 2021. Included in nonperforming loans at March 31, 2022 and December 31, 2021 were loans 90 days or more past due and still accruing interest of $99,000 and $3,000, respectively. These loans were accruing interest because the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. At March 31, 2022 and December 31, 2021, nonaccrual loans amounted to $1.1 million and $1.3 million, respectively.

Noninterest income for the three-month periods ended March 31, 2022 and 2021. Noninterest income for the quarter ended March 31, 2022 decreased $291,000 compared to the quarter ended March 31, 2021. Gains on the sale of loans and unrealized gains on equity securities decreased $301,000 and $171,000, respectively, when comparing the two periods. This was partially offset by a $99,000 increase in service charges on deposit accounts.

Noninterest expense for the three-month periods ended March 31, 2022 and 2021. Noninterest expense for the quarter ended March 31, 2022 increased $187,000 compared to the quarter ended March 31, 2021. Other expenses, data processing expense and professional fees increased $97,000, $60,000 and $51,000, respectively, when comparing the two periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense. Income tax expense decreased $218,000 for the first quarter of 2022 as compared to the first quarter of 2021 primarily due to a decrease in pre-tax income. As a result, the effective tax rate for the quarter ended March 31, 2022 was 13.7% as compared to 17.4% for the same period in 2021.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2022, the Bank had cash and cash equivalents of $167.1 million and securities available-for-sale with a fair value of $437.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $1.9 million at March 31, 2022.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of March 31, 2022 and its CBLR was 8.73% as of that date. Despite falling below the 9% CBLR minimum, as of March 31, 2022 the Bank was considered “well-capitalized” under applicable regulatory guidelines. Should the Bank not increase its CBLR to at least 9% within the allotted two quarter grace period, it will elect out of the CBLR framework beginning with the quarter ending September 30, 2022 and resume calculating all required capital ratios in accordance with regulatory guidance.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For the three months ended March 31, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2022 and December 31, 2021 financial information:

	At March 31, 2022		At December 31, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$895	3.11%	$885	3.19%
200bp	1,915	6.65	1,853	6.68
100bp	983	3.41	908	3.27
Static	-	-	-	-
(100)bp	212	0.74	(743)	(2.68)
(200)bp	(737)	(2.56)	(2,004)	(7.23)

At March 31, 2022 and December 31, 2021, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Alternatively, an immediate and sustained decrease in rates of 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At March 31, 2022, an immediate and sustained decrease in rates of 1.00% would increase the Company’s net interest income over a one year horizon while at December 31, 2021, the result would have been a decrease in net interest income. During the three months ended March 31, 2022, the Company updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2022 and December 31, 2021 financial information:

	At March 31, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$263,640	$39,095	17.41%	24.58%	516bp
200bp	266,187	41,642	18.55	24.20	478bp
100bp	249,017	24,472	10.90	22.09	267bp
Static	224,545	-	-	19.42	0bp
(100)bp	195,144	(29,401)	(13.09)	16.43	(299)bp
(200)bp	145,514	(79,031)	(35.20)	11.91	(751)bp

	At December 31, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$214,645	$46,620	27.75%	20.18%	555bp
200bp	211,155	43,130	25.67	19.36	473bp
100bp	191,558	23,533	14.01	17.13	250bp
Static	168,025	-	-	14.63	0bp
(100)bp	136,411	(31,614)	(18.82)	11.57	(306)bp
(200)bp	97,661	(70,364)	(41.88)	8.11	(652)bp

The previous tables indicate that at March 31, 2022 and December 31, 2021 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the three months ended March 31, 2022, the Company updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended March 31, 2022. The maximum number of shares that may yet be purchased under the plan is 136,563.

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 16, 2022	BY: /s/William W. Harrod
William W. Harrod
President and CEO

Dated May 16, 2022	BY: /s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer