Form 10-K/A
period 2021-12-31
FIRST CAPITAL INC
filed 2022-06-02
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

First Capital, Inc. (the “Company” or “First Capital”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on March 14, 2022 (the “Form 10-K”), as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). This Amendment is being filed solely to clarify Item 9A. “Internal control over financial reporting” of the Form 10-K, which inadvertently omitted language necessary to meet the requirements of Item 308(a) of Regulation S-K.

Except as described above, no other changes are being made to the Form 10-K and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Form 10-K. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K. This Amendment should be read in conjunction with First Capital’s filings with the Commission subsequent to the filing of the Form 10-K. Because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 has been omitted.

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

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s management assessed our internal control over financial reporting as of December 31, 2021, based in part upon certain assumptions about the likelihood of future events. In making this assessment, management used the criteria set forth in the 2013 “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this Amendment.

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

Date: June 2, 2022	/s/ William W. Harrod
William W. Harrod
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director	June 2, 2022
William W. Harrod	(principal executive officer)

/s/ Kathryn W. Ernstberger	Chairwoman	June 2, 2022
Kathryn W. Ernstberger

/s/ Michael C. Frederick	Executive Vice President, Chief Financial Officer, Treasurer and Director	June 2, 2022
Michael C. Frederick	(principal accounting and financial officer)

/s/ Michael L. Shireman	Director	June 2, 2022
Michael L. Shireman

/s/ Mark D. Shireman	Director	June 2, 2022
Mark D. Shireman

/s/ William I. Orwick, Sr.	Director	June 2, 2022
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	June 2, 2022
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	June 2, 2022
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	June 2, 2022
Christopher L. Byrd

/s/ Dana L. Huber	Director	June 2, 2022
Dana L. Huber

/s/ Lou Ann Moore	Director	June 2, 2022
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	June 2, 2022
Robert C. Guilfoyle

/s/ Jill S. Saegesser	Director	June 2, 2022
Jill S. Saegesser