Form 10-Q
period 2022-06-30
FIRST CAPITAL INC
filed 2022-08-15
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  3,372,212 shares of common stock were outstanding as of July 22, 2022.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and due from banks	$28,109	$23,497
Interest bearing deposits with banks	3,943	3,937
Federal funds sold	92,016	145,075
Total cash and cash equivalents	124,068	172,509

Interest-bearing time deposits	4,386	4,839
Securities available for sale, at fair value	458,620	447,335
Securities held to maturity	7,000	2,000
Loans, net	527,309	483,287
Loans held for sale	606	2,413
Federal Home Loan Bank and other stock, at cost	1,836	1,988
Foreclosed real estate	-	36
Premises and equipment	14,894	15,177
Accrued interest receivable	3,808	3,430
Cash value of life insurance	8,811	8,698
Goodwill	6,472	6,472
Core deposit intangible	452	526
Other assets	16,845	7,893

Total Assets	$1,175,107	$1,156,603

LIABILITIES
Deposits:
Noninterest-bearing	$275,717	$242,685
Interest-bearing	808,926	792,877
Total deposits	1,084,643	1,035,562

Accrued interest payable	79	97
Accrued expenses and other liabilities	4,771	7,004
Total liabilities	1,089,493	1,042,663

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,805,533 shares; outstanding 3,373,095	38	38
Additional paid-in capital	41,684	41,684
Retained earnings-substantially restricted	83,553	80,070
Unearned stock compensation	(837)	(1,033)
Accumulated other comprehensive income (loss)	(30,264)	1,734
Less treasury stock, at cost - 432,438 shares	(8,665)	(8,665)
Total First Capital, Inc. stockholders' equity	85,509	113,828

Noncontrolling interest in subsidiary	105	112
Total equity	85,614	113,940

Total Liabilities and Equity	$1,175,107	$1,156,603

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$5,859	$5,746	$11,352	$11,819
Securities:
Taxable	1,061	632	1,948	1,140
Tax-exempt	780	671	1,521	1,305
Dividends	4	4	9	7
Other interest income	194	80	273	154
Total interest income	7,898	7,133	15,103	14,425
INTEREST EXPENSE
Deposits	267	289	520	577
Total interest expense	267	289	520	577
Net interest income	7,631	6,844	14,583	13,848
Provision for loan losses	200	-	375	75
Net interest income after provision for loan losses	7,431	6,844	14,208	13,773
NONINTEREST INCOME
Service charges on deposit accounts	543	424	1,052	834
ATM and debit card fees	1,066	1,050	2,073	2,018
Commission and fee income	118	87	240	169
Gain on sale of securities available for sale	-	-	-	7
Unrealized gain (loss) on equity securities	(99)	193	(36)	427
Gain on sale of loans	215	661	550	1,297
Increase in cash surrender value of life insurance	63	71	113	118
Other income	59	66	120	120
Total noninterest income	1,965	2,552	4,112	4,990
NONINTEREST EXPENSE
Compensation and benefits	3,651	3,612	7,145	7,142
Occupancy and equipment	456	410	923	874
Data processing	993	867	1,862	1,676
Professional fees	178	348	468	587
Advertising	79	80	141	130
Other expenses	878	848	1,690	1,563
Total noninterest expense	6,235	6,165	12,229	11,972
Income before income taxes	3,161	3,231	6,091	6,791
Income tax expense	447	497	847	1,115
Net Income	2,714	2,734	5,244	5,676
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$2,710	$2,730	$5,237	$5,669

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.81	$0.82	$1.56	$1.70
Diluted	$0.81	$0.82	$1.56	$1.69

Dividends per share	$0.26	$0.26	$0.52	$0.52

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)

Net Income	$2,714	$2,734	$5,244	$5,676

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(16,626)	839	(41,540)	(3,041)
Income tax (expense) benefit	3,799	(165)	9,542	717
Net of tax amount	(12,827)	674	(31,998)	(2,324)

Less: reclassification adjustment for realized gains included in net income	-	-	-	(7)
Income tax expense	-	-	-	1
Net of tax amount	-	-	-	(6.00)

Other Comprehensive Income (Loss), net of tax	(12,827)	674	(31,998)	(2,330)

Comprehensive Income	(10,113)	3,408	(26,754)	3,346
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income Attributable to First Capital, Inc.	$(10,117)	$3,404	$(26,761)	$3,339

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at April 1, 2022	$38	$41,684	$81,720	$(17,437)	$(935)	$(8,665)	$115	$96,520
Net income	-	-	2,710	-	-	-	4	2,714
Other comprehensive loss	-	-	-	(12,827)	-	-	-	(12,827)
Cash dividends	-	-	(877)	-	-	-	(14)	(891)
Stock compensation expense	-	-	-	-	98	-	-	98

Balances at June 30, 2022	$38	$41,684	$83,553	$(30,264)	$(837)	$(8,665)	$105	$85,614

Balances at April 1, 2021	$38	$41,684	$74,216	$3,818	$(1,405)	$(8,580)	$115	$109,886
Net income	-	-	2,730	-	-	-	4	2,734
Other comprehensive income	-	-	-	674	-	-	-	674
Cash dividends	-	-	(877)	-	-	-	(14)	(891)
Stock compensation expense	-	-	-	-	115	-	-	115

Balances at June 30, 2021	$38	$41,684	$76,069	$4,492	$(1,290)	$(8,580)	$105	$112,518

Balances at January 1, 2022	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940
Net income	-	-	5,237	-	-	-	7	5,244
Other comprehensive loss	-	-	-	(31,998)	-	-	-	(31,998)
Cash dividends	-	-	(1,754)	-	-	-	(14)	(1,768)
Stock compensation expense	-	-	-	-	196	-	-	196

Balances at June 30, 2022	$38	$41,684	$83,553	$(30,264)	$(837)	$(8,665)	$105	$85,614

Balances at January 1, 2021	$38	$41,684	$72,155	$6,822	$(1,520)	$(8,540)	$112	$110,751
Net income	-	-	5,669	-	-	-	7	5,676
Other comprehensive loss	-	-	-	(2,330)	-	-	-	(2,330)
Cash dividends	-	-	(1,755)	-	-	-	(14)	(1,769)
Stock compensation expense	-	-	-	-	230	-	-	230
Purchase of treasury shares	-	-	-	-	-	(40)	-	(40)

Balances at June 30, 2021	$38	$41,684	$76,069	$4,492	$(1,290)	$(8,580)	$105	$112,518

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net incom	$5,244	$5,676
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,102	1,041
Depreciation and amortization expense	543	585
Deferred income taxes	(200)	(467)
Stock compensation expense	196	230
Increase in cash value of life insurance	(113)	(118)
Gain on sale of securities	-	(7)
Provision for loan losses	375	75
Proceeds from sales of loans	29,574	73,054
Loans originated for sale	(27,217)	(69,169)
Gain on sale of loans	(550)	(1,297)
Amortization of tax credit investment	177	177
Unrealized (gain) loss on equity securities	36	(427)
Net realized and unrealized gain on foreclosed real estate	(15)	-
(Increase) decrease in accrued interest receivable	(378)	119
Increase (decrease) in accrued interest payable	(18)	(32)
Net change in other assets/liabilities	(1,655)	(4)
Net Cash Provided By Operating Activities	7,101	9,436

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	453	200
Purchase of securities available for sale	(70,693)	(123,660)
Purchase of securities held to maturity	(5,000)	(2,000)
Proceeds from maturities of securities available for sale	4,051	28,231
Proceeds from sales of securities available for sale	-	1,798
Principal collected on mortgage-backed obligations	12,714	19,568
Net (increase) decrease in loans receivable	(44,385)	15,396
Investment in tax credit entity	-	(100)
Proceeds from sale of foreclosed real estate	39	-
Proceeds from redemption of Federal Home Loan Bank stock	152	-
Purchase of premises and equipment	(186)	(72)
Net Cash Used In Investing Activities	(102,855)	(60,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	49,081	61,120
Purchase of treasury stock	-	(40)
Dividends paid	(1,768)	(1,769)
Net Cash Provided By Financing Activities	47,313	59,311

Net Increase (Decrease) in Cash and Cash Equivalents	(48,441)	8,108
Cash and cash equivalents at beginning of period	172,509	175,888
Cash and Cash Equivalents at End of Period	$124,068	$183,996

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2022, and the results of operations for the three and six months ended June 30, 2022 and 2021 and the cash flows for the six months ended June 30, 2022 and 2021.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1 – continued)

Due to the COVID-19 pandemic market interest rates initially declined significantly, as the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%.  The FOMC has increased the targeted rate by 150 basis points through June 2022.  These changes in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the financial impact will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

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

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”).  The Consolidation Appropriations Act previously mentioned included the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, which allocated an additional $284 million in a second round of PPP loans.  PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two or five years, if not forgiven in whole or in part.  Payments are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrow does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period, and the loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee based on the size of the loan.  The SBA began accepting submissions for these PPP loans on April 3, 2020 and the second round ended May 31, 2021.  The Bank received SBA authorizations for PPP loans totaling approximately $62.4 million, including $16.5 million in second-draw loans originated in 2021.  As of July 22, 2022, the Bank has received payoffs on $62.3 million of PPP loans from the SBA and all deferred fees related to PPP loans had been recognized.  For the three months ended June 30, 2022 and 2021, the Bank recognized $2,000 and $336,000, respectively, in PPP fees in interest income. For the six months ended June 30, 2022 and 2021, the Bank recognized $27,000 and $961,000, respectively, in PPP fees in interest income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2022
Securities available for sale:
Agency mortgage-backed securities	$102,404	$1	$9,096	$93,309
Agency CMO	8,204	-	197	8,007
Other debt securities:
Agency notes and bonds	142,737	-	10,100	132,637
Treasury notes and bonds	79,347	23	2,776	76,594
Municipal obligations	165,354	100	17,381	148,073

Total securities available for sale	$498,046	$124	$39,550	$458,620

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$724	$6,276

Total securities held to maturity	$7,000	$-	$724	$6,276

December 31, 2021
Securities available for sale:
Agency mortgage-backed securities	$102,767	$604	$635	$102,736
Agency CMO	7,863	98	-	7,961
Other debt securities:
Agency notes and bonds	130,641	489	2,034	129,096
Treasury notes and bonds	50,339	-	545	49,794
Municipal obligations	153,610	4,721	583	157,748

Total securities available for sale	$445,220	$5,912	$3,797	$447,335

Securities held to maturity:
Other debt securities:
Corporate notes	$2,000	$4	$-	$2,004

Total securities held to maturity	$2,000	$4	$-	$2,004

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of June 30, 2022, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$7,605	$7,452	$-	$-
Due after one year through five years	227,390	214,814	-	-
Due after five years through ten years	48,645	45,648	2,000	1,796
Due after ten years	103,798	89,390	5,000	4,480
	387,438	357,304	7,000	6,276
Mortgage-backed securities and CMO	110,608	101,316	-	-

	$498,046	$458,620	$7,000	$6,276

Information pertaining to investment securities with gross unrealized losses at June 30, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

June 30, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	91	$84,065	$8,048
Agency CMO	29	8,007	197
Agency notes and bonds	39	86,629	5,759
Treasury notes and bonds	23	68,544	2,612
Muncipal obligations	223	118,853	15,918
Total less than twelve months	405	366,098	32,534

Continuous loss position more than twelve months:
Agency mortgage-backed securities	5	8,123	1,048
Agency notes and bonds	17	46,008	4,341
Treasury notes and bonds	1	4,830	164
Muncipal obligations	11	6,993	1,463
Total more than twelve months	34	65,954	7,016

Total securities available for sale	439	$432,052	$39,550

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	4	$6,276	$724
Total less than twelve months	4	6,276	724

Total held to maturity	4	$6,276	$724

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

At June 30, 2022, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 8.4% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  At June 30, 2022, the corporate notes classified as held to maturity in a loss position had depreciated approximately 10.3% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at June 30, 2022, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the six months ended June 30, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on sales of available for sale securities.  There were no sales of investment securities or time deposits during the three months ended June 30, 2021 nor the three and six months ended June 30, 2022.

Certain debt securities available for sale were pledged to secure public fund deposits at June 30, 2022 and December 31, 2021.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three and six months ended June 30, 2022, the Company recognized unrealized losses of $99,000 and $36,000, respectively, on this equity investment.  During the three and six months ended June 30, 2021, the Company recognized unrealized gains of $193,000 and $427,000, respectively, on this equity investment.  At June 30, 2022 and December 31, 2021, the equity investment had a fair value of $1.8 million and $1.9 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At June 30, 2022 and December 31, 2021, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the limited partnership investment at June 30, 2022 and December 31, 2021 was $830,000 and $880,000, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the three or six months ended June 30, 2022 or 2021.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods.  See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at June 30, 2022 and December 31, 2021.

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

At June 30, 2022, the Company held no foreclosed real estate.  At December 31, 2021, the balance of foreclosed real estate includes $36,000 of residential real estate properties where physical possession had been obtained.  At June 30, 2022 and December 31, 2021, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $104,000 and $53,000, respectively.

Loans at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021

Real estate mortgage loans:
Residential	$142,849	$130,603
Land	19,552	19,478
Construction	71,927	59,959
Commercial	154,046	137,915
Commercial business loans	56,055	51,787
Consumer loans:
Home equity and second mortgage loans	58,213	54,453
Automobile loans	46,072	43,946
Loans secured by savings accounts	703	827
Unsecured loans	2,286	2,219
Other consumer loans	12,650	13,579
Gross loans	564,353	514,766
Less undisbursed portion of loans in process	(31,826)	(26,520)

Principal loan balance	532,527	488,246

Deferred loan origination fees and costs, net	1,176	1,124
Allowance for loan losses	(6,394)	(6,083)

Loans, net	$527,309	$483,287

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2022:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$142,849	$19,552	$40,101	$154,046	$56,055	$58,213	$61,711	$532,527

Accrued interest receivable	451	109	86	296	209	195	200	1,546

Net deferred loan origination fees and costs	103	13	(13)	(76)	(19)	1,168	-	1,176

Recorded investment in loans	$143,403	$19,674	$40,174	$154,266	$56,245	$59,576	$61,911	$535,249

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$916	$50	$-	$580	$158	$354	$-	$2,058
Collectively evaluated for impairment	142,219	19,624	40,174	153,683	56,087	59,222	61,911	532,920
Acquired with deteriorated credit quality	268	-	-	3	-	-	-	271

Ending balance	$143,403	$19,674	$40,174	$154,266	$56,245	$59,576	$61,911	$535,249

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of June 30, 2022 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$2	$-	$-	$-	$-	$1	$-	$3
Collectively evaluated for impairment	1,253	241	496	1,991	888	532	980	6,381
Acquired with deteriorated credit quality	10	-	-	-	-	-	-	10

Ending balance	$1,265	$241	$496	$1,991	$888	$533	$980	$6,394

An analysis of the allowance for loan losses as of December 31, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$7	$-	$7
Collectively evaluated for impairment	1,143	234	403	1,884	873	520	988	6,045
Acquired with deteriorated credit quality	31	-	-	-	-	-	-	31

Ending balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three and six months ended June 30, 2022 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended June 30, 2022
Beginning balance	$1,228	$235	$387	$1,927	$994	$517	$957	$6,245
Provisions for loan losses	32	6	109	64	(106)	14	81	200
Charge-offs	-	-	-	-	(9)	-	(127)	(136)
Recoveries	5	-	-	-	9	2	69	85

Ending balance	$1,265	$241	$496	$1,991	$888	$533	$980	$6,394

Changes in Allowance for Loan Losses for the six-months ended June 30, 2022
Beginning balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083
Provisions for loan losses	81	7	93	107	15	4	68	375
Charge-offs	-	-	-	-	(9)	-	(201)	(210)
Recoveries	10	-	-	-	9	2	125	146

Ending balance	$1,265	$241	$496	$1,991	$888	$533	$980	$6,394

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2022 and December 31, 2021, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors.  During 2020, management adjusted the qualitative factors due to economic uncertainties related to COVID-19.  During 2021, while there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio, management decreased the COVID-19 qualitative factor adjustments for each portfolio segment based on loan performance, unemployment rates, the level of cases, vaccination status and government guidelines.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At June 30, 2022, the Company's allowance for loan losses totaled $6.4 million, of which $6.0 million related to qualitative factor adjustments.  At December 31, 2021, the Company's allowance for loan losses totaled $6.1 million, of which $5.5 million related to qualitative factor adjustments.  These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at June 30, 2022 and December 31, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2022 and for the three months and six months ended June 30, 2022.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2022:

	At June 30, 2022			Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$887	$1,035	$-	$842	$2	$906	$7
Land	50	50	-	76	-	85	-
Construction	-	-	-	-	-	-	-
Commercial real estate	580	597	-	590	7	627	14
Commercial business	158	157	-	163	2	166	4
Home equity and second mortgage	71	69	-	36	-	29	-
Other consumer	-	-	-	-	-	-	-
	1,746	1,908	-	1,707	11	1,813	25

Loans with an allowance recorded:
Residential	29	29	2	29	-	19	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity and second mortgage	283	297	1	285	-	286	-
Other consumer	-	-	-	-	-	-	-
	312	326	3	314	-	305	-

Total:
Residential	916	1,064	2	871	2	925	7
Land	50	50	-	76	-	85	-
Construction	-	-	-	-	-	-	-
Commercial real estate	580	597	-	590	7	627	14
Commercial business	158	157	-	163	2	166	4
Home equity and second mortgage	354	366	1	321	-	315	-
Other consumer	-	-	-	-	-	-	-
	$2,058	$2,234	$3	$2,021	$11	$2,118	$25

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and six months ended June 30, 2021.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or six month periods ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
Residential	$1,769	$6	$1,755	$12
Land	100	-	99	-
Construction	-	-	-	-
Commercial real estate	750	9	760	17
Commercial business	196	2	201	4
Home equity and second mortgage	87	1	175	2
Other consumer	-	-	-	-
	2,902	18	2,990	35

Loans with an allowance recorded:
Residential	-	-	-	-
Land	26	-	17	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial business	-	-	-	-
Home equity and second mortgage	290	-	193	-
Other consumer	-	-	-	-
	316	-	210	-

Total:
Residential	1,769	6	1,755	12
Land	126	-	116	-
Construction	-	-	-	-
Commercial real estate	750	9	760	17
Commercial business	196	2	201	4
Home equity and second mortgage	377	1	368	2
Other consumer	-	-	-	-
	$3,218	$18	$3,200	$35

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$787	$-	$787	$806	$-	$806
Land	50	-	50	102	-	102
Construction	-	-	-	-	-	-
Commercial real estate	98	-	98	115	-	115
Commercial business	-	-	-	-	-	-
Home equity and second mortgage	354	-	354	304	-	304
Other consumer	-	-	-	-	3	3
Total	$1,289	$-	$1,289	$1,327	$3	$1,330

The following table presents the aging of the recorded investment in loans at June 30, 2022:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,089	$301	$492	$1,882	$141,253	$268	$143,403
Land	50	61	50	161	19,513	-	19,674
Construction	-	-	-	-	40,174	-	40,174
Commercial real estate	-	-	-	-	154,263	3	154,266
Commercial business	165	-	-	165	56,080	-	56,245
Home equity and second mortgage	99	-	71	170	59,406	-	59,576
Other consumer	145	33	-	178	61,733	-	61,911
Total	$1,548	$395	$613	$2,556	$532,422	$271	$535,249

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
June 30, 2022
Pass	$142,074	$19,503	$40,174	$152,062	$55,544	$59,222	$61,911	$530,490
Special Mention	-	60	-	922	476	-	-	1,458
Substandard	542	61	-	1,184	225	-	-	2,012
Doubtful	787	50	-	98	-	354	-	1,289
Loss	-	-	-	-	-	-	-	-
Total	$143,403	$19,674	$40,174	$154,266	$56,245	$59,576	$61,911	$535,249

December 31, 2021
Pass	$129,705	$19,369	$33,491	$135,608	$51,353	$55,438	$60,789	$485,753
Special Mention	-	61	-	1,203	323	-	-	1,587
Substandard	641	62	-	1,215	245	-	-	2,163
Doubtful	806	102	-	115	-	304	-	1,327
Loss	-	-	-	-	-	-	-	-
Total	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s TDRs by accrual status as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
				Related				Related
				Allowance				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$127	$-	$127	$-	$216	$-	$216	$-
Commercial real estate	477	-	477	-	585	-	585	-
Commercial business	156	-	156	-	174	-	174	-
Home equity and second mortgage	-	282	282	1	-	287	287	7
Total	$760	$282	$1,042	$1	$975	$287	$1,262	$7

At June 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the three or six months ended June 30, 2022 or 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and six months ended June 30, 2022 or 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended June 30, 2021 and the three or six months ended June 30, 2022.  During the six months ended June 30, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290,000 that was moved to nonaccrual status.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.  As a result of the payment default described above, a specific reserve of $7,000 was established during the six months ended June 30, 2021.  The current balance and specific reserve on the second mortgage loan described above is $282,000 and $1,000, respectively.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021

Residential real estate	$268	$270
Commercial real estate	3	11
Carrying amount	271	281
Allowance for loan losses	10	31
Carrying amount, net of allowance	$261	$250

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $315,000 and $339,000 at June 30, 2022 and December 31, 2021, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There was a $10,000 allowance for loan losses related to PCI loans at June 30, 2022 and a $31,000 allowance for loan losses related to PCI loans at December 31, 2021.  There were reductions of $21,000 to the provision for loan losses related to PCI loans for the three-month and six-month periods ended June 30, 2022.  There were reductions of $2,000 and $1,000, respectively, to the provision for loan losses related to PCI loans for the three-month and six-month periods ended June 30, 2021.

Accretable yield, or income expected to be collected, is as follows for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Balance at beginning of period	$257	$303	$266	$316
New loans purchased	-	-	-	-
Accretion to income	(6)	(8)	(12)	(16)
Disposals and other adjustments	-	-	-	-
Reclassification (to) from nonaccretable difference	14	(2)	11	(7)

Balance at end of period	$265	$293	$265	$293

4.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At June 30, 2022 and December 31, 2021, the balance of the Bank’s investment was $2.3 million and $2.5 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $216,000 at June 30, 2022 and December 31, 2021 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During the three month periods ended June 30, 2022 and 2021, the Bank recognized amortization expense of $89,000, which was included in income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended June 30, 2022 and 2021, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $105,000 and $106,000, respectively.  During the six month periods ended June 30, 2022 and 2021, the Bank recognized amortization expense of $177,000, which was included in income tax expense on the consolidated statements of income.  Additionally, during the six month periods ended June 30, 2022 and 2021, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $211,000.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,710	$2,730	$5,237	$5,669

Shares:
Weighted average common shares outstanding	3,350,745	3,342,432	3,350,745	3,342,462

Net income attributable to First Capital, Inc. per common share, basic	$0.81	$0.82	$1.56	$1.70

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,710	$2,730	$5,237	$5,669

Shares:
Weighted average common shares outstanding	3,350,745	3,342,432	3,350,745	3,342,462
Add: Dilutive effect of restricted stock	-	2,927	-	4,162

Weighted average common shares outstanding, as adjusted	3,350,745	3,345,359	3,350,745	3,346,624

Net income attributable to First Capital, Inc. per common share, diluted	$0.81	$0.82	$1.56	$1.69

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2021.  Restricted shares totaling 22,350 were excluded from the calculation of diluted net income per share for the three-month and six-month periods ended June 30, 2022.

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

At June 30, 2022, 161,900 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model.  Expected volatilities are based on historical volatility of the Company's stock.  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  As of June 30, 2022, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2022 amounted to $98,000 and $196,000, respectively. Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2021 amounted to $115,000 and $230,000, respectively.  The total income tax benefit related to stock-based compensation was $23,000 and $47,000, respectively, for the three-month and six-month periods ended June 30, 2022.  The total income tax benefit related to stock-based compensation was $28,000 and $55,000, respectively, for the three-month and six-month periods ended June 30, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of June 30, 2022 and changes during the six-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2022	22,350	$54.96
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2022	22,350	$54.96

There were no restricted shares that vested during the six-month periods ended June 30, 2022 and 2021.  At June 30, 2022, there was $837,000 of unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over a weighted average period of 2.2 years.

7.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Cash payments for:
Interest	$538	$609
Taxes (net of refunds received)	1,357	1,309

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	-	110

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2022 and December 31, 2021.  The Company had no liabilities measured at fair value as of June 30, 2022 or December 31, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$93,309	$-	$93,309
Agency CMO	-	8,007	-	8,007
Agency notes and bonds	-	132,637	-	132,637
Treasury notes and bonds	-	76,594	-	76,594
Municipal obligations	-	148,073	-	148,073
Total securities available for sale	$-	$458,620	$-	$458,620

Equity securities	$1,845	$-	$-	1,845

Assets Measured on a Nonrecurring Basis
Impaired loans:
Residential real estate	$-	$-	$27	$27
Home equity and second mortgage	-	-	281	281
Total impaired loans	$-	$-	$308	$308

December 31, 2021
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$102,736	$-	$102,736
Agency CMO	-	7,961	-	7,961
Agency notes and bonds	-	129,096	-	129,096
Treasury notes and bonds	-	49,794	-	49,794
Municipal obligations	-	157,748	-	157,748
Total securities available for sale	$-	$447,335	$-	$447,335

Equity securities	$1,881	$-	$-	1,881

Assets Measured on a Nonrecurring Basis
Impaired loans:
Home equity and second mortgage	$-	$-	$281	$281
Total impaired loans	$-	$-	$281	$281

Foreclosed real estate:
Residential real estate	$-	$-	$36	$36
Total foreclosed real estate	$-	$-	$36	$36

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At June 30, 2022, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 23%, with a weighted average discount of 11%.  At December 31, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral of 10%.  The Company recognized provisions for loan losses of $3,000 and $12,000 for the three months and six months ended June 30, 2021, respectively, for impaired loans.  The Company recognized a reduction in provisions for loan losses of $3,000 and $4,000 for the three months and six months ended June 30, 2022, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral.  At June 30, 2022, the Company had no foreclosed real estate.  At December 31, 2021, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of collateral, and estimated costs to sell of 65%.  There were no charges to write down foreclosed real estate recognized in income for the three months or six months ended June 30, 2022 or 2021.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended June 30, 2022 and 2021.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended June 30, 2022 and 2021.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2022:
Financial assets:
Cash and cash equivalents	$124,068	$124,068	$124,068	$-	$-
Interest-bearing time deposits	4,386	4,340	-	4,340	-
Securities available for sale	458,620	458,620	-	458,620	-
Securities held to maturity	7,000	6,276	-	6,276	-
Loans held for sale	606	617	-	617	-
Loans, net	527,309	520,160	-	-	520,160
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	3,808	3,808	-	3,808	-
Equity securities (included in other assets)	1,845	1,845	1,845	-	-

Financial liabilities:
Deposits	1,084,643	1,083,125	-	-	1,083,125
Accrued interest payable	79	79	-	79	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$172,509	$172,509	$172,509	$-	$-
Interest-bearing time deposits	4,839	4,965	-	4,965	-
Securities available for sale	447,335	447,335	-	447,335	-
Securities held to maturity	2,000	2,004	-	2,004	-
Loans held for sale	2,413	2,459	-	2,459	-
Loans, net	483,287	481,961	-	-	481,961
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,430	3,430	-	3,430	-
Equity securities (included in other assets)	1,881	1,881	1,881	-	-

Financial liabilities:
Deposits	1,035,562	1,035,406	-	-	1,035,406
Accrued interest payable	97	97	-	97	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts.  The fair value of investment securities is based on quoted market prices (where available) or values obtained from an independent pricing service.  The fair value of loans (excluding loans held for sale), interest-bearing time deposits in other financial institutions, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods utilized to measure the fair value of financial instruments at June 30, 2022 and December 31, 2021 represent an approximation of exit price, but an actual exit price may differ.

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)

Service charges on deposit accounts	$543	$424	$1,052	$834
ATM and debit card fees	1,066	1,050	2,073	2,018
Investment advisory income	118	87	240	169
Other	30	31	62	63
Revenue from contracts with customers	1,757	1,592	3,427	3,084

Net gains on loans and investments	116	854	514	1,731
Increase in cash value of life insurance	63	71	113	118
Other	29	35	58	57
Other noninterest income	208	960	685	1,906

Total noninterest income	$1,965	$2,552	$4,112	$4,990

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10 – continued)

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction.  For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years.  Early adoption is permitted and the amendments in the ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.  The adoption of the ASU is not expected to have a material impact on the Company’s financial position or results of operations.

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

Critical Accounting Policies

During the six months ended June 30, 2022, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

●

Certain industries are widely expected to be particularly impacted by COVID-19 and efforts to contain it.  Those industries include travel, hospitality and entertainment.  At June 30, 2022, the Company’s commercial loan exposure to the hotel and restaurant industries was approximately $13.8 million and $10.8 million, respectively, representing approximately 4.7% of the total loan portfolio.  Based on the evaluation at June 30, 2022, management believes the allowance for loan losses is adequate to cover estimated losses in the loan portfolio.  However, as the pandemic continues, additional losses could be recognized.

Management continues to closely monitor the pandemic and will take additional action to respond to the pandemic as the situation continues to evolve.

Financial Condition

Total assets increased $18.5 million from $1.16 billion at December 31, 2021 to $1.18 billion at June 30, 2022, an increase of 1.6%.

Net loans receivable (excluding loans held for sale) increased $44.0 million from $483.3 million at December 31, 2021 to $527.3 million at June 30, 2022.  Commercial real estate loans, residential mortgage loans and construction loans increased $16.1 million, $12.2 million and $6.7 million, respectively, during the six months ended June 30, 2022.

Cash and cash equivalents decreased from $172.5 million at December 31, 2021 to $124.1 million at June 30, 2022 as management utilized excess liquidity to fund loan growth and investment purchases.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Securities available for sale increased $11.3 million from $447.3 million at December 31, 2021 to $458.6 million at June 30, 2022.  Purchases of $70.7 million of securities classified as available for sale were made during the six months ended June 30, 2022 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities.  Principal payments and maturities of available for sale securities totaled $12.7 million and $4.1 million, respectively, during the six months ended June 30, 2022.  There was also an unrealized loss of $41.5 million on the securities available for sale portfolio during the period ended June 30, 2022 due primarily to increasing market interest rates during the period.

Total deposits increased from $1.04 billion at December 31, 2021 to $1.08 billion at June 30, 2022.  Noninterest-bearing checking accounts, savings accounts and interest-bearing checking accounts increased $33.0 million, $17.7 million and $1.8 million, respectively, during the six months ended June 30, 2022 primarily due to new accounts and normal balance fluctuations, while time deposits decreased $3.4 million during the period.

Total stockholders' equity attributable to the Company decreased from $113.8 million at December 31, 2021 to $85.5 million at June 30, 2022, primarily due to a $32.0 million net unrealized loss on available for sale securities partially offset by a $3.5 million increase in retained net income.  The net unrealized loss on available for sale securities during the period is primarily due to increases in market interest rates.

Results of Operations

Net income for the six-month periods ended June 30, 2022 and 2021.  Net income attributable to the Company was $5.2 million ($1.56 per diluted share) for the six months ended June 30, 2022 compared to $5.7 million ($1.69 per diluted share) for the same time period in 2021.  The decrease is primarily due to a decrease in noninterest income and an increase in noninterest expense partially offset by an increase in net interest income after the provision for loan losses.

Net income for the three-month periods ended June 30, 2022 and 2021.  Net income attributable to the Company was $2.7 million ($0.81 per diluted share) for the three months ended June 30, 2022 compared to $2.7 million ($0.82 per diluted share) for the three months ended June 30, 2021.

Net interest income for the six-month periods ended June 30, 2022 and 2021.  Net interest income increased $735,000 for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in interest-earning assets partially offset by a decrease in the interest rate spread.

Total interest income increased $678,000 for the six months ended June 30, 2022 compared to the same period in 2021.  For the six months ended June 30, 2022, the average balance of interest-earning assets and their tax-equivalent yield were $1.12 billion and 2.77%, respectively.  During the same period in 2021, the average balance of those assets was $988.0 million and the tax-equivalent yield was 3.00%.  Fees recognized from loans issued as part of the SBA PPP are included in interest income.  These fees totaled $27,000 during the six months ended June 30, 2022 compared to $961,000 during the same period in 2021.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest expense decreased $57,000 for the six months ended June 30, 2022 compared to the same period in 2021.  The average balance of interest-bearing liabilities increased from $707.6 million for 2021 to $808.1 million for 2022.  The average rate paid on interest-bearing liabilities decreased from 0.16% to 0.13% when comparing the two periods.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis decreased from 2.84% for the six months ended June 30, 2021 to 2.64% for the same period in 2022.

Net interest income for the three-month periods ended June 30, 2022 and 2021.  Net interest income increased $787,000 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in interest-earning assets.

Total interest income increased $765,000 for the three months ended June 30, 2022 compared to the same period in 2021.  For the three months ended June 30, 2022, the average balance of interest-earning assets was $1.14 billion compared to $1.02 billion during the same period in 2021.  PPP fees recognized in interest income totaled $2,000 during the quarter ended June 30, 2022 compared to $336,000 during the same period in 2021.  This offsets the increase in short term interest rates by the Federal Open Market Committee during 2022 to leave the average tax-equivalent yield on interest-earning assets virtually unchanged, decreasing from 2.87% for the second quarter of 2021 to 2.86% for the second quarter of 2022.

Total interest expense decreased $22,000 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.  The average balance of interest-bearing liabilities increased from $730.5 million to $816.6 million when comparing the two periods, which was more than offset by a decrease in the average rate paid on those liabilities from 0.16% for the three months ended June 30, 2021 to 0.13% for the same period in 2022.  As a result, the tax-equivalent interest rate spread increased from 2.71% for the three months ended June 30, 2021 to 2.73% for the three months ended June 30, 2022.

Provision for loan losses.  Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $75,000 for the six-month period ended June 30, 2021 to $375,000 for the same period in 2022.  No provision for loan losses was recorded for the three-month period ended June 30, 2021 compared to $200,000 for the same period in 2022.  The provision for loan losses was higher in 2022 compared to 2021 due to growth in the loan portfolio.  The Bank recognized net charge-offs of $64,000 for the six months ended June 30, 2022 compared to $63,000 during the same period in 2021.

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

The allowance for loan losses was $6.4 million at June 30, 2022 and $6.1 million at December 31, 2021.  Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date.  Management continues to monitor uncertainties surrounding the COVID-19 situation and may need to adjust future expectations as developments occur throughout the remainder of the year.  At June 30, 2022 and December 31, 2021, nonperforming loans amounted to $1.3 million.

Noninterest income for the six-month periods ended June 30, 2022 and 2021.  Noninterest income for the six months ended June 30, 2022 decreased $878,000 compared to the six months ended June 30, 2021.  The decrease was primarily due to a decrease in gains on loans sold of $747,000 when comparing the two periods as increased interest rates slowed lending in residential mortgages.  In addition, the six months ended June 30, 2022 included a $36,000 unrealized loss on equity securities compared to a $427,000 unrealized gain on equity securities during the same period in 2021.  This was partially offset by a $218,000 increase in service charges on deposit accounts when comparing the two periods.

Noninterest income for the three-month periods ended June 30, 2022 and 2021.  Noninterest income for the quarter ended June 30, 2022 decreased $587,000 as compared to the quarter ended June 30, 2021.  Gains on loans sold decreased $446,000 when comparing the two periods and the quarter ended June 30, 2022 included a $99,000 unrealized loss on equity securities compared to a $193,000 unrealized gain on equity securities during the quarter ended June 30, 2021.

Noninterest expense for the six-month periods ended June 30, 2022 and 2021.  Noninterest expense for the six months ended June 30, 2022 increased $257,000 compared to the same period in 2021.  Data processing and other expenses increased $186,000 and $127,000, respectively, when comparing the two periods.  This was partially offset by a $119,000 decrease in professional fees due to a profitability study initiated in 2021.

Noninterest expense for the three-month periods ended June 30, 2022 and 2021.  Noninterest expense for the quarter ended June 30, 2022 increased $70,000 compared to the quarter ended June 30, 2021.  This was primarily due to increases in data processing expense, occupancy and equipment expense and compensation and benefits expense of $126,000, $46,000 and $39,000, respectively, when comparing the two periods.  This was partially offset by a $170,000 decrease in professional fees.

Income tax expense.  Income tax expense for the six-month period ended June 30, 2022 was $847,000, for an effective tax rate of 13.9%, compared to $1.1 million, for an effective tax rate of 16.4%, for the same period in 2021.  For the three-month period ended June 30, 2022, income tax expense and the effective tax rate were $447,000 and 14.1%, respectively, compared to $497,000 and 15.4%, respectively, for the same period in 2021.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2022, the Bank had cash and cash equivalents of $123.6 million and securities available-for-sale with a fair value of $457.8 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $1.8 million at June 30, 2022.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank has opted into the CBLR framework as of June 30, 2022 and its CBLR was 8.69% as of that date.  This is the second consecutive quarter to fall below the 9.00% minimum.  As a result, the Bank will elect out of the CBLR framework beginning with the quarter ending September 30, 2022 and resume calculating all required capital ratios in accordance with regulatory guidance.  Despite falling below the 9% CBLR minimum, as of June 30, 2022 the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended June 30, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2022 and December 31, 2021 financial information:

	At June 30, 2022		At December 31, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$3,850	11.57%	$885	3.19%
200bp	2,587	7.77	1,853	6.68
100bp	1,315	3.95	908	3.27
Static	-	-	-	-
(100)bp	(463)	(1.39)	(743)	(2.68)
(200)bp	(2,137)	(6.42)	(2,004)	(7.23)

At June 30, 2022 and December 31, 2021, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  Alternatively, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  During the six months ended June 30, 2022, the Company updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2022 and December 31, 2021 financial information:

	At June 30, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$296,474	$40,343	15.75%	27.86%	561bp
200bp	289,121	32,990	12.88	26.47	422bp
100bp	276,340	20,209	7.89	24.64	239bp
Static	256,131	-	-	22.25	0bp
(100)bp	230,578	(25,553)	(9.98)	19.50	(275)bp
(200)bp	186,911	(69,220)	(27.03)	15.39	(686)bp

	At December 31, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$214,645	$46,620	27.75%	20.18%	555bp
200bp	211,155	43,130	25.67	19.36	473bp
100bp	191,558	23,533	14.01	17.13	250bp
Static	168,025	-	-	14.63	0bp
(100)bp	136,411	(31,614)	(18.82)	11.57	(306)bp
(200)bp	97,661	(70,364)	(41.88)	8.11	(652)bp

The previous tables indicate that at June 30, 2022 and December 31, 2021 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates.  As previously mentioned in this report, during the six months ended June 30, 2022, the Company updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock.  The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.  There were no shares purchased under the stock repurchase program during the quarter ended June 30, 2022.  The maximum number of shares that may yet be purchased under the plan is 136,563.

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 15, 2022	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated August 15, 2022	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer