Form 10-Q
period 2022-09-30
FIRST CAPITAL INC
filed 2022-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to__________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  3,371,362 shares of common stock were outstanding as of October 24, 2022.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
	(In thousands)
ASSETS
Cash and due from banks	$19,985	$23,497
Interest bearing deposits with banks	3,575	3,937
Federal funds sold	60,226	145,075
Total cash and cash equivalents	83,786	172,509

Interest-bearing time deposits	2,454	4,839
Securities available for sale, at fair value	455,279	447,335
Securities held to maturity	7,000	2,000
Loans, net	541,593	483,287
Loans held for sale	1,312	2,413
Federal Home Loan Bank and other stock, at cost	1,836	1,988
Foreclosed real estate	-	36
Premises and equipment	14,801	15,177
Accrued interest receivable	3,714	3,430
Cash value of life insurance	8,855	8,698
Goodwill	6,472	6,472
Core deposit intangible	416	526
Other assets	19,333	7,893

Total Assets	$1,146,851	$1,156,603

LIABILITIES
Deposits:
Noninterest-bearing	$266,006	$242,685
Interest-bearing	797,093	792,877
Total deposits	1,063,099	1,035,562

Accrued interest payable	74	97
Accrued expenses and other liabilities	5,845	7,004
Total liabilities	1,069,018	1,042,663

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,804,683 shares (3,805,533 in 2021); outstanding 3,371,362 shares (3,373,095 in 2021)	38	38
Additional paid-in capital	41,636	41,684
Retained earnings-substantially restricted	85,802	80,070
Unearned stock compensation	(633)	(1,033)
Accumulated other comprehensive income (loss)	(40,427)	1,734
Less treasury stock, at cost - 433,321 shares (432,438 in 2021)	(8,691)	(8,665)
Total First Capital, Inc. stockholders' equity	77,725	113,828

Noncontrolling interest in subsidiary	108	112
Total equity	77,833	113,940

Total Liabilities and Equity	$1,146,851	$1,156,603

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$6,533	$6,252	$17,885	$18,071
Securities:
Taxable	1,241	718	3,189	1,858
Tax-exempt	829	683	2,350	1,988
Dividends	5	3	14	10
Other interest income	440	89	713	243
Total interest income	9,048	7,745	24,151	22,170
INTEREST EXPENSE
Deposits	390	278	910	855
Total interest expense	390	278	910	855
Net interest income	8,658	7,467	23,241	21,315
Provision for loan losses	175	-	550	75
Net interest income after provision for loan losses	8,483	7,467	22,691	21,240
NONINTEREST INCOME
Service charges on deposit accounts	618	514	1,670	1,348
ATM and debit card fees	1,059	1,009	3,132	3,027
Commission and fee income	160	103	400	272
Gain on sale of securities available for sale	-	-	-	7
Unrealized gain (loss) on equity securities	(229)	(67)	(265)	360
Gain on sale of loans	170	603	720	1,900
Increase in cash surrender value of life insurance	44	51	157	169
Other income	51	57	171	177
Total noninterest income	1,873	2,270	5,985	7,260
NONINTEREST EXPENSE
Compensation and benefits	3,832	3,689	10,977	10,831
Occupancy and equipment	462	444	1,385	1,318
Data processing	1,047	875	2,909	2,551
Professional fees	152	287	620	874
Advertising	62	110	203	240
Other expenses	1,004	797	2,694	2,360
Total noninterest expense	6,559	6,202	18,788	18,174
Income before income taxes	3,797	3,535	9,888	10,326
Income tax expense	669	596	1,516	1,711
Net Income	3,128	2,939	8,372	8,615
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$3,125	$2,936	$8,362	$8,605

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.93	$0.88	$2.49	$2.57
Diluted	$0.93	$0.88	$2.49	$2.57

Dividends per share	$0.26	$0.26	$0.78	$0.78

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)

Net Income	$3,128	$2,939	$8,372	$8,615

OTHER COMPREHENSIVE LOSS
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(13,243)	(251)	(54,783)	(3,292)
Income tax benefit	3,080	58	12,622	775
Net of tax amount	(10,163)	(193)	(42,161)	(2,517)

Less: reclassification adjustment for realized gains included in net income	-	-	-	(7)
Income tax expense	-	-	-	1
Net of tax amount	-	-	-	(6.00)

Other Comprehensive Loss, net of tax	(10,163)	(193)	(42,161)	(2,523)

Comprehensive Income (Loss)	(7,035)	2,746	(33,789)	6,092
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(7,038)	$2,743	$(33,799)	$6,082

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at July 1, 2022	$38	$41,684	$83,553	$(30,264)	$(837)	$(8,665)	$105	$85,614
Net income	-	-	3,125	-	-	-	3	3,128
Other comprehensive loss	-	-	-	(10,163)	-	-	-	(10,163)
Cash dividends	-	-	(876)	-	-	-	-	(876)
Stock compensation expense	-	-	-	-	156	-	-	156
Purchase of treasury shares	-	-	-	-	-	(26)	-	(26)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at September 30, 2022	$38	$41,636	$85,802	$(40,427)	$(633)	$(8,691)	$108	$77,833

Balances at July 1, 2021	$38	$41,684	$76,069	$4,492	$(1,290)	$(8,580)	$105	$112,518
Net income	-	-	2,936	-	-	-	3	2,939
Other comprehensive loss	-	-	-	(193)	-	-	-	(193)
Cash dividends	-	-	(877)	-	-	-	-	(877)
Stock compensation expense	-	-	-	-	129	-	-	129
Purchase of treasury shares	-	-	-	-	-	(54)	-	(54)

Balances at September 30, 2021	$38	$41,684	$78,128	$4,299	$(1,161)	$(8,634)	$108	$114,462

Balances at January 1, 2022	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940
Net income	-	-	8,362	-	-	-	10	8,372
Other comprehensive loss	-	-	-	(42,161)	-	-	-	(42,161)
Cash dividends	-	-	(2,630)	-	-	-	(14)	(2,644)
Stock compensation expense	-	-	-	-	352	-	-	352
Purchase of treasury shares	-	-	-	-	-	(26)	-	(26)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at September 30, 2022	$38	$41,636	$85,802	$(40,427)	$(633)	$(8,691)	$108	$77,833

Balances at January 1, 2021	$38	$41,684	$72,155	$6,822	$(1,520)	$(8,540)	$112	$110,751
Net income	-	-	8,605	-	-	-	10	8,615
Other comprehensive loss	-	-	-	(2,523)	-	-	-	(2,523)
Cash dividends	-	-	(2,632)	-	-	-	(14)	(2,646)
Stock compensation expense	-	-	-	-	359	-	-	359
Purchase of treasury shares	-	-	-	-	-	(94)	-	(94)

Balances at September 30, 2021	$38	$41,684	$78,128	$4,299	$(1,161)	$(8,634)	$108	$114,462

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$8,372	$8,615
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,571	1,624
Depreciation and amortization expense	809	868
Deferred income taxes	(40)	179
Stock compensation expense	352	359
Increase in cash value of life insurance	(157)	(169)
Gain on sale of securities	-	(7)
Provision for loan losses	550	75
Proceeds from sales of loans	41,655	103,441
Loans originated for sale	(39,834)	(97,686)
Gain on sale of loans	(720)	(1,900)
Amortization of tax credit investment	266	266
Unrealized (gain) loss on equity securities	265	(360)
Net realized and unrealized gain on foreclosed real estate	(15)	-
(Increase) decrease in accrued interest receivable	(284)	230
Decrease in accrued interest payable	(23)	(52)
Net change in other assets/liabilities	(368)	218
Net Cash Provided By Operating Activities	12,399	15,701

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	2,385	1,550
Purchase of securities available for sale	(87,346)	(211,780)
Purchase of securities held to maturity	(5,000)	(2,000)
Proceeds from maturities of securities available for sale	5,361	42,003
Proceeds from sales of securities available for sale	-	1,798
Principal collected on mortgage-backed obligations	17,687	27,636
Net (increase) decrease in loans receivable	(58,844)	14,642
Investment in tax credit entity	-	(100)
Investment in technology fund	(100)	-
Proceeds from sale of foreclosed real estate	39	45
Proceeds from redemption of Federal Home Loan Bank stock	152	-
Purchase of premises and equipment	(323)	(176)
Net Cash Used In Investing Activities	(125,989)	(126,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,537	101,833
Purchase of treasury stock	-	(40)
Taxes paid on stock award shares for employees	(26)	(54)
Dividends paid	(2,644)	(2,646)
Net Cash Provided By Financing Activities	24,867	99,093

Net Decrease in Cash and Cash Equivalents	(88,723)	(11,588)
Cash and cash equivalents at beginning of period	172,509	175,888
Cash and Cash Equivalents at End of Period	$83,786	$164,300

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2022, and the results of operations for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1 – continued)

Due to the COVID-19 pandemic market interest rates initially declined significantly, as the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%.  The FOMC has increased the targeted rate by 300 basis points through September 2022.  These changes in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the financial impact will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

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

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”).  The Consolidation Appropriations Act previously mentioned included the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, which allocated an additional $284 million in a second round of PPP loans.  PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two or five years, if not forgiven in whole or in part.  Payments are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrow does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period, and the loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee based on the size of the loan.  The SBA began accepting submissions for these PPP loans on April 3, 2020 and the second round ended May 31, 2021.  The Bank received SBA authorizations for PPP loans totaling approximately $62.4 million, including $16.5 million in second-draw loans originated in 2021.  As of October 24, 2022, the Bank has received payoffs on $62.3 million of PPP loans from the SBA and all deferred fees related to PPP loans had been recognized.  For the three months ended September 30, 2022 and 2021, the Bank recognized $7,000 and $784,000, respectively, in PPP fees in interest income. For the nine months ended September 30, 2022 and 2021, the Bank recognized $34,000 and $1.7 million, respectively, in PPP fees in interest income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.        Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

September 30, 2022
Securities available for sale:
Agency mortgage-backed securities	$98,891	$-	$12,182	$86,709
Agency CMO	7,602	-	370	7,232
Other debt securities:
Agency notes and bonds	150,716	-	13,369	137,347
Treasury notes and bonds	83,528	-	4,107	79,421
Municipal obligations	167,210	15	22,655	144,570

Total securities available for sale	$507,947	$15	$52,683	$455,279

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$1,382	$5,618

Total securities held to maturity	$7,000	$-	$1,382	$5,618

December 31, 2021
Securities available for sale:
Agency mortgage-backed securities	$102,767	$604	$635	$102,736
Agency CMO	7,863	98	-	7,961
Other debt securities:
Agency notes and bonds	130,641	489	2,034	129,096
Treasury notes and bonds	50,339	-	545	49,794
Municipal obligations	153,610	4,721	583	157,748

Total securities available for sale	$445,220	$5,912	$3,797	$447,335

Securities held to maturity:
Other debt securities:
Corporate notes	$2,000	$4	$-	$2,004

Total securities held to maturity	$2,000	$4	$-	$2,004

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The amortized cost and fair value of debt securities as of September 30, 2022, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$16,194	$15,800	$-	$-
Due after one year through five years	237,878	220,169	-	-
Due after five years through ten years	43,996	40,360	2,000	1,608
Due after ten years	103,386	85,009	5,000	4,010
	401,454	361,338	7,000	5,618
Mortgage-backed securities and CMO	106,493	93,941	-	-

	$507,947	$455,279	$7,000	$5,618

Information pertaining to investment securities with gross unrealized losses at September 30, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

September 30, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	78	$40,860	$4,440
Agency CMO	26	7,232	370
Agency notes and bonds	20	39,992	1,724
Treasury notes and bonds	20	33,041	976
Muncipal obligations	223	112,415	16,894
Total less than twelve months	367	233,540	24,404

Continuous loss position more than twelve months:
Agency mortgage-backed securities	20	45,849	7,742
Agency notes and bonds	39	97,356	11,645
Treasury notes and bonds	11	46,379	3,131
Muncipal obligations	43	23,500	5,761
Total more than twelve months	113	213,084	28,279

Total securities available for sale	480	$446,624	$52,683

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	4	$5,618	$1,382
Total less than twelve months	4	5,618	1,382

Total held to maturity	4	$5,618	$1,382

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

At September 30, 2022, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 10.6% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  At September 30, 2022, the corporate notes classified as held to maturity in a loss position had depreciated approximately 19.7% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2022, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

During the nine months ended September 30, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on sales of available for sale securities.  There were no sales of investment securities or time deposits during the three months ended September 30, 2021 nor the three and nine months ended September 30, 2022.

Certain debt securities available for sale were pledged to secure public fund deposits at September 30, 2022 and December 31, 2021.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three and nine months ended September 30, 2022, the Company recognized unrealized losses of $229,000 and $265,000, respectively, on this equity investment.  During the three and nine months ended September 30, 2021, the Company recognized an unrealized loss of $67,000 and an unrealized gain of $360,000, respectively, on this equity investment.  At September 30, 2022 and December 31, 2021, the equity investment had a fair value of $1.6 million and $1.9 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At September 30, 2022 and December 31, 2021, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the limited partnership investment at September 30, 2022 and December 31, 2021 was $780,000 and $880,000, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the three or nine months ended September 30, 2022 or 2021.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods.  See below for additional discussion of the qualitative factors utilized in management’s allowance for loan loss methodology at September 30, 2022 and December 31, 2021.

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

At September 30, 2022, the Company held no foreclosed real estate.  At December 31, 2021, the balance of foreclosed real estate includes $36,000 of residential real estate properties where physical possession had been obtained.  At September 30, 2022 and December 31, 2021, the recorded investment in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $89,000 and $53,000, respectively.

Loans at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021

Real estate mortgage loans:
Residential	$153,659	$130,603
Land	22,377	19,478
Construction	72,371	59,959
Commercial	161,296	137,915
Commercial business loans	54,760	51,787
Consumer loans:
Home equity and second mortgage loans	58,596	54,453
Automobile loans	48,100	43,946
Loans secured by savings accounts	655	827
Unsecured loans	2,230	2,219
Other consumer loans	13,090	13,579
Gross loans	587,134	514,766
Less undisbursed portion of loans in process	(40,175)	(26,520)

Principal loan balance	546,959	488,246

Deferred loan origination fees and costs, net	1,200	1,124
Allowance for loan losses	(6,566)	(6,083)

Loans, net	$541,593	$483,287

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2022:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$153,659	$22,377	$32,196	$161,296	$54,760	$58,596	$64,075	$546,959

Accrued interest receivable	453	98	66	299	129	272	220	1,537

Net deferred loan origination fees and costs	107	14	(9)	(92)	(12)	1,192	-	1,200

Recorded investment in loans	$154,219	$22,489	$32,253	$161,503	$54,877	$60,060	$64,295	$549,696

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$894	$51	$-	$566	$147	$315	$-	$1,973

Collectively evaluated for impairment	153,036	22,438	32,253	160,932	54,730	59,745	64,295	547,429

Acquired with deteriorated credit quality	289	-	-	5	-	-	-	294

Ending balance	$154,219	$22,489	$32,253	$161,503	$54,877	$60,060	$64,295	$549,696

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the allowance for loan losses as of September 30, 2022 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,352	273	430	2,070	886	536	1,019	6,566
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$1,352	$273	$430	$2,070	$886	$536	$1,019	$6,566

An analysis of the allowance for loan losses as of December 31, 2021 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$-	$7	$-	$7
Collectively evaluated for impairment	1,143	234	403	1,884	873	520	988	6,045
Acquired with deteriorated credit quality	31	-	-	-	-	-	-	31

Ending balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

An analysis of the changes in the allowance for loan losses for the three and nine months ended September 30, 2022 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for loan losses:
Changes in Allowance for Loan Losses for the three-months ended September 30, 2022
Beginning balance	$1,265	$241	$496	$1,991	$888	$533	$980	$6,394
Provisions for loan losses	87	32	(66)	79	(2)	3	42	175
Charge-offs	-	-	-	-	-	-	(77)	(77)
Recoveries	-	-	-	-	-	-	74	74

Ending balance	$1,352	$273	$430	$2,070	$886	$536	$1,019	$6,566

Changes in Allowance for Loan Losses for the nine-months ended September 30, 2022
Beginning balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083
Provisions for loan losses	169	39	27	186	13	7	109	550
Charge-offs	(1)	-	-	-	(9)	-	(277)	(287)
Recoveries	10	-	-	-	9	2	199	220

Ending balance	$1,352	$273	$430	$2,070	$886	$536	$1,019	$6,566

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At September 30, 2022 and December 31, 2021, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors.  During 2020, management adjusted the qualitative factors due to economic uncertainties related to COVID-19.  During 2021, while there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio, management decreased the COVID-19 qualitative factor adjustments for each portfolio segment based on loan performance, unemployment rates, the level of cases, vaccination status and government guidelines.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment.  The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At September 30, 2022, the Company's allowance for loan losses totaled $6.6 million, of which $6.2 million related to qualitative factor adjustments.  At December 31, 2021, the Company's allowance for loan losses totaled $6.1 million, of which $5.5 million related to qualitative factor adjustments.  These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at September 30, 2022 and December 31, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2022 and for the three months and nine months ended September 30, 2022.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2022:

				Three Months Ended		Nine Months Ended
	At September 30, 2022			September 30, 2022		September 30, 2022
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$894	$1,053	$-	$891	$2	$903	$9
Land	51	51	-	51	-	76	-
Construction	-	-	-	-	-	-	-
Commercial real estate	566	585	-	573	6	612	20
Commercial business	147	147	-	153	2	162	7
Home equity and second mortgage	315	331	-	193	-	100	-
Other consumer	-	-	-	-	-	-	-
	1,973	2,167	-	1,861	10	1,853	36

Loans with an allowance recorded:
Residential	-	-	-	15	-	14	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity and second mortgage	-	-	-	142	-	215	-
Other consumer	-	-	-	-	-	-	-
	-	-	-	157	-	229	-

Total:
Residential	894	1,053	-	906	2	917	9
Land	51	51	-	51	-	76	-
Construction	-	-	-	-	-	-	-
Commercial real estate	566	585	-	573	6	612	20
Commercial business	147	147	-	153	2	162	7
Home equity and second mortgage	315	331	-	335	-	315	-
Other consumer	-	-	-	-	-	-	-
	$1,973	$2,167	$-	$2,018	$10	$2,082	$36

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s impaired loans for the three months and nine months ended September 30, 2021.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three or nine month periods ended September 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Loans with no related allowance recorded:
Residential	$1,503	$6	$1,653	$18
Land	100	-	99	-
Construction	-	-	-	-
Commercial real estate	730	8	750	26
Commercial business	186	2	196	6
Home equity/2nd mortgage	63	-	136	1
Other consumer	-	-	-	-

	2,582	16	2,834	51

Loans with an allowance recorded:
Residential	-	-	-	-
Land	26	-	13	-
Construction	-	-	-	-
Commercial real estate	-	-	-	-
Commercial business	-	-	-	-
Home equity/2nd mortgage	289	-	217	-
Other consumer	-	-	-	-
	315	-	230	-

Total:
Residential	1,503	6	1,653	18
Land	126	-	112	-
Construction	-	-	-	-
Commercial real estate	730	8	750	26
Commercial business	186	2	196	6
Home equity/2nd mortgage	352	-	353	1
Other consumer	-	-	-	-
	$2,897	$16	$3,064	$51

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$783	$-	$783	$806	$-	$806
Land	51	-	51	102	-	102
Construction	-	-	-	-	-	-
Commercial real estate	93	-	93	115	-	115
Commercial business	-	-	-	-	-	-
Home equity and second mortgage	315	-	315	304	-	304
Other consumer	-	-	-	-	3	3

Total	$1,242	$-	$1,242	$1,327	$3	$1,330

The following table presents the aging of the recorded investment in loans at September 30, 2022:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$1,932	$229	$449	$2,610	$151,320	$289	$154,219
Land	109	-	51	160	22,329	-	22,489
Construction	-	-	-	-	32,253	-	32,253
Commercial real estate	1	-	-	1	161,497	5	161,503
Commercial business	197	185	-	382	54,495	-	54,877
Home equity and second mortgage	614	-	35	649	59,411	-	60,060
Other consumer	150	49	-	199	64,096	-	64,295

Total	$3,003	$463	$535	$4,001	$545,401	$294	$549,696

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
September 30, 2022
Pass	$152,872	$22,318	$32,253	$159,321	$54,238	$59,745	$64,295	$545,042
Special Mention	-	60	-	920	460	-	-	1,440
Substandard	564	60	-	1,169	179	-	-	1,972
Doubtful	783	51	-	93	-	315	-	1,242
Loss	-	-	-	-	-	-	-	-

Total	$154,219	$22,489	$32,253	$161,503	$54,877	$60,060	$64,295	$549,696

December 31, 2021
Pass	$129,705	$19,369	$33,491	$135,608	$51,353	$55,438	$60,789	$485,753
Special Mention	-	61	-	1,203	323	-	-	1,587
Substandard	641	62	-	1,215	245	-	-	2,163
Doubtful	806	102	-	115	-	304	-	1,327
Loss	-	-	-	-	-	-	-	-

Total	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The following table summarizes the Company’s TDRs by accrual status as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
				Related				Related
				Allowance				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$109	$16	$125	$-	$216	$-	$216	$-
Commercial real estate	472	-	472	-	585	-	585	-
Commercial business	147	-	147	-	174	-	174	-
Home equity and second mortgage	-	280	280	-	-	287	287	7

Total	$728	$296	$1,024	$-	$975	$287	$1,262	$7

At September 30, 2022 and December 31, 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the three or nine months ended September 30, 2022 or 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and nine months ended September 30, 2022 or 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended September 30, 2021 and the three or nine months ended September 30, 2022.  During the nine months ended September 30, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290,000 that was moved to nonaccrual status.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.  As a result of the payment default described above, a specific reserve of $7,000 was established during the nine months ended September 30, 2021.  The current balance on the second mortgage loan described above is $280,000 and there is no specific reserve.

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

The following table presents the carrying amount of PCI loans accounted for under ASC 310-30 at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021

Residential real estate	$289	$270
Commercial real estate	5	11
Carrying amount	294	281
Allowance for loan losses	-	31
Carrying amount, net of allowance	$294	$250

The outstanding balance of PCI loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties was $294,000 and $339,000 at September 30, 2022 and December 31, 2021, respectively.  The accretable yield at September 30, 2022 and December 31, 2021 was immaterial.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At September 30, 2022 and December 31, 2021, the balance of the Bank’s investment was $2.3 million and $2.5 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $216,000 at September 30, 2022 and December 31, 2021 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During the three month periods ended September 30, 2022 and 2021, the Bank recognized amortization expense of $89,000, which was included in income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended September 30, 2022 and 2021, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $105,000 and $106,000, respectively.  During the nine month periods ended September 30, 2022 and 2021, the Bank recognized amortization expense of $266,000, which was included in income tax expense on the consolidated statements of income.  Additionally, during the nine month periods ended September 30, 2022 and 2021, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $314,000 and $317,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
	(Dollars in thousands, except for share and per share data)
Basic
Earnings:
Net income attributable to First Capital, Inc.	$3,125	$2,936	$8,362	$8,605

Shares:
Weighted average common shares outstanding	3,358,800	3,349,494	3,353,459	3,344,832

Net income attributable to First Capital, Inc. per common share, basic	$0.93	$0.88	$2.49	$2.57

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$3,125	$2,936	$8,362	$8,605

Shares:
Weighted average common shares outstanding	3,358,800	3,349,494	3,353,459	3,344,832
Add: Dilutive effect of restricted stock	-	-	-	1,441

Weighted average common shares outstanding, as adjusted	3,358,800	3,349,494	3,353,459	3,346,273

Net income attributable to First Capital, Inc. per common share, diluted	$0.93	$0.88	$2.49	$2.57

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  No shares were excluded from the calculations of diluted net income per share because their effect would be anti-dilutive for the nine-month period ended September 30, 2021.  Restricted shares totaling 12,550 were excluded from the calculation of diluted net income per share for the three-month and nine-month periods ended September 30, 2022.  Restricted shares totaling 24,300 were excluded from the calculation of diluted net income per share for the three-month period ended September 30, 2021.

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

At September 30, 2022, 162,350 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model.  Expected volatilities are based on historical volatility of the Company's stock.  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  As of September 30, 2022, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2022 amounted to $156,000 and $352,000, respectively. Compensation expense related to restricted stock recognized for the three-month and nine-month periods ended September 30, 2021 amounted to $129,000 and $359,000, respectively.  The total income tax benefit related to stock-based compensation was $44,000 for the nine-month period ended September 30, 2022.  The total income tax expense related to stock-based compensation was $3,000 for the three-month period ended September 30, 2022.  The total income tax benefit related to stock-based compensation was $18,000 and $73,000, respectively, for the three-month and nine-month periods ended September 30, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of September 30, 2022 and changes during the nine-month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	shares	Fair Value

Nonvested at January 1, 2022	22,350	$54.96
Granted	-	-
Vested	8,950	51.85
Forfeited	850	56.76
Nonvested at September 30, 2022	12,550	$57.07

There were 8,950 shares that vested during the nine-month period ended September 30, 2022 due to the retirement of an employee and normal vesting, and 8,350 restricted shares vested during the nine-month period ended September 30, 2021 due to normal vesting.  The fair value of restricted shares that vested during the nine-month periods ended September 30, 2022 and 2021 was $260,000 and $371,000, respectively.  At September 30, 2022, there was $633,000 of unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over a weighted average period of 2.1 years.

7.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Cash payments for:
Interest	$933	$907
Taxes (net of refunds received)	1,881	1,755

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	-	151

8.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2022 and December 31, 2021.  The Company had no liabilities measured at fair value as of September 30, 2022 or December 31, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$86,709	$-	$86,709
Agency CMO	-	7,232	-	7,232
Agency notes and bonds	-	137,347	-	137,347
Treasury notes and bonds	-	79,421	-	79,421
Municipal obligations	-	144,570	-	144,570
Total securities available for sale	$-	$455,279	$-	$455,279

Equity securities	$1,616	$-	$-	1,616

December 31, 2021
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$102,736	$-	$102,736
Agency CMO	-	7,961	-	7,961
Agency notes and bonds	-	129,096	-	129,096
Treasury notes and bonds	-	49,794	-	49,794
Municipal obligations	-	157,748	-	157,748
Total securities available for sale	$-	$447,335	$-	$447,335

Equity securities	$1,881	$-	$-	1,881

Assets Measured on a Nonrecurring Basis
Impaired loans:
Home equity and second mortgage	$-	$-	$281	$281
Total impaired loans	$-	$-	$281	$281

Foreclosed real estate:
Residential real estate	$-	$-	$36	$36
Total foreclosed real estate	$-	$-	$36	$36

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

At September 30, 2022, there were no discounts from appraised values of impaired loans.  At December 31, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral of 10%.  The Company recognized provisions for loan losses of $12,000 for the nine months ended September 30, 2021 for impaired loans.  The Company recognized a reduction in provisions for loan losses of $1,000 for the three months ended September 30, 2021 for impaired loans.  The Company recognized a reduction in provisions for loan losses of $3,000 and $7,000 for the three months and nine months ended September 30, 2022, respectively, for impaired loans.

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

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral.  At September 30, 2022, the Company had no foreclosed real estate.  At December 31, 2021, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of collateral, and estimated costs to sell of 65%.  There were no charges to write down foreclosed real estate recognized in income for the three months or nine months ended September 30, 2022 or 2021.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended September 30, 2022 and 2021.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended September 30, 2022 and 2021.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2022:
Financial assets:
Cash and cash equivalents	$83,786	$83,786	$83,786	$-	$-
Interest-bearing time deposits	2,454	2,357	-	2,357	-
Securities available for sale	455,279	455,279	-	455,279	-
Securities held to maturity	7,000	5,618	-	5,618	-
Loans held for sale	1,312	1,328	-	1,328	-
Loans, net	541,593	522,724	-	-	522,724
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	3,714	3,714	-	3,714	-
Equity securities (included in other assets)	1,616	1,616	1,616	-	-

Financial liabilities:
Deposits	1,063,099	1,060,968	-	-	1,060,968
Accrued interest payable	74	74	-	74	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$172,509	$172,509	$172,509	$-	$-
Interest-bearing time deposits	4,839	4,965	-	4,965	-
Securities available for sale	447,335	447,335	-	447,335	-
Securities held to maturity	2,000	2,004	-	2,004	-
Loans held for sale	2,413	2,459	-	2,459	-
Loans, net	483,287	481,961	-	-	481,961
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,430	3,430	-	3,430	-
Equity securities (included in other assets)	1,881	1,881	1,881	-	-

Financial liabilities:
Deposits	1,035,562	1,035,406	-	-	1,035,406
Accrued interest payable	97	97	-	97	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts.  The fair value of investment securities is based on quoted market prices (where available) or values obtained from an independent pricing service.  The fair value of loans (excluding loans held for sale), interest-bearing time deposits in other financial institutions, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods utilized to measure the fair value of financial instruments at September 30, 2022 and December 31, 2021 represent an approximation of exit price, but an actual exit price may differ.

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)

Service charges on deposit accounts	$618	$514	$1,670	$1,348
ATM and debit card fees	1,059	1,009	3,132	3,027
Investment advisory income	160	103	400	272
Other	19	28	81	91
Revenue from contracts with customers	1,856	1,654	5,283	4,738

Net gains (losses) on loans and investments	(59)	536	455	2,267
Increase in cash value of life insurance	44	51	157	169
Other	32	29	90	86
Other noninterest income	17	616	702	2,522

Total noninterest income	$1,873	$2,270	$5,985	$7,260

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

Critical Accounting Policies

During the nine months ended September 30, 2022, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Financial Condition

Total assets decreased $9.8 million from $1.16 billion at December 31, 2021 to $1.15 billion at September 30, 2022, a decrease of 0.8%.

Net loans receivable (excluding loans held for sale) increased $58.3 million from $483.3 million at December 31, 2021 to $541.6 million at September 30, 2022.  Commercial real estate loans, residential mortgage loans and home equity and second mortgage loans increased $23.4 million, $23.1 million and $4.1 million, respectively, during the nine months ended September 30, 2022.

Cash and cash equivalents decreased from $172.5 million at December 31, 2021 to $83.8 million at September 30, 2022 as management utilized excess liquidity to fund loan growth and investment purchases.

Securities available for sale increased $8.0 million from $447.3 million at December 31, 2021 to $455.3 million at September 30, 2022.  Purchases of $87.3 million of securities classified as available for sale were made during the nine months ended September 30, 2022 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities.  Principal payments and maturities of available for sale securities totaled $17.7 million and $5.4 million, respectively, during the nine months ended September 30, 2022.  There was also an unrealized loss of $54.8 million on the securities available for sale portfolio during the period ended September 30, 2022 due primarily to increasing market interest rates during the period.

Total deposits increased from $1.04 billion at December 31, 2021 to $1.07 billion at September 30, 2022.  Noninterest-bearing checking accounts and savings accounts increased $23.3 million and $20.2 million, respectively, during the nine months ended September 30, 2022 primarily due to new accounts and normal balance fluctuations, while interest-bearing checking accounts and time deposits decreased $8.7 million and $7.3 million, respectively, during the period.

Total stockholders' equity attributable to the Company decreased from $113.8 million at December 31, 2021 to $77.7 million at September 30, 2022, primarily due to a $42.2 million net unrealized loss on available for sale securities partially offset by a $5.7 million increase in retained net income.  The net unrealized loss on available for sale securities during the period is primarily due to increases in market interest rates.

Results of Operations

Net income for the nine-month periods ended September 30, 2022 and 2021.  Net income attributable to the Company was $8.4 million ($2.49 per diluted share) for the nine months ended September 30, 2022 compared to $8.6 million ($2.57 per diluted share) for the same time period in 2021.  The decrease is primarily due to a decrease in noninterest income and an increase in noninterest expense partially offset by an increase in net interest income after the provision for loan losses.

Net income for the three-month periods ended September 30, 2022 and 2021.  Net income attributable to the Company was $3.1 million ($0.93 per diluted share) for the three months ended September 30, 2022 compared to $2.9 million ($0.88 per diluted share) for the three months ended September 30, 2021.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Net interest income for the nine-month periods ended September 30, 2022 and 2021.  Net interest income increased $1.9 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in interest-earning assets.

Total interest income increased $2.0 million for the nine months ended September 30, 2022 compared to the same period in 2021.  For the nine months ended September 30, 2022, the average balance of interest-earning assets and their tax-equivalent yield were $1.13 billion and 2.94%, respectively.  During the same period in 2021, the average balance of those assets was $1.01 billion and the tax-equivalent yield was 3.01%.  Fees recognized from loans issued as part of the SBA PPP are included in interest income.  These fees totaled $34,000 during the nine months ended September 30, 2022 compared to $1.7 million during the same period in 2021.

Total interest expense increased $55,000 for the nine months ended September 30, 2022 compared to the same period in 2021.  The average balance of interest-bearing liabilities increased from $720.0 million for 2021 to $804.4 million for 2022.  The average rate paid on interest-bearing liabilities decreased from 0.16% to 0.15% when comparing the two periods.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread on a tax-equivalent basis decreased from 2.85% for the nine months ended September 30, 2021 to 2.79% for the same period in 2022.

Net interest income for the three-month periods ended September 30, 2022 and 2021.  Net interest income increased $1.2 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in interest-earning assets and the interest rate spread.

Total interest income increased $1.3 million for the three months ended September 30, 2022 compared to the same period in 2021.  For the three months ended September 30, 2022, the average balance of interest-earning assets was $1.13 billion compared to $1.04 billion for the three months ended September 30, 2021.  PPP fees recognized in interest income totaled $7,000 during the quarter ended September 30, 2022 compared to $784,000 during the same period in 2021.  This was more than offset by the increase in short term interest rates by the Federal Open Market Committee during 2022 to increase the average tax-equivalent yield on interest-earning assets from 3.04% for the third quarter of 2021 to 3.27% for the third quarter of 2022.

Total interest expense increased $112,000 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.  The average balance of interest-bearing liabilities and the average rate paid on interest-bearing liabilities increased from $744.7 million and 0.15%, respectively, to $797.2 million and 0.20%, respectively, when comparing the two periods.  As a result, the tax-equivalent interest rate spread increased from 2.89% for the three months ended September 30, 2021 to 3.07% for the three months ended September 30, 2022.

Provision for loan losses.  Based on management’s analysis of the allowance for loan losses, the provision for loan losses increased from $75,000 for the nine-month period ended September 30, 2021 to $550,000 for the same period in 2022.  No provision for loan losses was recorded for the three-month period ended September 30, 2021 compared to $175,000 for the same period in 2022.  The provision for loan losses was higher in 2022 compared to 2021 due to growth in the loan portfolio.  The Bank recognized net charge-offs of $67,000 for the nine months ended September 30, 2022 compared to $133,000 during the same period in 2021.

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

The allowance for loan losses was $6.6 million at September 30, 2022 and $6.1 million at December 31, 2021.  Management has deemed these amounts as adequate at each date based on its best estimate of probable known and inherent loan losses at each date.  Management continues to monitor uncertainties surrounding the COVID-19 situation and may need to adjust future expectations as developments occur throughout the remainder of the year.  At September 30, 2022 and December 31, 2021, nonperforming loans amounted to $1.2 million and $1.3 million, respectively.

Noninterest income for the nine-month periods ended September 30, 2022 and 2021.  Noninterest income for the nine months ended September 30, 2022 decreased $1.3 million compared to the nine months ended September 30, 2021.  The decrease was primarily due to a decrease in gains on loans sold of $1.2 million when comparing the two periods as increased interest rates slowed lending in residential mortgages.  In addition, the nine months ended September 30, 2022 included a $265,000 unrealized loss on equity securities compared to a $360,000 unrealized gain on equity securities during the same period in 2021.  This was partially offset by a $322,000 increase in service charges on deposit accounts when comparing the two periods.

Noninterest income for the three-month periods ended September 30, 2022 and 2021.  Noninterest income for the quarter ended September 30, 2022 decreased $397,000 as compared to the quarter ended September 30, 2021.  Gains on loans sold decreased $433,000 when comparing the two periods and the quarter ended September 30, 2022 included a $229,000 unrealized loss on equity securities compared to a $67,000 unrealized loss on equity securities during the quarter ended September 30, 2021.

Noninterest expense for the nine-month periods ended September 30, 2022 and 2021.  Noninterest expense for the nine months ended September 30, 2022 increased $614,000 compared to the same period in 2021.  Data processing and other expenses increased $358,000 and $334,000, respectively, when comparing the two periods.  This was partially offset by a $254,000 decrease in professional fees due to a profitability study initiated in 2021.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the three-month periods ended September 30, 2022 and 2021.  Noninterest expense for the quarter ended September 30, 2022 increased $357,000 compared to the quarter ended September 30, 2021.  This was primarily due to increases in other expenses, data processing expense and compensation and benefits expense of $207,000, $172,000 and $143,000, respectively, when comparing the two periods.  This was partially offset by a $135,000 decrease in professional fees.

Income tax expense.  Income tax expense for the nine-month period ended September 30, 2022 was $1.5 million, for an effective tax rate of 15.3%, compared to $1.7 million, for an effective tax rate of 16.6%, for the same period in 2021.  For the three-month period ended September 30, 2022, income tax expense and the effective tax rate were $669,000 and 17.6%, respectively, compared to $596,000 and 16.9%, respectively, for the same period in 2021.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2022, the Bank had cash and cash equivalents of $82.9 million and securities available-for-sale with a fair value of $453.4 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $1.6 million at September 30, 2022.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank had opted into the CBLR framework as of June 30, 2022 and its CBLR was 8.69% as of that date.  This was the second consecutive quarter to fall below the 9.00% minimum.  As a result, the Bank elected out of the CBLR framework beginning with the quarter ending September 30, 2022 and has resumed calculating all required capital ratios in accordance with regulatory guidance. As of September 30, 2022, the Bank was in compliance with all regulatory capital requirements that were effective as of such date with Tier 1 capital to average assets, common equity Tier 1 capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets ratios of 8.9%, 14.5%, 14.5% and 15.4%, respectively.  The regulatory requirements at that date to be considered “well-capitalized” under applicable regulations were 5.0%, 6.5%, 8.0% and 10.0%, respectively.  At September 30, 2022, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended September 30, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2022 and December 31, 2021 financial information:

	At September 30, 2022		At December 31, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$3,838	10.55%	$885	3.19%
200bp	2,566	7.05	1,853	6.68
100bp	1,287	3.54	908	3.27
Static	-	-	-	-
(100)bp	(181)	(0.50)	(743)	(2.68)
(200)bp	(1,979)	(5.44)	(2,004)	(7.23)
(300)bp	(3,620)	(9.95)

At September 30, 2022 and December 31, 2021, the Company’s simulated exposure to a change in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  Alternatively, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  Due to increasing market rates during 2022, the Company also modeled an immediate and sustained decrease of 3.00% at September 30, 2022 which resulted in a decrease in the Company’s net interest income over a one year horizon compared to a flat interest rate scenario.  During the nine months ended September 30, 2022, the Company updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2022 and December 31, 2021 financial information:

	At September 30, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$307,986	$24,729	8.73%	30.13%	455bp
200bp	304,680	21,423	7.56	29.03	345bp
100bp	297,029	13,772	4.86	27.55	197bp
Static	283,257	-	-	25.58	0bp
(100)bp	266,651	(16,606)	(5.86)	23.45	(213)bp
(200)bp	231,453	(51,804)	(18.29)	19.81	(577)bp
(300)bp	214,411	(68,846)	(24.31)	18.11	(747)bp

	At December 31, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$214,645	$46,620	27.75%	20.18%	555bp
200bp	211,155	43,130	25.67	19.36	473bp
100bp	191,558	23,533	14.01	17.13	250bp
Static	168,025	-	-	14.63	0bp
(100)bp	136,411	(31,614)	(18.82)	11.57	(306)bp
(200)bp	97,661	(70,364)	(41.88)	8.11	(652)bp

The previous tables indicate that at September 30, 2022 and December 31, 2021 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100 or 200 basis point decrease in prevailing interest rates.  Due to increasing market rates during 2022, the Company also modeled a sudden and sustained 300 basis point decrease in prevailing interest rates as of September 30, 2022 which resulted in a decrease in its EVE.  As previously mentioned in this report, during the nine months ended September 30, 2022, the Company updated deposit decay rates to levels indicated in a third-party study of customer accounts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.      Legal Proceedings

  None.

Item 1A.    Risk Factors

  There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2022	883	$29.07	883	135,680

August 1 through August 31, 2022	-	N/A	-	135,680

September 1 through September 30, 2022	-	N/A	-	135,680

Total	883	$29.07	883

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock.  The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3.      Defaults upon Senior Securities

  Not applicable.

Item 4.      Mine Safety Disclosures

  Not applicable.

Item 5.      Other Information

  None.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 6.      Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
10.1	First Capital Annual Supplemental Bonus Plan
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Note 5 of the Unaudited Consolidated Financial Statements contained herein)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2022	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated November 14, 2022	BY:	/s/ Michael C. Frederick
Michael C. Frederick
Executive Vice President, CFO
and Treasurer