Form 10-K
period 2022-12-31
FIRST CAPITAL INC
filed 2023-03-22
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $87.9 million, based upon the closing price of $27.09 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022.

The number of shares outstanding of the registrant’s common stock as of February 28, 2023 was 3,359,362.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

INDEX

Page

Part I

 Part II

Part III

 Part IV

Item 15.	Exhibits and Financial Statement Schedules	57
Item 16.	Form 10-K Summary	59

SIGNATURES

i

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. First Capital, Inc. also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission (“SEC”). In addition, First Capital, Inc.’s senior management may make forward-looking statements orally to investors and others. These statements are not historical facts, rather statements based on First Capital, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “could,” “should,” “will,” “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to First Capital, Inc.’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, market, economic, operational, liquidity, credit and interest rate risks associated with First Capital’s business (including developments and volatility arising from the COVID-19 pandemic), general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of First Capital, Inc. to execute its business plan; First Capital, Inc.’s ability to control costs and expenses; competitive products and pricing; deposit flows; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in First Capital, Inc.’s filings with the SEC. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by First Capital, Inc. or on its behalf. Any forward-looking statements made by or on behalf of First Capital, Inc. speak only as of the date they are made, and except to the extent required by applicable law First Capital, Inc. does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. The reader should, however, consult any further disclosures of a forward-looking nature First Capital, Inc. may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected.

Due to the COVID-19 pandemic market interest rates initially declined significantly, as the Federal Open Market Committee (“FOMC”) reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%. The FOMC subsequently increased the targeted rate by 425 basis points through 2022 due to high inflation. These changes in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the financial impact will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (“FASB”) staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act (“CAA”) of 2021 signed into law on December 27, 2020 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2021.

The CARES Act also included a total allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP”). The CAA included the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, which allocated an additional $284 million in a second round of PPP loans. PPP loans are forgivable, in whole or in part, if the proceeds are used for eligible payroll costs and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two or five years, if not forgiven in whole or in part. Payments are deferred until the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period, and the loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee based on the size of the loan. The SBA began accepting submissions for these PPP loans on April 3, 2020 and the second round ended May 31, 2021. The Bank received SBA authorizations for PPP loans totaling approximately $62.4 million, including $16.5 million in second-draw loans originated in 2021. As of January 25, 2023, the Bank has received payoffs on $62.3 million of PPP loans from the SBA and all deferred fees related to PPP loans had been recognized. For the years ended December 31, 2022, 2021 and 2020, the Bank recognized $34,000, $2.0 million and $791,000, respectively, in PPP fees in interest income.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
Residential (1)	$155,334	25.55%	$130,603	25.38%	$131,217	24.95%
Land	21,860	3.60%	19,478	3.78%	17,328	3.29%
Commercial real estate	161,425	26.55%	137,915	26.79%	135,114	25.70%
Residential construction (2)	61,845	10.17%	49,949	9.70%	39,160	7.45%
Commercial real estate construction	25,000	4.11%	10,010	1.94%	4,988	0.95%
Total mortgage loans	425,464	69.98%	347,955	67.59%	327,807	62.34%

Consumer Loans:
Home equity and second mortgage loans	57,781	9.50%	54,453	10.58%	52,001	9.89%
Automobile loans	48,184	7.92%	43,946	8.54%	43,770	8.32%
Loans secured by savings accounts	627	0.10%	827	0.16%	1,083	0.21%
Unsecured loans	2,245	0.37%	2,219	0.43%	2,766	0.53%
Other (3)	12,973	2.13%	13,579	2.64%	16,117	3.06%
Total consumer loans	121,810	20.02%	115,024	22.35%	115,737	22.01%

Commercial business loans	60,817	10.00%	51,787	10.06%	82,274	15.65%
Total gross loans	608,091	100.00%	514,766	100.00%	525,818	100.00%
Less:
Due to borrowers on loans in process	44,574		26,520		19,179
Deferred loan fees net of direct costs	(1,213)		(1,124)		(317)
Allowance for loan losses	6,772		6,083		6,625
Total loans, net	$557,958		$483,287		$500,331

(1)  Includes conventional one- to four- family and multi-family residential loans.

(2)  Includes construction loans for which the Bank has commited to provide permanent financing.

(3)  Includes loans secured by lawn and farm equipment, mobile homes, and other personal property.

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Residential mortgages secured by multi-family properties totaled $39.0 million, or 25.1% of the residential loan portfolio at December 31, 2022. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2022, the Bank originated and funded $49.2 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2022, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $9.6 million and outstanding balances of $4.9 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $55.8 million at December 31, 2022, of which $19.8 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2022 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for loan losses.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total
	(In thousands)
Residential mortgage loans	$8,347	$35,222	$65,968	$45,797	$155,334
Land loans	1,445	6,205	10,832	3,378	21,860
Commercial real estate loans	13,053	50,809	76,452	21,111	161,425
Construction loans (1) (2)	86,845	-	-	-	86,845
Home equity / second mortgage loans	4,736	4,101	6,957	41,987	57,781
Other consumer loans	19,197	39,992	4,770	70	64,029
Commercial business	17,025	30,241	9,055	4,496	60,817
Total gross loans	$150,648	$166,570	$174,034	$116,839	$608,091

(1)  Includes commercial real estate construction loans.

(2)  Includes construction loans for which the bank has commited to provide permanent financing.

The following table sets forth the dollar amount of all loans due after December 31, 2023, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates
	(In thousands)
Residential mortgage loans	$49,478	$97,509
Land loans	4,886	15,529
Commercial real estate loans	52,432	95,940
Home equity / second mortgage loans	6,157	46,888
Other consumer loans	39,621	5,211
Commercial business	36,301	7,491
Total gross loans	$188,875	$268,568

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $29.2 million at December 31, 2022.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2022, the Bank had outstanding letters of credit of $484,000.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $1.2 million of net deferred loan costs at December 31, 2022.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2022, the Bank had commitments to originate $656,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. However, at December 31, 2022, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2022. The Bank would have recorded interest income of $69,000 for the year ended December 31, 2022 had nonaccrual loans been current in accordance with their original terms.

At December 31, 2022, nonperforming loans totaled $1.5 million, consisting of nonaccrual loans of $1.4 million and loans over 90 days past due of $87,000. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

Restructured Loans. Periodically, the Bank modifies loans to extend the term or make other concessions to help borrowers stay current on their loans and avoid foreclosure. The Bank generally does not forgive principal or interest on restructured loans. These modified loans are also referred to as “troubled debt restructurings” or “TDRs”. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured in a TDR remains on nonaccrual status for a period of at least six months following the restructuring to ensure that the borrower performs in accordance with the restructured terms including consistent and timely payments. At December 31, 2022, TDRs totaled $823,000 with no related allowance for loan losses on TDRs. TDRs on nonaccrual status totaled $294,000 at December 31, 2022. TDRs performing according to their restructured terms and on accrual status totaled $529,000 at December 31, 2022. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding TDRs.

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

At December 31, 2022, the Bank had $1.4 million in doubtful/nonaccrual loans and $2.1 million in substandard loans. In addition, the Bank identified $1.2 million in loans as special mention loans at December 31, 2022. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding classified loans.

Current accounting rules require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. A loan is classified as “impaired” by management when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement. If the fair value, as measured by one of these methods, is less than the recorded investment in the impaired loan, the Bank establishes a valuation allowance with a provision charged to expense. Management reviews the valuation of impaired loans on a quarterly basis to consider changes due to the passage of time or revised estimates. At December 31, 2022, all impaired loans were considered to be collateral dependent for the purposes of determining fair value.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and allowance for loan loss analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2022, discounts from appraised values used to value impaired loans for estimates of changes in market conditions and the condition of the collateral was 100%.

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

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense as a component of net loss on foreclosed real estate. At December 31, 2022, the Bank had no foreclosed real estate. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Specific allowances related to impaired loans and other classified loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2022, the Company’s specific allowance totaled $155,000.

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

At December 31, 2022, the Company's allowance for loan losses totaled $6.8 million, of which $6.2 million related to qualitative factor adjustments. At December 31, 2021, the Company's allowance for loan losses totaled $6.1 million, of which $5.5 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at December 31, 2022 and 2021.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the allowance for loan losses.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Allowance at beginning of period	$6,083	$6,625	$5,061
Provision (credit) for loan losses	950	(325)	1,801
	7,033	6,300	6,862

Recoveries:
Residential mortgage loans	10	5	51
Land loans	-	-	-
Commercial real estate loans	-	-	-
Construction loans	-	-	-
Home equity / second mortgage loans	2	8	11
Other consumer loans	223	214	212
Commercial business	9	10	-
Total recoveries	244	237	274

Charge-offs:
Residential mortgage loans	48	35	72
Land loans	-	9	-
Commercial real estate loans	-	-	-
Construction loans	-	-	-
Home equity / second mortgage loans	-	10	-
Other consumer loans	448	400	407
Commercial business	9	-	32
Total charge-offs	505	454	511
Net (charge-offs) recoveries	(261)	(217)	(237)
Balance at end of period	$6,772	$6,083	$6,625

Ratio of allowance for loan losses to total loans outstanding at the end of the period	1.20%	1.25%	1.31%

Ratio of nonaccrual loans to total loans outstanding at the end of the period	0.25%	0.27%	0.28%

Ratio of allowance for loan losses to nonaccrual loans at the end of the period	482.68%	458.40%	471.19%

Ratio of net charge-offs to average loans outstanding during the period
Residential mortgage loans	0.03%	0.02%	0.02%
Land loans	0.00%	0.05%	0.00%
Commercial real estate loans	0.00%	0.00%	0.00%
Construction loans	0.00%	0.00%	0.00%
Home equity / second mortgage loans	0.00%	0.00%	-0.02%
Other consumer loans	0.36%	0.30%	0.30%
Commercial business	0.00%	-0.02%	0.04%
Total net charge-offs to average loans outstanding during the period	0.05%	0.04%	0.05%

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

Allowance for Loan Losses Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
Residential mortgage loans	$1,383	25.55%	$1,174	25.38%
Land loans	265	3.60%	234	3.78%
Commercial real estate loans	2,031	26.55%	1,884	26.79%
Construction loans	526	14.28%	403	11.64%
Home equity / second mortgage loans	530	9.50%	527	10.58%
Other consumer loans	991	10.52%	988	11.77%
Commercial business	1,046	10.00%	873	10.06%
Total allowance for loan losses	$6,772	100.00%	$6,083	100.00%

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. As of December 31, 2022, all of the Bank’s mortgage-backed securities had fixed rates.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,
	2022				2021
				Weighted				Weighted
	Fair	Amortized	Percent of	Average	Fair	Amortized	Percent of	Average
	Value	Cost	Portfolio	Yield (1)	Value	Cost	Portfolio	Yield (1)
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Agency notes and bonds:
Due in one year or less	$17,702	$18,022	3.50%	1.92%	$1,375	$1,371	0.31%	2.05%
Due after one year through five years	119,578	132,373	25.73%	1.04%	118,245	119,620	26.75%	0.95%
Due after five years through ten years	701	748	0.15%	3.16%	9,476	9,650	2.16%	1.19%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

U.S. Treasury notes and bonds:
Due in one year or less	16,835	17,394	3.38%	0.88%	-	-	0.00%	0.00%
Due after one year through five years	61,897	65,252	12.68%	1.50%	49,794	50,339	11.25%	0.41%
Due after five years through ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

Mortgage-backed securities and CMOs: (3)
Due in one year or less	23	23	0.01%	1.35%	163	162	0.04%	1.06%
Due after one year through five years	6,217	6,618	1.29%	1.62%	6,770	6,686	1.49%	1.39%
Due after five years through ten years	19,034	20,767	4.04%	1.64%	31,457	31,050	6.94%	1.44%
Due after ten years	67,942	77,330	15.03%	1.77%	72,307	72,732	16.26%	1.25%

Municipal obligations:
Due in one year or less	1,320	1,323	0.26%	3.13%	674	672	0.15%	2.49%
Due after one year through five years	20,422	21,272	4.13%	2.54%	13,106	12,694	2.84%	2.91%
Due after five years through ten years	38,386	41,165	8.00%	2.83%	47,587	46,454	10.39%	2.44%
Due after ten years	90,762	105,179	20.44%	2.93%	96,381	93,790	20.97%	2.65%

	$460,819	$507,466	98.64%		$447,335	$445,220	99.55%

SECURITIES HELD TO MATURITY (2)
Corporate notes:
Due in one year or less	$-	$-	0.00%	0.00%	$-	$-	0.00%	0.00%
Due after one year through five years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after five years through ten years	1,507	2,000	0.39%	3.25%	-	-	0.00%	0.00%
Due after ten years	3,804	5,000	0.97%	3.92%	2,004	2,000	0.45%	3.88%

	$5,311	$7,000	1.36%		$2,004	$2,000	0.45%

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

The following table presents the maturity distribution of time deposits that are in excess of the FDIC insurance limit (currently $250,000) as of December 31, 2022.

Maturity Period	Balance
(In thousands)
Three months or less	$301
Three through six months	373
Six through twelve months	1,250
Over twelve months	3,346
Total	$5,270

Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $393.7 million and $413.0 million at December 31, 2022 and 2021, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2022			2021
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
	(Dollars in thousands)
Non-interest bearing demand	$254,842	24.02%	$12,157	$242,685	23.43%	$17,077
NOW accounts	394,425	37.20%	1,750	392,675	37.92%	69,511
Savings accounts	279,765	26.38%	11,163	268,602	25.94%	52,800
Money market accounts	81,336	7.67%	7,555	73,781	7.12%	2,464
Fixed rate time deposits which mature:
Within one year	26,288	2.48%	(6,887)	33,175	3.20%	(1,044)
After one year, but within three years	16,077	1.52%	(2,830)	18,907	1.83%	(2,590)
After three years, but within five years	7,491	0.71%	1,920	5,571	0.54%	(3,129)
After five years	-	0.00%	-	-	0.00%	-
Club accounts	172	0.02%	6	166	0.02%	12
Total	$1,060,396	100.00%	$24,834	$1,035,562	100.00%	$135,101

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

The Bank had no borrowed funds under the FHLB advance program during 2022.

The Bank also has an unsecured federal funds purchased line of credit through The Bankers Bank of Kentucky with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2022, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2022.

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

Personnel

As of December 31, 2022, the Bank had 184 full-time employees and 30 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Basel III Capital Rules require the Company and the Bank to maintain:

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

●

a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and

●

a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR was 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2022 and, as of that date, its CBLR was 9.18%, meeting all capital adequacy requirements in effect at that date.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2022 of $1.7 million.

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

Federal Reserve System

Previously, the FRB regulations required banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2022: a 3% reserve ratio is assessed on net transaction accounts up to and including $640.6 million; a 10% reserve ratio is applied above $182.9 million. The first $32.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. However, effective March 26, 2020, the FRB Board set reserve requirement ratios to 0.0%. In October 2008, the FRB began paying interest on certain reserve balances.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

On March 12, 2020, the SEC finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020. Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year. The Company met this expanded category of smaller reporting company based on the 2019 fiscal year and is no longer considered an accelerated filer. If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer”. The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for SEC reporting purposes if a company is not an accelerated or large accelerated filer. Therefore, the Company’s independent registered public accounting firm was not required for SEC reporting purposes to attest on internal control over financial reporting as of December 31, 2022.

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

Bad Debt Reserve. For taxable years beginning after December 31, 1995, the Bank was entitled to take a bad debt deduction for federal income tax purposes which was based on its current or historic net charge-offs by applying the experience reserve method for banks, as long as the Bank did not meet the definition of a “large bank.” Under the Internal Revenue Code, if a bank’s average adjusted assets exceeds $500 million for any tax year it is considered a “large bank” and must utilize the specific charge-off method to compute bad debt deductions. The Bank met the definition of a “large bank” for the tax year ended December 31, 2016 as a result of the acquisition of Peoples. As such, the Bank was required to use the specific charge-off method to compute bad debt deductions beginning in 2016 and its bad debt reserves calculated using the experience reserve method were recaptured in taxable income over the four-year period ending December 31, 2019.

Potential Recapture of Base Year Bad Debt Reserve. The Bank’s bad debt reserve as of the base year (which is the Bank’s last taxable year beginning before January 1, 1988) is not subject to automatic recapture as long as the Bank continues to carry on the business of banking and does not make “non-dividend distributions” as discussed below. If the Bank no longer qualifies as a bank, the balance of the pre-1988 reserves (the base year reserves) are restored to income over a six-year period beginning in the tax year the Bank no longer qualifies as a bank. Such base year bad debt reserve is also subject to recapture to the extent that the Bank makes “non-dividend distributions” that are considered as made from the base year bad debt reserve. To the extent that such reserves exceed the amount that would have been allowed under the experience method (“Excess Distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a “non-dividend distribution,” then approximately one and one-third times the amount so used would be includable in gross income for federal income tax purposes, assuming a 21% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the years ended December 31, 2017 and 2018, Indiana imposed a 6.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. The Indiana franchise tax rate was reduced to 6.25% for the tax year ended December 31, 2019, 6.00% for the tax year ended December 31, 2020, 5.50% for the tax year ended December 31, 2021 and 5.00% for the tax year ended December 31, 2022. The Indiana franchise tax rate will then be reduced to 4.90% for the Company’s tax years ending December 31, 2023 and will remain 4.90% thereafter. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed. The Company’s Indiana tax returns for 2018, 2019 and 2020 were audited by the Indiana Department of Revenue during 2022.

Kentucky. With the acquisition of Peoples in December 2015, the Bank became subject to tax on the Bank’s capital attributable to Kentucky. Prior to the Bank’s conversion in 2018 from a federal savings association into a state-chartered commercial bank, the Bank paid a capital stock tax imposed on its capital attributable to Kentucky at a rate of $1 for each $1,000 in capital. Taxable capital prior to the conversion included certificates of deposit, savings accounts, demand deposits, undivided profits, surplus and general reserves, less an amount equal to the market value of qualifying U.S. government obligations. Beginning in 2018 with the Bank’s conversion to a state-chartered commercial bank, the Bank was subject to a franchise tax at a rate of 1.1% on taxable net capital. Taxable net capital subject to the franchise tax included capital stock paid in, surplus, undivided profits, other comprehensive income or loss, and noncontrolling interests in consolidated subsidiaries, and was reduced by capital attributable to U.S. government obligations and Kentucky obligations. Because the Bank has business activity both within and without Kentucky, the amount of its capital attributable to Kentucky was determined using a three-factor apportionment formula which considered gross receipts, property (including loans) and payroll.

On March 26, 2019, Kentucky House Bill 354 was enacted and repealed the bank franchise tax effective January 1, 2021 and the Bank became subject to the Kentucky corporation income tax and limited liability entity tax during 2021 and in future years. Kentucky taxable income is taxed at a rate of 5.00%.

ITEM 1A.         RISK FACTORS

Risks Related to COVID-19

The pandemic has impacted our business and that of many customers. The ultimate impact is uncertain and will depend on future action largely outside of our control.

The COVID-19 pandemic adversely impacted the business and financial results for the Company and many of our customers. While local and global economies and communities have begun to recover, lingering adverse impacts of the pandemic persist. These impacts include labor shortages and supply chain disruptions. Labor shortages and supply chain disruptions coupled with increasing demand for goods and services have also created inflationary pressures and a rising risk of recession, both of which may negatively impact us and our customers. Other factors that may potentially have an adverse effect on our results of operations include:

●	risks to the capital markets due to the volatility in financial markets that may impact the performance of our investment securities portfolio;
●	declines in demand for loans and other banking services and products due to the effects of COVID-19 in the markets we serve;
●

collateral values may be negatively impacted due to increased property vacancy rates which could affect our ability to liquidate real estate collateral securing real estate loans and maintain loan origination volume;

●	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Company’s financial reporting and internal controls;
●	the Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the Deposit Insurance Fund;
●	cyber security risks are increased as the result of employees working remotely at least part of the time; and
●	cyber security risks are increased as the result of customers working remotely or being unable to visit our branches and not having appropriately secured remote networks.

The extent to which the COVID-19 pandemic will ultimately affect our financial condition and results of operations is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to continue to manufacture and distribute those vaccines, and changes to interest rates. Any one or a combination of these factors could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to Our Business

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2022, $266.3 million, or 43.8% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

Higher loan losses could require the Company to increase its allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses exceeding the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, pandemic related assistance programs resulted in increased levels of deposits for our business and consumer borrowers. As these deposits decline, businesses and consumers may experience reduced ability to repay their loans resulting in additional losses. Finally, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our allowance for loan losses at any particular date may not be sufficient to cover future loan losses. We may be required to increase our allowance for loan losses, thus reducing earnings.

The FASB has adopted a new accounting standard that is referred to as Current Expected Credit Loss, or CECL. The implementation of CECL has been delayed for smaller reporting companies, such as the Company, until January 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Commercial business lending may expose the Company to increased lending risks.

At December 31, 2022, the Bank’s commercial business loan portfolio amounted to $60.8 million, or 10.0% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2022, the Bank’s commercial real estate loan portfolio amounted to $161.4 million, or 26.6% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

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

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing directed at our customers and our personnel. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

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

The Bank relies on software developed by third party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, and loan and deposit processing, and securities portfolio management. While we perform a review of controls instituted by the vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, we maintain backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct our business or process our transactions or incur damage to our reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on our financial condition and results of operations.

Recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Risks Related to the Banking Industry

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance depends to a large extent on the business environment in our geographically concentrated five-county market area, the nearby suburban metropolitan Louisville market, the states of Indiana and Kentucky, and the U.S. as a whole. In particular, the local economic environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Our financial results may also be negatively impacted by periods of increased inflation. Increased inflation can lead to decreases in the value of assets or reduced income from investments in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the FRB has raised certain benchmark interest rates in an effort to combat inflation. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies.

Turmoil in the financial markets could result in lower fair values for our investment securities.

Major disruptions in the capital markets and significant increases in market interest rates experienced in recent years have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of our investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment (“OTTI”), which could have a material adverse effect on our financial condition and results of operations.

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

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and they may operate in a wider geographic area than the Bank does. The Bank’s competition may also offer services that the Bank does not provide. Future competition will likely increase because of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon the Bank’s continued ability to compete successfully in its market area.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Company’s common stock.

We are subject to extensive regulation, supervision and examination by the FRB, IDFI and FDIC, our primary regulators. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The Bank’s operations are also subject to extensive regulation by other federal, state and local governmental authorities, and are subject to various laws and judicial and administrative decisions that impose requirements and restrictions on operations. These laws, rules and regulations are frequently changed by legislative and regulatory authorities. There can be no assurance that changes to existing laws, rules and regulations, or any other new laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

Risks Related to the Company’s Stock

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

General market price declines or market volatility in the future could adversely affect the price of the Company’s common stock. In addition, the following factors may cause the market price for shares of the Company’s common stock to fluctuate:

●	announcements of developments related to the Company’s business;
●	fluctuations in the Company’s results of operations;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	sales or purchases of substantial amounts of the Company’s securities in the marketplace;
●	general conditions in the Company’s banking niche or the worldwide economy;
●	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;
●	changes in analysts’ recommendations or projections; and
●	the Company’s announcement of new acquisitions or other projects.

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

The Company has traditionally paid a quarterly dividend to common shareholders. We have no obligations to continue paying dividends. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on our earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. The Board may, at its discretion, further reduce or eliminate dividends or change its dividend policy in the future.

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

The Bank’s success depends on its ability to attract and retain skilled people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them. Factors that affect our ability to attract and retain talented and diverse employees include compensation and benefits programs, profitability, opportunities for advancement, flexible working conditions, availability of qualified persons and our reputation. The unexpected loss of services of certain of our skilled personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, customer relationships, and the difficulty of promptly finding qualified replacement personnel.

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

We rely heavily on our executive management team and other key personnel for our successful operation, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our key personnel at the Bank that have substantial experience and tenure with the Bank and in the markets that we serve. Our continued success and growth depend in large part on the efforts of these key personnel, the support of the Company’s Board of Directors, and ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees to complement and succeed to our core senior management team.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2022.

				Approximate
	Year	Net Book	Owned/	Square
Location	Opened	Value (1)	Leased	Footage
	(Dollars in thousands)
Main Office:
220 Federal Drive, NW
Corydon, Indiana 47112	1997	1,292	Owned	12,000

Branch Offices:
391 Old Capital Plaza, NE
Corydon, Indiana 47112	1997	68	Leased (2)	425

8095 State Highway 135, NW
New Salisbury, Indiana 47161	1999	394	Owned	3,500

710 Main Street
Palmyra, Indiana 47164	1991	656	Owned	6,000

9849 Highway 150
Greenville, Indiana 47124	1986	205	Owned	2,484

5100 State Road 64
Georgetown, Indiana 47122	2008	937	Owned	4,988

4303 Charlestown Crossing
New Albany, Indiana 47150	1999	649	Owned	3,500

3131 Grant Line Road
New Albany, Indiana 47150	2003	1,225	Owned	12,200

5609 Williamsburg Station Road
Floyds Knobs, Indiana 47119	2003	510	Owned	4,160

2744 Allison Lane
Jeffersonville, Indiana 47130	2003	938	Owned	4,090

1312 S. Jackson Street
Salem, Indiana 47167	2007	652	Owned	3,400

2420 Barron Avenue, NW
Lanesville, Indiana 47136	2010	625	Owned	1,450

7735 Highway 62
Charlestown, Indiana 47111	2017	1,396	Owned	2,500

1612 Highway 44 East
Shepherdsville, Kentucky 40165	1980	2,269	Owned	11,892

130 S. Buckman Street
Shepherdsville, Kentucky 40165	1962	250	Owned	3,840

550 John Harper Highway
Shepherdsville, Kentucky 40165	1999	1,487	Owned	6,648

100 S. Bardstown Road
Mount Washington, Kentucky 40047	1991	974	Owned	5,169

140 S. Poplar Street
Lebanon Junction, Kentucky 40150	1973	141	Owned	2,795

(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Lease expires in April 2025.

ITEM 3.         LEGAL PROCEEDINGS

At December 31, 2022, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2022, the Company had 913 stockholders of record and 3,371,362 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2022 and 2021 as reported by NASDAQ.

	High	Low		Market price
	Sale	Sale	Dividends	end of period

2022:
First Quarter	$41.67	$38.51	$0.26	$39.20
Second Quarter	39.10	26.51	0.26	27.09
Third Quarter	31.77	25.70	0.26	25.71
Fourth Quarter	27.60	22.97	0.26	24.90

2021:
First Quarter	$61.61	$47.45	$0.26	$48.71
Second Quarter	52.50	42.57	0.26	43.36
Third Quarter	46.11	40.00	0.26	40.78
Fourth Quarter	43.80	39.00	0.26	40.50

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

Purchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2022. The maximum number of shares that may yet be purchased under the plan is 135,680.

Equity Compensation Plan Information as of December 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	162,350
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	162,350

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Indicators include the following:

●

Net income and earnings per share – Net income attributable to the Company was $11.9 million, or $3.55 per diluted share for 2022 compared to $11.4 million, or $3.41 per diluted share for 2021 or $10.1 million, or $3.02 per diluted share for 2020.

●

Return on average assets and return on average equity – Return on average assets for 2022 was 1.03% compared to 1.05% for 2021 and 1.12% for 2020, and return on average equity for 2022 was 13.07% compared to 10.15% for 2021 and 9.64% for 2020.

●

Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 62.3% for 2022 compared to 64.8% for 2021 and 62.8% for 2020.

●

Asset quality – Net loan charge-offs totaled $237,000 for 2020, $217,000 for 2021 and $261,000 for 2022, and the ratio of net charge-offs to average loans outstanding remained virtually unchanged at 0.05% for 2020, 0.04% for 2021 and 0.05% for 2022. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) increased slightly from $1.4 million, or 0.12% of total assets, at December 31, 2021 to $1.5 million, or 0.13% of total assets, at December 31, 2022. The allowance for loan losses was 1.20% of total outstanding loans and 454.5% of nonperforming loans at December 31, 2022 compared to 1.25% of total outstanding loans and 457.4% of nonperforming loans at December 31, 2021.

●

Shareholder return – Total annual shareholder return, including the decrease in the Company’s stock price from $40.50 at December 31, 2021 to $24.90 at December 31, 2022 and dividends of $1.04 per share, was -36.0% for 2022 compared to -31.4% for 2021 and -15.7% for 2020. The total return for the three-year period was -61.7%.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

●

Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on those heavily impacted by the pandemic, and originating high-quality commercial and consumer loans. In 2023, management will continue to focus on maintaining the reduced level of nonperforming assets through improved collection efforts and underwriting on nonperforming loans.

●	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

●

Improving profitability by expanding our product offerings to customers and leveraging recent investments in technology to increase the productivity and efficiency of our staff. We have also recently completed a profit improvement project with an outside consulting firm that we believe will improve overall profitability in future periods through increased noninterest income and decreased noninterest expenses.

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

●

Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. The acquisition of Peoples in December 2015 expanded our market area into Bullitt County, Kentucky, where Peoples was the leader in deposit account market share among FDIC-insured institutions. Our focus in 2023 will be to continue the enhancement and expansion of our customer relationships in these and surrounding markets.

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

Allowances for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the IDFI and FDIC, as an integral part of their examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses. The Company has not made any substantive changes to its methodology for determining the allowance for loan losses during the year ended December 31, 2022, but management does review (and modify as necessary) the qualitative factors used in the estimate of the allowance for loan losses on a quarterly basis.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, impaired loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 19 of the accompanying Notes to Consolidated Financial Statements describes the methodologies used to determine the fair value of investment securities, impaired loans, loans held for sale and foreclosed real estate. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2022.

Selected Financial Data.

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,

	2022	2021	2020	2019	2018
	(In thousands)

Total assets	$1,151,400	$1,156,603	$1,017,551	$827,496	$794,162
Cash and cash equivalents (1)	66,298	172,509	175,888	51,360	41,112
Securities available for sale	460,819	447,335	283,502	254,562	261,841
Securities held to maturity	7,000	2,000	-	-	-
Interest-bearing time deposits	3,677	4,839	6,396	6,490	7,710
Net loans	557,958	483,287	500,331	466,494	434,260
Deposits	1,060,396	1,035,562	900,461	722,177	701,646
Stockholders' equity, net of noncontrolling interest in subsidiary	85,158	113,828	110,639	98,836	85,844

	For the Year Ended
OPERATING DATA:	December 31,

	2022	2021	2020	2019	2018
	(In thousands)

Interest income	$33,940	$29,460	$29,647	$32,054	$28,886
Interest expense	1,594	1,128	1,561	1,960	1,611
Net interest income	32,346	28,332	28,086	30,094	27,275
Provision (credit) for loan losses	950	(325)	1,801	1,425	1,168
Net interest income after provision (credit) for loan losses	31,396	28,657	26,285	28,669	26,107
Noninterest income	7,927	9,551	8,599	6,926	6,168
Noninterest expense	25,088	24,531	23,048	23,270	21,615
Income before income taxes	14,235	13,677	11,836	12,325	10,660
Income tax expense	2,320	2,240	1,692	1,987	1,394
Net Income	11,915	11,437	10,144	10,338	9,266
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income attributable to First Capital Inc.	$11,902	$11,424	$10,131	$10,325	$9,253

PER SHARE DATA (2):
Net income - basic	$3.55	$3.41	$3.03	$3.10	$2.78
Net income - diluted	3.55	3.41	3.02	3.09	2.77
Dividends	1.04	1.04	0.96	0.95	0.92

(1) Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2) Per share data excludes net income attributable to noncontrolling interests.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2022	2021	2020	2019	2018
Performance Ratios:

Return on assets (1)	1.03%	1.05%	1.12%	1.26%	1.19%
Return on average equity (2)	13.07%	10.15%	9.64%	11.13%	11.46%
Dividend payout ratio (3)	29.30%	30.50%	31.68%	30.65%	33.09%
Average equity to average assets	7.89%	10.37%	11.57%	11.36%	10.37%
Interest rate spread (4)	2.90%	2.80%	3.32%	3.93%	3.72%
Net interest margin (5)	2.95%	2.84%	3.39%	4.02%	3.79%
Non-interest expense to average assets	2.17%	2.26%	2.54%	2.85%	2.77%
Average interest earning assets to average interest bearing liabilities	140.23%	139.51%	137.42%	134.04%	132.29%

Regulatory Capital Ratios (Bank only):

Community Bank Leverage Ratio (6)	9.18%	8.84%	9.37%	10.01%	9.57%
Tier 1 risk-based capital ratio				14.03%	13.87%
Common equity tier 1 capital ratio				14.03%	13.87%
Total risk-based capital ratio				14.90%	14.62%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	0.27%	0.28%	0.29%	0.38%	0.70%
Nonperforming assets as a percent of total assets (8)	0.13%	0.12%	0.14%	0.24%	0.78%
Allowance for loan losses as a percent of gross loans receivable	1.20%	1.25%	1.31%	1.08%	0.93%

(1) Net income attributable to First Capital, Inc. divided by average assets.
(2) Net income attributable to First Capital, Inc. divided by average equity.
(3) Common stock dividends declared per share divided by net income per share.

(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal rate of 21%.

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

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net Income. Net income attributable to the Company was $11.9 million ($3.55 per share diluted; weighted average common shares outstanding of 3,355,023, as adjusted) for the year ended December 31, 2022 compared to $11.4 million ($3.41 per share diluted; weighted average common shares outstanding of 3,346,495, as adjusted) for the year ended December 31, 2021.

Net Interest Income. Net interest income increased $4.0 million, or 14.2%, from $28.3 million for 2021 to $32.3 million for 2022 primarily due to increases in the average balance of interest-earning assets and the interest rate spread, the difference between the average tax-equivalent yield on interest-earning assets and the average cost of interest-bearing liabilities.

Total interest income increased $4.5 million for 2022 as compared to 2021. The increase was primarily due to an increase in the average balance of interest-earning assets from $1.02 billion in 2021 to $1.13 billion in 2022. The tax-equivalent yield on interest-earning assets increased from 2.95% in 2021 to 3.10% in 2022, primarily due to the increase in short-term interest rates by the Federal Open Market Committee during 2022. Interest on loans increased $1.2 million when comparing the two periods due to an increase in the average balance of loans from $498.5 million in 2021 to $530.2 million in 2022. This increase was partially offset by a decrease in PPP loan fees recognized in interest income during 2022. These fees totaled $34,000 during 2022 compared to $2.0 million during 2021. Interest and dividends on investment securities (including FHLB stock) increased $2.4 million for 2022 compared to 2021 due to an increase in the average balance of investment securities from $364.0 million for 2021 to $495.6 million for 2022. Other interest income increased $944,000 for 2022 as compared to 2021 primarily due to the tax equivalent yield of federal funds sold increasing from 0.13% to 1.24% when comparing the two periods, partially offset by a decrease in the average balance of federal funds sold from $149.9 million for 2021 to $92.0 million for 2022.

Total interest expense increased $466,000, from $1.1 million for 2021 to $1.6 million for 2022, due to increases in the average cost of interest-bearing liabilities from 0.15% for 2021 to 0.20% for 2022 and in the average balance of interest-bearing liabilities from $734.5 million for 2021 to $802.8 million for 2022. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread (tax equivalent basis) increased from 2.80% for 2021 to 2.90% for 2022. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2022 and 2021 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses, a provision for loan losses of $950,000 was recognized for 2022 primarily due to loan growth. The Company recognized a negative provision for losses of $325,000 for 2021 primarily to reflect changes to qualitative factors within the Bank’s allowance for loan losses calculation related to the COVID-19 pandemic. Total outstanding loans increased by $75.3 million during 2022 as compared to a decrease of $18.4 million during 2021. Net charge-offs increased from $217,000 for 2021 to $261,000 for 2022, and nonperforming loans increased from $1.3 million at December 31, 2021 to $1.5 million at December 31, 2022. The provisions were recorded to bring the allowance to the level determined in applying the allowance methodology after reduction for net charge-offs during the year.

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

Noninterest income. Noninterest income decreased $1.6 million to $7.9 million for 2022 primarily due to a decrease of $1.6 million in gains on the sale of loans as increased interest rates slowed lending in residential mortgages. There was also a $414,000 unrealized loss on equity securities in 2022 compared to a $328,000 unrealized gain on equity securities during 2021. This was partially offset by increases in services charges on deposit accounts and ATM and debit card fees of $399,000 and $269,000, respectively.

Noninterest expense. Noninterest expense increased $557,000 to $25.1 million for 2022 primarily due to increases in data processing expense, compensation and benefits expense and other expenses of $499,000, $160,000 and $112,000, respectively. This was partially offset by a $282,000 decrease in professional fees when comparing the two periods. A significant factor in the increase in data processing expenses during 2022 was an increase in ATM processing fees and the continued expansion of digital products.

Income tax expense. Tax expense increased $80,000 for 2022 to $2.3 million primarily due to an increase in pre-tax income. As a result, the effective tax rate decreased slightly from 16.4% for 2021 to 16.3% for 2022. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

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

	Year Ended December 31,
	2022			2021			2020
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2) (3):
Taxable	$521,945	$24,768	4.75%	$489,803	$23,571	4.81%	$492,947	$24,389	4.95%
Tax-exempt	8,214	240	2.92%	8,680	255	2.94%	5,262	170	3.23%
Total loans	530,159	25,008	4.72%	498,483	23,826	4.78%	498,209	24,559	4.93%
Investment securities:
Taxable (4)	348,431	4,509	1.29%	241,444	2,660	1.10%	170,610	2,613	1.53%
Tax-exempt	147,215	4,056	2.76%	122,506	3,423	2.79%	85,501	2,714	3.17%
Total investment securities	495,646	8,565	1.73%	363,950	6,083	1.67%	256,111	5,327	2.08%

Federal funds sold	91,982	1,137	1.24%	149,864	189	0.13%	80,584	183	0.23%
Other interest-earning assets (5)	7,918	132	1.67%	12,414	135	1.09%	11,366	184	1.62%
Total interest-earning assets	1,125,705	34,842	3.10%	1,024,711	30,233	2.95%	846,270	30,253	3.57%

Noninterest-earning assets	28,849			61,048			62,287
Total assets	$1,154,554			$1,085,759			$908,557

Interest-bearing liabilities:
Interest-bearing demand deposits	$466,476	$928	0.20%	$427,381	$508	0.12%	$352,327	$591	0.17%
Savings accounts	282,455	357	0.13%	245,142	167	0.07%	197,267	239	0.12%
Time deposits	53,851	309	0.57%	62,008	453	0.73%	66,216	731	1.10%
Total deposits	802,782	1,594	0.20%	734,531	1,128	0.15%	615,810	1,561	0.25%

Total interest-bearing liabilities	802,782	1,594	0.20%	734,531	1,128	0.15%	615,810	1,561	0.25%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	255,113			232,196			180,904
Other liabilities	5,591			6,487			6,735
Total liabilities	1,063,486			973,214			803,449
Stockholders' equity (6)	91,068			112,545			105,108

Total liabilities and stockholders' equity	$1,154,554			$1,085,759			$908,557

Net interest income (tax equivalent basis)		$33,248			$29,105			$28,692
Less: tax equivalent adjustment		(902)			(773)			(606)
Net interest income		$32,346			$28,332			$28,086

Interest rate spread			2.90%			2.80%			3.32%

Net interest margin			2.95%			2.84%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			140.23%			139.51%			137.42%

(1) Interest income on loans includes fee income of $925,000, $2.8 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Loan fee income includes fees related to PPP loans of $34,000, $2.0 million and $791,000 for 2022, 2021 and 2020 , respectively.

(2) Average loan balances include loans held for sale and nonperforming loans.
(3) Interest income on loans includes net accretion on acquired loans of $10,000, $1,000 and $36,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

	2022 Compared to 2021				2021 Compared to 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$(298)	$1,514	$(19)	$1,197	$(672)	$(150)	$4	$(818)
Tax-exempt	(2)	(13)	-	(15)	(15)	110	(10)	85
Total loans	(300)	1,501	(19)	1,182	(687)	(40)	(6)	(733)

Investment securities:
Taxable	462	1,184	203	1,849	(734)	1,086	(305)	47
Tax-exempt	(38)	678	(7)	633	(325)	1,175	(141)	709
Total investment securities securities	424	1,862	196	2,482	(1,059)	2,261	(446)	756

Federal funds sold	1,665	(75)	(642)	948	(82)	157	(69)	6
Other interest-earning assets	72	(49)	(26)	(3)	(60)	17	(6)	(49)
Total net change in income on interest- earning assets	1,861	3,239	(491)	4,609	(1,888)	2,395	(527)	(20)

Interest-bearing liabilities:
Interest-bearing deposits	337	95	34	466	(612)	298	(119)	(433)
Total net change in expense on interest- bearing liabilities	337	95	34	466	(612)	298	(119)	(433)

Net change in net interest income (tax equivalent basis)	$1,524	$3,144	$(525)	$4,143	$(1,276)	$2,097	$(408)	$413

Comparison of Financial Condition at December 31, 2022 and 2021

Total assets decreased from $1.16 billion at December 31, 2021 to $1.15 billion at December 31, 2022 primarily due to a decrease in federal funds sold partially offset by an increase in net loans receivable.

Net loans receivable increased from $483.3 million at December 31, 2021 to $558.0 million at December 31, 2022. All loan categories increased during 2022, but the primary loan types behind the growth were residential mortgage loans, commercial real estate loans, commercial business loans and construction loans which increased by $24.7 million, $23.5 million, $9.0 million and $8.9 million, respectively. The Bank continued to sell the majority of newly originated fixed-rate residential mortgage loans in the secondary market. The Bank originated $49.2 million in residential mortgages for sale in the secondary market during 2022 compared to $128.4 million in 2021. Of the total originations for 2022, $15.8 million paid off existing loans in the Bank’s portfolio, the majority of which were construction loans. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, Treasury notes and bonds and municipal obligations, increased from $447.3 million at December 31, 2021 to $460.8 million at December 31, 2022. Purchases of securities available for sale totaled $94.3 million in 2022. These purchases were partially offset by principal repayments of $22.2 million and maturities of $7.9 million in 2022. There was also an unrealized loss of $48.8 million on the securities available for sale portfolio during 2022 due primarily to increasing market rates during the year. No securities were sold during 2022. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase U.S Treasury and federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents decreased from $172.5 million at December 31, 2021 to $66.3 million at December 31, 2022, as excess liquidity was used to fund loan growth and purchase investment securities.

Total deposits increased $24.8 million to $1.06 billion at December 31, 2022. During 2022, noninterest-bearing demand deposits, savings accounts and interest-bearing demand deposit accounts (including money market accounts) increased $12.2 million, $11.2 million and $9.3 million, respectively. Time deposits decreased by $7.8 million during 2022.

There were no outstanding borrowings at December 31, 2022 or 2021.

Total stockholders’ equity attributable to the Company decreased $28.7 million from $113.8 million at December 31, 2021 to $85.2 million at December 31, 2022. This decrease is primarily the result of a $37.5 million net unrealized loss on available for sale securities partially offset by a $8.4 million increase in retained net income. The net unrealized loss on available for sale securities during 2022 is primarily due to increases in market interest rates. As of December 31, 2022, the Company had repurchased 104,787 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 433,321 shares since the original repurchase program began in 2001.

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are new deposits, proceeds from loan repayments and prepayments and proceeds from the maturity of securities. The Bank may also borrow from the FHLB. While loan repayments and maturities of securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2022, the Bank had cash and interest-bearing deposits with banks (including interest-bearing time deposits) of $68.2 million and securities available for sale with a fair value of $459.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2022, the Bank had total commitments to extend credit of $193.2 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2022, the Bank had certificates of deposit scheduled to mature within one year of $26.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2022, the Company (on an unconsolidated basis) had liquid assets of $2.7 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations. As previously mentioned in this report, in 2020 the Bank elected to opt in to the CBLR framework. As of December 31, 2022 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with a CBLR of 9.18%. See Note 18 in the accompanying Notes to Consolidated Financial Statements.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2022 and 2021 financial information.

	At December 31, 2022		At December 31, 2021
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$4,012	11.28%	$885	3.19%
200bp	2,683	7.54	1,853	6.68
100bp	1,345	3.78	908	3.27
Static	-	-	-	-
(100)bp	2,945	8.28	(743)	(2.68)
(200)bp	1,117	3.14	(2,004)	(7.23)
(300)bp	(798)	(2.25)

At December 31, 2022 and 2021, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2022, an immediate and sustained decrease in rates of 1.00% or 2.00% would also increase the Company’s net interest income over a one year horizon compared to a flat rates scenario. Alternatively, at December 31, 2021, an immediate and sustained decrease in rates of 1.00% or 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. Due to increasing market rates during 2022, the Company also modeled an immediate and sustained decrease of 3.00% at December 31, 2022 which resulted in a decrease in the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the year ended December 31, 2022, the Company updated the betas on deposits to better reflect the market and also updated the deposit decay rates to levels indicated in a third-party study of customer accounts.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2022 and 2021 financial information.

	At December 31, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$322,611	$25,242	8.49%	30.96%	464bp
200bp	319,861	22,492	7.56	29.87	355bp
100bp	311,941	14,572	4.90	28.36	204bp
Static	297,369	-	-	26.32	0bp
(100)bp	306,021	8,652	2.91	26.36	4bp
(200)bp	271,270	(26,099)	(8.78)	22.76	(356)bp
(300)bp	227,786	(69,583)	(23.40)	18.62	(770)bp

	At December 31, 2021
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$214,645	$46,620	27.75%	20.18%	555bp
200bp	211,155	43,130	25.67	19.36	473bp
100bp	191,558	23,533	14.01	17.13	250bp
Static	168,025	-	-	14.63	0bp
(100)bp	136,411	(31,614)	(18.82)	11.57	(306)bp
(200)bp	97,661	(70,364)	(41.88)	8.11	(652)bp

The previous tables indicate that at December 31, 2022 and 2021 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 200 basis point decrease in prevailing interest rates. At December 31, 2022, the company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates as compared to a decrease under the same scenario as of December 31, 2021. Due to increasing market rates during 2022, the Company also modeled a sudden and sustained 300 basis point decrease in prevailing interest rates as of December 31, 2022, which resulted in a decrease in its EVE. As previously mentioned in this report, during the year ended December 31, 2022, the Company updated the betas on deposits to better reflect the market and also updated the deposit decay rates to levels indicated in a third-party study of customer accounts.

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

The Company’s management assessed our internal control over financial reporting as of December 31, 2022, based in part upon certain assumptions about the likelihood of future events. In making this assessment, management used the criteria set forth in the 2013 “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Not applicable.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Executive Officers Who Are Not Directors

Name	Age (1)	Position

Joseph D. Mahuron	52	Executive Vice President – Chief Credit Officer
Jennifer A. Meredith	56	Executive Vice President, Human Resources Director

(1)         As of December 31, 2022.

Biographical Information

Joseph D. Mahuron has been affiliated with the Bank since April 1999. He has served in his present position since 2022. Prior to that time, Mr. Mahuron served as Senior Vice President and Construction and Participation Loan Manager.

Jennifer A. Meredith has been affiliated with the Bank since April 2022 and has served in her present position since July 2022. Prior to that time, Ms. Meredith served as Vice President and Human Resources Manager.

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its subsidiaries. The Code of Ethics and Business Conduct is posted on the Company’s Internet website, www.firstharrison.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022 and is incorporated herein by reference.

(a)         Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022 and is incorporated herein by reference.

(b)         Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022 and is incorporated herein by reference.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022 and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022 and is incorporated herein by reference.

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

(a)(3)       Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
4.1	Description of First Capital, Inc. common stock
10.1	*Amended and Restated Change in Control Agreement between First Capital, Inc., First Harrison Bank and William W. Harrod (3)
10.2	*Amended and Restated Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jennifer Incantalupo (4)
10.4	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joe Mahuron (4)
10.5	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jennifer Meredith (4)
10.6	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joshua P. Stevens (4)
10.7	*First Capital, Inc. 2009 Equity Incentive Plan (5)
10.8	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
10.11	*First Capital, Inc. 2019 Equity Incentive Plan (7)
10.12	*First Capital Annual Supplemental Bonus Plan (8)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
21.0	List of Subsidiaries of First Capital, Inc.
23.0	Consent of Monroe Shine and Co., Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*            Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibits 1.4 and 1.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2023.
(4)	Incorporated by reference to Exhibit 1.1, 1.2, 1.3, and 1.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2023.
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 on August 28, 2019, Registration No. 333-233485.
(8)	Incorporated by reference to Exhibit 10.1 file with the Form 10-Q for the period ended September 30, 2022.

ITEM 16.         FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for loan losses is an estimate of probable credit losses inherent in the loan portfolio incurred as of the balance sheet date. The allowance for loan losses was $6.8 million at December 31, 2022, consisting principally of amounts related to loans collectively evaluated for impairment (the “general component”). The general component of the allowance for loan losses is determined based on the Company’s annualized historical loss experience by loan type over the prior five years, adjusted for qualitative factors. Management considers changes and trends in the following qualitative loss factors: underwriting standards, national and local economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors as determined by management. The determination of the effect of the qualitative factors on the allowance for loan losses involves significant judgment by management. We identified the effect of the qualitative factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination of the qualitative factors.

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

●

Evaluating the reasonableness of management’s judgments related to the qualitative factors and the resulting allowance for loan losses. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance, relevant trends within the banking industry and other peer data, and whether the assumptions were applied consistently from period to period.

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

New Albany, Indiana

March 22, 2023

FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

(In thousands, except share and per share data)	2022	2021
ASSETS
Cash and due from banks	$25,231	$23,497
Interest-bearing deposits with banks	3,820	3,937
Federal funds sold	37,247	145,075
Total cash and cash equivalents	66,298	172,509

Interest-bearing time deposits	3,677	4,839
Securities available for sale, at fair value	460,819	447,335
Securities held to maturity	7,000	2,000
Loans, net	557,958	483,287
Loans held for sale	793	2,413
Federal Home Loan Bank and other restricted stock, at cost	1,836	1,988
Foreclosed real estate	-	36
Premises and equipment	14,668	15,177
Accrued interest receivable	4,285	3,430
Cash value of life insurance	8,899	8,698
Goodwill	6,472	6,472
Core deposit intangible	379	526
Other assets	18,316	7,893

Total Assets	$1,151,400	$1,156,603

LIABILITIES
Deposits:
Noninterest-bearing	$254,842	$242,685
Interest-bearing	805,554	792,877
Total deposits	1,060,396	1,035,562

Accrued interest payable	123	97
Accrued expenses and other liabilities	5,611	7,004
Total liabilities	1,066,130	1,042,663

Commitments and Contingencies

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,804,683 shares; (3,805,533 in 2021); outstanding 3,371,362 (3,373,095 in 2021)	38	38
Additional paid-in capital	41,636	41,684
Retained earnings-substantially restricted	88,465	80,070
Unearned stock compensation	(549)	(1,033)
Accumulated other comprehensive income (loss)	(35,741)	1,734
Less treasury stock, at cost - 433,321 shares (432,438 in 2021)	(8,691)	(8,665)
Total First Capital, Inc. stockholders' equity	85,158	113,828

Noncontrolling interest in subsidiary	112	112
Total equity	85,270	113,940

Total Liabilities and Equity	$1,151,400	$1,156,603

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except per share data)	2022	2021	2020
INTEREST INCOME
Loans, including fees	$24,958	$23,772	$24,523
Securities:
Taxable	4,488	2,644	2,550
Tax-exempt	3,204	2,704	2,144
Dividends	22	16	63
Other interest income	1,268	324	367
Total interest income	33,940	29,460	29,647

INTEREST EXPENSE
Deposits	1,594	1,128	1,561
Total interest expense	1,594	1,128	1,561

Net interest income	32,346	28,332	28,086

Provision (credit) for loan losses	950	(325)	1,801
Net interest income after provision (credit) for loan losses	31,396	28,657	26,285

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,273	1,874	1,788
ATM and debit card fees	4,345	4,076	3,488
Commission and fee income	427	377	365
Gain on sale of available for sale securities	-	7	-
Gain on sale of loans	833	2,439	2,716
Unrealized gain (loss) on equity securities	(414)	328	(194)
Increase in cash value of life insurance	201	219	210
Other income	262	231	226
Total noninterest income	7,927	9,551	8,599

NONINTEREST EXPENSE
Compensation and benefits	14,697	14,537	13,808
Occupancy and equipment	1,839	1,770	1,775
Data processing	3,949	3,450	3,101
Professional fees	746	1,028	693
Advertising	353	354	340
Other expenses	3,504	3,392	3,331
Total noninterest expense	25,088	24,531	23,048

Income before income taxes	14,235	13,677	11,836
Income tax expense	2,320	2,240	1,692

Net Income	11,915	11,437	10,144

Less net income attributable to the noncontrolling interest in subsidiary	13	13	13

Net Income Attributable to First Capital, Inc.	$11,902	$11,424	$10,131

Earnings per common share attributable to First Capital, Inc.:
Basic	$3.55	$3.41	$3.03
Diluted	$3.55	$3.41	$3.02

Dividends per share on common shares	$1.04	$1.04	$0.96

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020

Net Income	$11,915	$11,437	$10,144

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(48,761)	(6,670)	6,050
Income tax (expense) benefit	11,286	1,588	(1,370)
Net of tax amount	(37,475)	(5,082)	4,680

Less: reclassification adjustment for realized gains included in net income	-	(7)	-
Income tax expense	-	1	-
Net of tax amount	-	(6)	-

Other Comprehensive Income (Loss), net of tax	(37,475)	(5,088)	4,680

Total Comprehensive Income (Loss)	(25,560)	6,349	14,824

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(25,573)	$6,336	$14,811

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2020	$38	$40,723	$65,266	$2,142	$(940)	$(8,393)	$112	$98,948

Net income	-	-	10,131	-	-	-	13	10,144
Other comprehensive income	-	-	-	4,680	-	-	-	4,680
Cash dividends	-	-	(3,242)	-	-	-	(13)	(3,255)
Restricted stock grants	-	961	-	-	(961)	-	-	-
Stock compensation expense	-	-	-	-	381	-	-	381
Purchase of 2,122 treasury shares	-	-	-	-	-	(147)	-	(147)

Balances at December 31, 2020	38	41,684	72,155	6,822	(1,520)	(8,540)	112	110,751

Net income	-	-	11,424	-	-	-	13	11,437
Other comprehensive loss	-	-	-	(5,088)	-	-	-	(5,088)
Cash dividends	-	-	(3,509)	-	-	-	(13)	(3,522)
Stock compensation expense	-	-	-	-	487	-	-	487
Purchase of 2,665 treasury shares	-	-	-	-	-	(125)	-	(125)

Balances at December 31, 2021	38	41,684	80,070	1,734	(1,033)	(8,665)	112	113,940

Net income	-	-	11,902	-	-	-	13	11,915
Other comprehensive loss	-	-	-	(37,475)	-	-	-	(37,475)
Cash dividends	-	-	(3,507)	-	-	-	(13)	(3,520)
Stock compensation expense	-	-	-	-	436	-	-	436
Purchase of 883 treasury shares	-	-	-	-	-	(26)	-	(26)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at December 31, 2022	$38	$41,636	$88,465	$(35,741)	$(549)	$(8,691)	$112	$85,270

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,915	$11,437	$10,144
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premium and accretion of discount on securities, net	2,013	2,223	2,163
Depreciation and amortization expense	1,070	1,143	1,200
Deferred income taxes	(118)	(131)	(79)
Stock compensation expense	436	487	381
Increase in cash value of life insurance	(201)	(219)	(210)
Gain on sale of available for sale securities	-	(7)	-
Provision (credit) for loan losses	950	(325)	1,801
Proceeds from sale of loans	51,689	136,414	142,812
Loans originated for sale	(49,236)	(128,447)	(143,861)
Gain on sale of loans	(833)	(2,439)	(2,716)
Amortization of tax credit investment	355	355	338
Unrealized (gain) loss on equity securities	414	(328)	194
Net realized and unrealized (gain) loss on foreclosed real estate	(15)	5	4
Net unrealized loss on premises and equipment	-	-	13
(Increase) decrease in accrued interest receivable	(855)	4	(358)
Increase (decrease) in accrued interest payable	26	(56)	(57)
Net change in other assets/liabilities	(1,079)	1,515	291
Net Cash Provided By Operating Activities	16,531	21,631	12,060

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	1,162	1,550	94
Purchase of securities available for sale	(94,325)	(252,292)	(104,392)
Purchase of securities held to maturity	(5,000)	(2,000)	-
Proceeds from maturities of securities available for sale	7,916	42,164	32,647
Proceeds from sales of securities available for sale	-	1,798	-
Principal collected on mortgage-backed obligations	22,150	35,611	46,691
Net (increase) decrease in loans receivable	(75,609)	17,283	(35,705)
Investment in tax credit entities	-	(280)	(1,380)
Investment in technology fund	(100)	(120)	-
Proceeds from sale of foreclosed real estate	39	45	233
Proceeds from redemption of Federal Home Loan Bank stock	152	-	-
Proceeds from sale of premises and equipment	-	65	-
Purchase of premises and equipment	(415)	(288)	(602)
Net Cash Used In Investing Activities	(144,030)	(156,464)	(62,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,834	135,101	178,284
Purchase of treasury stock	-	(40)	(13)
Taxes paid on stock award shares for employees	(26)	(85)	(134)
Dividends paid	(3,520)	(3,522)	(3,255)
Net Cash Provided By Financing Activities	21,288	131,454	174,882

Net Increase (Decrease) in Cash and Cash Equivalents	(106,211)	(3,379)	124,528
Cash and cash equivalents at beginning of year	172,509	175,888	51,360

Cash and Cash Equivalents at End of Year	$66,298	$172,509	$175,888

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the financial holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is an Indiana chartered commercial bank which provides a variety of banking services to individuals and business customers through 18 locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that is currently inactive. FHB Risk Mitigation Services, Inc. (the “Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States of America and conform to general practices in the banking industry. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income or stockholders’ equity.

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

A TDR can involve a loan remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. A TDR on nonaccrual status is restored to accrual status when the borrower has demonstrated the ability to make future payments in accordance with the restructured terms, including consistent and timely payments of at least six consecutive months according to the restructured terms.

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

Management also applies additional loss factor multiples to loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The loss factor multiples for classified loans are based on management’s assessment of historical trends regarding losses experienced on classified loans in prior periods. See Note 4 for additional discussion of the qualitative factors utilized in management’s allowance for loan losses methodology at December 31, 2022 and 2021.

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

There were no significant changes to the Company’s accounting policies or methodology used to estimate the allowance for loan losses during the years ended December 31, 2022, 2021 and 2020.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2022, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from reported net income. Other comprehensive income includes changes in the unrealized gains and losses on securities available for sale.

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the Securities and Exchange Commission (“SEC”)) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and did not early adopt CECL.

As of January 1, 2023, the Company expects to recognize a one-time cumulative effect adjustment through retained earnings to increase the allowance for credit losses. The Company currently estimates an increase to the allowance for credit losses of approximately $700,000, including adjustments related to the loan portfolio, held to maturity securities portfolio and unfunded lending commitments. This estimate and the ongoing impact of adopting this ASU are dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of our loans and securities portfolios, and other management judgments. As management is currently finalizing the implementation of the guidance, the ultimate impact of the adoption of the ASU could differ from the current expectation.

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

(2)         RESTRICTION ON CASH AND DUE FROM BANKS

Previously, the Bank was required to maintain reserve balances on hand and with the Federal Reserve Bank (“FRB”). However, the FRB Board set the reserve requirement to 0% effective March 26, 2020. The average amount of required reserve balances for the year ended December 31, 2020 was approximately $492,000.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)         INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2022 and 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2022
Securities available for sale:
Agency mortgage-backed securities	$95,056	$-	$11,193	$83,863
Agency CMO	9,682	20	349	9,353
Other debt securities:
Agency notes and bonds	151,143	-	13,162	137,981
Treasury notes and bonds	82,646	-	3,914	78,732
Municipal obligations	168,939	177	18,226	150,890

Total securities available for sale	$507,466	$197	$46,844	$460,819

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$1,689	$5,311

Total securities held to maturity	$7,000	$-	$1,689	$5,311

December 31, 2021
Securities available for sale:
Agency mortgage-backed securities	$102,767	$604	$635	$102,736
Agency CMO	7,863	98	-	7,961
Other debt securities:
Agency notes and bonds	130,641	489	2,034	129,096
Treasury notes and bonds	50,339	-	545	49,794
Municipal obligations	153,610	4,721	583	157,748

Total securities available for sale	$445,220	$5,912	$3,797	$447,335

Securities held to maturity:
Other debt securities:
Corporate notes	$2,000	$4	$-	$2,004

Total securities held to maturity	$2,000	$4	$-	$2,004

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2022, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$36,739	$35,856	$-	$-
Due after one year through five years	218,647	201,651	-	-
Due after five years through ten years	42,163	39,334	2,000	1,507
Due after ten years	105,179	90,762	5,000	3,804
	402,728	367,603	7,000	5,311
Mortgage-backed securities and CMO	104,738	93,216	-	-

	$507,466	$460,819	$7,000	$5,311

At December 31, 2022, certain securities available for sale with an amortized cost of $112.1 million and fair value of $104.0 million were pledged to secure public fund deposits and a blanket collateral agreement with the FHLB.

At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2022 and 2021, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

December 31, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	69	$27,561	$2,214
Agency CMO	23	6,287	336
Agency notes and bonds	15	35,079	1,314
Treasury notes and bonds	17	31,615	997
Muncipal obligations	154	81,218	5,960
Total less than twelve months	278	181,760	10,821

Continuous loss position more than twelve months:
Agency mortgage-backed securities	28	56,303	8,979
Agency CMO	3	257	13
Agency notes and bonds	45	102,902	11,848
Treasury notes and bonds	13	47,117	2,917
Muncipal obligations	98	52,279	12,266
Total more than twelve months	187	258,858	36,023

Total securities available for sale	465	$440,618	$46,844

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	3	$3,779	$1,221
Total less than twelve months	3	3,779	1,221

Continuous loss position more than twelve months:
Corporate notes	1	1,532	468
Total more than twelve months	1	1,532	468

Total securities held to maturity	4	$5,311	$1,689

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

December 31, 2021:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	23	$67,512	$607
Agency notes and bonds	39	98,042	1,710
Treasury notes and bonds	11	49,190	545
Muncipal obligations	49	32,642	479

Total less than twelve months	122	247,386	3,341

Continuous loss position more than twelve months:
Agency mortgage-backed securities	1	1,357	28
Agency notes and bonds	4	13,676	324
Muncipal obligations	4	2,957	104

Total more than twelve months	9	17,990	456

Total securities available for sale	131	$265,376	$3,797

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

At December 31, 2022, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, Treasury notes and bonds, and agency notes and bonds, in a loss position had depreciated approximately 9.6% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. At December 31, 2022, the corporate notes classified as held to maturity in a loss position had depreciated approximately 24.1% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold all debt securities in an unrealized loss position until maturity, or the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2022, additional deterioration in market and economic conditions may have an adverse impact on the credit quality in the future.

During the year ended December 31, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on the sale of available for sale securities. During the years ended December 31, 2022 and 2020, the Company sold no available for sale securities.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(3 - continued)

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the years ended December 31, 2022, 2021 and 2020, the Company recognized an unrealized loss of $414,000, an unrealized gain of $328,000 and an unrealized loss of $194,000, respectively, on this equity investment. At December 31, 2022 and 2021, the equity investment had a fair value of $1.5 million and $1.9 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021 the Company entered into an agreement to invest in a bank technology fund through a limited partnership. At December 31, 2022 and 2021, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investment at December 31, 2022 and 2021 was $780,000 and $880,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the years ended December 31, 2022 or 2021.

(4)         LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
(In thousands)	2022	2021

Real estate mortgage loans:
Residential	$155,334	$130,603
Land	21,860	19,478
Construction	86,845	59,959
Commercial	161,425	137,915
Commercial business loans	60,817	51,787
Consumer loans:
Home equity and second mortgage loans	57,781	54,453
Automobile loans	48,184	43,946
Loans secured by savings accounts	627	827
Unsecured loans	2,245	2,219
Other consumer loans	12,973	13,579
Gross loans	608,091	514,766
Less undisbursed portion of loans in process	(44,574)	(26,520)

Principal loan balance	563,517	488,246

Deferred loan origination fees and costs, net	1,213	1,124
Allowance for loan losses	(6,772)	(6,083)

Loans, net	$557,958	$483,287

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2022 and 2021, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $1.0 million and $1.6 million, respectively.

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

The following table represents the aggregate activity for related party loans during the years ended December 31, 2022 and 2021. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2022	2021

Beginning balance	$7,233	$13,287
Adjustments due to officer and director changes	(711)	-
New loans	1,189	3,391
Payments	(1,432)	(9,445)

Ending balance	$6,279	$7,233

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2022 and 2021 were $2.7 million and $2.6 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

   The following table provides the components of the Company’s recorded investment in loans at December 31, 2022 and 2021:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
December 31, 2022:
Principal loan balance	$155,334	$21,860	$42,271	$161,425	$60,817	$57,781	$64,029	$563,517

Accrued interest receivable	493	123	105	343	170	348	236	1,818

Net deferred loan origination fees and costs	111	14	(12)	(93)	(11)	1,204	-	1,213

Recorded investment in loans	$155,938	$21,997	$42,364	$161,675	$60,976	$59,333	$64,265	$566,548

December 31, 2021:
Principal loan balance	$130,603	$19,478	$33,439	$137,915	$51,787	$54,453	$60,571	$488,246

Accrued interest receivable	442	103	67	290	180	160	218	1,460

Net deferred loan origination fees and costs	107	13	(15)	(64)	(46)	1,129	-	1,124

Recorded investment in loans	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2022 is as follows:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
Allowance for Loan Losses:

Beginning balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083
Provisions	247	31	123	147	173	1	228	950
Charge-offs	(48)	-	-	-	(9)	-	(448)	(505)
Recoveries	10	-	-	-	9	2	223	244

Ending balance	$1,383	$265	$526	$2,031	$1,046	$530	$991	$6,772

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$-	$-	$-	$-	$155	$-	$-	$155
Collectively evaluated for impairment	1,383	265	526	2,031	891	530	991	6,617
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-

Ending balance	$1,383	$265	$526	$2,031	$1,046	$530	$991	$6,772

Recorded Investment in Loans:

Individually evaluated for impairment	$854	$51	$-	$463	$195	$372	$-	$1,935
Collectively evaluated for impairment	154,798	21,946	42,364	161,212	60,781	58,961	64,265	564,327
Acquired with deteriorated credit quality	286	-	-	-	-	-	-	286

Ending balance	$155,938	$21,997	$42,364	$161,675	$60,976	$59,333	$64,265	$566,548

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

An analysis of the allowance for loan losses for the year ended December 31, 2020 is as follows:

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

At December 31, 2022 and 2021, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, past due loan trends, collateral valuations, loan concentrations and other internal and external factors. During the year ended December 31, 2020, management adjusted the quantitative factors due to economic uncertainties related to COVID-19. During the year ended December 31, 2021, while there was still uncertainty about how severely the COVID-19 pandemic had impacted the loan portfolio, management decreased the COVID-19 qualitative factor adjustments for each portfolio segment based on loan performance, unemployment rates, the level of cases, vaccination status and government guidelines.

Management also adjusts the historical loss factors for loans classified as watch, special mention and substandard that are not individually evaluated for impairment. The adjustments consider the increased likelihood of loss on classified loans based on the Company’s separate historical experience for classified loans.

At December 31, 2022, the Company's allowance for loan losses totaled $6.8 million, of which $6.2 million related to qualitative factor adjustments. At December 31, 2021, the Company's allowance for loan losses totaled $6.1 million, of which $5.5 million related to qualitative factor adjustments. These changes were made to reflect management’s estimates of inherent losses in the loan portfolio at December 31, 2022 and 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2022.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$854	$996	$-	$893	$12
Land	51	51	-	71	-
Construction	-	-	-	-	-
Commercial real estate	463	484	-	582	25
Commercial business	40	40	-	137	8
Home equity and second mortgage	372	389	-	155	-
Other consumer	-	-	-	-	-

	$1,780	$1,960	$-	$1,838	$45

Loans with an allowance recorded:
Residential	$-	$-	$-	$11	$-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	155	155	155	31	-
Home equity and second mortgage	-	-	-	172	-
Other consumer	-	-	-	-	-

	$155	$155	$155	$214	$-

Total:
Residential	$854	$996	$-	$904	$12
Land	51	51	-	71	-
Construction	-	-	-	-	-
Commercial real estate	463	484	-	582	25
Commercial business	195	195	155	168	8
Home equity and second mortgage	372	389	-	327	-
Other consumer	-	-	-	-	-

	$1,935	$2,115	$155	$2,052	$45

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2020.

	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,638	$22
Land	101	1
Construction	-	-
Commercial real estate	836	36
Commercial business	249	9
Home equity and second mortgage	234	13
Other consumer	19	-

	$3,077	$81

Loans with an allowance recorded:
Residential	$117	$-
Land	-	-
Construction	-	-
Commercial real estate	-	-
Commercial business	76	-
Home equity and second mortgage	-	-
Other consumer	-	-

	$193	$-

Total:
Residential	$1,755	$22
Land	101	1
Construction	-	-
Commercial real estate	836	36
Commercial business	325	9
Home equity and second mortgage	234	13
Other consumer	19	-

	$3,270	$81

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
		Loans 90+ Days	Total		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

Residential	$744	$83	$827	$806	$-	$806
Land	51	-	51	102	-	102
Construction	-	-	-	-	-	-
Commercial real estate	81	-	81	115	-	115
Commercial business	155	-	155	-	-	-
Home equity and second mortgage	372	-	372	304	-	304
Other consumer	-	4	4	-	3	3

Total	$1,403	$87	$1,490	$1,327	$3	$1,330

The following table presents the aging of the recorded investment in loans at December 31, 2022:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$2,229	$226	$543	$2,998	$152,654	$286	$155,938
Land	119	-	51	170	21,827	-	21,997
Construction	-	-	-	-	42,364	-	42,364
Commercial real estate	-	-	-	-	161,675	-	161,675
Commercial business	-	-	155	155	60,821	-	60,976
Home equity and second mortgage	206	278	93	577	58,756	-	59,333
Other consumer	211	72	4	287	63,978	-	64,265

Total	$2,765	$576	$846	$4,187	$562,075	$286	$566,548

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category as of the date indicated:

						Home Equity
	Residential			Commercial	Commercial	and Second	Other
	Real Estate	Land	Construction	Real Estate	Business	Mortgage	Consumer	Total
	(In thousands)
December 31, 2022
Pass	$154,429	$21,827	$42,364	$159,842	$60,261	$58,937	$64,149	$561,809
Special Mention	-	60	-	679	388	-	116	1,243
Substandard	765	59	-	1,073	172	24	-	2,093
Doubtful	744	51	-	81	155	372	-	1,403
Loss	-	-	-	-	-	-	-	-

Total	$155,938	$21,997	$42,364	$161,675	$60,976	$59,333	$64,265	$566,548

December 31, 2021
Pass	$129,705	$19,369	$33,491	$135,608	$51,353	$55,438	$60,789	$485,753
Special Mention	-	61	-	1,203	323	-	-	1,587
Substandard	641	62	-	1,215	245	-	-	2,163
Doubtful	806	102	-	115	-	304	-	1,327
Loss	-	-	-	-	-	-	-	-

Total	$131,152	$19,594	$33,491	$138,141	$51,921	$55,742	$60,789	$490,830

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
				Related				Related
				Allowance				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$108	$16	$124	$-	$216	$-	$216	$-
Commercial real estate	381	-	381	-	585	-	585	-
Commercial business	40	-	40	-	174	-	174	-
Home equity and second mortgage	-	278	278	-	-	287	287	7

Total	$529	$294	$823	$-	$975	$287	$1,262	$7

At December 31, 2022 and 2021, there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs that were restructured during the years ended December 31, 2022 and 2021. The Company restructured three residential real estate loans, two commercial business loans, one commercial real estate loan and one home equity loan during the year ended December 31, 2020, with pre-modification and post-modification balances of $358,000, $43,000, $250,000 and $294,000, respectively. For the TDRs restructured during 2020, the terms of modification included the deferral of contractual principal payments and the renewal/extension of matured loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics. There were no principal charge-offs recorded as a result of TDRs during the years ended December 31, 2022, 2021 and 2020.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The Company had no payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified within the previous 12 months during the years ended December 31, 2022 and 2020. During the year ended December 31, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290.000 that was moved to nonaccrual status. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. As a result of the payment default described above, a specific reserve of $7,000 was established during the year ended December 31, 2021. The current balance on the second mortgage described above is $278,000 and there is no specific reserve related to the loan at December 31, 2022. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2022 and 2020.

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

The following table presents the carrying amount of PCI loans accounted for under FASB ASC 310-30 at December 31, 2022 and 2021:

PCI carrying amount

(In thousands)	2022	2021

Residential real estate	$286	$270
Commercial real estate	-	11
Carrying amount	286	281
Allowance for loan losses	-	31

Carrying amount, net of allowance	$286	$250

The outstanding balance of PCI loans accounted for under FASB ASC 310-30, including contractual principal, interest, fees and penalties was $289,000 and $339,000 at December 31, 2022 and 2021, respectively. The accretable yield at December 31, 2022, 2021 and 2020 was immaterial.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)         PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021

Land and land improvements	$5,219	$5,219
Leasehold improvements	134	134
Office buildings	16,911	16,750
Furniture, fixtures and equipment	6,757	6,695
	29,021	28,798
Less accumulated depreciation	14,353	13,621

Totals	$14,668	$15,177

Depreciation expense was $924,000, $996,000 and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(6)         FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020

Beginning balance	$36	$-	$170
Transfers from loans to foreclosed real estate	-	126	67
Direct write-downs	-	(5)	-
Sales	(36)	(85)	(237)
Capitalized expenses and other adjustments	-	-	-

Ending balance	$-	$36	$-

Net gain/loss on foreclosed real estate was as follows for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020

Net (gain) loss on sales	$(3)	$-	$4
Direct write-downs	-	5	-
Operating expenses, net of income	-	14	9

Ending balance	$(3)	$19	$13

At December 31, 2021, the balance of foreclosed real estate included $36,000 of residential real estate properties where physical possession has been obtained. At December 31, 2022 and 2020, foreclosed real estate did not include any residential real estate properties where physical possession has been obtained. At December 31, 2022 and 2021, the recorded investment in consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $104,000 and $53,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)         GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and The Peoples Bank of Bullitt County (“Peoples”) during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2022, 2021 or 2020.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000 each year for 2022, 2021, and 2020.

Core deposit intangibles subject to amortization as of December 31, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	1,039	892

	$379	$526

Estimated amortization expense for the core deposit intangible for each of the ensuing five years (as applicable) and in the aggregate is as follows:

Years ending December 31:	(In thousands)
2023	$147
2024	147
2025	85

Total	$379

(8)         DEPOSITS

Deposits at December 31, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021

Noninterest-bearing demand deposits	$254,842	$242,685
NOW accounts	394,425	392,675
Savings accounts	279,937	268,768
Money market accounts	81,336	73,781
Time deposits	49,856	57,653

Total deposits	$1,060,396	$1,035,562

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8 - continued)

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $5.3 million and $8.3 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, scheduled maturities of time deposits were as follows:

Year ending December 31:	(In thousands)

2023	$26,288
2024	12,143
2025	3,934
2026	5,850
2027	1,641

Total	$49,856

The Bank held deposits of approximately $12.5 million and $21.5 million for related parties at December 31, 2021 and 2020, respectively.

(9)         LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through Independent Community Bankers’ Bank (formerly The Bankers’ Bank of Kentucky) with a maximum borrowing amount of $5.0 million. At December 31, 2022 and 2021, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2022 and 2021, the Bank had no outstanding borrowings under the line of credit.

(10)        ADVANCES FROM FEDERAL HOME LOAN BANK

There were no outstanding advances from the FHLB at December 31, 2022 and 2021. Advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2022, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for advances was $46.5 million and $33.2 million, respectively.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $42,000 and $60,000 at December 31, 2022 and 2021, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $42,000 and $60,000 at December 31, 2022 and 2021, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases may include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At December 31, 2022, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended December 31, 2022, 2021 and 2020 was $32,000, $31,000 and $30,000, respectively. The components of lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020

Operating lease cost	$19	$19	$14
Short-term lease cost	13	12	16

Totals	$32	$31	$30

Future minimum commitments due under operating lease agreements as of December 31, 2022 are as follows, including renewal options that are reasonably certain to be exercised:

Year ending December 31:	(In thousands)

2023	$19
2024	19
2025	5
Total lease payments	43
Less imputed interest	(1)
Total	$42

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

The lease term and discount rate at December 31, 2022 and 2021 were as follows:

	2022	2021
Weighted-average remaining lease term (years)	2.25	3.25
Weighted-average discount rate	1.34%	1.34%

Supplemental cash flow information for the years ended December 31, 2022 and 2021 related to leases was as follows:

	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$19

The Company also leases space to tenants under various operating leases. Lease income recorded under tenant leases was $53,000, $39,000 and $30,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Future minimum lease payments to be received under tenant leases with initial or remaining terms in excess of one year total $51,000, $38,000, $20,000 and $7,000 for the years ended December 31, 2023, 2024, 2025 and 2026, respectively.

(12)        INCOME TAXES

The Company and its corporate subsidiaries file consolidated tax returns. The components of consolidated income tax expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020

Current	$2,438	$2,371	$1,771
Deferred	(118)	(131)	(79)

Totals	$2,320	$2,240	$1,692

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2022, 2021, and 2020 follows:

(In thousands)	2022	2021	2020

Provision at federal statutory tax rate	$2,989	$2,872	$2,486
State income tax-net of federal tax benefit	301	266	85
Tax-exempt interest income	(709)	(608)	(476)
Bank-owned life insurance income	(42)	(46)	(44)
Captive insurance net premiums	(169)	(200)	(200)
Investment in tax credit entities	(63)	(58)	(117)
Other	13	14	(42)
Totals	$2,320	$2,240	$1,692
Effective tax rate	16.3%	16.4%	14.3%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Significant components of the deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021

Deferred tax assets (liabilities):
Deferred compensation plans	$73	$84
Unrealized loss on securities available for sale	10,905	-
Allowance for loan losses	1,600	1,454
Unrealized loss on equity securities	112	10
Restricted stock	41	46
Interest on nonaccrual loans	140	157
Deferred income	221	280
Other	9	10
Deferred tax assets	13,101	2,041

Unrealized gain on securities available for sale	-	(382)
Depreciation	(927)	(963)
Deferred loan fees and costs	(308)	(268)
FHLB stock dividends	(37)	(37)
Prepaid expenses	(407)	(337)
Acquisition purchase accounting adjustments	(317)	(360)
Other	(30)	(23)
Deferred tax liabilities	(2,026)	(2,370)

Net deferred tax asset (liability)	$11,075	$(329)

At December 31, 2022 and 2021, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana and Kentucky state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2019 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal, Indiana and Kentucky state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2022 and 2021 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2022 and 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13)        EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $643,000, $652,000 and $639,000 to the plan for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2022, 2021 and 2020 as all shares were allocated during 2008.

At December 31, 2022 and 2021, the ESOP trust held 49,995 and 51,946 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts. The aggregate fair value of shares allocated to ESOP participants was $1.2 million and $2.1 million at December 31, 2022 and 2021, respectively.

(14)        DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and were paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $140,000 and $177,000 at December 31, 2022 and 2021, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $7,000, $10,000 and $12,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14 - continued)

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2041. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $129,000 and $136,000 at December 31, 2022 and 2021, respectively. Deferred compensation expense for the director plan was $16,000, $16,000 and $17,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

At December 31, 2022, 162,350 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2022, no stock options had been granted under the Plans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

No restricted stock shares were granted during 2022 or 2021. On February 18, 2020, the Company granted 14,250 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $67.43 per share for a total of $961,000. The restricted stock vests ratably from the grant date through July 1, 2025, with 20% of the shares vesting each year on July 1 beginning July 1, 2021. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the years ended December 31, 2022, 2021 and 2020 was $436,000, $487,000 and $381,000, respectively. The income tax benefit related to stock-based compensation was $55,000, $97,000 and $167,000 for the years ended December 31, 2022, 2021 and 2020, respectively. A summary of the Company’s nonvested restricted shares activity as of December 31, 2022 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	22,350	$54.96
Granted	-	-
Vested	8,950	51.85
Forfeited	850	56.76

Nonvested at end of year	12,550	$57.07

There were 8,950, 10,300 and 9,350 restricted shares vested during the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2022, 2021 and 2020 was $260,000, $448,000 and $656,000, respectively. At December 31, 2022, unrecognized compensation expense related to nonvested restricted shares was $549,000. The compensation expense is expected to be recognized over a weighted average period of 2.1 years.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16 - continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following is a summary of the commitments to extend credit at December 31, 2022 and 2021:

(In thousands)	2022	2021

Loan commitments:
Fixed rate	$6,509	$3,400
Adjustable rate	22,681	15,650

Standby letters of credit	484	183
Undisbursed commercial and personal lines of credit	41,833	44,918
Undisbursed portion of construction loans in process	44,574	26,520
Undisbursed portion of home equity lines of credit	77,118	66,415

Total commitments	$193,199	$157,086

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

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2022 or 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with all of the requirements being phased in as of January 1, 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 2.5% for 2022 and 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18 - continued)

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR was 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2022 and 2021. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2022 and 2021.

As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum to be Well
			Capitalized under
			Prompt Corrective
	Actual		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of December 31, 2022:

Community Bank Leverage Ratio	$107,377	9.18%	$105,256	9.00%

As of December 31, 2021:

Community Bank Leverage Ratio	$98,869	8.84%	$95,040	8.50%

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2022 and 2021. The Company had no liabilities measured at fair value as of December 31, 2022 or 2021.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

December 31, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$83,863	$-	$83,863
Agency CMO	-	9,353	-	9,353
Agency notes and bonds	-	137,981	-	137,981
Treasury notes and bonds	-	78,732	-	78,732
Municipal obligations	-	150,890	-	150,890
Total securities available for sale	$-	$460,819	$-	$460,819

Equity securities	$1,467	$-	$-	1,467

December 31, 2021
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$102,736	$-	$102,736
Agency CMO	-	7,961	-	7,961
Agency notes and bonds	-	129,096	-	129,096
Treasury notes and bonds	-	49,794	-	49,794
Municipal obligations	-	157,748	-	157,748
Total securities available for sale	$-	$447,335	$-	$447,335

Equity securities	$1,881	$-	$-	1,881

Assets Measured on a Nonrecurring Basis
Impaired loans:
Home equity and second mortgage	$-	$-	$281	$281
Total impaired loans	$-	$-	$281	$281

Foreclosed real estate:
Residential real estate	$-	$-	$36	$36
Total foreclosed real estate	$-	$-	$36	$36

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

Impaired loans with specific allocations of the allowance for loan losses are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2022 and 2021, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2021, the significant unobservable inputs used in the fair value measurement of impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral of 10%.

The Company recognized provisions for loan losses of $148,000 and $12,000 for the years ended December 31, 2022 and 2021, respectively, for impaired loans. The Company recognized no provisions for loan losses for the year ended December 31, 2020 for impaired loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At December 31, 2022 and 2021, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

Foreclosed Real Estate. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the property.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

At December 31, 2022, the Company held no foreclosed real estate. At December 31, 2021, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell of 65%.

The Company recognized charges of $5,000 to write down foreclosed real estate to fair value for the year ended December 31, 2021. There were no charges to write down foreclosed real estate recognized in income for the years ended December 31, 2022 and 2020.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2022 and 2021. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2022 and 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2022 and 2021:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

December 31, 2022:
Financial assets:
Cash and cash equivalents	$66,298	$66,298	$66,298	$-	$-
Interest-bearing time deposits	3,677	3,638	-	3,638	-
Securities available for sale	460,819	460,819	-	460,819	-
Securities held to maturity	7,000	5,311	-	5,311	-
Loans held for sale	793	803	-	803	-
Loans, net	557,958	554,634	-	-	554,634
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,285	4,285	-	4,285	-
Equity securities (included in other assets)	1,467	1,467	1,467	-	-

Financial liabilities:
Deposits	1,060,396	1,058,122	-	-	1,058,122
Accrued interest payable	123	123	-	123	-

December 31, 2021:
Financial assets:
Cash and cash equivalents	$172,509	$172,509	$172,509	$-	$-
Interest-bearing time deposits	4,839	4,965	-	4,965	-
Securities available for sale	447,335	447,335	-	447,335	-
Securities held to maturity	2,000	2,004	-	2,004	-
Loans held for sale	2,413	2,459	-	2,459	-
Loans, net	483,287	481,961	-	-	481,961
FHLB and other restricted stock	1,988	N/A	N/A	N/A	N/A
Accrued interest receivable	3,430	3,430	-	3,430	-
Equity securities (included in other assets)	1,881	1,881	1,881	-	-

Financial liabilities:
Deposits	1,035,562	1,035,406	-	-	1,035,406
Accrued interest payable	97	97	-	97	-

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at December 31, 2022 and 2021 represent an approximation of exit price, but an actual exit price may differ.

(21)        REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020

Service charges on deposit accounts	$2,273	$1,874	$1,788
ATM and debit card fees	4,345	4,076	3,488
Investment advisory income	427	377	365
Other	100	119	120
Revenue from contracts with customers	7,145	6,446	5,761

Net gains on loans and investments	419	2,774	2,522
Increase in cash value of life insurance	201	219	210
Other	162	112	106
Other noninterest income	782	3,105	2,838

Total noninterest income	$7,927	$9,551	$8,599

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

(22)        QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENT

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At December 31, 2022 and 2021, the balance of the Bank’s investment was $2.2 million and $2.5 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at December 31, 2022 and 2021 was $216,000 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During 2022, 2021 and 2020, the Bank recognized amortization expense of $355,000, $355,000 and $338,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during 2022, 2021 and 2020, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $421,000, $423,000 and $468,000, respectively.

(23)        PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)
	As of December 31,
	2022	2021
Assets:
Cash and cash equivalents	$2,697	$1,943
Other assets	2,816	3,178
Investment in subsidiaries	80,425	109,587

	$85,938	$114,708

Liabilities and Equity:
Accrued expenses	$780	$880
Stockholders' equity	85,158	113,828

	$85,938	$114,708

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(23 - continued)

Statements of Income
(In thousands)
	Years Ended December 31,
	2022	2021	2020

Dividend income from subsidiaries	$4,475	$2,685	$2,730
Other income	105	69	59
Income (loss) on equity securities	(414)	328	(194)
Other operating expenses	(825)	(835)	(824)

Income before income taxes and equity in undistributed net income of shareholders	3,341	2,247	1,771

Income tax benefit	249	106	315

Income before equity in undistributed net income of subsidiaries	3,590	2,353	2,086
Equity in undistributed net income of subsidiaries	8,312	9,071	8,045

Net Income	$11,902	$11,424	$10,131

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$11,902	$11,424	$10,131
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,312)	(9,071)	(8,045)
Stock compensation expense	436	487	381
Unrealized (gain) loss on equity securities	414	(328)	194
Net change in other assets and liabilities	(53)	191	(125)
Net cash provided by operating activities	4,387	2,703	2,536

Investing Activities:
Investment in technology fund	(100)	(120)	-
Net cash used in investing activities	(100)	(120)	-

Financing Activities:
Purchase of treasury stock	-	(40)	(13)
Tax paid on stock award shares for employees	(26)	(85)	(134)
Cash dividends paid	(3,507)	(3,509)	(3,242)
Net cash used in financing activities	(3,533)	(3,634)	(3,389)

Net increase (decrease) in cash and cash equivalents	754	(1,051)	(853)

Cash and cash equivalents at beginning of year	1,943	2,994	3,847

Cash and cash equivalents at end of year	$2,697	$1,943	$2,994

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2022	2021	2020

Cash payments for:
Interest	$1,568	$1,184	$1,618
Income taxes (net of refunds received)	2,327	1,973	766

Noncash investing activities:
Transfers from loans to foreclosed real estate	$-	$126	$67
Proceeds from sales of foreclosed real estate financed through loans	-	35	-

(25)       SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2022, 2021 and 2020.

(In thousands, except per share data)	Years Ended December 31,
	2022	2021	2020

Basic
Earnings:
Net income attributable to First Capital, Inc.	$11,902	$11,424	$10,131

Shares:
Weighted average common shares outstanding	3,355,023	3,346,038	3,339,812

Net income attributable to First Capital, Inc. per common share, basic	$3.55	$3.41	$3.03

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$11,902	$11,424	$10,131

Shares:
Weighted average common shares outstanding	3,355,023	3,346,038	3,339,812
Add: Dilutive effect of restricted stock	-	457	9,465

Weighted average common shares outstanding, as adjusted	3,355,023	3,346,495	3,349,277

Net income attributable to First Capital, Inc. per common share, diluted	$3.55	$3.41	$3.02

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25 - continued)

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. Restricted shares totaling 12,550 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the year ended December 31, 2022. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the years ended December 31, 2021 and 2020.

(26)       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2022	(In thousands, except per share data)

Interest income	$7,205	$7,898	$9,048	$9,789
Interest expense	253	267	390	684
Net interest income	6,952	7,631	8,658	9,105
Provision for loan losses	175	200	175	400
Net interest income after provision for loan losses	6,777	7,431	8,483	8,705
Noninterest income	2,147	1,965	1,873	1,942
Noninterest expenses	5,994	6,235	6,559	6,300
Income before income taxes	2,930	3,161	3,797	4,347
Income tax expense	400	447	669	804
Net income	2,530	2,714	3,128	3,543
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,527	$2,710	$3,125	$3,540

Earnings per common share attributable to First Capital Inc.:
Basic	$0.75	$0.81	$0.93	$1.06
Diluted	$0.75	$0.81	$0.93	$1.06

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26 - continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021	(In thousands, except per share data)

Interest income	$7,292	$7,133	$7,745	$7,290
Interest expense	288	289	278	273
Net interest income	7,004	6,844	7,467	7,017
Provision (credit) for loan losses	75	-	-	(400)
Net interest income after provision (credit) for loan losses	6,929	6,844	7,467	7,417
Noninterest income	2,438	2,552	2,270	2,291
Noninterest expenses	5,807	6,165	6,202	6,357
Income before income taxes	3,560	3,231	3,535	3,351
Income tax expense	618	497	596	529
Net income	2,942	2,734	2,939	2,822
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,939	$2,730	$2,936	$2,819

Earnings per common share attributable to First Capital Inc.:
Basic	$0.88	$0.82	$0.88	$0.83
Diluted	$0.88	$0.82	$0.88	$0.83

2020

Interest income	$7,674	$7,374	$7,240	$7,359
Interest expense	468	404	371	318
Net interest income	7,206	6,970	6,869	7,041
Provision for loan losses	351	825	400	225
Net interest income after provision for loan losses	6,855	6,145	6,469	6,816
Noninterest income	1,456	2,320	2,616	2,207
Noninterest expenses	5,825	5,618	5,923	5,682
Income before income taxes	2,486	2,847	3,162	3,341
Income tax expense	389	405	413	485
Net income	2,097	2,442	2,749	2,856
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,094	$2,438	$2,746	$2,853

Earnings per common share attributable to First Capital Inc.:
Basic	$0.63	$0.73	$0.82	$0.85
Diluted	$0.63	$0.73	$0.82	$0.84

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 22, 2023	/s/ William W. Harrod
William W. Harrod
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William W. Harrod	President, Chief Executive Officer and Director	March 22, 2023
William W. Harrod	(principal executive officer)
March 22, 2023
/s/ Kathryn W. Ernstberger	Chairwoman
Kathryn W. Ernstberger

/s/ Michael C. Frederick	Executive Vice President, Chief Financial Officer, Treasurer and Director	March 22, 2023
Michael C. Frederick	(principal accounting and financial officer)

/s/ Michael L. Shireman	Director	March 22, 2023
Michael L. Shireman

/s/ Mark D. Shireman	Director	March 22, 2023
Mark D. Shireman

/s/ William I. Orwick, Sr.	Director	March 22, 2023
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 22, 2023
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 22, 2023
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 22, 2023
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 22, 2023
Dana L. Huber

/s/ Lou Ann Moore	Director	March 22, 2023
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 22, 2023
Robert C. Guilfoyle

/s/ Jill S. Saegesser	Director	March 22, 2023
Jill S. Saegesser