Form 10-Q
period 2023-03-31
FIRST CAPITAL INC
filed 2023-05-15
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,359,362 shares of common stock were outstanding as of May 8, 2023.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and due from banks	$22,452	$25,231
Interest bearing deposits with banks	1,263	3,820
Federal funds sold	12,166	37,247
Total cash and cash equivalents	35,881	66,298

Interest-bearing time deposits	3,676	3,677
Securities available for sale, at fair value (amortized cost $507,922 and $507,466, respectively)	470,090	460,819
Securities held to maturity, at amortized cost (fair value $5,296 and $5,311, respectively)	7,000	7,000
Loans held for sale	576	793
Loans, net of allowance for credit losses of $7,323 ($6,772 in 2022)	565,576	557,958
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,582	14,668
Accrued interest receivable	4,156	4,285
Cash value of life insurance	8,944	8,899
Goodwill	6,472	6,472
Core deposit intangible	342	379
Other assets	16,034	18,316

Total Assets	$1,135,165	$1,151,400

LIABILITIES
Deposits:
Noninterest-bearing	$253,467	$254,842
Interest-bearing	781,983	805,554
Total deposits	1,035,450	1,060,396

Accrued interest payable	218	123
Accrued expenses and other liabilities	5,342	5,611
Total liabilities	1,041,010	1,066,130

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,804,683 shares; outstanding 3,359,362 (3,371,362 in 2022)	38	38
Additional paid-in capital	41,636	41,636
Retained earnings-substantially restricted	90,845	88,465
Unearned stock compensation	(465)	(549)
Accumulated other comprehensive loss	(28,996)	(35,741)
Less treasury stock, at cost - 445,321 shares (433,321 in 2022)	(9,018)	(8,691)
Total First Capital, Inc. stockholders' equity	94,040	85,158

Noncontrolling interest in subsidiary	115	112
Total equity	94,155	85,270

Total Liabilities and Equity	$1,135,165	$1,151,400

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$7,638	$5,493
Securities:
Taxable	1,301	887
Tax-exempt	865	741
Dividends	11	5
Other interest income	372	79
Total interest income	10,187	7,205
INTEREST EXPENSE
Deposits	996	253
Total interest expense	996	253
Net interest income	9,191	6,952
Provision for credit losses	193	175
Net interest income after provision for credit losses	8,998	6,777
NONINTEREST INCOME
Service charges on deposit accounts	562	509
ATM and debit card fees	1,087	1,007
Commission and fee income	12	122
Unrealized gain on equity securities	137	63
Gain on sale of loans	86	335
Increase in cash surrender value of life insurance	45	50
Other income	62	61
Total noninterest income	1,991	2,147
NONINTEREST EXPENSE
Compensation and benefits	3,789	3,494
Occupancy and equipment	447	467
Data processing	1,031	869
Professional fees	186	290
Advertising	83	62
Other expenses	865	812
Total noninterest expense	6,401	5,994
Income before income taxes	4,588	2,930
Income tax expense	769	400
Net Income	3,819	2,530
Less: net income attributable to noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$3,816	$2,527

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.14	$0.75
Diluted	$1.14	$0.75

Dividends per share	$0.27	$0.26

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)

Net Income	$3,819	$2,530

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	8,813	(24,914)
Income tax (expense) benefit	(2,068)	5,743
Net of tax amount	6,745	(19,171)

Other Comprehensive Income (Loss), net of tax	6,745	(19,171)

Comprehensive Income (Loss)	10,564	(16,641)
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$10,561	$(16,644)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2022	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940
Net income	-	-	2,527	-	-	-	3	2,530
Other comprehensive loss	-	-	-	(19,171)	-	-	-	(19,171)
Cash dividends	-	-	(877)	-	-	-	-	(877)
Stock compensation expense	-	-	-	-	98	-	-	98

Balances at March 31, 2022	$38	$41,684	$81,720	$(17,437)	$(935)	$(8,665)	$115	$96,520

Balances at December 31, 2022	$38	$41,636	$88,465	$(35,741)	$(549)	$(8,691)	$112	$85,270
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)	-	-	(529)	-	-	-	-	(529)
Balances at January 1, 2023 (as adjusted)	38	41,636	87,936	(35,741)	(549)	(8,691)	112	84,741

Net income	-	-	3,816	-	-	-	3	3,819
Other comprehensive income	-	-	-	6,745	-	-	-	6,745
Cash dividends	-	-	(907)	-	-	-	-	(907)
Stock compensation expense	-	-	-	-	84	-	-	84
Purchase of treasury shares	-	-	-	-	-	(327)	-	(327)

Balances at March 31, 2023	$38	$41,636	$90,845	$(28,996)	$(465)	$(9,018)	$115	$94,155

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$3,819	$2,530
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	429	570
Depreciation and amortization expense	254	274
Deferred income taxes	(51)	(106)
Stock compensation expense	84	98
Increase in cash value of life insurance	(45)	(50)
Provision for credit losses	193	175
Proceeds from sales of loans	6,035	18,262
Loans originated for sale	(5,732)	(17,558)
Gain on sale of loans	(86)	(335)
Amortization of tax credit investment	89	89
Unrealized gain on equity securities	(137)	(63)
Net realized and unrealized gain on foreclosed real estate	-	(15)
Decrease (increase) in accrued interest receivable	129	(19)
Increase (decrease) in accrued interest payable	95	(22)
Net change in other assets/liabilities	178	(528)
Net Cash Provided By Operating Activities	5,254	3,302

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	1	251
Purchase of securities available for sale	(6,289)	(25,483)
Purchase of securities held to maturity	-	(5,000)
Proceeds from maturities of securities available for sale	1,480	2,501
Principal collected on mortgage-backed obligations	3,921	6,664
Net increase in loans receivable	(8,372)	(22,826)
Investment in technology fund	(100)	-
Proceeds from sale of foreclosed real estate	-	39
Proceeds from redemption of Federal Home Loan Bank stock	-	152
Purchase of premises and equipment	(132)	(59)
Net Cash Used In Investing Activities	(9,491)	(43,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(24,946)	36,517
Purchase of treasury stock	(327)	-
Dividends paid	(907)	(877)
Net Cash (Used In) Provided By Financing Activities	(26,180)	35,640

Net Decrease in Cash and Cash Equivalents	(30,417)	(4,819)
Cash and cash equivalents at beginning of period	66,298	172,509
Cash and Cash Equivalents at End of Period	$35,881	$167,690

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2023, and the results of operations for the three months ended March 31, 2023 and 2022 and the cash flows for the three months ended March 31, 2023 and 2022. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or stockholders’ equity.

2.           Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The update, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company met the definition of a smaller reporting company as of that date and was not required to adopt the standard until January 1, 2023.

Effective January 1, 2023, the Company adopted ASU 2016-13, as amended, under the modified retrospective method. The adoption replaced the allowance for loan losses with the allowance for credit losses ("ACL") on loans on the Consolidated Balance Sheets and replaced the related provision for loan losses with the provision for credit losses on loans on the Consolidated Statements of Income. Upon adoption, the Company recorded an increase in the beginning ACL on loans of $561,000. In addition, the Company established an ACL related to unfunded loan commitments of $131,000 upon adoption of CECL. The use of the modified retrospective method of adoption resulted in the Company recording a $529,000 reduction (net of tax) in retained earnings as of January 1, 2023. Results for reporting periods after January 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company expanded the loan portfolio segments used to determine the ACL on loans into eight loan segments as opposed to seven loan segments under the incurred loss methodology. The following table illustrates the impact of the segment expansion as of January 1, 2023.

		Segment	Amortized cost at
	Amortized cost at	Portfolio	December 31, 2022
(in thousands)	December 31, 2022	Reclassification	after Reclassification

Residential	$155,445	$(155,445)	$-
1-4 Family Residential Mortgage	-	116,392	116,392
Multifamily Residential	-	38,962	38,962
Home Equity and Second Mortgage	58,985	92	59,077
Commercial Real Estate	161,332	(62)	161,270
Construction	42,259	(42,259)	-
Land	21,874	(21,874)	-
1-4 Family Residential Construction	-	16,575	16,575
Other Construction, Development and Land	-	47,633	47,633
Commercial Business	60,806	7,248	68,054
Other Consumer	64,029	(7,262)	56,767
	$564,730	$-	$564,730

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. The Company grants real estate mortgage, commercial business and consumer loans. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status. Accrued interest receivable totaled $1.9 million at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

ACL – Available For Sale (“AFS”) Debt Securities

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $2.2 million at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

ACL – Held To Maturity Debt Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities totaled $18,000 at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. The held to maturity securities portfolio includes subordinated debt obligations issued by other bank holding companies.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption, the estimated reserve was immaterial.

ACL – Loans

The ACL is a valuation account that is deducted from an asset’s amortized cost basis to present the net amount expected to be collected on the asset. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

The Company utilizes a combination of the Open Pool/Snapshot and Weighted Average Remaining Maturity (“WARM”) methods in determining expected future credit losses. The Open Pool/Snapshot method takes a snapshot of a loan portfolio at a point in time in history and tracks that loan portfolio’s performance in the subsequent periods until its ultimate disposition. The WARM method uses average annual charge-off rates and the remaining life of the loan to estimate the ACL. For the Company’s loan portfolios, the remaining contractual life for each loan is adjusted by the expected scheduled payments and estimated prepayments. The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back periods for the loan portfolio range from one to 10 years depending on the WARM of the given portfolio segment, and are updated on a quarterly basis.

The Company estimates the ACL on loans using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for losses reflected by peers, changes in underwriting standards, changes in economic conditions, changes in delinquency levels, collateral values and other factors.

Qualitative adjustments reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration industry and collateral concentrations, acquired loan portfolio characteristics and other credit-related analytics as deemed appropriate.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The ACL is measured on a collective (pooled) basis when similar risk characteristics exist. The Company’s pools/segments are largely determined based on loan types as defined by Call Report instructions. The Bank has identified and utilizes the following portfolio segments:

1–4 Family Residential Mortgage – 1–4 Family Residential Mortgage loans are primarily secured by 1-4 family residences that are owner-occupied and serve as the primary residence of the borrower. In addition, the Company typically has a senior (1st lien) position securing the collateral of loans in this portfolio. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values.

Home Equity and Second Mortgage – Home Equity and Second Mortgage loans and lines of credit are primarily secured by 1-4 family residences that are owner-occupied and serve as the primary residence of the borrower. However, the Company typically has a junior lien position securing the collateral of loans in this portfolio. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values. While secured by collateral similar to that of the 1–4 Family Residential Mortgage loans, loans within this segment are considered to carry elevated risk due to the Company’s junior lien position on the underlying collateral property.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Multi-family Residential – Multi-family Residential loans are primarily secured by properties such as apartment complexes and other multi-tenant properties within the Company’s market area. In some situations, the collateral may reside outside of the Company’s typical market area. Repayment of these loans is often dependent on the successful operation and management of the properties and collection of associated rents. Repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

1–4 Family Residential Construction (“1-4 Family Construction”) – 1–4 Family Construction loans are generally secured by 1-4 family residences that will be owner-occupied upon completion. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values.

Other Construction, Development and Land – Other Construction, Development and Land loans include loans secured by multi-family properties, commercial projects, and vacant land. This portfolio includes both owner-occupied and speculative investment properties. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower’s ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

Commercial Real Estate – Commercial Real Estate loans are comprised of loans secured by various types of collateral including warehouses, retail space, mixed-use buildings and warehouses, among others, located in the Company’s primary lending area. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows, and general economic condition of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for Commercial Real Estate loans. To a lesser degree, this segment also includes loans secured by farmland. The risks associated with loans secured by farmland are related to the market value of the property taken as collateral and the underlying cash flows from farming operations and general economic conditions.

Commercial Business – Commercial Business loans include lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate. Loans in this portfolio may also be unsecured and are generally made to finance capital expenditures or fund operations. Commercial Business loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower. As with Commercial Real Estate loans, the Company generally obtains loan guarantees from financially capable parties for Commercial Business loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

Other Consumer – Other Consumer loans consist of loans secured by new and used automobiles and trucks, recreational vehicles such as boats and RVs, mobile homes and secured and unsecured loans to individuals. The risks associated with these loans are related to local economic conditions including the unemployment level. To a lesser degree, this segment also includes loans secured by lawn and farm equipment as well as farm output. The risks associated with these loans are related to local economic conditions including the unemployment level, as well as general economic conditions impacting crop prices and the supply chain.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs.

ACL – Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is included in other liabilities on the consolidated balance sheets and is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected utilization rates based on Regulatory Credit Conversion Factors are compared to the current funded portion of the total commitment amount as a practical expedient for funded exposure at default.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. The ASU eliminates the current accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the ASU also requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted ASU 2022-02 in conjunction with ASU 2016-13 and applied it prospectively with no cumulative-effect adjustment to retained earnings being recorded.

Recently Issued but Not Adopted Accounting Guidance

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. This also aligns the treatment of other tax equity investments with that allowed for low income housing tax credit (“LIHTC”) investments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. The Company already utilizes the proportional amortization method for its LIHTC investment and has no other material types of investments in tax credit structures. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.           Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2023
Securities available for sale:
Agency mortgage-backed securities	$91,600	$-	$9,294	$82,306
Agency CMO	9,117	53	223	8,947
Other debt securities:
Agency notes and bonds	151,901	18	10,495	141,424
Treasury notes and bonds	82,638	-	2,827	79,811
Municipal obligations	172,666	426	15,490	157,602

Total securities available for sale	$507,922	$497	$38,329	$470,090

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$1,704	$5,296

Total securities held to maturity	$7,000	$-	$1,704	$5,296

December 31, 2022
Securities available for sale:
Agency mortgage-backed securities	$95,056	$-	$11,193	$83,863
Agency CMO	9,682	20	349	9,353
Other debt securities:
Agency notes and bonds	151,143	-	13,162	137,981
Treasury notes and bonds	82,646	-	3,914	78,732
Municipal obligations	168,939	177	18,226	150,890

Total securities available for sale	$507,466	$197	$46,844	$460,819

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$1,689	$5,311

Total securities held to maturity	$7,000	$-	$1,689	$5,311

Agency notes and bonds, agency mortgage-backed securities and agency collateralized mortgage obligations (“CMO”) include securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal Farm Credit Bank (“FFCB”) and the Federal Home Loan Bank (“FHLB”), which are government-sponsored enterprises. Corporate notes classified as held to maturity include subordinated debt obligations issued by other bank holding companies.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of March 31, 2023, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$45,936	$45,056	$-	$-
Due after one year through five years	213,953	200,774	-	-
Due after five years through ten years	41,376	39,120	2,000	1,520
Due after ten years	105,940	93,887	5,000	3,776
	407,205	378,837	7,000	5,296
Mortgage-backed securities and CMO	100,717	91,253	-	-

	$507,922	$470,090	$7,000	$5,296

Information pertaining to investment securities with gross unrealized losses at March 31, 2023, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

March 31, 2023:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	4	$3,589	$120
Agency CMO	3	2,604	62
Agency notes and bonds	6	16,797	221
Treasury notes and bonds	10	16,734	266
Muncipal obligations	36	17,113	195
Total less than twelve months	59	56,837	864

Continuous loss position more than twelve months:
Agency mortgage-backed securities	93	78,717	9,174
Agency CMO	22	3,557	161
Agency notes and bonds	52	121,382	10,274
Treasury notes and bonds	20	63,078	2,561
Muncipal obligations	192	104,118	15,295
Total more than twelve months	379	370,852	37,465

Total securities available for sale	438	$427,689	$38,329

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$5,296	$1,704
Total more than twelve months	4	5,296	1,704

Total held to maturity	4	$5,296	$1,704

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Information pertaining to investment securities with gross unrealized losses at December 31, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three months ended March 31, 2023, management concluded that in all instances securities with fair value less than carrying value was due to market and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to changes in interest rates and other market factors. Accordingly, no credit loss provision was recorded in earnings for the three months ended March 31, 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2023, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 8.2% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. At March 31, 2023, the corporate notes classified as held to maturity in a loss position had depreciated approximately 24.3% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. As of January 1, 2023 and March 31, 2023, the Corporation estimated the expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at March 31, 2023, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

There were no sales of investment securities during the three months ended March 31, 2023 or 2022.

Certain debt securities available for sale were pledged to secure public fund deposits at March 31, 2023 and December 31, 2022.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended March 31, 2023, the Company recognized an unrealized gain of $137,000, on this equity investment. During the three months ended March 31, 2022, the Company recognized an unrealized gain of $63,000, on this equity investment. At March 31, 2023 and December 31, 2022, the equity investment had a fair value of $1.6 million and $1.5 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership. At March 31, 2023 and December 31, 2022, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investment at March 31, 2023 and December 31, 2022 was $680,000 and $780,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the three months ended March 31, 2023 or 2022.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.           Loans and Allowance for Credit Losses

Additional information regarding the Company’s loan and ACL on loan policies and loan portfolios follow:

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

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the ACL on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the collective (pooled) component of the ACL on loans as discussed below. Specific reserves are not considered charge-offs in management’s analysis of the ACL on loans because they are estimates and the outcome of the loan relationship is undetermined.

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 45 days past due. Charge-offs are typically recorded on loans secured by real estate when the property is foreclosed upon.

Refer to Note 2 ACL – Loans for additional information and accounting policies related to the ACL on loans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, past loan modifications, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and ACL analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At March 31, 2023 all of the Bank’s loans evaluated on an individual basis were considered collateral dependent.

The Company held no foreclosed real estate at March 31, 2023 or December 31, 2022. At March 31, 2023 and December 31, 2022, the amortized cost basis in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $382,000 and $104,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Loans at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
		(As reclassified)

1-4 Family Residential Mortgage	$122,675	$116,269
Home Equity and Second Mortgage	57,130	57,872
Multifamily Residential	39,656	38,973
1-4 Family Residential Construction	19,071	16,575
Other Construction, Development and Land	49,901	47,632
Commercial Real Estate	161,968	161,362
Commercial Business	67,228	68,066
Other Consumer	54,053	56,768
Principal loan balance	571,682	563,517

Deferred loan origination fees and costs, net	1,217	1,213
Allowance for credit losses	(7,323)	(6,772)

Loans, net	$565,576	$557,958

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at March 31, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Other
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	Consumer	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$122,675	$57,130	$39,656	$19,071	$49,901	$161,968	$67,228	$54,053	$571,682

Net deferred loan origination fees and costs	127	1,210	(14)	-	(3)	(91)	(12)	-	1,217

Amortized cost basis in loans	$122,802	$58,340	$39,642	$19,071	$49,898	$161,877	$67,216	$54,053	$572,899

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the three months ended March 31, 2023 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Other
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	Consumer	Total
	(In thousands)
ACL on Loans:

Beginning balance, prior to adoption of ASC 326	$1,036	$531	$346	$206	$587	$2,029	$1,156	$881	$6,772
Impact of adopting ASC 326	423	(26)	(3)	(9)	13	(130)	(142)	435	561
Provision for credit losses	(43)	(139)	38	(10)	(111)	291	220	(53)	193
Charge-offs	(2)	-	-	-	-	-	(155)	(118)	(275)
Recoveries	-	-	-	-	-	-	5	67	72

Ending balance	$1,414	$366	$381	$187	$489	$2,190	$1,084	$1,212	$7,323

Accrued interest on loans of $1.9 million at March 31, 2023, is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of March 31, 2023:

	Real			ACL
	Estate	Other	Total	Allocation

1-4 Family Residential Mortgage	$1,062	$-	$1,062	$12
Home Equity and Second Mortgage	344	-	344	2
Multifamily Residential	-	-	-	-
1-4 Family Residential Construction	-	-	-	-
Other Construction, Development and Land	52	-	52	-
Commercial Real Estate	1,128	-	1,128	-
Commercial Business	-	162	162	-
Other Consumer	-	-	-	-
	$2,586	$162	$2,748	$14

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2023:

			Loans 90+ Days	Total
	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL (1)	Nonaccrual	Still Accruing	Loans
	(In thousands)

1-4 Family Residential Mortgage	$766	$804	$-	$804
Home Equity and Second Mortgage	274	344	-	344
Multifamily Residential	-	-	-	-
1-4 Family Residential Construction	-	-	-	-
Other Construction, Development and Land	52	52	-	52
Commercial Real Estate	33	33	-	33
Commercial Business	-	27	-	27
Other Consumer	-	-	-	-

Total	$1,125	$1,260	$-	$1,260

(1) Includes nonaccrual loans with no ACL and are also included in Total Nonaccrual loans of $1,260.

No interest income was recognized on nonaccrual loans during the three months ended March 31, 2023.

The following table presents the aging of the amortized cost basis in loans at March 31, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$2,114	$-	$384	$2,498	$120,304	$122,802
Home Equity and Second Mortgage	638	-	70	708	57,632	58,340
Multifamily Residential	-	-	-	-	39,642	39,642
1-4 Family Residential Construction	-	-	-	-	19,071	19,071
Other Construction, Development and Land	50	-	52	102	49,796	49,898
Commercial Real Estate	58	-	-	58	161,819	161,877
Commercial Business	14	200	-	214	67,002	67,216
Other Consumer	213	48	-	261	53,792	54,053

Total	$3,087	$248	$506	$3,841	$569,058	$572,899

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Occasionally, the Company modifies loans to borrowers in financial distress. During the three months ended March 31, 2023, no material loans to borrowers experiencing financial distress were modified. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three months ended March 31, 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of March 31, 2023 and December 31, 2022.

There were no TDRs that were restructured during the three months ended March 31, 2022. There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2022. There were no TDRs modified within the previous 12 months for which there was a subsequent payment default during the three months ended March 31, 2022.

Credit Quality Indicators

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Mortgage
Pass	$9,390	$34,819	$30,244	$7,916	$10,734	$28,638	$-	$121,741
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	257	-	257
Doubtful	-	19	175	-	-	610	-	804
	$9,390	$34,838	$30,419	$7,916	$10,734	$29,505	$-	$122,802

Current period gross write-offs	$-	$-	$2	$-	$-	$-	$-	$2

Home Equity and Second Mortgage
Pass	$751	$5,111	$593	$273	$255	$518	$50,495	$57,996
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	274	-	70	344
	$751	$5,111	$593	$273	$529	$518	$50,565	$58,340

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
Multifamily Residential
Pass	$1,557	$10,726	$9,940	$8,134	$4,469	$4,816	$-	$39,642
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$1,557	$10,726	$9,940	$8,134	$4,469	$4,816	$-	$39,642

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

1-4 Family Residential Construction
Pass	$2,306	$12,362	$3,082	$-	$-	$1,321	$-	$19,071
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$2,306	$12,362	$3,082	$-	$-	$1,321	$-	$19,071

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
Other Construction, Development and Land
Pass	$3,580	$26,348	$11,714	$2,954	$1,325	$3,875	$-	$49,796
Special Mention	-	-	-	-	-	50	-	50
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	52	-	52
	$3,580	$26,348	$11,714	$2,954	$1,325	$3,977	$-	$49,898

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$3,272	$40,200	$27,946	$22,097	$19,413	$44,777	$2,294	$159,999
Special Mention	-	-	-	179	427	65	79	750
Substandard	-	-	-	237	-	858	-	1,095
Doubtful	-	-	-	-	-	33	-	33
	$3,272	$40,200	$27,946	$22,513	$19,840	$45,733	$2,373	$161,877

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
Commercial Business
Pass	$5,459	$17,812	$13,160	$6,586	$6,735	$4,340	$12,672	$66,764
Special Mention	-	31	22	-	168	4	38	263
Substandard	-	-	-	-	48	-	114	162
Doubtful	-	-	-	27	-	-	-	27
	$5,459	$17,843	$13,182	$6,613	$6,951	$4,344	$12,824	$67,216

Current period gross write-offs	$-	$155	$-	$-	$-	$-	$-	$155

Other Consumer
Pass	$6,502	$20,535	$11,963	$4,649	$2,136	$6,146	$2,068	$53,999
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	54	54
Doubtful	-	-	-	-	-	-	-	-
	$6,502	$20,535	$11,963	$4,649	$2,136	$6,146	$2,122	$54,053

Current period gross write-offs	$-	$18	$23	$10	$6	$32	$29	$118

Total Loans
Pass	$32,817	$167,913	$108,642	$52,609	$45,067	$94,431	$67,529	$569,008
Special Mention	-	31	22	179	595	119	117	1,063
Substandard	-	-	-	237	48	1,115	168	1,568
Doubtful	-	19	175	27	274	695	70	1,260
	$32,817	$167,963	$108,839	$53,052	$45,984	$96,360	$67,884	$572,899

Current period gross write-offs	$-	$173	$25	$10	$6	$32	$29	$275

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Allowance for Loan Losses

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2022:

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

Recorded Investment in Loans as Evaluated for Impairment:
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

An analysis of the allowance for loan losses as of December 31, 2022 is as follows:

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

At March 31, 2022 and December 31, 2022, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers the changes and trends in the following: Peer Data, Underwriting Standards, Economic Conditions, Past Due Loans, Collateral and Other Internal and External Factors.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of March 31, 2022 and for the three months ended March 31, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month period ended March 31, 2022:

	At March 31, 2022			Three Months Ended March 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$796	$926	$-	$915	$5
Land	102	104	-	102	-
Construction	-	-	-	-	-
Commercial real estate	599	616	-	651	6
Commercial business	167	166	-	171	2
Home equity and second mortgage	-	-	-	8	-
Other consumer	-	-	-	-	-
	1,664	1,812	-	1,847	13
Loans with an allowance recorded:
Residential	28	28	1	14	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity and second mortgage	287	297	5	288	-
Other consumer	-	-	-	-	-
	315	325	6	302	-
Total:
Residential	824	954	1	929	5
Land	102	104	-	102	-
Construction	-	-	-	-	-
Commercial real estate	599	616	-	651	6
Commercial business	167	166	-	171	2
Home equity and second mortgage	287	297	5	296	-
Other consumer	-	-	-	-	-
	$1,979	$2,137	$6	$2,149	$13

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of December 31, 2022:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
Residential	$854	$996	$-
Land	51	51	-
Construction	-	-	-
Commercial real estate	463	484	-
Commercial business	40	40	-
Home equity and second mortgage	372	389	-
Other consumer	-	-	-

	$1,780	$1,960	$-

Loans with an allowance recorded:
Residential	$-	$-	$-
Land	-	-	-
Construction	-	-	-
Commercial real estate	-	-	-
Commercial business	155	155	155
Home equity and second mortgage	-	-	-
Other consumer	-	-	-

	$155	$155	$155

Total:
Residential	$854	$996	$-
Land	51	51	-
Construction	-	-	-
Commercial real estate	463	484	-
Commercial business	195	195	155
Home equity and second mortgage	372	389	-
Other consumer	-	-	-

	$1,935	$2,115	$155

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the recorded investment in nonperforming loans at December 31, 2022:

	December 31, 2022
		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans
	(In thousands)

Residential	$744	$83	$827
Land	51	-	51
Construction	-	-	-
Commercial real estate	81	-	81
Commercial business	155	-	155
Home equity and second mortgage	372	-	372
Other consumer	-	4	4

Total	$1,403	$87	$1,490

The following table presents the aging of the recorded investment in loans at December 31, 2022:

						Purchased
	30-59 Days	60-89 Days	90 Days or More	Total		Credit	Total
	Past Due	Past Due	Past Due	Past Due	Current	Impaired Loans	Loans
	(In thousands)

Residential	$2,229	$226	$543	$2,998	$152,654	$286	$155,938
Land	119	-	51	170	21,827	-	21,997
Construction	-	-	-	-	42,364	-	42,364
Commercial real estate	-	-	-	-	161,675	-	161,675
Commercial business	-	-	155	155	60,821	-	60,976
Home equity and second mortgage	206	278	93	577	58,756	-	59,333
Other consumer	211	72	4	287	63,978	-	64,265

Total	$2,765	$576	$846	$4,187	$562,075	$286	$566,548

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the recorded investment in loans by risk category as of December 31, 2022:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased groups of loans, some of which have experienced more than insignificant credit deterioration since origination. An ACL for PCD loans is determined using the same methodology as other loans held for investment. Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for as purchased credit impairment (“PCI”) loans under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off or sold. Upon adoption of ASC 326, the ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis will be amortized into interest income over the remaining life of the pool. Changes to the ACL after adoption are recorded through the provision for credit losses. The carrying amount of PCD loans at March 31, 2023 and December 31, 2022 was $242,000 and $244,000, respectively. There was no ACL related to PCD loans at March 31, 2023 and December 31, 2022.

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded an ACL for unfunded commitments of $131,000 in conjunction with the Company’s adoption of ASU 2016-13 on January 1, 2023. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three months ended March 31, 2023.

5.           Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At March 31, 2023 and December 31, 2022, the balance of the Bank’s investment was $2.1 million and $2.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment was $216,000 at March 31, 2023 and December 31, 2022 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During the three month periods ended March 31, 2023 and 2022, the Bank recognized amortization expense of $89,000, which was included in income tax expense on the consolidated statements of income. Additionally, during the three month periods ended March 31, 2023 and 2022, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $104,000 and $105,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.           Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,
	2023	2022
(Dollars in thousands, except per share data)

Basic
Earnings:
Net income attributable to First Capital, Inc.	$3,816	$2,527

Shares:
Weighted average common shares outstanding	3,353,623	3,350,745

Net income attributable to First Capital, Inc. per common share, basic	$1.14	$0.75

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$3,816	$2,527

Shares:
Weighted average common shares outstanding	3,353,623	3,350,745
Add: Dilutive effect of restricted stock	-	-

Weighted average common shares outstanding, as adjusted	3,353,623	3,350,745

Net income attributable to First Capital, Inc. per common share, diluted	$1.14	$0.75

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. Restricted shares totaling 12,550 and 22,350 were excluded from the calculation of diluted net income per share for the three-month periods ended March 31, 2023 and 2022, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.           Stock-Based Compensation Plan

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

At March 31, 2023, 162,350 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 31, 2023, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three-month periods ended March 31, 2023 and 2022 amounted to $84,000 and $98,000, respectively. The total income tax benefit related to stock-based compensation was $20,000 and $23,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2023 and changes during the three-month period then ended is presented below.

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2023	12,550	$57.07
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2023	12,550	$57.07

There were no restricted shares that vested during the three-month periods ended March 31, 2023 or 2022. At March 31, 2023, there was $465,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 1.9 years.

8.           Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash payments for:
Interest	$900	$275
Taxes (net of refunds received)	-	-

9.           Fair Value Measurements

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

(9 – continued)

Level 3:

Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2023 and December 31, 2022. The Company had no liabilities measured at fair value as of March 31, 2023 or December 31, 2022.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2023
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$82,306	$-	$82,306
Agency CMO	-	8,947	-	8,947
Agency notes and bonds	-	141,424	-	141,424
Treasury notes and bonds	-	79,811	-	79,811
Municipal obligations	-	157,602	-	157,602
Total securities available for sale	$-	$470,090	$-	$470,090

Equity securities	$1,604	$-	$-	1,604

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Mortgage	$-	$-	$26	$26
Home Equity and Second Mortgage	-	-	68	68
Total collateral dependent loans	$-	$-	$94	$94

December 31, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$83,863	$-	$83,863
Agency CMO	-	9,353	-	9,353
Agency notes and bonds	-	137,981	-	137,981
Treasury notes and bonds	-	78,732	-	78,732
Municipal obligations	-	150,890	-	150,890
Total securities available for sale	$-	$460,819	$-	$460,819

Equity securities	$1,467	$-	$-	1,467

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

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

Securities Available for Sale and Equity Securities. Securities classified as available for sale and equity securities are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For securities where quoted market prices, market prices of similar securities or prices from an independent third-party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect. Changes in fair value of equity securities are recorded in noninterest income on the consolidated statements of income.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At  March 31, 2023 and  December 31, 2022 , the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

Collateral Dependent Impaired Loans. Collateral dependent impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only collateral dependent impaired loans for which a specific ACL has been established require classification in the fair value hierarchy. The fair value of collateral dependent impaired loans is classified as Level 3 in the fair value hierarchy.

Collateral dependent Impaired loans with specific allocations of ACL are measured at the fair value of the collateral less estimated costs to sell. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

At March 31, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 20% to 24%, with a weighted average discount of 23%. The Company recognized provisions for credit losses on collateral dependent impaired loans of $40,000 for the three months ended March 31, 2023. The Company recognized a reduction in provisions for loan losses for collateral dependent impaired loans for the three months ended March 31, 2022 of $1,000.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month periods ended March 31, 2023 and 2022. There were no transfers into or out of the Company’s Level 3 financial assets for the three-month periods ended March 31, 2023 and 2022.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair values of the Company's financial instruments are as follows

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2023:
Financial assets:
Cash and cash equivalents	$35,881	$35,881	$35,881	$-	$-
Interest-bearing time deposits	3,676	3,652	-	3,652	-
Securities available for sale	470,090	470,090	-	470,090	-
Securities held to maturity	7,000	5,296	-	5,296	-
Loans held for sale	576	587	-	587	-
Loans, net	565,576	567,198	-	-	567,198
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,156	4,156	-	4,156	-
Equity securities (included in other assets)	1,604	1,604	1,604	-	-

Financial liabilities:
Deposits	1,035,450	1,033,446	-	-	1,033,446
Accrued interest payable	218	218	-	218	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$66,298	$66,298	$66,298	$-	$-
Interest-bearing time deposits	3,677	3,638	-	3,638	-
Securities available for sale	460,819	460,819	-	460,819	-
Securities held to maturity	7,000	5,311	-	5,311	-
Loans held for sale	793	803	-	803	-
Loans, net	557,958	554,634	-	-	554,634
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,285	4,285	-	4,285	-
Equity securities (included in other assets)	1,467	1,467	1,467	-	-

Financial liabilities:
Deposits	1,060,396	1,058,122	-	-	1,058,122
Accrued interest payable	123	123	-	123	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at March 31, 2023 and December 31, 2022 represent an approximation of exit price, but an actual exit price may differ.

10.         Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)

Service charges on deposit accounts	$562	$509
ATM and debit card fees	1,087	1,007
Investment advisory income	12	122
Other	33	32
Revenue from contracts with customers	1,694	1,670

Net gains on loans and investments	223	398
Increase in cash value of life insurance	45	50
Other	29	29
Other noninterest income	297	477

Total noninterest income	$1,991	$2,147

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10 – continued)

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, market, economic, operational, liquidity, credit and interest rate risks associated with the Company’s business (including developments and volatility arising from the COVID-19 pandemic), general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company adopted ASU 2016-13 on January 1, 2023 and replaced the allowance for loan losses incurred loss model discussed in the Form 10-K for the year ended December 31, 2022 with the ACL CECL model. The adoption of ASU 2016-13 also impacted the Company’s accounting policies for available for sale and held to maturity debt securities. Refer to Notes 2, 3, and 4 for additional information and accounting policies related to the adoption of ASU 2016-13.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Financial Condition

Total assets decreased $16.2 million from $1.15 billion at December 31, 2022 to $1.14 billion at March 31, 2023, a decrease of 1.4%.

Net loans receivable (excluding loans held for sale) increased $7.6 million from $558.0 million at December 31, 2022 to $565.6 million at March 31, 2023. 1-4 family residential mortgage, 1-4 family residential construction and other construction, development and land loan increases of $6.4 million, $2.5 million and $2.3 million, respectively, were partially offset by a $2.7 million decrease in consumer loans during the three months ended March 31, 2023.

Cash and cash equivalents decreased from $66.3 million at December 31, 2022 to $35.9 million at March 31, 2023 as management utilized liquidity to fund loan growth and the Bank experienced deposit outflows.

Securities available for sale increased $9.3 million from $460.8 million at December 31, 2022 to $470.1 million at March 31, 2023. Purchases of $6.3 million of securities classified as available for sale were made during the three months ended March 31, 2023 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities. Principal payments and maturities of available for sale securities totaled $3.9 million and $1.5 million, respectively, during the three months ended March 31, 2023. There was also an unrealized gain of $8.8 million on the securities available for sale portfolio during the period ended March 31, 2023 due primarily to decreasing market interest rates during the period.

Total deposits decreased from $1.06 billion at December 31, 2022 to $1.04 billion at March 31, 2023. Noninterest-bearing checking accounts, interest-bearing checking accounts, and savings accounts decreased $1.4 million, $17.5 million and $11.9 million, respectively, during the three months ended March 31, 2023, while time deposits increased $5.8 million during the period. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

Total stockholders' equity attributable to the Company increased from $85.2 million at December 31, 2022 to $94.0 million at March 31, 2023, due to a $6.7 million net unrealized gain on available for sale securities and a $2.4 million increase in retained net income. The net unrealized gain on available for sale securities during the period is primarily due to decreases in market interest rates.

Results of Operations

Net income for the three-month periods ended March 31, 2023 and 2022. Net income attributable to the Company was $3.8 million ($1.14 per diluted share) for the three months ended March 31, 2023 compared to $2.5 million ($0.75 per diluted share) for the three months ended March 31, 2022.

Net interest income for the three-month periods ended March 31, 2023 and 2022. Net interest income after provision for credit losses increased $2.2 million for the three months ended March 31, 2023 as compared to the same period in 2022.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total interest income increased $3.0 million for the three months ended March 31, 2023 compared to the same period in 2022 due to increases in the average tax-equivalent yield on interest-earning assets from 2.68% for the three months ended March 31, 2022 to 3.73% for the three months ended March 31, 2023 and in the average balance of interest-earning assets from $1.10 billion for the three months ended March 31, 2022 to $1.12 billion for the three months ended March 31, 2023. The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.40% for the three months ended March 31, 2023 compared to 4.43% for the same period in 2022.

Total interest expense increased $743,000 when comparing the periods due to an increase in the average cost of interest-bearing liabilities from 0.13% for the first quarter of 2022 to 0.51% for the first quarter of 2023 partially offset by a decrease in the average balance of interest-bearing liabilities from $799.5 million for the first quarter of 2022 to $788.2 million for the first quarter of 2023. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased from 2.55% for the quarter ended March 31, 2022 to 3.22% for the same period in 2023.

Provision for credit losses. Based on management’s analysis of the ACL, the provision for credit losses was $193,000 for the three-month period ended March 31, 2023 compared to a $175,000 provision for loan losses for the same period in 2022 under the incurred loss model. The provision for credit losses was higher in 2023 compared to 2022 due to growth in the loan portfolio and an increase in net charge-offs. The Bank recognized net charge-offs of $203,000 for the three months ended March 31, 2023 compared to $13,000 during the same period in 2022. Upon adoption of ASU 2016-13 on January 1, 2023, the Bank recorded an increase in the beginning ACL on loans of $561,000, increasing the ACL on loans as a percentage of loans receivable to 1.29% as compared to 1.20% at December 31, 2022 prior to adoption.

Provisions for credit losses are charges to earnings to maintain the total ACL at a level considered adequate based on management’s estimate of future credit losses. Although management uses the best information available, future adjustments to the ACL may be necessary due to changes in economic, operating, regulatory and other conditions that may be beyond the Bank’s control. While the Bank maintains the ACL at a level that it considers adequate to provide for estimated losses, there can be no assurance that further additions will not be made to the ACL and that actual losses will not exceed the estimated amounts.

The methodology used in determining the ACL for loans includes segmenting the loan portfolio by identifying risk characteristics common to groups of loans, determining and measuring impairment of individual loans based on the present value of expected future cash flows or the fair value of collateral, and determining and measuring impairment for groups of loans with similar characteristics by applying loss factors that consider the qualitative factors which may affect the loss rates.

The ACL on loans was $7.3 million at March 31, 2023 and the allowance for loan losses was $6.8 million at December 31, 2022. At March 31, 2023 and December 31, 2022, nonperforming loans amounted to $1.3 million and $1.4 million, respectively.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest income for the three-month periods ended March 31, 2023 and 2022. Noninterest income decreased $156,000 for the quarter ended March 31, 2023 as compared to the same period in 2022. Gains on the sale of loans and commission and fee income decreased $249,000 and $110,000, respectively, when comparing the two periods. This was partially offset by increases in ATM and debit card fees and unrealized gain on equity securities of $80,000 and $74,000, respectively.

Noninterest expense for the three-month periods ended March 31, 2023 and 2022. Noninterest expense increased $407,000 for the quarter ended March 31, 2023 as compared to the same period in 2022, due primarily to increases in compensation and benefits and data processing expense of $295,000 and $162,000, respectively. This was partially offset by a decrease in professional fees of $104,000.

Income tax expense. Income tax expense increased $369,000 for the first quarter of 2023 as compared to the first quarter of 2022 primarily due to an increase in pre-tax net income. As a result, the effective tax rate for the quarter ended March 31, 2023 was 16.8% compared to 13.7% for the same period in 2022.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and FHLB advances. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2023, the Bank had cash and cash equivalents of $35.9 million and securities available-for-sale with a fair value of $470.1 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.3 million at March 31, 2023.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank had opted into the CBLR framework as of March 31, 2023 and December 31, 2022 and its CBLR was 9.46% and 9.18% as of those dates, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2023. At both March 31, 2023 and December 31, 2022, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company adopted ASU 2016-13 effective January 1, 2023 which requires an ACL on off-balance sheet credit exposures. See Note 4 for additional information.

For the three months ended March 31, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2023 and December 31, 2022 financial information:

	At March 31, 2023		At December 31, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,088	3.35%	$4,012	11.28%
200bp	731	2.25	2,683	7.54
100bp	368	1.13	1,345	3.78
Static	-	-	-	-
(100)bp	46	0.14	2,945	8.28
(200)bp	52	0.16	1,117	3.14
(300)bp	35	0.11	(798)	(2.25)

At March 31, 2023 and December 31, 2022, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At March 31, 2023, an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would also increase the Company’s net interest income over a one year horizon compared to a flat rates scenario, although the amounts are considered immaterial. At December 31, 2022, an immediate and sustained decrease in rates of 1.00% or 2.00% would also increase the Company’s net interest income over a one year horizon compared to a flat rates scenario. At December 31, 2022, an immediate and sustained decrease in rates of 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat rates scenario. During the three months ended March 31, 2023, management evaluated and adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2023 and December 31, 2022 financial information:

	At March 31, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$290,828	$20,851	7.72%	28.20%	410bp
200bp	289,053	19,076	7.07	27.27	317bp
100bp	282,532	12,555	4.65	25.93	183bp
Static	269,977	-	-	24.10	0bp
(100)bp	250,173	(19,804)	(7.33)	21.73	(237)bp
(200)bp	222,344	(47,633)	(17.64)	18.79	(531)bp
(300)bp	185,745	(84,232)	(31.20)	15.29	(881)bp

	At December 31, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$322,611	$25,242	8.49%	30.96%	464bp
200bp	319,861	22,492	7.56	29.87	355bp
100bp	311,941	14,572	4.90	28.36	204bp
Static	297,369	-	-	26.32	0bp
(100)bp	306,021	8,652	2.91	26.36	4bp
(200)bp	271,270	(26,099)	(8.78)	22.76	(356)bp
(300)bp	227,786	(69,583)	(23.40)	18.62	(770)bp

The tables indicate that at March 31, 2023 and December 31, 2022 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates. At March 31, 2023, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point decrease in prevailing interest rates. At December 31, 2022, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates compared to decreases in the EVE in the event of sudden and sustained 200 or 300 basis point decreases in the prevailing interest rates. As previously mentioned in this report, during the three months ended March 31, 2023, management evaluated and adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2023	-	N/A	-	135,680

February 1 through February 28, 2023	12,000	$27.29	12,000	123,680

March 1 through March 31, 2023	-	N/A	-	123,680

Total	12,000	$27.29	12,000

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 15, 2023	BY:	/s/William W. Harrod
William W. Harrod
President and CEO

Dated May 15, 2023	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer