Form 10-Q
period 2023-06-30
FIRST CAPITAL INC
filed 2023-08-11
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to____________________________________________

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

Indicat

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,350,660 shares of common stock were outstanding as of July 31, 2023.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and due from banks	$22,609	$25,231
Interest bearing deposits with banks	1,358	3,820
Federal funds sold	23,504	37,247
Total cash and cash equivalents	47,471	66,298

Interest-bearing time deposits	4,654	3,677
Securities available for sale, at fair value (amortized cost $498,156 and $507,466, respectively)	455,742	460,819
Securities held to maturity, at amortized cost (fair value $4,748 and $5,311, respectively)	7,000	7,000
Loans held for sale	996	793
Loans, net of allowance for credit losses of $7,515 ($6,772 in 2022)	582,944	557,958
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Foreclosed real estate	63	-
Premises and equipment	14,524	14,668
Accrued interest receivable	4,336	4,285
Cash value of life insurance	9,010	8,899
Goodwill	6,472	6,472
Core deposit intangible	306	379
Other assets	19,306	18,316

Total Assets	$1,154,660	$1,151,400

LIABILITIES
Deposits:
Noninterest-bearing	$233,880	$254,842
Interest-bearing	808,561	805,554
Total deposits	1,042,441	1,060,396

Borrowed funds	13,000	-
Accrued interest payable	705	123
Accrued expenses and other liabilities	6,163	5,611
Total liabilities	1,062,309	1,066,130

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,803,833 shares (3,804,683 in 2022); outstanding 3,351,412 (3,371,362 in 2022)	38	38
Additional paid-in capital	41,588	41,636
Retained earnings-substantially restricted	92,666	88,465
Unearned stock compensation	(356)	(549)
Accumulated other comprehensive loss	(32,497)	(35,741)
Less treasury stock, at cost - 452,421 shares (433,321 in 2022)	(9,193)	(8,691)
Total First Capital, Inc. stockholders' equity	92,246	85,158

Noncontrolling interest in subsidiary	105	112
Total equity	92,351	85,270

Total Liabilities and Equity	$1,154,660	$1,151,400

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$8,071	$5,859	$15,709	$11,352
Securities:
Taxable	1,347	1,061	2,648	1,948
Tax-exempt	869	780	1,734	1,521
Dividends	11	4	22	9
Federal funds sold and other interest income	302	194	674	273
Total interest income	10,600	7,898	20,787	15,103
INTEREST EXPENSE
Deposits	2,153	267	3,149	520
Borrowed funds	135	-	135	-
Total interest expense	2,288	267	3,284	520
Net interest income	8,312	7,631	17,503	14,583
Provision for credit losses	350	200	543	375
Net interest income after provision for credit losses	7,962	7,431	16,960	14,208
NONINTEREST INCOME
Service charges on deposit accounts	578	543	1,140	1,052
ATM and debit card fees	1,141	1,066	2,228	2,073
Commission and fee income	19	118	31	240
Loss on sale of securities available for sale	(14)	-	(14)	-
Unrealized gain (loss) on equity securities	(92)	(99)	45	(36)
Gain on sale of loans	104	215	190	550
Increase in cash surrender value of life insurance	66	63	111	113
Other income	61	59	123	120
Total noninterest income	1,863	1,965	3,854	4,112
NONINTEREST EXPENSE
Compensation and benefits	3,802	3,651	7,591	7,145
Occupancy and equipment	446	456	893	923
Data processing	1,081	993	2,112	1,862
Professional fees	165	178	351	468
Advertising	94	79	177	141
Other expenses	1,078	878	1,943	1,690
Total noninterest expense	6,666	6,235	13,067	12,229
Income before income taxes	3,159	3,161	7,747	6,091
Income tax expense	429	447	1,198	847
Net Income	2,730	2,714	6,549	5,244
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$2,726	$2,710	$6,542	$5,237

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.82	$0.81	$1.95	$1.56
Diluted	$0.82	$0.81	$1.95	$1.56

Dividends per share	$0.27	$0.26	$0.54	$0.52

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)

Net Income	$2,730	$2,714	$6,549	$5,244

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(4,597)	(16,626)	4,216	(41,540)
Income tax (expense) benefit	1,085	3,799	(983)	9,542
Net of tax amount	(3,512)	(12,827)	3,233	(31,998)

Less: reclassification adjustment for realized losses included in net income	14	-	14	-
Income tax benefit	(3)	-	(3)	-
Net of tax amount	11	-	11	-

Other Comprehensive Income (Loss), net of tax	(3,501)	(12,827)	3,244	(31,998)

Comprehensive Income (Loss)	(771)	(10,113)	9,793	(26,754)
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(775)	$(10,117)	$9,786	$(26,761)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at April 1, 2023	$38	$41,636	$90,845	$(28,996)	$(465)	$(9,018)	$115	$94,155
Net income	-	-	2,726	-	-	-	4	2,730
Other comprehensive loss	-	-	-	(3,501)	-	-	-	(3,501)
Cash dividends	-	-	(905)	-	-	-	(14)	(919)
Stock compensation expense	-	-	-	-	61	-	-	61
Purchase of treasury shares	-	-	-	-	-	(175)	-	(175)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at June 30, 2023	$38	$41,588	$92,666	$(32,497)	$(356)	$(9,193)	$105	$92,351

Balances at April 1, 2022	$38	$41,684	$81,720	$(17,437)	$(935)	$(8,665)	$115	$96,520
Net income	-	-	2,710	-	-	-	4	2,714
Other comprehensive loss	-	-	-	(12,827)	-	-	-	(12,827)
Cash dividends	-	-	(877)	-	-	-	(14)	(891)
Stock compensation expense	-	-	-	-	98	-	-	98

Balances at June 30, 2022	$38	$41,684	$83,553	$(30,264)	$(837)	$(8,665)	$105	$85,614

Balances at December 31, 2022	$38	$41,636	$88,465	$(35,741)	$(549)	$(8,691)	$112	$85,270
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)	-	-	(529)	-	-	-	-	(529)
Balances at January 1, 2023 (as adjusted)	38	41,636	87,936	(35,741)	(549)	(8,691)	112	84,741

Net income	-	-	6,542	-	-	-	7	6,549
Other comprehensive income	-	-	-	3,244	-	-	-	3,244
Cash dividends	-	-	(1,812)	-	-	-	(14)	(1,826)
Stock compensation expense	-	-	-	-	145	-	-	145
Purchase of treasury shares	-	-	-	-	-	(502)	-	(502)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at June 30, 2023	$38	$41,588	$92,666	$(32,497)	$(356)	$(9,193)	$105	$92,351

Balances at January 1, 2022	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940
Net income	-	-	5,237	-	-	-	7	5,244
Other comprehensive loss	-	-	-	(31,998)	-	-	-	(31,998)
Cash dividends	-	-	(1,754)	-	-	-	(14)	(1,768)
Stock compensation expense	-	-	-	-	196	-	-	196

Balances at June 30, 2022	$38	$41,684	$83,553	$(30,264)	$(837)	$(8,665)	$105	$85,614

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$6,549	$5,244
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	830	1,102
Depreciation and amortization expense	509	543
Deferred income taxes	(168)	(200)
Stock compensation expense	145	196
Increase in cash value of life insurance	(111)	(113)
Loss on sale of securities	14	-
Provision for credit losses	543	375
Proceeds from sales of loans	12,871	29,574
Loans originated for sale	(12,884)	(27,217)
Gain on sale of loans	(190)	(550)
Amortization of tax credit investment	170	177
Unrealized (gain) loss on equity securities	(45)	36
Net realized and unrealized gain on foreclosed real estate	-	(15)
Increase in accrued interest receivable	(51)	(378)
Increase (decrease) in accrued interest payable	582	(18)
Net change in other assets/liabilities	(1,101)	(1,655)
Net Cash Provided By Operating Activities	7,663	7,101

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time deposits	(977)	453
Purchase of securities available for sale	(20,144)	(70,693)
Purchase of securities held to maturity	-	(5,000)
Proceeds from maturities of securities available for sale	9,885	4,051
Proceeds from sales of securities available for sale	10,816	-
Principal collected on mortgage-backed obligations	7,908	12,714
Net increase in loans receivable	(26,153)	(44,385)
Investment in technology fund	(150)	-
Investment in tax credit entity	(100)	-
Proceeds from sale of foreclosed real estate	-	39
Proceeds from redemption of Federal Home Loan Bank stock	-	152
Purchase of premises and equipment	(292)	(186)
Net Cash Used In Investing Activities	(19,207)	(102,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(17,955)	49,081
Net increase in borrowed funds	13,000	-
Purchase of treasury stock	(502)	-
Dividends paid	(1,826)	(1,768)
Net Cash (Used In) Provided By Financing Activities	(7,283)	47,313

Net Decrease in Cash and Cash Equivalents	(18,827)	(48,441)
Cash and cash equivalents at beginning of period	66,298	172,509
Cash and Cash Equivalents at End of Period	$47,471	$124,068

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2023, and the results of operations for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six months ended June 30, 2023 and 2022.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs.  The Company grants real estate mortgage, commercial business and consumer loans. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.  Accrued interest receivable on loans totaled $1.9 million at June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

Accrued interest receivable on AFS debt securities totaled $2.4 million at June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

ACL – Held To Maturity Debt Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities totaled $18,000 at June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. The held to maturity securities portfolio includes subordinated debt obligations issued by other bank holding companies.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption and as of June 30, 2023, the estimated reserve was immaterial.

ACL – Loans

The ACL is a valuation account that is deducted from an asset’s amortized cost basis to present the net amount expected to be collected on the asset. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged-off.

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

The ACL is measured on a collective (pooled) basis when similar risk characteristics exist.  The Company’s pools/segments are largely determined based on loan types as defined by Call Report instructions. The Company has identified and utilizes the following portfolio segments:

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

Commercial Real Estate – Commercial Real Estate loans are comprised of loans secured by various types of collateral including warehouses, retail space, and mixed-use buildings, among others, located in the Company’s primary lending area. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows, and general economic condition of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for Commercial Real Estate loans.  To a lesser degree, this segment also includes loans secured by farmland.  The risks associated with loans secured by farmland are related to the market value of the property taken as collateral and the underlying cash flows from farming operations and general economic conditions.

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

Loans that do not share risk characteristics are evaluated on an individual basis. In addition, loans evaluated individually are not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method.  The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense.  This also aligns the treatment of other tax equity investments with that allowed for low income housing tax credit (“LIHTC”) investments.  For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period.  The Company already utilizes the proportional amortization method for its LIHTC investment and is currently evaluating the impact of adopting the new guidance related to investments in other tax credit structures.  The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.        Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at June 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2023
Securities available for sale:
Agency mortgage-backed securities	$87,990	$-	$10,444	$77,546
Agency CMO	14,444	-	460	13,984
Other debt securities:
Agency notes and bonds	147,673	-	12,073	135,600
Treasury notes and bonds	82,330	-	3,268	79,062
Municipal obligations	165,719	193	16,362	149,550

Total securities available for sale	$498,156	$193	$42,607	$455,742

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,252	$4,748

Total securities held to maturity	$7,000	$-	$2,252	$4,748

December 31, 2022
Securities available for sale:
Agency mortgage-backed securities	$95,056	$-	$11,193	$83,863
Agency CMO	9,682	20	349	9,353
Other debt securities:
Agency notes and bonds	151,143	-	13,162	137,981
Treasury notes and bonds	82,646	-	3,914	78,732
Municipal obligations	168,939	177	18,226	150,890

Total securities available for sale	$507,466	$197	$46,844	$460,819

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$1,689	$5,311

Total securities held to maturity	$7,000	$-	$1,689	$5,311

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of June 30, 2023, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$54,694	$53,517	$-	$-
Due after one year through five years	196,849	181,771	-	-
Due after five years through ten years	41,689	38,651	2,000	1,371
Due after ten years	102,490	90,273	5,000	3,377
	395,722	364,212	7,000	4,748
Mortgage-backed securities and CMO	102,434	91,530	-	-

	$498,156	$455,742	$7,000	$4,748

Information pertaining to investment securities with gross unrealized losses at June 30, 2023, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

June 30, 2023:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	2	$929	$47
Agency CMO	3	8,421	125
Agency notes and bonds	6	10,604	167
Treasury notes and bonds	4	5,320	176
Muncipal obligations	54	26,291	315
Total less than twelve months	69	51,565	830

Continuous loss position more than twelve months:
Agency mortgage-backed securities	95	76,617	10,397
Agency CMO	24	5,563	335
Agency notes and bonds	54	123,746	11,906
Treasury notes and bonds	25	73,744	3,092
Muncipal obligations	189	101,746	16,047
Total more than twelve months	387	381,416	41,777

Total securities available for sale	456	$432,981	$42,607

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$4,748	$2,252
Total more than twelve months	4	4,748	2,252

Total held to maturity	4	$4,748	$2,252

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At June 30, 2023, management concluded that in all instances, securities with fair values less than carrying value were due to market and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to changes in interest rates and other market factors. Accordingly, no credit loss provision was recorded in earnings for the three and six months ended June 30, 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2023, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 9.0% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  At June 30, 2023, the corporate notes classified as held to maturity in a loss position had depreciated approximately 32.2% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. As of January 1, 2023 and June 30, 2023, the Company estimated the expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at June 30, 2023, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three and six months ended June 30, 2023, the Company recognized gross gains of $78,000 and gross losses of $92,000 on sales of available for sale securities and time deposits.  There were no sales of investment securities or time deposits during the three and six months ended June 30, 2022.

Certain debt securities available for sale were pledged to secure public fund deposits and advances through the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”) at June 30, 2023 and December 31, 2022.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended June 30, 2023 and 2022, the Company recognized unrealized losses of $92,000 and $99,000, respectively, on this equity investment.  During the six months ended June 30, 2023, the Company recognized an unrealized gain of $45,000, on this equity investment. During the six months ended June 30, 2022, the Company recognized an unrealized loss of $36,000 on this equity investment.  At both June 30, 2023 and December 31, 2022, the equity investment had a fair value of $1.5 million and is included in other assets on the consolidated balance sheets.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At June 30, 2023 and December 31, 2022, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the limited partnership investment at June 30, 2023 and December 31, 2022 was $630,000 and $780,000, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the three and six months ended June 30, 2023 or 2022.

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

(Unaudited)

(4 – continued)

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors.  New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000.  Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property.  In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and ACL analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.  At June 30, 2023 all of the Bank’s loans evaluated on an individual basis were considered collateral dependent.

At June 30, 2023, the balance of foreclosed real estate included $63,000 of residential real estate properties where physical possession had been obtained.  The Company held no foreclosed real estate at December 31, 2022. At June 30, 2023 and December 31, 2022, the amortized cost basis in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $416,000 and $104,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Loans at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
		(As reclassified)

1-4 Family Residential Mortgage	$128,216	$116,269
Home Equity and Second Mortgage	57,401	57,872
Multifamily Residential	39,331	38,973
1-4 Family Residential Construction	17,657	16,575
Other Construction, Development and Land	57,542	47,632
Commercial Real Estate	169,310	161,362
Commercial Business	65,055	68,066
Other Consumer	54,727	56,768
Principal loan balance	589,239	563,517

Deferred loan origination fees and costs, net	1,220	1,213
Allowance for credit losses	(7,515)	(6,772)

Loans, net	$582,944	$557,958

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at June 30, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Other
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	Consumer	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$128,216	$57,401	$39,331	$17,657	$57,542	$169,310	$65,055	$54,727	$589,239

Net deferred loan origination fees and costs	129	1,231	(14)	-	(7)	(108)	(11)	-	1,220

Amortized cost basis in loans	$128,345	$58,632	$39,317	$17,657	$57,535	$169,202	$65,044	$54,727	$590,459

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the three and six months ended June 30, 2023 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Other
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	Consumer	Total
	(In thousands)
ACL on Loans:

Changes in the ACL on Loans for the three months ended June 30, 2023

Beginning balance	$1,414	$366	$381	$187	$489	$2,190	$1,084	$1,212	$7,323
Provision for credit losses	69	6	233	(16)	(29)	(174)	510	(249)	350
Charge-offs	(29)	(9)	-	-	-	-	(33)	(164)	(235)
Recoveries	15	-	-	-	-	-	3	59	77

Ending balance	$1,469	$363	$614	$171	$460	$2,016	$1,564	$858	$7,515

Changes in the ACL on Loans for the six months ended June 30, 2023

Beginning balance, prior to adoption of ASC 326	$1,036	$531	$346	$206	$587	$2,029	$1,156	$881	$6,772
Impact of adopting ASC 326	423	(26)	(3)	(9)	13	(130)	(142)	435	561
Provision for credit losses	26	(133)	271	(26)	(140)	117	730	(302)	543
Charge-offs	(31)	(9)	-	-	-	-	(188)	(282)	(510)
Recoveries	15	-	-	-	-	-	8	126	149

Ending balance	$1,469	$363	$614	$171	$460	$2,016	$1,564	$858	$7,515

Accrued interest on loans of $1.9 million at June 30, 2023, is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of June 30, 2023:

	Real			ACL
	Estate	Other	Total	Allocation

1-4 Family Residential Mortgage	$1,718	$-	$1,718	$12
Home Equity and Second Mortgage	539	-	539	-
Multifamily Residential	-	-	-	-
1-4 Family Residential Construction	-	-	-	-
Other Construction, Development and Land	52	-	52	-
Commercial Real Estate	1,102	-	1,102	-
Commercial Business	-	156	156	-
Other Consumer	-	-	-	-
	$3,411	$156	$3,567	$12

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest.  The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of June 30, 2023:

			Loans 90+ Days	Total
	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL (1)	Nonaccrual	Still Accruing	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,143	$1,182	$-	$1,182
Home Equity and Second Mortgage	270	270	-	270
Multifamily Residential	-	-	-	-
1-4 Family Residential Construction	-	-	-	-
Other Construction, Development and Land	52	52	-	52
Commercial Real Estate	21	21	-	21
Commercial Business	-	-	-	-
Other Consumer	-	-	-	-

Total	$1,486	$1,525	$-	$1,525

(1) Includes nonaccrual loans with no ACL and are also included in Total Nonaccrual loans of $1,525.

No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2023.

The following table presents the aging of the amortized cost basis in loans at June 30, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,418	$260	$673	$2,351	$125,994	$128,345
Home Equity and Second Mortgage	354	292	-	646	57,986	58,632
Multifamily Residential	-	-	-	-	39,317	39,317
1-4 Family Residential Construction	-	-	-	-	17,657	17,657
Other Construction, Development and Land	-	50	52	102	57,433	57,535
Commercial Real Estate	-	58	-	58	169,144	169,202
Commercial Business	-	-	-	-	65,044	65,044
Other Consumer	251	46	-	297	54,430	54,727

Total	$2,023	$706	$725	$3,454	$587,005	$590,459

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Occasionally, the Company modifies loans to borrowers in financial distress. During the three and six months ended June 30, 2023, no material loans to borrowers experiencing financial distress were modified. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three and six months ended June 30, 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of June 30, 2023 and December 31, 2022.

There were no TDRs that were restructured during the three or six months ended June 30, 2022.  There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three or six months ended June 30, 2022.  There were no TDRs modified within the previous 12 months for which there was a subsequent payment default during the three or six months ended June 30, 2022.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Mortgage
Pass	$20,860	$32,773	$29,299	$7,516	$9,985	$26,023	$-	$126,456
Special Mention	-	-	-	-	-	171	-	171
Substandard	-	-	36	-	267	233	-	536
Doubtful	-	-	179	83	-	920	-	1,182
	$20,860	$32,773	$29,514	$7,599	$10,252	$27,347	$-	$128,345

Current period gross write-offs	$-	$-	$2	$-	$-	$29	$-	$31

Home Equity and Second Mortgage
Pass	$2,114	$4,855	$573	$260	$232	$384	$49,675	$58,093
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	269	269
Doubtful	-	-	-	-	270	-	-	270
	$2,114	$4,855	$573	$260	$502	$384	$49,944	$58,632

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$9	$9

Multifamily Residential
Pass	$1,555	$10,647	$9,903	$8,071	$4,438	$4,703	$-	$39,317
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$1,555	$10,647	$9,903	$8,071	$4,438	$4,703	$-	$39,317

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Construction
Pass	$3,742	$9,628	$3,112	$634	$-	$541	$-	$17,657
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$3,742	$9,628	$3,112	$634	$-	$541	$-	$17,657

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Other Construction, Development and Land
Pass	$12,701	$28,853	$8,322	$2,814	$1,291	$3,452	$-	$57,433
Special Mention	-	-	-	-	-	50	-	50
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	52	-	52
	$12,701	$28,853	$8,322	$2,814	$1,291	$3,554	$-	$57,535

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$9,505	$40,875	$31,176	$21,547	$18,963	$42,806	$2,139	$167,011
Special Mention	-	-	-	401	424	64	199	1,088
Substandard	-	-	-	235	-	847	-	1,082
Doubtful	-	-	-	-	-	21	-	21
	$9,505	$40,875	$31,176	$22,183	$19,387	$43,738	$2,338	$169,202

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Business
Pass	$8,467	$16,581	$12,326	$6,275	$5,997	$4,084	$10,816	$64,546
Special Mention	-	30	20	54	166	3	69	342
Substandard	-	-	-	-	45	-	111	156
Doubtful	-	-	-	-	-	-	-	-
	$8,467	$16,611	$12,346	$6,329	$6,208	$4,087	$10,996	$65,044

Current period gross write-offs	$-	$154	$2	$26	$-	$6	$-	$188

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
Other Consumer
Pass	$13,350	$17,963	$10,222	$3,868	$1,610	$5,853	$1,802	$54,668
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	59	59
Doubtful	-	-	-	-	-	-	-	-
	$13,350	$17,963	$10,222	$3,868	$1,610	$5,853	$1,861	$54,727

Current period gross write-offs	$-	$49	$85	$17	$23	$45	$63	$282

Total Loans
Pass	$72,294	$162,175	$104,933	$50,985	$42,516	$87,846	$64,432	$585,181
Special Mention	-	30	20	455	590	288	268	1,651
Substandard	-	-	36	235	312	1,080	439	2,102
Doubtful	-	-	179	83	270	993	-	1,525
	$72,294	$162,205	$105,168	$51,758	$43,688	$90,207	$65,139	$590,459

Current period gross write-offs	$-	$203	$89	$43	$23	$80	$72	$510

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
Changes in Allowance for Loan Losses for the three months ended June 30, 2022
Beginning balance	$1,228	$235	$387	$1,927	$994	$517	$957	$6,245
Provisions for loan losses	32	6	109	64	(106)	14	81	200
Charge-offs	-	-	-	-	(9)	-	(127)	(136)
Recoveries	5	-	-	-	9	2	69	85

Ending balance	$1,265	$241	$496	$1,991	$888	$533	$980	$6,394

Changes in Allowance for Loan Losses for the six months ended June 30, 2022
Beginning balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083
Provisions for loan losses	81	7	93	107	15	4	68	375
Charge-offs	-	-	-	-	(9)	-	(201)	(210)
Recoveries	10	-	-	-	9	2	125	146

Ending balance	$1,265	$241	$496	$1,991	$888	$533	$980	$6,394

At June 30, 2022 and December 31, 2022, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  As part of their analysis of qualitative factors, management considers the changes and trends in the following: Peer Data, Underwriting Standards, Economic Conditions, Past Due Loans, Collateral and Other Internal and External Factors.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of June 30, 2022 and for the three and six months ended June 30, 2022.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three and six month periods ended June, 2022:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased groups of loans, some of which have experienced more than insignificant credit deterioration since origination.  An ACL for PCD loans is determined using the same methodology as other loans held for investment.  Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for as purchased credit impairment (“PCI”) loans under ASC 310-30 and will continue to account for these pools as a unit of account.  Loans are only removed from the existing pools if they are written off, paid off or sold.  Upon adoption of ASC 326, the ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis will be amortized into interest income over the remaining life of the pool.  Changes to the ACL after adoption are recorded through the provision for credit losses.  The carrying amount of PCD loans at June 30, 2023 and December 31, 2022 was $239,000 and $244,000, respectively.  There was no ACL related to PCD loans at June 30, 2023 and December 31, 2022.

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded an ACL for unfunded commitments of $131,000 in conjunction with the Company’s adoption of ASU 2016-13 on January 1, 2023.  The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three and six months ended June 30, 2023.

5.        Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At June 30, 2023 and December 31, 2022, the balance of the Bank’s investment was $2.0 million and $2.2 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $216,000 at June 30, 2023 and December 31, 2022 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During the three month periods ended June 30, 2023 and 2022, the Bank recognized amortization expense of $82,000 and $89,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended June 30, 2023 and 2022, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $104,000 and $105,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the six month periods ended June 30, 2023 and 2022, the Bank recognized amortization expense of $170,000 and $177,000, respectively, which was included as a component of income tax expense on the consolidated statements of income.  Additionally, during the six month periods ended June 30, 2023 and 2022, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $208,000 and $211,000, respectively, which was included in income tax expense on the consolidated statements of income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.        Renewable Energy Tax Credit Investment

On April 21, 2023, the Bank entered into an agreement to invest in investment tax credits generated by a solar energy producing facility through a limited liability company.  At June 30, 2023, the balance of the Bank’s investment was $2.0 million, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the solar energy tax credit investment was $1.9 million at June 30, 2023 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made by December 31, 2023.  In addition, in order to facilitate the loan to be obtained by the entity constructing the qualified solar energy producing facility, the Bank has obtained a $2.0 million standby letter of credit through the FHLB for the Bank’s total committed investment.  The letter of credit was issued June 2, 2023 and expires April 30, 2024.

7.        Borrowed Funds

At June 30, 2023, the Company had $13.0 million in borrowings outstanding from the Federal Reserve.  The Company had no outstanding borrowings at December 31, 2022.  The Company had no borrowings during the three and six month periods ended June 30, 2022.

During the three-month period ended June 30, 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days. The following table sets forth information on the short-term FHLB advances during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Variable-rate advances
Maximum balance at any month end	$-	$-	$-	$-
Average balance	357	-	179	-
Period end balance	-	-	-	-

Weighted average interest rate (annualized):
At end of period	-	-	-	-
During the period	5.37%	-	5.37%	-

Fixed-rate bullet advances
Maximum balance at any month end	$15,000	$-	$15,000	$-
Average balance	4,192	-	2,096	-
Period end balance	-	-	-	-

Weighted average interest rate (annualized):
At end of period	-	-	-	-
During the period	5.11%	-	5.11%	-

FHLB advances are secured under a blanket collateral agreement. At June 30, 2023, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for FHLB advances was $47.0 million and $35.2 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

On March 12, 2023, the Federal Reserve created the BTFP to make additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. agency notes and bonds and borrowed $13.0 million from the BTFP at a fixed rate of 4.99% for a one-year period on May 19, 2023. Upon receipt of this funding from the BTFP, the Company repaid all outstanding advances from the FHLB. At June 30, 2023, the pledged securities had a par value of $50.9 million and a carrying value of $46.8 million.

8.       Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Dollars in thousands, except per share data)

Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,726	$2,710	$6,542	$5,237

Shares:
Weighted average common shares outstanding	3,344,063	3,350,745	3,348,817	3,350,745

Net income attributable to First Capital, Inc. per common share, basic	$0.82	$0.81	$1.95	$1.56

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,726	$2,710	$6,542	$5,237

Shares:
Weighted average common shares outstanding	3,344,063	3,350,745	3,348,817	3,350,745
Add: Dilutive effect of restricted stock	-	-	-	-

Weighted average common shares outstanding, as adjusted	3,344,063	3,350,745	3,348,817	3,350,745

Net income attributable to First Capital, Inc. per common share, diluted	$0.82	$0.81	$1.95	$1.56

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  Restricted shares totaling 11,700 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2023.  Restricted shares totaling 22,350 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three-month and six-month periods ended June 30, 2022.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.        Stock-Based Compensation Plan

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

At June 30, 2023, 162,800 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model.  Expected volatilities are based on historical volatility of the Company's stock.  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  As of June 30, 2023, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2023 amounted to $61,000 and $145,000, respectively. Compensation expense related to restricted stock recognized for the three-month and six-month periods ended June 30, 2022 amounted to $98,000 and $196,000, respectively. The total income tax benefit related to stock-based compensation was $14,000 and $34,000, respectively, for the three-month and six-month periods ended June 30, 2023.  The total income tax benefit related to stock-based compensation was $23,000 and $47,000, respectively, for the three-month and six-month periods ended June 30, 2022.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of June 30, 2023 and changes during the six-month period then ended is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2023	12,550	$57.07
Granted	-	-
Vested	-	-
Forfeited	850	56.76
Nonvested at June 30, 2023	11,700	$57.09

There were no restricted shares that vested during the six-month periods ended June 30, 2023 or 2022.  At June 30, 2023, there was $356,000 of unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over a weighted average period of 1.8 years.

10.      Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash payments for:
Interest	$2,701	$538
Taxes (net of refunds received)	1,794	1,357

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$72	$-

11.      Fair Value Measurements

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

(11 – continued)

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2023 and December 31, 2022.  The Company had no liabilities measured at fair value as of June 30, 2023 or December 31, 2022.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2023
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$77,546	$-	$77,546
Agency CMO	-	13,984	-	13,984
Agency notes and bonds	-	135,600	-	135,600
Treasury notes and bonds	-	79,062	-	79,062
Municipal obligations	-	149,550	-	149,550
Total securities available for sale	$-	$455,742	$-	$455,742

Equity securities	$1,512	$-	$-	1,512

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Mortgage	$-	$-	$27	$27
Total collateral dependent loans	$-	$-	$27	$27

Foreclosed real estate:
1-4 Family Residential Mortgage	$-	$-	$63	$63
Total foreclosed real estate	$-	$-	$63	$63

December 31, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$83,863	$-	$83,863
Agency CMO	-	9,353	-	9,353
Agency notes and bonds	-	137,981	-	137,981
Treasury notes and bonds	-	78,732	-	78,732
Municipal obligations	-	150,890	-	150,890
Total securities available for sale	$-	$460,819	$-	$460,819

Equity securities	$1,467	$-	$-	1,467

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At  June 30, 2023 and  December 31, 2022 , the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

At June 30, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral of 30%. The Company recognized provisions for credit losses on collateral dependent impaired loans of $40,000 for the six months ended June 30, 2023.  The Company did not recognize any provisions for credit losses on collateral dependent impaired loans for the three months ended June 30, 2023. The Company recognized a reduction in provisions for loan losses of $3,000 and $4,000 for collateral dependent impaired loans for the three and six months ended June 30, 2022, respectively.

Foreclosed Real Estate. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2023, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property of 9%. At December 31, 2022, the Company held no foreclosed real estate.  The Company did not recognize any losses to write down foreclosed real estate for the three and six months ended June 30, 2023 and 2022.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month periods ended June 30, 2023 and 2022.  There were no transfers into or out of the Company’s Level 3 financial assets for the three-month periods ended June 30, 2023 and 2022.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2023:
Financial assets:
Cash and cash equivalents	$47,471	$47,471	$47,471	$-	$-
Interest-bearing time deposits	4,654	4,597	-	4,597	-
Securities available for sale	455,742	455,742	-	455,742	-
Securities held to maturity	7,000	4,748	-	4,748	-
Loans held for sale	996	1,005	-	1,005	-
Loans, net	582,944	578,635	-	-	578,635
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,336	4,336	-	4,336	-
Equity securities (included in other assets)	1,512	1,512	1,512	-	-

Financial liabilities:
Deposits	1,042,441	1,040,115	-	-	1,040,115
Borrowed funds	13,000	13,000		13,000
Accrued interest payable	705	705	-	705	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$66,298	$66,298	$66,298	$-	$-
Interest-bearing time deposits	3,677	3,638	-	3,638	-
Securities available for sale	460,819	460,819	-	460,819	-
Securities held to maturity	7,000	5,311	-	5,311	-
Loans held for sale	793	803	-	803	-
Loans, net	557,958	554,634	-	-	554,634
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,285	4,285	-	4,285	-
Equity securities (included in other assets)	1,467	1,467	1,467	-	-

Financial liabilities:
Deposits	1,060,396	1,058,122	-	-	1,058,122
Accrued interest payable	123	123	-	123	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at June 30, 2023 and December 31, 2022 represent an approximation of exit price, but an actual exit price may differ.

12.      Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In thousands)

Service charges on deposit accounts	$578	$543	$1,140	$1,052
ATM and debit card fees	1,141	1,066	2,228	2,073
Investment advisory income	19	118	31	240
Other	31	30	64	62
Revenue from contracts with customers	1,769	1,757	3,463	3,427

Net (loss) gains on loans and investments	(2)	116	221	514
Increase in cash value of life insurance	66	63	111	113
Other	30	29	59	58
Other noninterest income	94	208	391	685

Total noninterest income	$1,863	$1,965	$3,854	$4,112

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12 – continued)

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

13.      Captive Subsidiary

As described in Note 1, the Company has a wholly-owned insurance subsidiary providing property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.  On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may result in the Captive being considered a listed transaction.  The proposed regulations include the possibility of material tax expense to the consolidated group if finalized in their current form.  However, the final regulations have not been published and as such management cannot reasonably estimate or determine the potential tax liability as of June 30, 2023.  Management continues to evaluate the proposed regulations but believes that upon issuance of the final regulations, the ultimate outcome will be the winding down and closure of the Captive beginning when the current policy period ends in August 2023 with final closure occurring in December 2023.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Financial Condition

Total assets were $1.15 billion at both December 31, 2022 and June 30, 2023.

Net loans receivable (excluding loans held for sale) increased $24.9 million from $558.0 million at December 31, 2022 to $582.9 million at June 30, 2023.  1-4 family residential mortgage, other construction, development and land and commercial real estate loan increases of $11.9 million, $9.9 million and $7.9 million, respectively, were partially offset by decreases of $3.0 million and $2.0 million in commercial business and consumer loans, respectively, during the six months ended June 30, 2023.

Cash and cash equivalents decreased from $66.3 million at December 31, 2022 to $47.5 million at June 30, 2023 as management utilized liquidity to fund loan growth and the Bank experienced deposit outflows.

Securities available for sale decreased $5.1 million from $460.8 million at December 31, 2022 to $455.7 million at June 30, 2023.  Purchases of $20.1 million of securities classified as available for sale were made during the six months ended June 30, 2023 and consisted primarily of municipal bonds, U.S. government agency notes and bonds and mortgage-backed securities.  Principal payments and maturities of available for sale securities totaled $7.9 million and $9.9 million, respectively, during the six months ended June 30, 2023.  Municipal bonds, U.S. government agency notes and bonds and CMO’s totaling $10.8 million were sold during the six months ended June 30, 2023.  There was also an unrealized gain of $4.2 million on the securities available for sale portfolio during the period ended June 30, 2023 due primarily to decreasing market interest rates during the period.

Total deposits decreased from $1.06 billion at December 31, 2022 to $1.04 billion at June 30, 2023.  Noninterest-bearing checking accounts, interest-bearing checking accounts, and savings accounts decreased $21.0 million, $14.1 million and $27.5 million, respectively, during the six months ended June 30, 2023, while time deposits increased $44.6 million during the period. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

At June 30, 2023, the Company had $13.0 million in borrowings outstanding from the Federal Reserve Bank under the BTFP.  There were no borrowed funds outstanding at December 31, 2022.  During the six-month period ended June 30, 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB and the BTFP in order to meet daily liquidity requirements and to fund growth in earning assets.

On March 12, 2023, the Federal Reserve created the BTFP to provide additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. agency notes and bonds and borrowed $13.0 million from the BTFP at a fixed rate of 4.99% for a one-year period on May 19, 2023. Upon receipt of this funding from the BTFP, the Company repaid all outstanding advances from the FHLB. At June 30, 2023, the pledged securities had a par value of $50.9 million and a carrying value of $46.8 million.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total stockholders' equity attributable to the Company increased from $85.2 million at December 31, 2022 to $92.2 million at June 30, 2023, due to a $3.2 million net unrealized gain on available for sale securities and a $4.2 million increase in retained net income.  The net unrealized gain on available for sale securities during the period is primarily due to decreases in market interest rates.

Results of Operations

Net income for the six-month periods ended June 30, 2023 and 2022.  Net income attributable to the Company was $6.5 million ($1.95 per diluted share) for the six months ended June 30, 2023 compared to $5.2 million ($1.56 per diluted share) for the six months ended June 30, 2022.

Net income for the three-month periods ended June 30, 2023 and 2022.  Net income attributable to the Company was $2.7 million ($0.82 per diluted share) for the three months ended June 30, 2023 compared to $2.7 million ($0.81 per diluted share) for the three months ended June 30, 2022.

Net interest income for the six-month periods ended June 30, 2023 and 2022.  Net interest income after provision for credit losses increased $2.8 million for the six months ended June 30, 2023 compared to the same period in 2022.

Total interest income increased $5.7 million for the six months ended June 30, 2023 compared to the same period in 2022 due to increases in the average tax-equivalent yield on interest-earning assets from 2.77% for the six months ended June 30, 2022 to 3.81% for the six months ended June 30, 2023.  The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.48% for the six months ended June 30, 2023 compared to 4.45% for the same period in 2022.

Total interest expense increased $2.8 million for the six months ended June 30, 2023 compared to the same period in 2022 as the average cost of interest-bearing liabilities increased from 0.13% for the six months ended June 30, 2022 to 0.82% for the same period in 2023.  The increase in the average cost of interest-bearing liabilities was partially offset by a decrease in the average balance of interest-besaring liabilities from $808.1 million for the six months ended June 30, 2022 to $801.1 million for the six months ended June 30, 2023.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent interest rate spread increased from 2.64% for the six months ended June 30, 2022 to 2.99% for the six months ended June 30, 2023.

Net interest income for the three-month periods ended June 30, 2023 and 2022.  Net interest income after provision for credit losses increased $531,000 for the three months ended June 30, 2023 as compared to the same period in 2022.

Total interest income increased $2.7 million when comparing the periods due to an increase in the average tax-equivalent yield on interest-earning assets from 2.86% for the second quarter of 2022 to 3.88% for the second quarter of 2023.  This was partially offset by a decrease in the average balance of interest-earning assets from $1.14 billion for the second quarter of 2022 to $1.12 billion for the second quarter of 2023.  The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.56% for the second quarter of 2023 compared to 4.47% for the same period in 2022.

Total interest expense increased $2.0 million when comparing the periods due to an increase in the average cost of interest-bearing liabilities from 0.13% for the second quarter of 2022 to 1.12% for the second quarter of 2023, partially offset by a decrease in the average balance of interest-bearing liabilities from $816.6 million for the second quarter of 2022 to $813.9 million for the second quarter of 2023.  The Company had outstanding borrowings from the FHLB and the Federal Reserve Bank’s BTFP during the quarter ended June 30, 2023 with an average balance of $10.6 million and an average rate of 5.09%.  There were no outstanding borrowed funds during 2022.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent interest rate spread increased from 2.73% for the quarter ended June 30, 2022 to 2.76% for the same period in 2023.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Provision for credit losses.  Based on management’s analysis of the ACL, the provision for credit losses was $543,000 for the six-month period ended June 30, 2023 compared to a $375,000 provision for loan losses for the same period in 2022 under the incurred loss model.  The provision for credit losses was higher in 2023 compared to 2022 due to growth in the loan portfolio and an increase in net charge-offs. The Bank recognized net charge-offs of $361,000 for the six months ended June 30, 2023 compared to $64,000 for the same period in 2022.  The provision for credit losses was $350,000 for the three-month period ended June 30, 2023 compared to a $200,000 provision for loan losses for the same period in 2022 under the incurred loss model.  The provision for credit losses was higher in 2023 compared to 2022 due to growth in the loan portfolio and an increase in net charge-offs.  The Bank recognized net charge-offs of $158,000 and $51,000 for the quarters ended June 30, 2023 and 2022, respectively.

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

The ACL on loans was $7.5 million at June 30, 2023 and the allowance for loan losses was $6.8 million at December 31, 2022.  At June 30, 2023 and December 31, 2022, nonperforming loans amounted to $1.5 million and $1.4 million, respectively.

Noninterest income for the six-month periods ended June 30, 2023 and 2022.  Noninterest income decreased $258,000 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to decreases in gains on the sale of loans and commission and fee income of $360,000 and 209,000, respectively.  This was partially offset by increases in ATM and debit card fees and service charges on deposit accounts of $155,000 and $88,000, respectively.  The six months ended June 30, 2023 also included a $45,000 unrealized gain on equity securities compared to a $36,000 unrealized loss on equity securities during the same period in 2022.

Noninterest income for the three-month periods ended June 30, 2023 and 2022.  Noninterest income decreased $102,000 for the quarter ended June 30, 2023 as compared to the same period in 2022.  Gains on the sale of loans and commission and fee income decreased $111,000 and $99,000, respectively, when comparing the two periods.  These were partially offset by a $75,000 increase in ATM and debit card fees.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense for the six-month periods ended June 30, 2023 and 2022.  Noninterest expenses increased $838,000 for the six months ended June 30, 2023 as compared to the same period in 2022.  This was primarily due to increases in compensation and benefits, other expenses and data processing expenses of $446,000, $253,000 and $250,000, respectively, when comparing the two periods.  The increase in other expenses was due primarily to increases in fraud losses of $62,000, FDIC insurance premiums of $62,000 and expenses associated with various loan promotions totaling $44,000.  The increases were partially offset by a $117,000 decrease in professional fees.

Noninterest expense for the three-month periods ended June 30, 2023 and 2022. Noninterest expense increased $431,000 for the quarter ended June 30, 2023 as compared to the same period in 2022, due primarily to increases in other expenses, compensation and benefits and data processing expense of $200,000, $151,000 and $88,000, respectively.  The increase in other expenses was due primarily to increases in fraud losses of $66,000 and FDIC insurance premiums of $59,000.

Income tax expense.  Income tax expense increased $351,000 for the six months ended June 30, 2023 as compared to the same period in 2022 resulting in an effective tax rate of 15.5% for the six months ended June 30, 2023, compared to 13.9% for the same period in 2022.  Income tax expense decreased $18,000 for the second quarter of 2023 as compared to the second quarter of 2022.  As a result, the effective tax rate for the quarter ended June 30, 2023 was 13.6% compared to 14.1% for the same period in 2022.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or Federal Reserve Bank.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2023, the Bank had cash and cash equivalents of $47.5 million and securities available-for-sale with a fair value of $455.7 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank’s BTFP through the pledging of additional eligible collateral securities, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.7 million at June 30, 2023.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank had opted into the CBLR framework as of June 30, 2023 and December 31, 2022 and its CBLR was 9.56% and 9.18% as of those dates, respectively.  Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2023.  At both June 30, 2023 and December 31, 2022, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended June 30, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2023 and December 31, 2022 financial information:

	At June 30, 2023		At December 31, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$980	3.16%	$4,012	11.28%
200bp	660	2.13	2,683	7.54
100bp	341	1.10	1,345	3.78
Static	-	-	-	-
(100)bp	(93)	(0.30)	2,945	8.28
(200)bp	(265)	(0.86)	1,117	3.14
(300)bp	(512)	(1.65)	(798)	(2.25)

At June 30, 2023 and December 31, 2022, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At June 30, 2023, an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat rates scenario. At December 31, 2022, an immediate and sustained decrease in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat rates scenario, but an immediate and sustained decrease in rates of 3.00% would decrease the Company’s net interest income. During the six months ended June 30, 2023, management evaluated and adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2023 and December 31, 2022 financial information:

	At June 30, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$253,713	$17,690	7.50%	24.33%	346bp
200bp	252,948	16,925	7.17	23.60	273bp
100bp	247,506	11,483	4.87	22.48	161bp
Static	236,023	-	-	20.87	0bp
(100)bp	218,153	(17,870)	(7.57)	18.78	(209)bp
(200)bp	192,995	(43,028)	(18.23)	16.18	(469)bp
(300)bp	159,122	(76,901)	(32.58)	13.01	(786)bp

	At December 31, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

300bp	$322,611	$25,242	8.49%	30.96%	464bp
200bp	319,861	22,492	7.56	29.87	355bp
100bp	311,941	14,572	4.90	28.36	204bp
Static	297,369	-	-	26.32	0bp
(100)bp	306,021	8,652	2.91	26.36	4bp
(200)bp	271,270	(26,099)	(8.78)	22.76	(356)bp
(300)bp	227,786	(69,583)	(23.40)	18.62	(770)bp

The tables indicate that at June 30, 2023 and December 31, 2022 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates. At June 30, 2023, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point decrease in prevailing interest rates. At December 31, 2022, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates compared to decreases in the EVE in the event of sudden and sustained 200 or 300 basis point decreases in the prevailing interest rates. As previously mentioned in this report, during the six months ended June 30, 2023, management evaluated and adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.      Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2023	-	N/A	-	123,680

May 1 through May 31, 2023	7,100	$24.59	7,100	116,580

June 1 through June 30, 2023	-	N/A	-	116,580

Total	7,100	$24.59	7,100

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 11, 2023	BY:	/s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated August 11, 2023	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer