Form 10-Q
period 2023-09-30
FIRST CAPITAL INC
filed 2023-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  3,350,660 shares of common stock were outstanding as of November 3, 2023.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
	(In thousands)
ASSETS
Cash and due from banks	$18,027	$25,231
Interest bearing deposits with banks	1,222	3,820
Federal funds sold	12,181	37,247
Total cash and cash equivalents	31,430	66,298

Interest-bearing time deposits	4,165	3,677
Securities available for sale, at fair value (amortized cost $489,187 and $507,466, respectively)	440,080	460,819
Securities held to maturity, at amortized cost (fair value $4,472 and $5,311, respectively)	7,000	7,000
Loans held for sale	1,360	793
Loans, net of allowance for credit losses of $7,786 ($6,772 in 2022)	602,319	557,958
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,453	14,668
Accrued interest receivable	4,317	4,285
Cash value of life insurance	9,057	8,899
Goodwill	6,472	6,472
Core deposit intangible	269	379
Other assets	19,947	18,316

Total Assets	$1,142,705	$1,151,400

LIABILITIES
Deposits:
Noninterest-bearing	$234,324	$254,842
Interest-bearing	783,167	805,554
Total deposits	1,017,491	1,060,396

Advances - Federal Home Loan Bank ("FHLB")	15,000	-
Borrowed funds - Bank Term Funding Program ("BTFP")	13,000	-
Accrued interest payable	1,506	123
Accrued expenses and other liabilities	6,446	5,611
Total liabilities	1,053,443	1,066,130

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,803,833 shares (3,804,683 in 2022); outstanding 3,350,660 (3,371,362 in 2022)	38	38
Additional paid-in capital	41,588	41,636
Retained earnings-substantially restricted	94,899	88,465
Unearned stock compensation	(303)	(549)
Accumulated other comprehensive loss	(37,852)	(35,741)
Less treasury stock, at cost - 453,173 shares (433,321 in 2022)	(9,216)	(8,691)
Total First Capital, Inc. stockholders' equity	89,154	85,158

Noncontrolling interest in subsidiary	108	112
Total equity	89,262	85,270

Total Liabilities and Equity	$1,142,705	$1,151,400

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$8,573	$6,533	$24,282	$17,885
Securities:
Taxable	1,426	1,241	4,074	3,189
Tax-exempt	825	829	2,559	2,350
Dividends	18	5	40	14
Federal funds sold and other interest income	337	440	1,011	713
Total interest income	11,179	9,048	31,966	24,151
INTEREST EXPENSE
Deposits	2,429	390	5,578	910
Advances - FHLB	50	-	108	-
Borrowed funds - BTFP	163	-	240	-
Total interest expense	2,642	390	5,926	910
Net interest income	8,537	8,658	26,040	23,241
Provision for credit losses	290	175	833	550
Net interest income after provision for credit losses	8,247	8,483	25,207	22,691
NONINTEREST INCOME
Service charges on deposit accounts	597	618	1,737	1,670
ATM and debit card fees	1,127	1,059	3,355	3,132
Commission and fee income	15	160	46	400
Gain on sale of securities	63	-	49	-
Unrealized loss on equity securities	(131)	(229)	(86)	(265)
Gain on sale of loans	127	170	317	720
Increase in cash surrender value of life insurance	47	44	158	157
Other income	102	51	225	171
Total noninterest income	1,947	1,873	5,801	5,985
NONINTEREST EXPENSE
Compensation and benefits	3,731	3,832	11,322	10,977
Occupancy and equipment	435	462	1,328	1,385
Data processing	1,113	1,047	3,225	2,909
Professional fees	121	152	472	620
Advertising	62	62	239	203
Other expenses	1,019	1,004	2,962	2,694
Total noninterest expense	6,481	6,559	19,548	18,788
Income before income taxes	3,713	3,797	11,460	9,888
Income tax expense	572	669	1,770	1,516
Net Income	3,141	3,128	9,690	8,372
Less: net income attributable to noncontrolling interest in subsidiary	3	3	10	10
Net Income Attributable to First Capital, Inc.	$3,138	$3,125	$9,680	$8,362

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.94	$0.93	$2.89	$2.49
Diluted	$0.94	$0.93	$2.89	$2.49

Dividends per share	$0.27	$0.26	$0.81	$0.78

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)

Net Income	$3,141	$3,128	$9,690	$8,372

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period	(6,784)	(13,243)	(2,568)	(54,783)
Income tax benefit	1,355	3,080	372	12,622
Net of tax amount	(5,429)	(10,163)	(2,196)	(42,161)

Less: reclassification adjustment for realized losses included in net income	94	-	108	-
Income tax benefit	(20)	-	(23)	-
Net of tax amount	74	-	85	-

Other Comprehensive Loss, net of tax	(5,355)	(10,163)	(2,111)	(42,161)

Comprehensive Income (Loss)	(2,214)	(7,035)	7,579	(33,789)
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	10	10

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(2,217)	$(7,038)	$7,569	$(33,799)

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at July 1, 2023	$38	$41,588	$92,666	$(32,497)	$(356)	$(9,193)	$105	$92,351
Net income	-	-	3,138	-	-	-	3	3,141
Other comprehensive loss	-	-	-	(5,355)	-	-	-	(5,355)
Cash dividends	-	-	(905)	-	-	-	-	(905)
Stock compensation expense	-	-	-	-	53	-	-	53
Purchase of treasury shares	-	-	-	-	-	(23)	-	(23)

Balances at September 30, 2023	$38	$41,588	$94,899	$(37,852)	$(303)	$(9,216)	$108	$89,262

Balances at July 1, 2022	$38	$41,684	$83,553	$(30,264)	$(837)	$(8,665)	$105	$85,614
Net income	-	-	3,125	-	-	-	3	3,128
Other comprehensive loss	-	-	-	(10,163)	-	-	-	(10,163)
Cash dividends	-	-	(876)	-	-	-	-	(876)
Stock compensation expense	-	-	-	-	156	-	-	156
Purchase of treasury shares	-	-	-	-	-	(26)	-	(26)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at September 30, 2022	$38	$41,636	$85,802	$(40,427)	$(633)	$(8,691)	$108	$77,833

Balances at December 31, 2022	$38	$41,636	$88,465	$(35,741)	$(549)	$(8,691)	$112	$85,270
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)	-	-	(529)	-	-	-	-	(529)
Balances at January 1, 2023 (as adjusted)	38	41,636	87,936	(35,741)	(549)	(8,691)	112	84,741

Net income	-	-	9,680	-	-	-	10	9,690
Other comprehensive loss	-	-	-	(2,111)	-	-	-	(2,111)
Cash dividends	-	-	(2,717)	-	-	-	(14)	(2,731)
Stock compensation expense	-	-	-	-	198	-	-	198
Purchase of treasury shares	-	-	-	-	-	(525)	-	(525)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at September 30, 2023	$38	$41,588	$94,899	$(37,852)	$(303)	$(9,216)	$108	$89,262

Balances at January 1, 2022	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940
Net income	-	-	8,362	-	-	-	10	8,372
Other comprehensive loss	-	-	-	(42,161)	-	-	-	(42,161)
Cash dividends	-	-	(2,630)	-	-	-	(14)	(2,644)
Stock compensation expense	-	-	-	-	352	-	-	352
Purchase of treasury shares	-	-	-	-	-	(26)	-	(26)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at September 30, 2022	$38	$41,636	$85,802	$(40,427)	$(633)	$(8,691)	$108	$77,833

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$9,690	$8,372
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,210	1,571
Depreciation and amortization expense	767	809
Deferred income taxes	(264)	(40)
Stock compensation expense	198	352
Increase in cash value of life insurance	(158)	(157)
Gain on sale of securities	(49)	-
Provision for credit losses	833	550
Proceeds from sales of loans	23,799	41,655
Loans originated for sale	(24,049)	(39,834)
Gain on sale of loans	(317)	(720)
Amortization of tax credit investments	1,249	266
Unrealized loss on equity securities	86	265
Net realized and unrealized gain on foreclosed real estate	-	(15)
Increase in accrued interest receivable	(32)	(284)
Increase (decrease) in accrued interest payable	1,383	(23)
Net change in other assets/liabilities	(1,140)	(368)
Net Cash Provided By Operating Activities	13,206	12,399

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time deposits	(488)	2,385
Purchase of securities available for sale	(32,839)	(87,346)
Purchase of securities held to maturity	-	(5,000)
Proceeds from maturities of securities available for sale	17,630	5,361
Proceeds from sales of securities available for sale	20,202	-
Principal collected on mortgage-backed obligations	11,971	17,687
Proceeds from sale of equity securities	156	-
Net increase in loans receivable	(45,819)	(58,844)
Investment in tax credit entities	(148)	-
Investment in technology fund	(200)	(100)
Proceeds from sale of foreclosed real estate	64	39
Proceeds from redemption of Federal Home Loan Bank stock	-	152
Purchase of premises and equipment	(442)	(323)
Net Cash Used In Investing Activities	(29,913)	(125,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(42,905)	27,537
Net increase in FHLB advances	15,000	-
Increase in BTFP borrowed funds	13,000	-
Purchase of treasury stock	(502)	-
Taxes paid on stock award shares for employees	(23)	(26)
Dividends paid	(2,731)	(2,644)
Net Cash (Used In) Provided By Financing Activities	(18,161)	24,867

Net Decrease in Cash and Cash Equivalents	(34,868)	(88,723)
Cash and cash equivalents at beginning of period	66,298	172,509
Cash and Cash Equivalents at End of Period	$31,430	$83,786

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the financial holding company for First Harrison Bank (“Bank”), an Indiana chartered commercial bank and wholly owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio.  First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio.  FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace.  Refer to Note 13 – Captive Subsidiary for detail regarding the status of the Captive.  Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that is currently inactive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2023, and the results of operations for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs.  The Company grants real estate mortgage, commercial business and consumer loans. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.  Accrued interest receivable on loans totaled $2.1 million at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

Accrued interest receivable on AFS debt securities totaled $2.1 million at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

ACL – Held To Maturity Debt Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities totaled $18,000 at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. The held to maturity securities portfolio includes subordinated debt obligations issued by other bank holding companies.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption and as of September 30, 2023, the estimated reserve was immaterial.

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

1–4 Family Residential Construction – 1–4 Family Residential Construction loans are generally secured by 1-4 family residences that will be owner-occupied upon completion. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2 – continued)

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method.  The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense.  This also aligns the treatment of other tax equity investments with that allowed for low income housing tax credit (“LIHTC”) investments.  For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period.  The Company already utilized the proportional amortization method for its LIHTC investment and early adopted ASU 2023-02 in conjunction with its initial investment in an investment tax credit producing solar property described in more detail in Note 6 – Renewable Energy Tax Credit Investment.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at September 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

September 30, 2023
Securities available for sale:
Agency mortgage-backed securities	$84,385	$-	$12,312	$72,073
Agency CMO	23,439	-	624	22,815
Other debt securities:
Agency notes and bonds	147,195	-	12,203	134,992
Treasury notes and bonds	76,527	-	2,813	73,714
Municipal obligations	157,641	2	21,157	136,486

Total securities available for sale	$489,187	$2	$49,109	$440,080

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,528	$4,472

Total securities held to maturity	$7,000	$-	$2,528	$4,472

December 31, 2022
Securities available for sale:
Agency mortgage-backed securities	$95,056	$-	$11,193	$83,863
Agency CMO	9,682	20	349	9,353
Other debt securities:
Agency notes and bonds	151,143	-	13,162	137,981
Treasury notes and bonds	82,646	-	3,914	78,732
Municipal obligations	168,939	177	18,226	150,890

Total securities available for sale	$507,466	$197	$46,844	$460,819

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$1,689	$5,311

Total securities held to maturity	$7,000	$-	$1,689	$5,311

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of September 30, 2023, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$65,774	$64,401	$-	$-
Due after one year through five years	177,859	163,024	-	-
Due after five years through ten years	45,517	41,252	2,000	1,291
Due after ten years	92,213	76,515	5,000	3,181
	381,363	345,192	7,000	4,472
Mortgage-backed securities and CMO	107,824	94,888	-	-

	$489,187	$440,080	$7,000	$4,472

Information pertaining to investment securities with gross unrealized losses at September 30, 2023, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

September 30, 2023:
Securities available for sale:
Continuous loss position less than twelve months:
Agency CMO	7	$17,601	$246
Agency notes and bonds	6	5,210	108
Muncipal obligations	124	58,212	4,680
Total less than twelve months	137	81,023	5,034

Continuous loss position more than twelve months:
Agency mortgage-backed securities	97	72,073	12,312
Agency CMO	23	5,214	378
Agency notes and bonds	55	129,035	12,095
Treasury notes and bonds	27	73,714	2,813
Muncipal obligations	135	76,541	16,477
Total more than twelve months	337	356,577	44,075

Total securities available for sale	474	$437,600	$49,109

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$4,472	$2,528
Total more than twelve months	4	4,472	2,528

Total held to maturity	4	$4,472	$2,528

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At September 30, 2023, management concluded that in all instances, securities with fair values less than carrying value were due to market and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to changes in interest rates and other market factors. Accordingly, no credit loss provision was recorded in earnings for the three and nine months ended September 30, 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At September 30, 2023, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 10.1% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  At September 30, 2023, the corporate notes classified as held to maturity in a loss position had depreciated approximately 36.1% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. As of January 1, 2023 and September 30, 2023, the Company estimated the expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at September 30, 2023, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three months ended September 30, 2023, the Company recognized gross gains of $1,000 and gross losses of $95,000 on sales of available for sale securities.  During the nine months ended September 30, 2023 the Company recognized gross gains of $79,000 and gross losses of $187,000 on sales of available for sale securities and time deposits.  There were no sales of available for sale securities or time deposits during the three and nine months ended September 30, 2022.

Certain debt securities available for sale were pledged to secure public fund deposits and advances through the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”) at September 30, 2023 and December 31, 2022.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended September 30, 2023 and 2022, the Company recognized unrealized losses of $131,000 and $229,000, respectively, on this equity investment.  During the nine months ended September 30, 2023 and 2022, the Company recognized unrealized losses of $86,000 and $265,000, respectively, on this equity investment. At September 30, 2023 and December 31, 2022, the equity investment had a fair value of $1.4 million and $1.5 million, respectively, and is included in other assets on the consolidated balance sheets.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At September 30, 2023 and December 31, 2022, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the limited partnership investment at September 30, 2023 and December 31, 2022 was $580,000 and $780,000, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the three and nine months ended September 30, 2023 or 2022.

In December 2015, the Company acquired Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary, Peoples Bank of Bullitt County (“Peoples”), headquartered in Shepherdsville, Kentucky.  Peoples owned Class B shares of VISA that were carried at an amortized costs basis of zero and were subsequently transferred to the Company.  During the three and nine months ended September 30, 2023, the Company sold all the VISA Class B shares owned for a gross gain of $157,000.  There were no such sales during the three and nine months ended September 30, 2022.

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

(4 – continued)

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors.  New appraisals are generally obtained for all significant properties when a loan is identified as impaired, and a property is considered significant if the value of the property is estimated to exceed $200,000.  Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property.  In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment and ACL analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.  At September 30, 2023 all of the Bank’s loans evaluated on an individual basis were considered collateral dependent.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The Company held no foreclosed real estate at either September 30, 2023 or December 31, 2022. At September 30, 2023 and December 31, 2022, the amortized cost basis in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $276,000 and $104,000, respectively.

Loans at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
		(As reclassified)

1-4 Family Residential Mortgage	$132,662	$116,269
Home Equity and Second Mortgage	59,815	57,872
Multifamily Residential	40,168	38,973
1-4 Family Residential Construction	15,936	16,575
Other Construction, Development and Land	66,629	47,632
Commercial Real Estate	171,151	161,362
Commercial Business	65,905	68,066
Other Consumer	56,659	56,768
Principal loan balance	608,925	563,517

Deferred loan origination fees and costs, net	1,180	1,213
Allowance for credit losses	(7,786)	(6,772)

Loans, net	$602,319	$557,958

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at September 30, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Other
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	Consumer	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$132,662	$59,815	$40,168	$15,936	$66,629	$171,151	$65,905	$56,659	$608,925

Net deferred loan origination fees and costs	124	1,237	(16)	-	(40)	(114)	(11)	-	1,180

Amortized cost basis in loans	$132,786	$61,052	$40,152	$15,936	$66,589	$171,037	$65,894	$56,659	$610,105

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the three and nine months ended September 30, 2023 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Other
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	Consumer	Total
	(In thousands)
ACL on Loans:

Changes in the ACL on Loans for the three months ended September 30, 2023

Beginning balance	$1,469	$363	$614	$171	$460	$2,016	$1,564	$858	$7,515
Provision for credit losses	70	18	(112)	7	187	91	(219)	248	290
Charge-offs	-	(2)	-	-	-	-	-	(59)	(61)
Recoveries	6	2	-	-	-	-	-	34	42

Ending balance	$1,545	$381	$502	$178	$647	$2,107	$1,345	$1,081	$7,786

Changes in the ACL on Loans for the nine months ended September 30, 2023

Beginning balance, prior to adoption of ASC 326	$1,036	$531	$346	$206	$587	$2,029	$1,156	$881	$6,772
Impact of adopting ASC 326	423	(26)	(3)	(9)	13	(130)	(142)	435	561
Provision for credit losses	96	(115)	159	(19)	47	208	511	(54)	833
Charge-offs	(31)	(11)	-	-	-	-	(188)	(341)	(571)
Recoveries	21	2	-	-	-	-	8	160	191

Ending balance	$1,545	$381	$502	$178	$647	$2,107	$1,345	$1,081	$7,786

Accrued interest on loans of $2.1 million at September 30, 2023, is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of September 30, 2023:

	Real			ACL
	Estate	Other	Total	Allocation
	(In thousands)

1-4 Family Residential Mortgage	$1,705	$-	$1,705	$10
Home Equity and Second Mortgage	587	-	587	-
Multifamily Residential	-	-	-	-
1-4 Family Residential Construction	-	-	-	-
Other Construction, Development and Land	52	-	52	-
Commercial Real Estate	1,068	-	1,068	-
Commercial Business	-	153	153	-
Other Consumer	-	-	-	-
	$3,412	$153	$3,565	$10

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest.  The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of September 30, 2023:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,088	$36	$1,124	$-	$1,124
Home Equity and Second Mortgage	457	-	457	-	457
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	-	-	-	-	-
Other Construction, Development and Land	52	-	52	-	52
Commercial Real Estate	-	-	-	-	-
Commercial Business	-	-	-	-	-
Other Consumer	-	-	-	-	-

Total	$1,597	$36	$1,633	$-	$1,633

No interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2023.

The following table presents the aging of the amortized cost basis in loans at September 30, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,466	$601	$510	$2,577	$130,209	$132,786
Home Equity and Second Mortgage	211	59	-	270	60,782	61,052
Multifamily Residential	-	-	-	-	40,152	40,152
1-4 Family Residential Construction	-	-	-	-	15,936	15,936
Other Construction, Development and Land	-	-	52	52	66,537	66,589
Commercial Real Estate	103	-	-	103	170,934	171,037
Commercial Business	-	-	-	-	65,894	65,894
Other Consumer	193	31	-	224	56,435	56,659

Total	$1,973	$691	$562	$3,226	$606,879	$610,105

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Occasionally, the Company modifies loans to borrowers in financial distress. During the three and nine months ended September 30, 2023, no material loans to borrowers experiencing financial distress were modified. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three and nine months ended September 30, 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of September 30, 2023 and December 31, 2022.

There were no TDRs that were restructured during the three or nine months ended September 30, 2022.  There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three or nine months ended September 30, 2022.  There were no TDRs modified within the previous 12 months for which there was a subsequent payment default during the three or nine months ended September 30, 2022.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Mortgage
Pass	$30,516	$32,048	$26,593	$7,275	$9,747	$24,902	$-	$131,081
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	48	36	-	266	231	-	581
Doubtful	-	-	196	82	-	846	-	1,124
	$30,516	$32,096	$26,825	$7,357	$10,013	$25,979	$-	$132,786

Current period gross write-offs	$-	$-	$2	$-	$-	$29	$-	$31

Home Equity and Second Mortgage
Pass	$4,046	$4,706	$549	$247	$189	$357	$50,372	$60,466
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	129	129
Doubtful	-	-	-	-	266	191	-	457
	$4,046	$4,706	$549	$247	$455	$548	$50,501	$61,052

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$11	$11

Multifamily Residential
Pass	$3,052	$10,567	$9,573	$8,007	$4,367	$4,586	$-	$40,152
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$3,052	$10,567	$9,573	$8,007	$4,367	$4,586	$-	$40,152

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Construction
Pass	$6,494	$6,777	$1,334	$1,073	$-	$258	$-	$15,936
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$6,494	$6,777	$1,334	$1,073	$-	$258	$-	$15,936

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Other Construction, Development and Land
Pass	$19,075	$32,255	$7,901	$2,718	$1,262	$3,277	$-	$66,488
Special Mention	-	-	-	-	-	49	-	49
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	52	-	52
	$19,075	$32,255	$7,901	$2,718	$1,262	$3,378	$-	$66,589

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$13,027	$40,958	$30,565	$21,288	$18,502	$41,503	$1,862	$167,705
Special Mention	829	-	-	399	422	64	549	2,263
Substandard	-	-	-	233	-	836	-	1,069
Doubtful	-	-	-	-	-	-	-	-
	$13,856	$40,958	$30,565	$21,920	$18,924	$42,403	$2,411	$171,037

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Business
Pass	$12,585	$15,709	$11,671	$5,979	$5,686	$3,803	$9,962	$65,395
Special Mention	-	28	18	51	163		87	347
Substandard	-	-	-	-	41	-	111	152
Doubtful	-	-	-	-	-	-	-	-
	$12,585	$15,737	$11,689	$6,030	$5,890	$3,803	$10,160	$65,894

Current period gross write-offs	$-	$154	$2	$26	$-	$6	$-	$188

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
Other Consumer
Pass	$19,945	$15,764	$8,897	$3,125	$1,163	$5,623	$2,049	$56,566
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	93	93
Doubtful	-	-	-	-	-	-	-	-
	$19,945	$15,764	$8,897	$3,125	$1,163	$5,623	$2,142	$56,659

Current period gross write-offs	$11	$49	$96	$20	$24	$51	$90	$341

Total Loans
Pass	$108,740	$158,784	$97,083	$49,712	$40,916	$84,309	$64,245	$603,789
Special Mention	829	28	18	450	585	113	636	2,659
Substandard	-	48	36	233	307	1,067	333	2,024
Doubtful	-	-	196	82	266	1,089	-	1,633
	$109,569	$158,860	$97,333	$50,477	$42,074	$86,578	$65,214	$610,105

Current period gross write-offs	$11	$203	$100	$46	$24	$86	$101	$571

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
Changes in Allowance for Loan Losses for the three months ended September 30, 2022
Beginning balance	$1,265	$241	$496	$1,991	$888	$533	$980	$6,394
Provisions for loan losses	87	32	(66)	79	(2)	3	42	175
Charge-offs	-	-	-	-	-	-	(77)	(77)
Recoveries	-	-	-	-	-	-	74	74

Ending balance	$1,352	$273	$430	$2,070	$886	$536	$1,019	$6,566

Changes in Allowance for Loan Losses for the nine months ended September 30, 2022
Beginning balance	$1,174	$234	$403	$1,884	$873	$527	$988	$6,083
Provisions for loan losses	169	39	27	186	13	7	109	550
Charge-offs	(1)	-	-	-	(9)	-	(277)	(287)
Recoveries	10	-	-	-	9	2	199	220

Ending balance	$1,352	$273	$430	$2,070	$886	$536	$1,019	$6,566

At September 30, 2022 and December 31, 2022, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments.  As part of their analysis of qualitative factors, management considers the changes and trends in the following: Peer Data, Underwriting Standards, Economic Conditions, Past Due Loans, Collateral and Other Internal and External Factors.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table summarizes the Company’s impaired loans as of September 30, 2022 and for the three and nine months ended September 30, 2022.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three and nine month periods ended September, 2022:

	At September 30, 2022			Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$894	$1,053	$-	$891	$2	$903	$9
Land	51	51	-	51	-	76	-
Construction	-	-	-	-	-	-	-
Commercial real estate	566	585	-	573	6	612	20
Commercial business	147	147	-	153	2	162	7
Home equity and second mortgage	315	331	-	193	-	100	-
Other consumer	-	-	-	-	-	-	-

	1,973	2,167	-	1,861	10	1,853	36

Loans with an allowance recorded:
Residential	-	-	-	15	-	14	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity and second mortgage	-	-	-	142	-	215	-
Other consumer	-	-	-	-	-	-	-

	-	-	-	157	-	229	-

Total:
Residential	894	1,053	-	906	2	917	9
Land	51	51	-	51	-	76	-
Construction	-	-	-	-	-	-	-
Commercial real estate	566	585	-	573	6	612	20
Commercial business	147	147	-	153	2	162	7
Home equity and second mortgage	315	331	-	335	-	315	-
Other consumer	-	-	-	-	-	-	-

	$1,973	$2,167	$-	$2,018	$10	$2,082	$36

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased groups of loans, some of which have experienced more than insignificant credit deterioration since origination.  An ACL for PCD loans is determined using the same methodology as other loans held for investment.  Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for as purchased credit impairment (“PCI”) loans under ASC 310-30 and will continue to account for these pools as a unit of account.  Loans are only removed from the existing pools if they are written off, paid off or sold.  Upon adoption of ASC 326, the ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis will be amortized into interest income over the remaining life of the pool.  Changes to the ACL after adoption are recorded through the provision for credit losses.  The carrying amount of PCD loans at September 30, 2023 and December 31, 2022 was $236,000 and $244,000, respectively.  There was no ACL related to PCD loans at September 30, 2023 and December 31, 2022.

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded an ACL for unfunded commitments of $131,000 in conjunction with the Company’s adoption of ASU 2016-13 on January 1, 2023.  The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three and nine months ended September 30, 2023.

5.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At September 30, 2023 and December 31, 2022, the balance of the Bank’s investment was $1.9 million and $2.2 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $168,000 and $216,000 at September 30, 2023 and December 31, 2022, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During the three month periods ended September 30, 2023 and 2022, the Bank recognized amortization expense of $82,000 and $89,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended September 30, 2023 and 2022, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $100,000 and $105,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the nine month periods ended September 30, 2023 and 2022, the Bank recognized amortization expense of $252,000 and

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

$266,000, respectively, which was included as a component of income tax expense on the consolidated statements of income.  Additionally, during the nine month periods ended September 30, 2023 and 2022, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $308,000 and $314,000, respectively, which was included in income tax expense on the consolidated statements of income.

6.	Renewable Energy Tax Credit Investment

On April 21, 2023, the Bank entered into an agreement to invest in investment tax credits generated by a solar energy producing facility through a limited liability company.  At September 30, 2023, the balance of the Bank’s investment was $1.0 million, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the solar energy tax credit investment was $1.9 million at September 30, 2023 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made by December 31, 2023.  In addition, in order to facilitate the loan to be obtained by the entity constructing the qualified solar energy producing facility, the Bank has obtained a $2.0 million standby letter of credit through the FHLB for the Bank’s total committed investment.  The letter of credit was issued June 2, 2023 and expires April 30, 2024.

The investment is accounted for using the proportional amortization method.  During the three and nine month periods ended September 30, 2023, the Bank recognized amortization expense of $997,000 as a component of income tax expense on the consolidated statements of income.  Additionally, during the three and nine month periods ended September 30, 2023, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $1.1 million, which was included in income tax expense on the consolidated statements of income.

7.	Borrowed Funds

At September 30, 2023, the Company had $13.0 million in borrowings outstanding from the Federal Reserve and $15.0 million in short-term advances outstanding from the FHLB.  The Company had no outstanding borrowings at December 31, 2022.  The Company had no borrowings during the three and nine month periods ended September 30, 2022.

During the three and nine month periods ended September 30, 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

The following table sets forth information on the short-term FHLB advances during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Variable-rate advances
Maximum balance at any month end	$5,000	$-	$5,000	$-
Average balance	1,359	-	572	-
Period end balance	5,000	-	5,000	-

Weighted average interest rate (annualized):
At end of period	5.73%	-	5.73%	-
During the period	6.09%	-	5.94%	-

Fixed-rate bullet advances
Maximum balance at any month end	$10,000	$-	$15,000	$-
Average balance	1,956	-	2,050	-
Period end balance	10,000	-	10,000	-

Weighted average interest rate (annualized):
At end of period	5.59%	-	5.59%	-
During the period	6.02%	-	5.40%	-

FHLB advances are secured under a blanket collateral agreement. At September 30, 2023, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for FHLB advances was $42.4 million and $36.1 million, respectively.

On March 12, 2023, the Federal Reserve created the BTFP to make additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. agency notes and bonds and borrowed $13.0 million from the BTFP at a fixed rate of 4.99% for a one-year period on May 19, 2023. At September 30, 2023, the pledged securities had a par value of $48.9 million and a carrying value of $44.7 million.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Dollars in thousands, except per share data)

Basic
Earnings:
Net income attributable to First Capital, Inc.	$3,138	$3,125	$9,680	$8,362

Shares:
Weighted average common shares outstanding	3,345,869	3,358,800	3,347,823	3,353,459

Net income attributable to First Capital, Inc. per common share, basic	$0.94	$0.93	$2.89	$2.49

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$3,138	$3,125	$9,680	$8,362

Shares:
Weighted average common shares outstanding	3,345,869	3,358,800	3,347,823	3,353,459
Add: Dilutive effect of restricted stock	-	-	-	-

Weighted average common shares outstanding, as adjusted	3,345,869	3,358,800	3,347,823	3,353,459

Net income attributable to First Capital, Inc. per common share, diluted	$0.94	$0.93	$2.89	$2.49

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  Restricted shares totaling 5,600 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three month and nine month periods ended September 30, 2023.  Restricted shares totaling 12,550 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three month and nine month periods ended September 30, 2022.

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

At September 30, 2023, 162,800 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model.  Expected volatilities are based on historical volatility of the Company's stock.  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  As of September 30, 2023, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three month and nine month periods ended September 30, 2023 amounted to $53,000 and $198,000, respectively. Compensation expense related to restricted stock recognized for the three month and nine month periods ended September 30, 2022 amounted to $156,000 and $352,000, respectively.   The total income tax expense related to stock-based compensation was $17,000 and $3,000 for the three month periods ended September 30, 2023 and 2022, respectively.  The total income tax benefit related to stock-based compensation was $17,000 and $44,000, respectively, for the nine month periods ended September 30, 2023 and 2022, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of September 30, 2023 and changes during the nine month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2023	12,550	$57.07
Granted	-	-
Vested	6,100	51.12
Forfeited	850	56.76
Nonvested at September 30, 2023	5,600	$63.60

There were 6,100 shares that vested during the nine month period ended September 30, 2023 due to normal vesting, and 8,950 restricted shares vested during the nine month period ended September 30, 2022 due to the retirement of an employee and normal vesting.  The fair value of restricted shares that vested during the nine month periods ended September 30, 2023 and 2022 was $188,000 and $260,000, respectively.  At September 30, 2023, there was $303,000 of unrecognized compensation expense related to nonvested restricted shares.  The compensation expense is expected to be recognized over a weighted average period of 1.6 years.

10.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash payments for:
Interest	$4,543	$933
Taxes (net of refunds received)	1,806	1,881

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$72	$-

11.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2023 and December 31, 2022.  The Company had no liabilities measured at fair value as of September 30, 2023 or December 31, 2022.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2023
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$72,073	$-	$72,073
Agency CMO	-	22,815	-	22,815
Agency notes and bonds	-	134,992	-	134,992
Treasury notes and bonds	-	73,714	-	73,714
Municipal obligations	-	136,486	-	136,486
Total securities available for sale	$-	$440,080	$-	$440,080

Equity securities	$1,381	$-	$-	1,381

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Mortgage	$-	$-	$27	$27
Total collateral dependent loans	$-	$-	$27	$27

December 31, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$83,863	$-	$83,863
Agency CMO	-	9,353	-	9,353
Agency notes and bonds	-	137,981	-	137,981
Treasury notes and bonds	-	78,732	-	78,732
Municipal obligations	-	150,890	-	150,890
Total securities available for sale	$-	$460,819	$-	$460,819

Equity securities	$1,467	$-	$-	1,467

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At  September 30, 2023 and  December 31, 2022 , the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

At September 30, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral of 30%. The Company recognized a $2,000 reduction in provisions for credit losses on collateral dependent impaired loans for the three months ended September 30, 2023.  The Company recognized provisions for credit losses on collateral dependent impaired loans of $38,000 for the nine months ended September 30, 2023. The Company recognized a reduction in provisions for credit losses of $3,000 and $7,000 for collateral dependent impaired loans for the three and nine months ended September 30, 2022, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended September 30, 2023 and 2022.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended September 30, 2023 and 2022.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2023:
Financial assets:
Cash and cash equivalents	$31,430	$31,430	$31,430	$-	$-
Interest-bearing time deposits	4,165	4,119	-	4,119	-
Securities available for sale	440,080	440,080	-	440,080	-
Securities held to maturity	7,000	4,472	-	4,472	-
Loans held for sale	1,360	1,379	-	1,379	-
Loans, net	602,319	598,364	-	-	598,364
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,317	4,317	-	4,317	-
Equity securities (included in other assets)	1,381	1,381	1,381	-	-

Financial liabilities:
Deposits	1,017,491	1,015,375	-	-	1,015,375
Borrowed funds	28,000	27,946		27,946
Accrued interest payable	1,506	1,506	-	1,506	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$66,298	$66,298	$66,298	$-	$-
Interest-bearing time deposits	3,677	3,638	-	3,638	-
Securities available for sale	460,819	460,819	-	460,819	-
Securities held to maturity	7,000	5,311	-	5,311	-
Loans held for sale	793	803	-	803	-
Loans, net	557,958	554,634	-	-	554,634
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,285	4,285	-	4,285	-
Equity securities (included in other assets)	1,467	1,467	1,467	-	-

Financial liabilities:
Deposits	1,060,396	1,058,122	-	-	1,058,122
Accrued interest payable	123	123	-	123	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at September 30, 2023 and December 31, 2022 represent an approximation of exit price, but an actual exit price may differ.

12.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)

Service charges on deposit accounts	$597	$618	$1,737	$1,670
ATM and debit card fees	1,127	1,059	3,355	3,132
Investment advisory income	15	160	46	400
Other	27	19	91	81
Revenue from contracts with customers	1,766	1,856	5,229	5,283

Net gain (loss) on loans and investments	59	(59)	280	455
Increase in cash value of life insurance	47	44	158	157
Other	75	32	134	90
Other noninterest income	181	17	572	702

Total noninterest income	$1,947	$1,873	$5,801	$5,985

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

As described in Note 1, the Company has a wholly-owned insurance subsidiary that previously provided property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives for which insurance may not have been available or economically feasible in the insurance marketplace.  On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may result in the Captive being considered a listed transaction. As a result of the proposed regulations, management decided not to renew any of the outstanding insurance policies at the Captive when they matured in August 2023. The proposed regulations include the possibility of material tax expense to the consolidated group if finalized in their current form. However, the final regulations have not been published and as such management cannot reasonably estimate or determine the potential tax liability as of September 30, 2023.  Management continues to evaluate the proposed regulations but believes that upon issuance of the final regulations, the ultimate outcome will be the winding down and final closure of the Captive in December 2023.

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

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets decreased $8.7 million from $1.15 billion at December 31, 2022 to $1.14 billion at September 30, 2023, a decrease of 0.8%.

Net loans receivable (excluding loans held for sale) increased $44.3 million from $558.0 million at December 31, 2022 to $602.3 million at September 30, 2023.  1-4 family residential mortgage, other construction, development and land and commercial real estate loan increases of $16.4 million, $19.0 million and $9.8 million, respectively, were partially offset by decreases of $2.2 million in commercial business loans during the nine months ended September 30, 2023.

Cash and cash equivalents decreased from $66.3 million at December 31, 2022 to $31.4 million at September 30, 2023 as management utilized liquidity to fund loan growth and the Bank experienced net deposit outflows.

Securities available for sale decreased $20.7 million from $460.8 million at December 31, 2022 to $440.1 million at September 30, 2023.  Purchases of $32.8 million of securities classified as available for sale were made during the nine months ended September 30, 2023 and consisted primarily of U.S. government agency CMOs, municipal bonds, and U.S. government agency notes and bonds.  Principal payments and maturities of available for sale securities totaled $12.0 million and $17.6 million, respectively, during the nine months ended September 30, 2023.  Securities classified as available for sale totaling $20.2 million were sold during the nine months ended September 30, 2023 and consisted primarily of municipal bonds and to a lesser degree U.S. government agency notes and bonds.  There was also an unrealized loss of $2.6 million on the securities available for sale portfolio during the nine month period ended September 30, 2023 due primarily to increasing market interest rates during the period.

Total deposits decreased from $1.06 billion at December 31, 2022 to $1.02 billion at September 30, 2023.  Noninterest-bearing checking accounts, interest-bearing checking accounts, and savings accounts decreased $20.5 million, $55.2 million and $36.3 million, respectively, during the nine months ended September 30, 2023, while time deposits increased $69.0 million during the period, including the issuance of $7.8 million in brokered deposits during the period.  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

At September 30, 2023, the Company had $13.0 million in borrowings outstanding from the Federal Reserve Bank under the BTFP and $15.0 million in short-term advances outstanding from the FHLB.  There were no borrowed funds outstanding at December 31, 2022.  During the nine month period ended September 30, 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB and the BTFP in order to meet daily liquidity requirements and to fund growth in earning assets.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total stockholders' equity attributable to the Company increased from $85.2 million at December 31, 2022 to $89.2 million at September 30, 2023, due to a $6.4 million increase in retained net income partially offset by a $2.1 million net unrealized loss on available for sale securities.  The net unrealized loss on available for sale securities during the period is primarily due to increases in market interest rates.

Results of Operations for the Three Month Periods Ended September 30, 2023 and 2022

Net income.  Net income attributable to the Company was $3.1 million ($0.94 per diluted share) for the three months ended September 30, 2023 compared to $3.1 million ($0.93 per diluted share) for the three months ended September 30, 2022.

Net interest income.  Net interest income after provision for credit losses decreased $236,000 for the three months ended September 30, 2023 as compared to the same period in 2022.

Total interest income increased $2.1 million when comparing the periods due to an increase in the average tax-equivalent yield on interest-earning assets from 3.27% for the third quarter of 2022 to 4.04% for the third quarter of 2023.  The average balance of interest-earning assets was $1.13 billion for the third quarters of 2022 and 2023.  The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.75% for the third quarter of 2023 compared to 4.81% for the same period in 2022.

Total interest expense increased $2.3 million when comparing the periods due to an increase in the average cost of interest-bearing liabilities from 0.20% for the third quarter of 2022 to 1.30% for the third quarter of 2023, in addition to an increase in the average balance of interest-bearing liabilities from $797.2 million for the third quarter of 2022 to $813.2 million for the third quarter of 2023.  The Company had average outstanding advances from the FHLB of $3.3 million with an average rate of 6.03% and average outstanding borrowings under the Federal Reserve Bank’s BTFP of $13.0 million with an average rate of 5.02% during the quarter ended September 30, 2023. The Company’s total average outstanding balance of borrowings during the quarter ended September 30, 2023 was $16.3 million with an average rate of 5.22%.  There were no outstanding borrowed funds during 2022.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent interest rate spread decreased from 3.07% for the quarter ended September 30, 2022 to 2.74% for the same period in 2023.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded commitments, the provision for credit losses was $290,000 for the three month period ended September 30, 2023 compared to a $175,000 provision for loan losses for the same period in 2022 under the incurred loss model.  The provision for credit losses was higher in 2023 compared to 2022 due to growth in the loan portfolio and an increase in net charge-offs.  The Bank recognized net charge-offs of $19,000 and $3,000 for the quarters ended September 30, 2023 and 2022, respectively.

Noninterest income.  Noninterest income increased $74,000 for the quarter ended September 30, 2023 as compared to the same period in 2022.  The Company recognized a $98,000 decrease in unrealized losses on equity securities and increases of $68,000 and $51,000 in ATM and debit card fees and other income, respectively.  In addition, the Company recognized a net $63,000 gain on sale of securities during the quarter ended September 30, 2023 compared to no such gain during the same period in 2022. These were partially offset by decreases in commission and fee income and gains on the sale of loans of $145,000 and $43,000, respectively, when comparing the two periods.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The $63,000 net gain on sale of securities was a result of the Company’s regular evaluation of its entire securities portfolio.  During the quarter ended September 30, 2023, the Company sold securities available for sale with a market value of $9.4 million and an amortized cost basis of $9.5 million resulting in a net loss of $94,000.  The net loss was more than offset by the $157,000 gain on sale of the Company’s VISA Class B stock in September 2023.  The strategy for both sales was the enhancement of long-term earnings.

Noninterest expense. Noninterest expense decreased $78,000 for the quarter ended September 30, 2023 as compared to the same period in 2022, due primarily to decreases in compensation and benefits, occupancy and equipment expenses and professional fees of $101,000, $27,000 and $31,000, respectively.  These were partially offset by a $66,000 increase in data processing expenses.

Income tax expense.  Income tax expense decreased $97,000 for the third quarter of 2023 as compared to the third quarter of 2022 primarily due to increased benefits from tax credit entity investments during 2023.  As a result, the effective tax rate for the quarter ended September 30, 2023 was 15.4% compared to 17.6% for the same period in 2022.

Results of Operations for the Nine Month Periods Ended September 30, 2023 and 2022

Net income.  Net income attributable to the Company was $9.7 million ($2.89 per diluted share) for the nine months ended September 30, 2023 compared to $8.4 million ($2.49 per diluted share) for the nine months ended September 30, 2022.

Net interest income.  Net interest income after provision for credit losses increased $2.5 million for the nine months ended September 30, 2023 compared to the same period in 2022.

Total interest income increased $7.8 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to increases in the average tax-equivalent yield on interest-earning assets from 2.94% for the nine months ended September 30, 2022 to 3.89% for the nine months ended September 30, 2023.  The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.57% for the nine months ended September 30, 2023 compared to 4.58% for the same period in 2022.

Total interest expense increased $5.0 million for the nine months ended September 30, 2023 compared to the same period in 2022 as the average cost of interest-bearing liabilities increased from 0.15% for the nine months ended September 30, 2022 to 0.98% for the same period in 2023.  The Company had average outstanding advances from the FHLB of $2.6 million with an average rate of 5.49% and average outstanding borrowings under the Federal Reserve Bank’s BTFP of $6.4 million with an average rate of 5.03% during the nine months ended September 30, 2023. The Company’s total average outstanding balance of borrowings during the nine months ended September 30, 2023 was $9.0 million with an average rate of 5.17%.  There were no outstanding borrowed funds during 2022. As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent interest rate spread increased from 2.79% for the nine months ended September 30, 2022 to 2.91% for the nine months ended September 30, 2023.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded commitments, the provision for credit losses was $833,000 for the nine month period ended September 30, 2023 compared to a $550,000 provision for loan losses for the same period in 2022 under the incurred loss model.  The provision for credit losses was higher in 2023 compared to 2022 due to growth in the loan portfolio and an increase in net charge-offs. The Bank recognized net charge-offs of $380,000 for the nine months ended September 30, 2023 compared to $67,000 for the same period in 2022.

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

The ACL on loans was $7.8 million at September 30, 2023 and the allowance for loan losses was $6.8 million at December 31, 2022.  At September 30, 2023 and December 31, 2022, nonperforming loans amounted to $1.6 million and $1.5 million, respectively.

Noninterest income.  Noninterest income decreased $184,000 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to decreases in gains on the sale of loans and commission and fee income of $403,000 and $354,000, respectively.  These were partially offset by increases in ATM and debit card fees and service charges on deposit accounts of $223,000 and $67,000, respectively, in addition to a decrease of $179,000 in the unrealized loss on equity securities.  In addition, the Company recognized a $49,000 gain on sale of securities during the nine months ended September 30, 2023 compared to no such gain during the same period in 2022.

The $49,000 net gain on sale of securities was a result of the Company’s regular evaluation of its entire securities portfolio.  During the nine months ended September 30, 2023, the Company selected and sold securities available for sale with a market value of $20.2 million and an amortized cost basis of $20.3 million resulting in a net loss of $108,000.  The net loss was more than offset by the $157,000 gain on sale of the Company’s VISA Class B stock in September 2023.  The strategy for both sales was the enhancement of long-term earnings.

Noninterest expense.  Noninterest expense increased $760,000 for the nine months ended September 30, 2023 as compared to the same period in 2022.  This was primarily due to increases in compensation and benefits, data processing expenses, and other expenses of $345,000, $316,000 and $268,000, respectively, when comparing the two periods.  The increase in other expenses was due primarily to an increase in FDIC insurance premiums of $129,000 and general inflationary costs across multiple expenses.  The increases were partially offset by decreases of $148,000 and $57,000 in professional fees and occupancy and equipment expenses, respectively.

Income tax expense.  Income tax expense increased $254,000 for the nine months ended September 30, 2023 as compared to the same period in 2022 resulting in an effective tax rate of 15.4% for the nine months ended September 30, 2023, compared to 15.3% for the same period in 2022.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or Federal Reserve Bank.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At September 30, 2023, the Bank had cash and cash equivalents of $31.4 million and securities available-for-sale with a fair value of $440.1 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank’s BTFP through the pledging of additional eligible collateral securities, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.8 million at September 30, 2023.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank had opted into the CBLR framework as of September 30, 2023 and December 31, 2022 and its CBLR was 9.68% and 9.18% as of those dates, respectively.  Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2023.  At both September 30, 2023 and December 31, 2022, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended September 30, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2023 and December 31, 2022 financial information:

	At September 30, 2023		At December 31, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$173	0.51%	$4,012	11.28%
200bp	126	0.37	2,683	7.54
100bp	72	0.21	1,345	3.78
Static	-	-	-	-
(100)bp	207	0.61	2,945	8.28
(200)bp	380	1.12	1,117	3.14
(300)bp	484	1.43	(798)	(2.25)

At September 30, 2023 and December 31, 2022, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At September 30, 2023, an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat rates scenario. At December 31, 2022, an immediate and sustained decrease in rates of 1.00% or 2.00% would increase the Company’s net interest income over a one year horizon compared to a flat rates scenario, but an immediate and sustained decrease in rates of 3.00% would decrease the Company’s net interest income. During the nine months ended September 30, 2023, management evaluated and adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2023 and December 31, 2022 financial information:

	At September 30, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$231,045	$1,011	0.44%	22.44%	188bp
200bp	232,779	2,745	1.19	21.99	143bp
100bp	232,737	2,703	1.18	21.38	82bp
Static	230,034	-	-	20.56	0bp
(100)bp	222,486	(7,548)	(3.28)	19.35	(121)bp
(200)bp	210,039	(19,995)	(8.69)	17.78	(278)bp
(300)bp	191,296	(38,738)	(16.84)	15.77	(479)bp

	At December 31, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$322,611	$25,242	8.49%	30.96%	464bp
200bp	319,861	22,492	7.56	29.87	355bp
100bp	311,941	14,572	4.90	28.36	204bp
Static	297,369	-	-	26.32	0bp
(100)bp	306,021	8,652	2.91	26.36	4bp
(200)bp	271,270	(26,099)	(8.78)	22.76	(356)bp
(300)bp	227,786	(69,583)	(23.40)	18.62	(770)bp

The tables indicate that at September 30, 2023 and December 31, 2022 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point increase in prevailing interest rates. At September 30, 2023, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 or 300 basis point decrease in prevailing interest rates. At December 31, 2022, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates compared to decreases in the EVE in the event of sudden and sustained 200 or 300 basis point decreases in the prevailing interest rates. As previously mentioned in this report, during the nine months ended September 30, 2023, management evaluated and adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2023	752	$30.80	752	115,828

August 1 through August 31, 2023	-	N/A	-	115,828

September 1 through September 30, 2023	-	N/A	-	115,828

Total	752	$30.80	752

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2023	BY:	/s/Michael C. Frederick
Michael C. Frederick
President and CEO

Dated November 14, 2023	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer