Form 10-K
period 2023-12-31
FIRST CAPITAL INC
filed 2024-03-29
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $98.8 million, based upon the closing price of $30.80 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023.

The number of shares outstanding of the registrant’s common stock as of February 29, 2024 was 3,353,810.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements are not guarantees of future performance. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Numerous risks and uncertainties could cause or contribute to First Capital, Inc.’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, the ability of First Capital, Inc. to execute its business plan; First Capital, Inc.’s ability to control costs and expenses; competitive products and pricing; deposit flows; loan delinquency rates; changes in federal and state legislation and regulation; and other factors disclosed periodically in First Capital, Inc.’s filings with the SEC. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements, whether included in this report or made elsewhere from time to time by First Capital, Inc. or on its behalf. Any forward-looking statements made by or on behalf of First Capital, Inc. speak only as of the date they are made, and except to the extent required by applicable law First Capital, Inc. does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. The reader should, however, consult any further disclosures of a forward-looking nature First Capital, Inc. may make in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

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

Additionally, in connection with the Conversion, the Company filed an application with the Federal Reserve Bank (“FRB”) of St. Louis to change from a savings and loan holding company to a financial holding company. This change occurred simultaneously with the Conversion discussed above.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
1-4 Family Residential Mortgage	$133,480	21.49%	$116,269	20.64%
Multifamily Residential	39,963	6.44%	38,973	6.92%
Commercial Real Estate	168,757	27.16%	161,362	28.63%
1-4 Family Residential Construction	15,667	2.52%	16,575	2.94%
Other Construction, Development and Land	76,713	12.35%	47,632	8.45%
Home Equity and Second Mortgage	62,070	9.99%	57,872	10.27%
Total Mortgage Loans	496,650	79.95%	438,683	77.85%

Commercial Business Loans	68,223	10.98%	68,066	12.08%
Consumer and Other	56,373	9.07%	56,768	10.07%
Total Gross Loans	621,246	100.00%	563,517	100.00%

Less:
Deferred Loan Fees Net of Direct Costs	(1,168)		(1,213)
Allowance for Credit Losses	8,005		6,772
Total Loans, Net	$614,409		$557,958

Residential Loans. The Bank’s lending activities have concentrated on the origination of residential mortgages, including those secured by 1-4 family residential and multifamily properties, both for sale in the secondary market and for retention in the Bank’s loan portfolio. Substantially all residential mortgages are collateralized by properties within the Bank’s market area.

The Bank offers both fixed-rate mortgage loans and adjustable rate mortgage (“ARM”) loans typically with terms of 15 to 30 years. The Bank uses loan documents approved by the Federal National Mortgage Corporation (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) whether the loan is originated for investment or sale in the secondary market.

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2023, the Bank originated and funded $31.6 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2023, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $8.6 million and outstanding balances of $5.6 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $43.1 million at December 31, 2023, of which $12.7 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

Consumer and Other Loans. The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans, home equity loans, home improvement loans, boat loans, mobile home loans and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank’s consumer loan portfolio consists of home equity and second mortgage loans followed by automobile and truck loans. Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to five years and at loan-to-value ratios up to 90% of the blue book value in the case of used vehicles and 90% of the purchase price in the case of new vehicles.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2023 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and allowance for credit losses (“ACL”) on loans.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total
			(In thousands)

1-4 Family Residential Mortgage	$4,107	$18,891	$69,483	$40,999	$133,480
Multifamily Residential	1,962	8,886	29,115	-	39,963
Commercial Real Estate	11,344	50,914	86,457	20,042	168,757
1-4 Family Residential Construction	14,641	-	-	1,026	15,667
Other Construction, Development and Land	6,705	37,534	22,449	10,025	76,713
Home Equity and Second Mortgage	3,003	4,911	9,977	44,179	62,070
Commercial Business	17,616	37,029	9,748	3,830	68,223
Consumer and Other	16,182	35,929	4,262	-	56,373
Total Gross Loans	$75,560	$194,094	$231,491	$120,101	$621,246

The following table sets forth the dollar amount of all loans due after December 31, 2024, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates
	(In thousands)

1-4 Family Residential Mortgage	$50,135	$79,238
Multifamily Residential	12,811	25,190
Commercial Real Estate	50,774	106,639
1-4 Family Residential Construction	-	1,026
Other Construction, Development and Land	37,647	32,361
Home Equity and Second Mortgage	9,873	49,194
Commercial Business	43,425	7,182
Consumer and Other	35,168	5,023
Total Gross Loans	$239,833	$305,853

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $21.4 million at December 31, 2023.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2023, the Bank had outstanding letters of credit of $1.9 million.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $1.2 million of net deferred loan costs at December 31, 2023.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2023, the Bank had commitments to originate $535,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. However, at December 31, 2023, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2023. The Bank would have recorded interest income of $112,000 for the year ended December 31, 2023 had nonaccrual loans been current in accordance with their original terms.

At December 31, 2023, nonperforming loans totaled $1.8 million, consisting entirely of nonaccrual loans. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

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

At December 31, 2023, the Bank had $1.8 million in doubtful/nonaccrual loans and $1.8 million in substandard loans. In addition, the Bank identified $7.1 million in loans as special mention loans at December 31, 2023. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding classified loans.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is individually evaluated for credit losses, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its evaluation and ACL on loans analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2023, discounts from appraised values used in management’s analysis for estimates of changes in market conditions and the condition of the collateral ranged from 23% to 30%, with a weighted average discount of 27%.

An insured institution is required to establish and maintain an ACL on loans at a level that is adequate to absorb estimated credit losses associated with the loan portfolio, including binding commitments to lend. When an insured institution classifies problem assets as “loss,” it is required either to establish an ACL equal to 100% of the amount of the assets, or charge off the classified asset. The amount of its valuation allowance is subject to review by the banking regulators, which can order the establishment of additional loss allowances. The Bank regularly reviews the loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense. At December 31, 2023, the Bank had no foreclosed real estate. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

ACL on Loans. Effective January 1, 2023, the Company adopted FASB ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), as amended, under the modified retrospective method. The adoption replaced the allowance for loan losses with the ACL on loans on the consolidated balance sheets and replaced the related provision for loan losses with the provision for credit losses on loans on the consolidated statements of income. Upon adoption, the Company recorded an increase in the beginning ACL on loans of $561,000. In addition, the Company established an ACL related to unfunded loan commitments of $131,000 upon adoption of ASU 2016-13. The use of the modified retrospective method of adoption resulted in the Company recording a $529,000 reduction (net of tax) in retained earnings as of January 1, 2023. Results for reporting periods after January 1, 2023 are presented under Accounting Standards Codification (“ASC”) 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company expanded the loan portfolio segments used to determine the ACL on loans into eight loan segments as opposed to seven loan segments under the incurred loss methodology. Prior year activity in the ACL on loans within this annual report reflect the reclassification of the ACL on loans to account for the expanded portfolio segments. See Note 1 in the accompanying Notes to Consolidated Financial Statements for additional information regarding the adoption of ASC 326.

The Company maintains the ACL on loans to cover management's estimate of all expected credit losses over the expected contractual life of the loan portfolio. The Company estimates the ACL on loans using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for losses reflected by peers, changes in underwriting standards, changes in economic conditions, changes in delinquency levels, collateral values and other factors. Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. In addition, the IDFI and FDIC, as an integral part of the examination process, periodically review the Bank’s ACL on loans and may require the Bank to make additional provisions for estimated losses based on its judgments about information available to it at the time of its examination.

The methodology used in determining the ACL on loans includes segmenting the loan portfolio by identifying risk characteristics common to pools of loans, determining and measuring impairment of individual loans based on the present value of expected future cash flows or the fair value of collateral, and determining and measuring impairment for pools of loans with similar characteristics by applying loss factors that consider the qualitative factors which may affect the loss rates.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs. Specific allocations of the ACL on loans related to individually evaluated loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2023, the Company’s specific allocation of the ACL for loans totaled $69,000.

At December 31, 2023, the Company's ACL on loans totaled $8.0 million, of which $6.1 million related to qualitative factor adjustments. At December 31, 2022, the Company's allowance for loan losses totaled $6.8 million, of which $6.2 million related to qualitative factor adjustments.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the ACL on loans.

The following table sets forth an analysis of the Bank’s ACL on loans for the periods indicated. As previously described, activity for the years ending December 31, 2022 and 2021 have been reclassified to reflect the adoption of ASU 2016-13.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Beginning balance, prior to adoption of ASC 326	$6,772	$6,083	$6,625
Impact of adopting ASC 326	561	-	-
Provision for (recapture of) credit losses	1,141	950	(325)
	8,474	7,033	6,300
Recoveries:
1-4 Family Residential Mortgage	21	5	5
Multifamily Residential	-	-	-
Commercial Real Estate	-	-	-
1-4 Family Residential Construction	-	-	-
Other Construction, Development and Land	-	5	-
Home Equity and Second Mortgage	2	2	8
Commercial Business	9	-	33
Consumer and Other	180	232	191
Total recoveries	212	244	237

Charge-offs:
1-4 Family Residential Mortgage	31	48	31
Multifamily Residential	-	-	-
Commercial Real Estate	-	-	-
1-4 Family Residential Construction	-	-	-
Other Construction, Development and Land	-	-	14
Home Equity and Second Mortgage	15	-	9
Commercial Business	205	-	23
Consumer and Other	430	457	377
Total charge-offs	681	505	454
Net (charge-offs) recoveries	(469)	(261)	(217)
Balance at end of period	$8,005	$6,772	$6,083

Ratio of allowance to total loans outstanding at the end of the period	1.29%	1.25%	1.25%

Ratio of nonaccrual loans to total loans	0.28%	0.25%	0.27%

Allowance as a % of nonperforming loans	457.17%	454.50%	458.40%

Ratio of net charge-offs to average loans outstanding during the period:
1-4 Family Residential Mortgage	0.01%	0.04%	0.03%
Multifamily Residential	0.00%	0.00%	0.00%
Commercial Real Estate	0.00%	0.00%	0.00%
1-4 Family Residential Construction	0.00%	0.00%	0.00%
Other Construction, Development and Land	0.00%	-0.01%	0.04%
Home Equity and Second Mortgage	0.02%	0.00%	0.00%
Commercial Business	0.29%	0.00%	-0.01%
Consumer and Other	0.45%	0.40%	0.33%
Total net charge-offs to average loans outstanding during the period	0.08%	0.05%	0.04%

ACL on Loans Analysis. The following table sets forth the breakdown of the ACL on loans by loan category at the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
1-4 Family Residential Mortgage	$1,490	21.49%	$1,036	20.64%
Multifamily Residential	332	6.44%	346	6.92%
Commercial Real Estate	2,119	27.16%	2,029	28.63%
1-4 Family Residential Construction	208	2.52%	206	2.94%
Other Construction, Development and Land	804	12.35%	587	8.45%
Home Equity and Second Mortgage	406	9.99%	531	10.27%
Commercial Business	1,431	10.98%	1,156	12.08%
Consumer and Other	1,215	9.07%	881	10.07%
Total allowance for credit losses	$8,005	100.00%	$6,772	100.00%

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. As of December 31, 2023, all of the Bank’s mortgage-backed securities had fixed rates.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, as well as private issuers. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,				At December 31,
	2023				2022
				Weighted				Weighted
	Fair	Amortized	Percent of	Average	Fair	Amortized	Percent of	Average
	Value	Cost	Portfolio	Yield (1)	Value	Cost	Portfolio	Yield (1)
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
Debt securities:
U.S. Agency notes and bonds:
Due in one year or less	$16,110	$16,363	3.44%	2.33%	$17,702	$18,022	3.50%	1.92%
Due after one year through five years	110,124	118,563	24.93%	0.92%	119,578	132,373	25.73%	1.04%
Due after five years through ten years	3,271	3,248	0.68%	4.92%	701	748	0.15%	3.16%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

U.S. Treasury notes and bonds:
Due in one year or less	42,157	43,046	9.05%	1.29%	16,835	17,394	3.38%	0.88%
Due after one year through five years	20,927	21,712	4.57%	1.88%	61,897	65,252	12.68%	1.50%
Due after five years through ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

Mortgage-backed securities and CMOs (3)
Due in one year or less	28	29	0.01%	1.11%	23	23	0.01%	1.35%
Due after one year through five years	6,608	7,066	1.49%	1.60%	6,217	6,618	1.29%	1.62%
Due after five years through ten years	12,215	13,181	2.77%	1.70%	19,034	20,767	4.04%	1.64%
Due after ten years	78,366	86,292	18.15%	2.66%	67,942	77,330	15.03%	1.77%

Municipal obligations
Due in one year or less	2,529	2,533	0.53%	3.52%	1,320	1,323	0.26%	3.13%
Due after one year through five years	25,065	26,071	5.48%	2.54%	20,422	21,272	4.13%	2.54%
Due after five years through ten years	37,334	39,483	8.30%	2.86%	38,386	41,165	8.00%	2.83%
Due after ten years	82,537	90,962	19.13%	2.80%	90,762	105,179	20.44%	2.93%

	$437,271	$468,549	98.53%		$460,819	$507,466	98.64%

SECURITIES HELD TO MATURITY (2)
Corporate notes:
Due in one year or less	$-	$-	0.00%	0.00%	$-	$-	0.00%	0.00%
Due after one year through five years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after five years through ten years	1,279	2,000	0.42%	3.28%	1,507	2,000	0.39%	3.25%
Due after ten years	3,167	5,000	1.05%	3.92%	3,804	5,000	0.97%	3.92%

	$4,446	$7,000	1.47%		$5,311	$7,000	1.36%

(1)	Yields are calculated on a fully taxable equivalent basis using a marginal federal income tax rate of 21%. Weighted average yields are calculated using average prepayment rates for the most recent three-month period.
(2)	Securities held to maturity are carried at amortized cost.
(3)	The expected maturities of mortgage-backed securities and CMOs may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

ACL on Available for Sale Debt Securities

For available for sale (“AFS”) debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL on Held to Maturity Debt Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The held to maturity securities portfolio includes subordinated debt obligations issued by other bank holding companies.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2023, the estimated reserve was immaterial.

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

The following table presents the maturity distribution of time deposits that are in excess of the FDIC insurance limit (currently $250,000) as of December 31, 2023.

Maturity Period	Balance
(In thousands)

Three months or less	$14,578
Three through six months	10,556
Six through twelve months	2,942
Over twelve months	1,852
Total	$29,928

Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $319.5 million and $393.7 million at December 31, 2023 and 2022, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2023			2022
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$205,534	20.04%	$(49,308)	$254,842	24.02%	$12,157
NOW accounts	391,233	38.16%	(3,192)	394,425	37.20%	1,750
Savings accounts	237,542	23.17%	(42,395)	279,937	26.40%	11,169
Money market accounts	65,315	6.37%	(16,021)	81,336	7.67%	7,555
Fixed rate time deposits
which mature:
Within one year	110,686	10.80%	84,398	26,288	2.48%	(6,887)
After one year, but within three years	12,467	1.22%	(3,610)	16,077	1.52%	(2,830)
After three years, but within five years	2,434	0.24%	(5,057)	7,491	0.71%	1,920
After five years	-	0.00%	-	-	0.00%	-
Total	$1,025,211	100.00%	$(35,185)	$1,060,396	100.00%	$24,834

Borrowings. The Bank relies upon advances from the FHLB and other sources to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by certain investment securities and first mortgage loans. The Bank also uses retail repurchase agreements as a source of borrowings.

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

On March 12, 2023, the FRB created the Bank Term Funding Program (“BTFP”) to make additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties.

The Bank utilized both advances from the FHLB and borrowings under the BTFP throughout the year ended December 31, 2023. The Bank had $21.5 million in borrowings outstanding under the BTFP at an interest rate of 4.89% with a remaining term less than 12 months at December 31, 2023. The Bank had no outstanding advances from the FHLB at December 31, 2023. The Bank had no borrowed funds as of or at the year ended December 31, 2022. See Note 10 in the accompanying Notes to Consolidated Financial Statements for additional information regarding the Bank’s utilization of borrowed funds during the year ended December 31, 2023.

The Bank also has an unsecured federal funds purchased line of credit through Independent Correspondent Bankers’ Bank with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2023, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2023.

Subsidiary Activities

The Bank is a subsidiary and is wholly-owned by the Company. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc., incorporated to hold a portion of the Bank's real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank acquired in connection with the acquisition of Peoples that is currently inactive. FHB Risk Mitigation Services, Inc. (“Captive”) is a wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance may not be currently available or economically feasible in the insurance marketplace. On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may result in the Captive being considered a listed transaction. The proposed regulations include the possibility of material tax expense to the consolidated group if finalized in their current form. The Captive was formally dissolved with all remaining assets transferred to the Company in December 31, 2023.

Human Capital

As of December 31, 2023, the Bank had 177 full-time employees and 35 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

We regularly solicit feedback from our employees to gain a better understanding of why they may enjoy working at the Bank and what areas of improvement there may be. Feedback from such surveys is reviewed by senior management, including our Chief Executive Officer and the leader of each of our business units, and is generally used to develop ways in which our employees’ experiences can be improved and/or work can become more efficient. We believe that our relations with employees are positive. We feel that way, in part, because of the benefits we offer. For example, we make a contribution equal to 3% of an employee’s eligible compensation under our 401(k) plan each pay period regardless of whether such employee also contributed. Our contribution is in the form of cash and is invested according to the employee’s current investment allocation. We also offer a variety of other benefits such as a tuition reimbursement plan, Health Savings Accounts contributions and generous paid time off policies.

Additionally, the health and safety of our employees is always the highest priority, we continuously evaluate our efforts and we make changes or accommodations to help ensure employees remain healthy, safe, and productive.

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

The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with its regulatory agencies concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The IDFI and FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the IDFI, FDIC, Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

Activities Restrictions. The Company is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision and regulation of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act generally limits the business in which a bank holding company and its subsidiaries may engage to banking or managing or controlling banks and those activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board ) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the Federal Reserve Board ), without prior approval of the Federal Reserve Board. The Company is a financial holding company within the meaning of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”). As a qualified financial holding company, the Company is eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the GLB Act.

To commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

With some limited exceptions, the BHC Act requires the prior approval of the Federal Reserve Board to acquire more than a 5% voting interest of any bank or bank holding company.

Source of Strength. The Federal Reserve Board has issued regulations requiring a bank holding company to serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support to their subsidiary depository institutions in times of financial stress.

Dividends. The Federal Reserve Board’s policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and their holding companies. Depository institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. As a general matter, the Federal Reserve Board has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company's capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. Notwithstanding the availability of funds for dividends, however, a banking regulator may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

Repurchase or Redemption of Shares. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board . The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

Acquisition of the Company. The BHC Act, the Bank Merger Act (which is the popular name for Section 18(c) of the Federal Deposit Insurance Act) and other federal and state statutes regulate acquisitions of banks and bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board before a bank holding company may acquire more than a 5% voting interest or substantially all the assets of any bank or bank holding company. Banks must also seek prior approval from their primary state and federal regulators for any such acquisitions. In reviewing applications seeking approval for mergers and other acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and the effectiveness of the subject organizations in combating money laundering activities.

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

The capital guidelines divide a bank holding company’s or bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary capital (“Tier II”) includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the ACL on loans, subject to certain limitations, less required deductions. The regulations also require the maintenance of a leverage ratio designed to supplement the risk-based capital guidelines.

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

Basel III also introduced other changes, including an increase in the capital required for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Banking organizations with less than $15 billion in assets as of December 31, 2010 are permitted to retain non-qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $1 billion in assets are exempt from these capital requirements.

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR was 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2023 and, as of that date, its CBLR was 9.92%, meeting all capital adequacy requirements in effect at that date.

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

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls, is under common control with, or, to a certain extent, controlled by the Bank, including the Company and its other subsidiaries) is limited by federal law. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by the Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Enforcement. The Federal Reserve Board has primary enforcement responsibility over the Company and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Generally, the Federal Reserve Board takes formal enforcement actions against the above entities and individuals for violations of laws, rules, or regulations, unsafe or unsound practices, breaches of fiduciary duty, and violations of final orders. Formal enforcement actions include cease and desist orders, written agreements, prompt corrective action directives, removal and prohibition orders, and orders assessing civil money penalties. Civil penalties cover a wide range of violations and can amount to $2 million in especially egregious cases. State nonmember banks are regulated by the FDIC and state regulators.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2023 of $1.7 million.

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

Federal Reserve System

Previously, the Federal Reserve Board regulations required banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). However, effective March 26, 2020, the Federal Reserve Board set reserve requirement ratios to 0.0%, and the requirement remained at 0.0% at December 31, 2023. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

On March 12, 2020, the SEC finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020. Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year. The Company met this expanded category of smaller reporting company based on the 2019 fiscal year and is no longer considered an accelerated filer. If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer.” The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for SEC reporting purposes if a company is not an accelerated or large accelerated filer. Therefore, the Company’s independent registered public accounting firm was not required for SEC reporting purposes to attest on internal control over financial reporting as of December 31, 2023.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the years ended December 31, 2021, 2022 and 2023, Indiana imposed a franchise tax based on a financial institution’s adjusted gross income as defined by statute at rates of 5.50%, 5.00% and 4.90%, respectively. The Indiana franchise tax rate will remain at 4.90% in future years. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed. The Company’s Indiana tax returns for 2018, 2019 and 2020 were audited by the Indiana Department of Revenue during 2022.

Kentucky. For the years ended December 31, 2021, 2022 and 2023, the Company was subject to Kentucky Corporate income taxes at a rate of 5.00%. The Company’s Kentucky tax returns have not been audited in the past five years.

ITEM 1A.         RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or those we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may impair or materially and adversely affect our business, results of operations, and financial condition. The risks are organized in the following categories:

●	Credit Risk
●	Liquidity and Interest Rate Risk
●	Operational Risk
●	Strategic and External Risk
●	Regulatory, Compliance, Legal, and Reputational Risk
●	Risks Related to the Company’s Stock
●	General Risk Factors

Credit Risk

We may not be able to measure and limit our credit risk adequately, which could adversely affect our profitability.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions. Many of our loans are made to small to medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. If the overall economic climate in the United States, generally, or in our market specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of multifamily residential, real estate construction and other commercial real estate loans include the quality of management of the business and tenant vacancy rates.

Our risk management practices, such as monitoring the concentration of our loans within specific markets and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our ACL on loans, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have an adverse effect on our business, financial condition and results of operations.

Higher loan losses could require the Company to increase its ACL on loans and unfunded commitments through a charge to earnings.

When we loan, or commit to loan, money we incur the risk that our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the credit losses inherent in our loan portfolio and have credit losses exceeding the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our ACL on loans and unfunded commitments at any particular date may not be sufficient to cover future loan losses. We may be required to increase our ACL on loans and unfunded commitments, thus reducing earnings.

Commercial business lending may expose the Company to increased lending risks.

At December 31, 2023, the Bank’s commercial business loan portfolio amounted to $68.2 million, or 11.0% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2023, the Bank’s commercial real estate loan portfolio amounted to $168.8 million, or 27.2% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in losses.

At December 31, 2023, our non-performing assets, consisting entirely of non-performing loans, totaled $1.8 million, or 0.28% of our gross loans and 0.15% of our total assets. Our non-performing loans adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in repossession and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and repossessed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.

Liquidity and Interest Rate Risk

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2023, $302.0 million, or 48.6% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital, and other general purposes. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of consumer and commercial deposits, which we supplement with other sources, such as wholesale deposits made up of brokered deposits. Such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return profile. If clients move money out of bank deposits and into other investments, we may increase our utilization of wholesale deposits, FHLB advances, FRB borrowing facilities and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our targeted in-market deposits, they are more likely to move to the highest rate available. In addition, the use of brokered deposits without regulatory approval is limited to banks that are “well capitalized” according to regulation. If the Bank is unable to maintain its capital levels at “well capitalized” minimums, we could lose a significant source of funding, which would force us to utilize different wholesale funding or potentially sell assets at a time when pricing may be unfavorable, increasing our funding costs and reducing our net interest income and net income.

Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Community banks generally have less access to the capital markets than do national, regional, and super-regional banks because of their smaller size and limited analyst coverage. During periods of economic turmoil or decline, the financial services industry and the credit markets generally may be materially and adversely affected by declines in asset values and by diminished liquidity. Under such circumstances, the liquidity issues are often particularly acute for community banks, as larger financial institutions may curtail their lending to regional and community banks to reduce their exposure to the risks of other banks. Correspondent lenders may also reduce or even eliminate federal funds lines for their correspondent clients in difficult economic times.

As a result, we rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our business, results of operations, and financial condition.

The Company is a bank holding company and its sources of funds necessary to meet its obligations are limited.

The Company is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, pay our obligations, and meet our debt service requirements is derived primarily from dividends received from the Bank. Future dividend payments by the Bank to us will require the generation of future earnings by the Bank and are subject to certain regulatory guidelines. If the Bank is unable to pay dividends to us, we may not have the resources or cash flow to pay or meet all of our obligations.

Operational Risk

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

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, control, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, information and cyber security risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations, and financial condition.

We are subject to changes in accounting principles, policies, or guidelines.

Our financial performance is impacted by accounting principles, policies, and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the FASB and SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring and more drastic changes may occur in the future. The implementation of such changes could have a material adverse effect on our business, results of operations, and financial condition.

Strategic and External Risk

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

Major disruptions in the capital markets and significant increases in market interest rates experienced in recent years have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of our investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of a credit loss through a valuation allowance, which could have a material adverse effect on our financial condition and results of operations.

Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security historically experienced extremely low default rates, municipal securities are subject to systemic risk since cash flows generally depend on (i) the ability of the issuing authority to levy and collect taxes or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of a partial credit loss through a valuation allowance or total loss, which could have a material adverse effect on our financial condition and results of operations.

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

Regulatory, Compliance, Legal, and Reputational Risk

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Company’s common stock.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board, IDFI and FDIC, our primary regulators. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our ACL on loans, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.

The BSA, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the Financial Crimes Enforcement Network, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by OFAC, which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations, and financial condition may be adversely affected.

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

Our internal controls may be ineffective.

Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could cause us to report a material weakness in internal control over financial reporting and conclude that our controls and procedures are not effective, which could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

The Company’s cybersecurity risk management program is integrated into our enterprise risk management program and is designed to expeditiously identify, analyze and protect against security threats to its computer systems, software, networks, storage devices and other technology assets. Our management team, with input from our Board of Directors, proactively manages the Company’s cybersecurity risks to avoid or minimize the impacts of attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt service, sabotage systems or cause other damage. Specifically, the Company has appointed a Chief Information Officer (“CIO”) to maintain a comprehensive information security program. Our strategy includes a continuous improvement mindset along with a defense in depth approach to cybersecurity. Our layered security architecture consists of innovative technology to detect, prevent, and mitigate cybersecurity threats. Ongoing proactive analysis of cyber threat intelligence ensures that we are taking the appropriate counter measures to defend against the latest threats. We use monitoring and preventive controls to detect and respond swiftly to data breaches and cyber threats involving our systems. We regularly evaluate our systems and controls and implement upgrades as necessary. This includes regular consultation with external cybersecurity experts. In addition, we participate in external tabletop exercises on a regular basis in addition to conducting our own internal tests of our systems. We also attempt to reduce our exposure to our vendors' data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions. The additional cost to us of data and cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and testing firms, insurance premium costs, legal fees and the cost of personnel who focus a substantial portion of their responsibilities on data security and cybersecurity.

The Company uses an Agility Preparedness Plan (“Agility Plan”), along with incident response policies, to enable management to respond timely to cybersecurity incidents, coordinate such responses within the Company and with our Board of Directors, notify law enforcement, regulatory bodies, and other government agencies, and notify customers and employees. The Agility Plan provides a documented framework for identifying and responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the Crisis Management Team (“CMT”). The CMT facilitates coordination across key stakeholders of the Company. The Company’s CIO and key members of management are members of the CMT. The Company provides the CIO and the information security team the latest tools and techniques to protect the confidentiality, integrity and availability of the Company’s data for the benefit of our customers, employees and shareholders. We regularly engage third-party consultants to assess the effectiveness of our strategy, tools and techniques, and overall information security program. Independent oversight and assurance activities specifically include internal audits, vulnerability assessments and penetration testing. The Company’s cybersecurity professionals are well-trained on how to protect customer and employee information through ongoing education and awareness initiatives. The CIO and other members of the information technology team receive ongoing training related to developing threats, proactive solutions and industry best practices in order to effectively protect the Company and its stakeholders.

The Company maintains a third-party risk management program designed to identify, analyze and monitor risks, including cybersecurity risks, associated with vendors and outside service providers. Our vendor risk management team collaborates closely with the information security team to ensure third parties meet certain information security control requirements. Our information security team proactively monitors our internal systems and email gateways for phishing email attacks. Remote connections are also assessed and monitored given a portion of our workforce works remotely. Personnel serve as members of both teams helping to effectively identify and communicate issues as they develop.

Our Board of Directors provides direction and oversight over the Company’s enterprise-wide risk management program, including risks related to cybersecurity. The entire Board of Directors is provided regular updates regarding the Company’s information technology policies, procedures, risks and operating status. These updates include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

Cybersecurity incidents are managed through the Agility Plan, and other appropriate response policies, which provide direction to management allowing for the timely transfer of information throughout the organization. Our policy requires material incidents to be reported within 36 hours after an incident is determined to be material with the materiality determination to be completed without unreasonable delay. The CMT has developed a plan to facilitate making timely determinations as to whether and when incidents should be disclosed. If a material incident occurs, the Company will describe in detail the material aspects and nature, scope and timing of the incident, along with the impact to its financial condition and results of operations via the timely filing of Form 8-K.

To our knowledge, previous cybersecurity incidents have not materially affected the Company, its business strategy, financial condition or results of operation. With regard to the possible impact of future cybersecurity threats or incidents, see "Item 1A. Risk Factors."

ITEM 2.         PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2023.

				Approximate
	Year	Net Book	Owned/	Square
Location	Opened	Value (1)	Leased	Footage
	(Dollars in thousands)
Main Office:
220 Federal Drive, NW
Corydon, Indiana 47112	1997	1,356	Owned	12,000

Branch Offices:
391 Old Capital Plaza, NE
Corydon, Indiana 47112	1997	64	Leased (2)	425

8095 State Highway 135, NW
New Salisbury, Indiana 47161	1999	399	Owned	3,500

710 Main Street
Palmyra, Indiana 47164	1991	671	Owned	6,000

9849 Highway 150
Greenville, Indiana 47124	1986	207	Owned	2,484

5100 State Road 64
Georgetown, Indiana 47122	2008	948	Owned	4,988

4303 Charlestown Crossing
New Albany, Indiana 47150	1999	639	Owned	3,500

3131 Grant Line Road
New Albany, Indiana 47150	2003	1,198	Owned	12,200

5609 Williamsburg Station Road
Floyds Knobs, Indiana 47119	2003	491	Owned	4,160

2744 Allison Lane
Jeffersonville, Indiana 47130	2003	911	Owned	4,090

1312 S. Jackson Street
Salem, Indiana 47167	2007	662	Owned	3,400

2420 Barron Avenue, NW
Lanesville, Indiana 47136	2010	623	Owned	1,450

7735 Highway 62
Charlestown, Indiana 47111	2017	1,347	Owned	2,500

1612 Highway 44 East
Shepherdsville, Kentucky 40165	1980	2,158	Owned	11,892

130 S. Buckman Street
Shepherdsville, Kentucky 40165	1962	242	Owned	3,840

550 John Harper Highway
Shepherdsville, Kentucky 40165	1999	1,430	Owned	6,648

100 S. Bardstown Road
Mount Washington, Kentucky 40047	1991	925	Owned	5,169

140 S. Poplar Street
Lebanon Junction, Kentucky 40150	1973	142	Owned	2,795

(1) Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Lease expires in April 2025.

ITEM 3.         LEGAL PROCEEDINGS

At December 31, 2023, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2023, the Company had 892 stockholders of record and 3,350,660 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers. See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2023 and 2022 as reported by NASDAQ.

				Market Price
	High Sale	Low Sale	Dividends	end of Period
2023:
First Quarter	$28.99	$23.48	$0.27	$25.65
Second Quarter	31.50	22.85	0.27	30.80
Third Quarter	37.90	26.00	0.27	27.75
Fourth Quarter	29.99	22.95	0.27	27.90

2022:
First Quarter	$41.67	$38.51	$0.26	$39.20
Second Quarter	39.10	26.51	0.26	27.09
Third Quarter	31.77	25.70	0.26	25.71
Fourth Quarter	27.60	22.97	0.26	24.90

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

Unregistered Sales and Repurchases of Equity Securities

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier. There were no shares purchased under the stock repurchase program during the quarter ended December 31, 2023. The maximum number of shares that may yet be purchased under the plan is 115,828.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2023	-	N/A	-	115,828

November 1 through November 30, 2023	-	N/A	-	115,828

December 1 through December 31, 2023	-	N/A	-	115,828

Total	-	N/A	-

Equity Compensation Plan Information

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6.         [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

As the holding company for the Bank, the Company conducts its business primarily through the Bank. The Bank’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting primarily of deposits and borrowings from the FHLB and BTFP. The Bank’s net income is also affected by, among other things, fee income, provisions for credit losses, operating expenses and income tax provisions. The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the intended actions of the regulatory authorities.

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Indicators include the following:

●

Net income and earnings per share – Net income attributable to the Company was $12.8 million, or $3.82 per diluted share for 2023 compared to $11.9 million, or $3.55 per diluted share for 2022 and $11.4 million, or $3.41 per diluted share for 2021.

●

Return on average assets and return on average equity – Return on average assets for 2023 was 1.12% compared to 1.03% for 2022 and 1.05% for 2021, and return on average equity for 2023 was 14.03% compared to 13.07% for 2022 and 10.15% for 2021.

●

Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 61.6% for 2023 compared to 62.3% for 2022 and 64.8% for 2021.

●

Asset quality – Net loan charge-offs totaled $217,000 for 2021, $261,000 for 2022 and $469,000 for 2023, and the ratio of net charge-offs to average loans outstanding remained virtually unchanged at 0.04% for 2021, 0.05% for 2022 and 0.08% for 2023. In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) increased slightly from $1.5 million, or 0.13% of total assets, at December 31, 2022 to $1.8 million, or 0.15% of total assets, at December 31, 2023. The ACL on loans was 1.29% of total outstanding loans and 457.2% of nonaccrual loans at December 31, 2023 compared to 1.20% of total outstanding loans and 454.5% of nonaccrual loans at December 31, 2022.

●

Shareholder return – Total annual shareholder return, including the increase in the Company’s stock price from $24.90 at December 31, 2022 to $27.90 at December 31, 2023 and dividends of $1.08 per share, was 16.4% for 2023 compared to -36.0% for 2022 and -31.4% for 2021. The total return for the three-year period was -48.9%.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

●

Monitoring asset quality and credit risk in the loan and investment portfolios, with an emphasis on those heavily impacted by the pandemic, and originating high-quality commercial and consumer loans. In 2024, management will continue to focus on maintaining the reduced level of nonperforming assets through improved collection efforts and underwriting on nonperforming loans.

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

●

Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. Our focus in 2024 will be to continue the enhancement and expansion of our customer relationships in these and surrounding markets.

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

ACL on Loans. The ACL is a valuation account that is deducted from an asset’s amortized cost basis to present the net amount expected to be collected on the asset. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged-off.

The Company utilizes a combination of methods in determining expected future credit losses, including the Open Pool/Snapshot method, which starts with a loan portfolio’s composition at a point in time and tracks that portfolio’s performance in subsequent periods until final disposition, and the Weighted Average Remaining Maturity method, which uses average annual charge-off rates and the remaining life of the loan to estimate the ACL. For the Company’s loan portfolios, the remaining contractual life for each loan is adjusted by the expected scheduled payments and estimated prepayments. The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data.

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

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The ACL is measured on a collective (pooled) basis when similar risk characteristics exist. When a loan no longer exhibits risk characteristics similar to those of the loan portfolio, management individually evaluates that loan for a specific allocation of the ACL. Specific reserves on individually analyzed loans are determined by comparing the loan balance to the present value of expected cash flows or expected collateral proceeds.

Management reviews the level of the ACL on loans at least quarterly. Although we believe that we use the best information available to establish the ACL on loans, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the IDFI and FDIC, as an integral part of their examination process, periodically review our ACL on loans and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. Note 1 and Note 4 of the accompanying Notes to Consolidated Financial Statements describe the methodology used to determine the ACL on loans.

Valuation Methodologies. In the ordinary course of business, management applies various valuation methodologies to assets and liabilities that often involve a significant degree of judgment, particularly when active markets do not exist for the items being valued. Generally, in evaluating various assets for potential impairment, management compares the fair value to the carrying value. Quoted market prices are referred to when estimating fair values for certain assets, such as certain investment securities. For investment securities for which quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. However, for those items for which market-based prices do not exist and an independent pricing service is not readily available, management utilizes significant estimates and assumptions to value such items. Examples of these items include goodwill and other intangible assets, acquired loans and deposits, foreclosed and other repossessed assets, collateral dependent loans, stock-based compensation and certain other financial investments. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations. Note 19 of the accompanying Notes to Consolidated Financial Statements describes the methodologies used to determine the fair value of investment securities, collateral dependent loans, loans held for sale and foreclosed real estate. There were no changes in the valuation techniques and related inputs used during the year ended December 31, 2023.

Selected Financial Data.

The consolidated financial data presented below is qualified in its entirety by the more detailed financial data appearing elsewhere in this report, including the Company's audited consolidated financial statements.

FINANCIAL CONDITION DATA:	At December 31,

	2023	2022	2021	2020	2019
	(In thousands)

Total assets	$1,157,880	$1,151,400	$1,156,603	$1,017,551	$827,496
Cash and cash equivalents (1)	38,670	66,298	172,509	175,888	51,360
Securities available for sale	437,271	460,819	447,335	283,502	254,562
Securities held to maturity	7,000	7,000	2,000	-	-
Interest-bearing time deposits	3,920	3,677	4,839	6,396	6,490
Net loans	614,409	557,958	483,287	500,331	466,494
Deposits	1,025,211	1,060,396	1,035,562	900,461	722,177
Borrowings	21,500	-	-	-	-
Stockholders' equity, net of noncontrolling interest in subsidiary	105,233	85,158	113,828	110,639	98,836

	For the Year Ended
OPERATING DATA:	December 31,

	2023	2022	2021	2020	2019
	(In thousands)

Interest income	$43,605	$33,940	$29,460	$29,647	$32,054
Interest expense	9,017	1,594	1,128	1,561	1,960
Net interest income	34,588	32,346	28,332	28,086	30,094
Provision for (recapture of) credit losses	1,141	950	(325)	1,801	1,425
Net interest income after provision for (recapture of) credit losses	33,447	31,396	28,657	26,285	28,669
Noninterest income	7,632	7,927	9,551	8,599	6,926
Noninterest expense	26,028	25,088	24,531	23,048	23,270
Income before income taxes	15,051	14,235	13,677	11,836	12,325
Income tax expense	2,248	2,320	2,240	1,692	1,987
Net Income	12,803	11,915	11,437	10,144	10,338
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income attributable to First Capital Inc.	$12,790	$11,902	$11,424	$10,131	$10,325

PER SHARE DATA (2):
Net income - basic	$3.82	$3.55	$3.41	$3.03	$3.10
Net income - diluted	3.82	3.55	3.41	3.02	3.09
Dividends	1.08	1.04	1.04	0.96	0.95

(1) Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2) Per share data excludes net income attributable to noncontrolling interests.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2023	2022	2021	2020	2019
Performance Ratios:

Return on assets (1)	1.12%	1.03%	1.05%	1.12%	1.26%
Return on average equity (2)	14.03%	13.07%	10.15%	9.64%	11.13%
Dividend payout ratio (3)	28.27%	29.30%	30.50%	31.68%	30.65%
Average equity to average assets	7.97%	7.89%	10.37%	11.57%	11.36%
Interest rate spread (4)	2.85%	2.90%	2.80%	3.32%	3.93%
Net interest margin (5)	3.16%	2.95%	2.84%	3.39%	4.02%
Non-interest expense to average assets	2.28%	2.17%	2.26%	2.54%	2.85%
Average interest earning assets to average interest bearing liabilities	138.88%	140.23%	139.51%	137.42%	134.04%

Regulatory Capital Ratios (Bank only):

Community bank leverage ratio (6)	9.92%	9.18%	8.84%	9.37%	10.01%
Tier 1 risk-based capital ratio					14.03%
Common equity tier 1 capital ratio					14.03%
Total risk-based capital ratio					14.90%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	0.28%	0.27%	0.28%	0.29%	0.38%
Nonperforming assets as a percent of total assets (8)	0.15%	0.13%	0.12%	0.14%	0.24%
Allowance for credit losses as a percent of gross loans receivable	1.29%	1.20%	1.25%	1.31%	1.08%

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

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net Income. Net income attributable to the Company was $12.8 million ($3.82 per share diluted; weighted average common shares outstanding of 3,347,341, as adjusted) for the year ended December 31, 2023 compared to $11.9 million ($3.55 per share diluted; weighted average common shares outstanding of 3,355,023, as adjusted) for the year ended December 31, 2022.

Net Interest Income. Net interest income increased $2.2 million, or 6.9%, from $32.3 million for 2022 to $34.6 million for 2023 primarily due to increases in the average tax-equivalent yield on interest-earning assets partially offset by increases in the average balance and cost of interest-bearing liabilities.

Total interest income increased $9.7 million for 2023 as compared to 2022. The increase was primarily due to an increase in the tax-equivalent yield on interest-earning assets increased from 3.10% in 2022 to 3.96% in 2023, primarily due to the increase in short-term interest rates by the Federal Open Market Committee during 2022 and 2023. Interest on loans increased $8.4 million when comparing the two periods due to an increase in the average balance of loans from $530.2 million in 2022 to $590.6 million in 2023. Interest and dividends on investment securities (including FHLB stock) increased $1.3 million for 2023 compared to 2022 due to an increase in the average balance of investment securities from $495.6 million for 2022 to $506.5 million for 2023 in addition to an increase in the tax-equivalent yield on investment securities from 1.73% in 2022 to 1.95% in 2023. Other interest income increased $6,000 for 2023 as compared to 2022 primarily due to the tax equivalent yield of federal funds sold increasing from 1.24% to 5.07% when comparing the two periods, almost entirely offset by a decrease in the average balance of federal funds sold from $92.0 million for 2022 to $19.5 million for 2023.

Total interest expense increased $7.4 million, from $1.6 million for 2022 to $9.0 million for 2023, due to increases in the average cost of interest-bearing liabilities from 0.20% for 2022 to 1.11% for 2023 and in the average balance of interest-bearing liabilities from $802.8 million for 2022 to $809.2 million for 2023. The Company’s average balance of interest-bearing deposits decreased from $802.8 million for 2022 to $794.4 million for 2023 while the average cost of interest-bearing deposits increased from 0.20% for 2022 to 1.04% for 2023. The Company had average outstanding advances from the FHLB of $6.1 million with an average rate of 5.59% and average outstanding borrowings under the FRB’s BTFP of $8.6 million with an average rate of 5.05% during 2023. The Company’s total average outstanding balance of borrowings during 2023 was $14.7 million with an average rate of 5.27%. There were no outstanding borrowed funds during 2022. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread (tax equivalent basis) decreased from 2.90% for 2022 to 2.85% for 2023. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2023 and 2022 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Credit Losses. Effective January 1, 2023, the Company adopted the FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), as amended, and commonly referred to as the Current Expected Credit Loss model ("CECL"), under the modified retrospective method. The adoption replaced the allowance for loan losses with the ACL on loans on the consolidated balance sheets and replaced the related provision for loan losses with the provision for credit losses on loans on the consolidated statements of income. Upon adoption, the Company recorded an increase in the beginning ACL on loans of $561,000, increasing the ACL on loans as a percentage of loans receivable to 1.29% as compared to 1.20% at December 31, 2022 prior to adoption. In addition, the Company established an ACL related to unfunded loan commitments of $131,000 upon adoption of CECL. The use of the modified retrospective method of adoption resulted in the Company recording a $529,000 reduction (net of tax) in retained earnings as of January 1, 2023.

Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $950,000 for 2022 to $1.1 million for 2023 primarily due to loan growth and increased net charge-offs. Total loans outstanding increased $57.7 million during 2023 in addition to the $75.3 increase in 2022. The Bank recognized net charge-offs of $469,000 for 2023 compared to $261,000 for 2022. In addition, nonperforming loans increased from $1.3 million at December 31, 2022 to $1.8 million at December 31, 2023.

Noninterest Income. Noninterest income decreased $295,000 for 2023 as compared to 2022 primarily due to decreases in gains on the sale of loans and commission and fee income of $412,000 and $370,000, respectively. These were partially offset by increases in ATM and debit card fees and service charges on deposit accounts of $144,000 and $70,000, respectively, in addition to a decrease of $207,000 in the unrealized loss on equity securities. In addition, the Company recognized a $40,000 net gain on sale of securities during 2023 compared to no such gain during 2022.

The $40,000 net gain on sale of securities was a result of the Company’s regular evaluation of its entire securities portfolio. During 2023, the Company selected and sold securities available for sale with a market value of $20.6 million and an amortized cost basis of $20.8 million resulting in a net loss of $114,000. The net loss was more than offset by the $157,000 gain on sale of the Company’s VISA Class B stock in September 2023. The strategy for both sales was the enhancement of long-term earnings.

Noninterest Expense. Noninterest expenses increased $940,000 for 2023 as compared to 2022. This was primarily due to increases in compensation and benefits, data processing expenses, and other expenses of $305,000, $417,000 and $372,000, respectively, when comparing the two periods. The increases were partially offset by decreases of $53,000 and $77,000 in professional fees and occupancy and equipment expenses, respectively. The increase in other expenses was due primarily to increases in FDIC insurance premiums and fraud losses of $203,000 and $163,000, respectively, in addition to general inflationary increases across multiple other expenses. These were partially offset by a $128,000 decrease in expenses, including the payout of loss claims, associated with the Company’s wholly owned captive insurance subsidiary which ceased regular operations in August and was formally dissolved in December 2023.

Income Tax Expense. Income tax expense decreased $72,000 for 2023 as compared to 2022 resulting in an effective tax rate of 14.9% for 2023, compared to 16.3% for 2022. The decrease in the effective tax rate for 2023 is primarily due to increased benefits of investments in tax credit entities during the year. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

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

	Year ended December 31,
	2023			2022			2021
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2) (3):
Taxable	$582,465	$33,153	5.69%	$521,945	$24,768	4.75%	$489,803	$23,571	4.81%
Tax-exempt	8,144	249	3.06%	8,214	240	2.92%	8,680	255	2.94%
Total loans	590,609	33,402	5.66%	530,159	25,008	4.72%	498,483	23,826	4.78%

Investment securities:
Taxable (4)	358,860	5,635	1.57%	348,431	4,509	1.29%	241,444	2,660	1.10%
Tax-exempt	147,667	4,236	2.87%	147,215	4,056	2.76%	122,506	3,423	2.79%
Total investment securities	506,527	9,871	1.95%	495,646	8,565	1.73%	363,950	6,083	1.67%

Federal funds sold	19,512	989	5.07%	91,982	1,137	1.24%	149,864	189	0.13%
Other interest-earning assets (5)	7,079	285	4.03%	7,918	132	1.67%	12,414	135	1.09%
Total interest-earning assets	1,123,727	44,547	3.96%	1,125,705	34,842	3.10%	1,024,711	30,233	2.95%

Noninterest-earning assets	20,139			28,849			61,048
Total assets	$1,143,866			$1,154,554			$1,085,759

Interest-bearing liabilities:
Interest-bearing demand deposits	$447,895	$4,652	1.04%	$466,476	$928	0.20%	$427,381	$508	0.12%
Savings accounts	255,126	917	0.36%	282,455	357	0.13%	245,142	167	0.07%
Time deposits	91,423	2,672	2.92%	53,851	309	0.57%	62,008	453	0.73%
Total deposits	794,444	8,241	1.04%	802,782	1,594	0.20%	734,531	1,128	0.15%

FHLB advances	6,084	340	5.59%	-	-	0.00%	-	-	0.00%
BTFP advances	8,632	436	5.05%	-	-	0.00%	-	-	0.00%
Total borrowings	14,716	776	5.27%	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	809,160	9,017	1.11%	802,782	1,594	0.20%	734,531	1,128	0.15%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	236,471			255,113			232,196
Other liabilities	7,056			5,591			6,487
Total liabilities	1,052,687			1,063,486			973,214
Stockholders' equity (6)	91,179			91,068			112,545

Total liabilities and stockholders' equity	$1,143,866			$1,154,554			$1,085,759

Net interest income (tax equivalent basis)		$35,530			$33,248			$29,105
Less: tax equivalent adjustment		(942)			(902)			(773)
Net interest income		$34,588			$32,346			$28,332

Interest rate spread			2.85%			2.90%			2.80%

Net interest margin			3.16%			2.95%			2.84%

Ratio of average interest-earning assets to average interest-bearing liabilities			138.88%			140.23%			139.51%

(1) Interest income on loans includes fee income of $961,000, $925,000, and $2.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Average loan balances include loans held for sale and nonperforming loans.

(3)  Interest income on loans includes net accretion on acquired loans of $10,000 and $1,000 for the the years ended December 31, 2022 and 2021, respectively.  There was no net accretion of acquired loans for the year ended December 31, 2023.

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

	2023 Compared to 2022				2022 Compared to 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$4,941	$2,875	$569	$8,385	$(298)	$1,514	$(19)	$1,197
Tax-exempt	11	(2)	-	9	(2)	(13)	-	(15)
Total loans	4,952	2,873	569	8,394	(300)	1,501	(19)	1,182

Investment securities:
Taxable	962	135	29	1,126	462	1,184	203	1,849
Tax-exempt	168	12	-	180	(38)	678	(7)	633
Total investment securities securities	1,130	147	29	1,306	424	1,862	196	2,482

Federal funds sold	3,527	(899)	(2,776)	(148)	1,665	(75)	(642)	948
Other interest-earnings assets	187	(14)	(20)	153	72	(49)	(26)	(3)
Total net change in income on interest-earning assets	9,796	2,107	(2,198)	9,705	1,861	3,239	(491)	4,609

Interest-bearing liabilities:
Interest-bearing deposits	6,734	(17)	(70)	6,647	337	95	34	466
Borrowed funds	-	-	776	776	-	-	-	-
Total net change in expense on interest-bearing liabilities	6,734	(17)	706	7,423	337	95	34	466

Net change in net interest income (tax equivalent basis)	$3,062	$2,124	$(2,904)	$2,282	$1,524	$3,144	$(525)	$4,143

Comparison of Financial Condition at December 31, 2023 and 2022

Total assets increased from $1.15 billion at December 31, 2022 to $1.16 billion at December 31, 2023 primarily due to an increase in net loans receivable partially offset by decreases in total cash and cash equivalents and securities available for sale.

Net loans receivable increased from $558.0 million at December 31, 2022 to $614.4 million at December 31, 2023. Increases in other construction, development and land, 1-4 family residential mortgage and commercial real estate loans of $29.1 million, $17.2 million and $7.4 million were only partially offset by a $908,000 decrease in 1-4 family residential construction loans. The Bank continued to sell the majority of newly originated fixed-rate residential mortgage loans in the secondary market. The Bank originated $31.6 million in residential mortgages for sale in the secondary market during 2023 compared to $49.2 million in 2022. Of the total originations for 2023, $9.8 million paid off existing loans in the Bank’s portfolio, the majority of which were construction loans. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, Treasury notes and bonds and municipal obligations, decreased from $460.8 million at December 31, 2022 to $437.3 million at December 31, 2023. Principal repayments of $15.8 million, maturities of $38.0 million and sales of $20.6 million during 2023 were only partially offset by purchases of $37.2 million of securities. There was also an unrealized gain of $15.3 million on the securities available for sale portfolio during 2023 due primarily to stabilizing market rates during the year. The Bank invests excess cash in securities that provide safety, liquidity and yield. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase U.S Treasury and federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents decreased from $66.3 million at December 31, 2022 to $38.7 million at December 31, 2023, as liquidity was used to fund loan growth and the Bank experienced net deposit outflows.

Total deposits decreased $35.2 million to $1.03 billion at December 31, 2023. During 2023, noninterest-bearing demand deposits, savings accounts and interest-bearing demand deposit accounts (including money market accounts) decreased $49.3 million, $42.4 million and $19.2 million, respectively. Time deposits increased by $75.7 million during 2023.

At December 31, 2023, the Company had $21.5 million in borrowings outstanding from the FRB under the BTFP. There were no borrowed funds outstanding at December 31, 2022. During the year ended December 31, 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB and the BTFP in order to meet daily liquidity requirements and to fund growth in earning assets.

Total stockholders’ equity attributable to the Company increased $20.1 million from $85.2 million at December 31, 2022 to $105.2 million at December 31, 2023. This increase is primarily the result of a $11.7 million net unrealized gain on available for sale securities and the $8.6 million increase in retained net income. The net unrealized gain on available for sale securities during 2023 is primarily due to decreases in market interest rates. As of December 31, 2023, the Company had repurchased 124,639 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 453,173 shares since the original repurchase program began in 2001.

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2023, the Bank had cash and cash equivalents of $38.7 million and securities available-for-sale with a fair value of $437.3 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, the FRB’s BTFP through the pledging of additional eligible collateral securities, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. At December 31, 2023, the Bank had total commitments to extend credit of $181.7 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2023, the Bank had certificates of deposit scheduled to mature within one year of $110.7 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank and the Captive. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2023, the Company (on an unconsolidated basis) had liquid assets of $3.8 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations. As previously mentioned in this report, in 2020 the Bank elected to opt in to the CBLR framework. As of December 31, 2023 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with a CBLR of 9.92%. See Note 18 in the accompanying Notes to Consolidated Financial Statements.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2023 and 2022 financial information.

	At December 31, 2023		At December 31, 2022
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$503	1.44%	$4,012	11.28%
200bp	354	1.01	2,683	7.54
100bp	199	0.57	1,345	3.78
Static	-	-	-	-
(100)bp	72	0.21	2,945	8.28
(200)bp	(48)	(0.13)	1,117	3.14
(300)bp	(734)	(2.10)	(798)	(2.25)

At December 31, 2023 and 2022, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2023 and 2022, an immediate and sustained decrease in rates of 1.00% would also increase the Company’s net interest income over a one year horizon compared to a flat rates scenario. Alternatively, at December 31, 2023, an immediate and sustained decrease in rates of 2.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario compared to an increase in the Company’s net interest income over a one year horizon compared to a flat interest rate scenario at December 31, 2022. Due to increasing market rates during 2022, the Company began modeling an immediate and sustained decrease of 3.00% and at both December 31, 2023 and 2022 the results would be a decrease in the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the year ended December 31, 2023, management evaluated and adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2023 and 2022 financial information.

	At December 31, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$206,434	$(4,405)	(2.09)%	19.65%	111bp
200bp	209,839	(1,000)	(0.47)	19.45	91bp
100bp	211,505	666	0.32	19.09	55bp
Static	210,839	-	-	18.54	0bp
(100)bp	209,270	(1,569)	(0.74)	17.94	(60)bp
(200)bp	204,705	(6,134)	(2.91)	17.10	(144)bp
(300)bp	191,171	(19,668)	(9.33)	15.61	(293)bp

	At December 31, 2022
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$322,611	$25,242	8.49%	30.96%	464bp
200bp	319,861	22,492	7.56	29.87	355bp
100bp	311,941	14,572	4.90	28.36	204bp
Static	297,369	-	-	26.32	0bp
(100)bp	306,021	8,652	2.91	26.36	4bp
(200)bp	271,270	(26,099)	(8.78)	22.76	(356)bp
(300)bp	227,786	(69,583)	(23.40)	18.62	(770)bp

The previous tables indicate that at December 31, 2023 and 2022 the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 200 and 300 basis point decrease in prevailing interest rates. At December 31, 2023, the Company would also expect decreases in its EVE in the event of sudden and sustained 200 and 300 basis points increases in prevailing interest rates as well as a sudden and sustained decrease of 100 basis points in prevailing interest rates. At December 31, 2022, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the year ended December 31, 2023, the Company adjusted deposit rate betas in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

The Company’s management assessed our internal control over financial reporting as of December 31, 2023, based in part upon certain assumptions about the likelihood of future events. In making this assessment, management used the criteria set forth in the 2013 “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each item is defined in Item 408 of Regulation S-K.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its subsidiaries. The Code of Ethics and Business Conduct is posted on the Company’s Internet website, www.firstharrison.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023 and is incorporated herein by reference.

(a)          Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023 and is incorporated herein by reference.

(b)          Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023 and is incorporated herein by reference.

(c)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)          Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	162,800
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	162,800

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:

Page Reference
	Report of Independent Registered Public Accounting Firm (PCAOB ID:590)	F-1
	Consolidated Balance Sheets at December 31, 2023 and 2022	F-3
	Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021	F-4
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	F-5
	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	F-7
	Notes to Consolidated Financial Statements	F-8

(a)(2)	Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)
	3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
	4.1	Description of First Capital, Inc. common stock
	10.2	*Amended and Restated Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
	10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jennifer Incantalupo (4)
	10.4	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joe Mahuron (4)
	10.5	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jennifer Meredith (4)
	10.6	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joshua P. Stevens (4)
	10.7	*First Capital, Inc. 2009 Equity Incentive Plan (5)
	10.8	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
	10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
	10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
	10.11	*First Capital, Inc. 2019 Equity Incentive Plan (7)
	10.12	*First Capital Annual Supplemental Bonus Plan (8)
	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
	21.0	List of Subsidiaries of First Capital, Inc.
	23.0	Consent of Monroe Shine and Co., Inc.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
	97.0	First Capital, Inc. – Clawback Policy
	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(2)         Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.

(3)         Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2023.

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

(7)         Incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 on August 28, 2019, Registration No. 333-233485.

(8)         Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the period ended September 30, 2022.

ITEM 16.         FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 326, Financial Statements – Credit Losses. The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Allowance for Credit Losses (“ACL”)

The Company’s ACL on loans held for investment was $8.0 million as of December 31, 2023. The ACL is measured on a collective (pooled) basis when similar loan risk characteristics exist, and by individually evaluating loans that do not share similar risk characteristics. As further described in Notes 1 and 4 to the consolidated financial statements, the Company measures the ACL using a combination of the open pool/snapshot and weighted average remaining maturity (“WARM”) methods, using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Estimates are qualitatively adjusted for risk factors that are not considered within the historical loss experience. Estimating an appropriate ACL requires management to make numerous assumptions about losses that will occur over the remaining contractual life of loans recorded as of the balance sheet date. We identified the effect of the qualitative factors on the ACL as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the ACL, including the implementation of models and the basis for the qualitative factor adjustments.

●

Obtaining an understanding of internal controls over the ACL, including those related to data completeness and accuracy, the establishment of qualitative factor adjustments, the mathematical accuracy of the ACL calculation, and management’s review of the reasonableness of the judgments and assumptions used to develop the qualitative factors.

●

Testing the completeness and accuracy and evaluating the reliability and relevance of the data and assumptions used by management as a basis for the qualitative factors, including agreeing to internal and external sources.

●

Evaluating the reasonableness of management’s judgments related to the qualitative factors and the resulting ACL. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance, relevant trends within the banking industry and other peer data, and whether the assumptions were applied consistently from period to period.

Monroe Shine & Co., Inc.

We have served as the Company’s, or its predecessors’, auditor consecutively since at least 1968.

New Albany, Indiana

March 29, 2024

FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022

(In thousands, except share and per share data)	2023	2022
ASSETS
Cash and due from banks	$20,008	$25,231
Interest bearing deposits with banks	3,171	3,820
Federal funds sold	15,491	37,247
Total cash and cash equivalents	38,670	66,298

Interest-bearing time deposits	3,920	3,677
Securities available for sale, at fair value (amortized cost $468,549 and $507,466, respectively)	437,271	460,819
Securities held to maturity, at amortized cost (fair value $4,446 and $5,311, respectively)	7,000	7,000
Loans held for sale	800	793
Loans, net of allowance for credit losses of $8,005 ($6,772 in 2022)	614,409	557,958
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,413	14,668
Accrued interest receivable	4,788	4,285
Cash value of life insurance	9,105	8,899
Goodwill	6,472	6,472
Core deposit intangible	232	379
Other assets	18,964	18,316

Total Assets	$1,157,880	$1,151,400

LIABILITIES
Deposits:
Noninterest-bearing	$205,535	$254,842
Interest-bearing	819,676	805,554
Total deposits	1,025,211	1,060,396

Borrowed funds - Bank Term Funding Program ("BTFP")	21,500	-
Accrued interest payable	1,209	123
Accrued expenses and other liabilities	4,615	5,611
Total liabilities	1,052,535	1,066,130

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,803,833 shares (3,804,683 in 2022); outstanding 3,350,660 (3,371,362 in 2022)	38	38
Additional paid-in capital	41,588	41,636
Retained earnings-substantially restricted	97,105	88,465
Unearned stock compensation	(249)	(549)
Accumulated other comprehensive loss	(24,033)	(35,741)
Less treasury stock, at cost - 453,173 shares (433,321 in 2022)	(9,216)	(8,691)
Total First Capital, Inc. stockholders' equity	105,233	85,158

Noncontrolling interest in subsidiary	112	112
Total equity	105,345	85,270

Total Liabilities and Equity	$1,157,880	$1,151,400

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except per share data)	2023	2022	2021
INTEREST INCOME
Loans, including fees	$33,350	$24,958	$23,772
Securities:
Taxable	5,577	4,488	2,644
Tax-exempt	3,346	3,204	2,704
Dividends	58	22	16
Federal funds sold and other income	1,274	1,268	324
Total interest income	43,605	33,940	29,460
INTEREST EXPENSE
Deposits	8,241	1,594	1,128
Advances - Federal Home Loan Bank ("FHLB")	340	-	-
Borrowed funds - BTFP	436	-	-
Total interest expense	9,017	1,594	1,128
Net interest income	34,588	32,346	28,332
Provision for (recapture of) credit losses	1,141	950	(325)
Net interest income after provision for credit losses	33,447	31,396	28,657
NONINTEREST INCOME
Service charges on deposit accounts	2,343	2,273	1,874
ATM and debit card fees	4,489	4,345	4,076
Commission and fee income	57	427	377
Gain on sale of securities	40	-	7
Unrealized (loss) gain on equity securities	(207)	(414)	328
Gain on sale of loans	421	833	2,439
Increase in cash surrender value of life insurance	206	201	219
Other income	283	262	231
Total noninterest income	7,632	7,927	9,551
NONINTEREST EXPENSE
Compensation and benefits	15,002	14,697	14,537
Occupancy and equipment	1,762	1,839	1,770
Data processing	4,366	3,949	3,450
Professional fees	693	746	1,028
Advertising	329	353	354
Other expenses	3,876	3,504	3,392
Total noninterest expense	26,028	25,088	24,531
Income before income taxes	15,051	14,235	13,677
Income tax expense	2,248	2,320	2,240
Net Income	12,803	11,915	11,437
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13
Net Income Attributable to First Capital, Inc.	$12,790	$11,902	$11,424

Earnings per common share attributable to First Capital, Inc.:
Basic	$3.82	$3.55	$3.41
Diluted	$3.82	$3.55	$3.41

Dividends per share	$1.08	$1.04	$1.04

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands)	2023	2022	2021

Net Income	$12,803	$11,915	$11,437

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	15,253	(48,761)	(6,670)
Income tax (expense) benefit	(3,635)	11,286	1,588
Net of tax amount	11,618	(37,475)	(5,082)

Less: reclassification adjustment for realized losses (gains) included in net income	114	-	(7)
Income tax (benefit) expense	(24)	-	1
Net of tax amount	90	-	(6)

Other Comprehensive Income (Loss), net of tax	11,708	(37,475)	(5,088)

Comprehensive Income (Loss)	24,511	(25,560)	6,349
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$24,498	$(25,573)	$6,336

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2021	$38	$41,684	$72,155	$6,822	$(1,520)	$(8,540)	$112	$110,751

Net income	-	-	11,424	-	-	-	13	11,437
Other comprehensive loss	-	-	-	(5,088)	-	-	-	(5,088)
Cash dividends	-	-	(3,509)	-	-	-	(13)	(3,522)
Stock compensation expense	-	-	-	-	487	-	-	487
Purchase of treasury shares	-	-	-	-	-	(125)	-	(125)

Balances at December 31, 2021	38	41,684	80,070	1,734	(1,033)	(8,665)	112	113,940

Net income	-	-	11,902	-	-	-	13	11,915
Other comprehensive loss	-	-	-	(37,475)	-	-	-	(37,475)
Cash dividends	-	-	(3,507)	-	-	-	(13)	(3,520)
Stock compensation expense	-	-	-	-	436	-	-	436
Purchase of treasury shares	-	-	-	-	-	(26)	-	(26)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at December 31, 2022	38	41,636	88,465	(35,741)	(549)	(8,691)	112	85,270
Cumulative effect of change in accounting principles
(See Note 1 - Recent Accounting Pronouncements)	-	-	(529)	-	-	-	-	(529)
Balances at January 1, 2023 (as adjusted)	38	41,636	87,936	(35,741)	(549)	(8,691)	112	84,741

Net income	-	-	12,790	-	-	-	13	12,803
Other comprehensive income	-	-	-	11,708	-	-	-	11,708
Cash dividends	-	-	(3,621)	-	-	-	(13)	(3,634)
Stock compensation expense	-	-	-	-	252	-	-	252
Purchase of treasury shares	-	-	-	-	-	(525)	-	(525)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at December 31, 2023	$38	$41,588	$97,105	$(24,033)	$(249)	$(9,216)	$112	$105,345

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,803	$11,915	$11,437
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,583	2,013	2,223
Depreciation and amortization expense	1,028	1,070	1,143
Deferred income taxes	(698)	(118)	(131)
Stock compensation expense	252	436	487
Increase in cash value of life insurance	(206)	(201)	(219)
Gain on sale of securities	(40)	-	(7)
Provision for (recapture of) credit losses	1,141	950	(325)
Proceeds from sales of loans	32,004	51,689	136,414
Loans originated for sale	(31,590)	(49,236)	(128,447)
Gain on sale of loans	(421)	(833)	(2,439)
Amortization of tax credit investment	1,990	355	355
Unrealized loss (gain) on equity securities	207	414	(328)
Net realized and unrealized (gain) loss on foreclosed real estate	-	(15)	5
(Increase) decrease in accrued interest receivable	(503)	(855)	4
Increase (decrease) in accrued interest payable	1,086	26	(56)
Net change in other assets/liabilities	(4,473)	(1,079)	1,515
Net Cash Provided By Operating Activities	14,163	16,531	21,631

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing time deposits	(243)	1,162	1,550
Purchase of securities available for sale	(37,229)	(94,325)	(252,292)
Purchase of securities held to maturity	-	(5,000)	(2,000)
Proceeds from maturities of securities available for sale	37,990	7,916	42,164
Proceeds from sales of securities available for sale	20,641	-	1,798
Principal collected on mortgage-backed obligations	15,816	22,150	35,611
Proceeds from sale of equity securities	156	-	-
Net (increase) decrease in loans receivable	(58,217)	(75,609)	17,283
Investment in tax credit entities	(2,048)	-	(280)
Investment in technology fund	(250)	(100)	(120)
Proceeds from sale of foreclosed real estate	64	39	45
Proceeds from redemption of Federal Home Loan Bank stock	-	152	-
Proceeds from sale of premises and equipment	-	-	65
Purchase of premises and equipment	(627)	(415)	(288)
Net Cash Used In Investing Activities	(23,947)	(144,030)	(156,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(35,185)	24,834	135,101
Advances from FHLB and BTFP	354,500	-	-
Repayment of advances from the FHLB and BTFP	(333,000)	-	-
Purchase of treasury stock	(502)	-	(40)
Taxes paid on stock award shares for employees	(23)	(26)	(85)
Dividends paid	(3,634)	(3,520)	(3,522)
Net Cash (Used In) Provided By Financing Activities	(17,844)	21,288	131,454

Net Decrease in Cash and Cash Equivalents	(27,628)	(106,211)	(3,379)
Cash and cash equivalents at beginning of year	66,298	172,509	175,888
Cash and Cash Equivalents at End of Year	$38,670	$66,298	$172,509

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the financial holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is an Indiana chartered commercial bank which provides a variety of banking services to individuals and business customers through 18 locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank originates mortgage loans for sale in the secondary market. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that is currently inactive. FHB Risk Mitigation Services, Inc. (the “Captive”) was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance was not available or economically feasible in the insurance marketplace. Refer to Note 24 – Captive Subsidiary for details regarding the status of the Captive.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the Allowance for Credit Losses (“ACL”) on loans and the valuation of real estate and other assets acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the ACL on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

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

Debt Securities

Available for Sale Debt Securities: Available for sale debt securities consist primarily of mortgage-backed and other debt securities and are stated at fair value. The Company holds mortgage-backed securities and other debt securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), and the Federal Home Loan Bank (“FHLB”), government-sponsored enterprises (collectively referred to as government agencies), as well as collateralized mortgage obligations (“CMOs”) and other mortgage-backed securities. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by the U.S. Treasury and municipalities and political subdivisions of state and local governments.

Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Unrealized gains and losses, net of tax, on available for sale debt securities are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of available for sale debt securities are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities totaled $2.4 million at December 31, 2023, was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Held to Maturity Debt Securities: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The Company classifies certain corporate debt obligations as held to maturity.

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities totaled $18,000 at December 31, 2023, was reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. The held to maturity securities portfolio includes subordinated debt obligations issued by other bank holding companies.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption and as of December 31, 2023, the estimated ACL on held to maturity debt securities was immaterial.

Equity Securities

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

FHLB Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Investments in non-marketable equity securities such as FHLB stock are carried at cost and are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Dividends received from these investments are included in dividend income.

Loans and ACL

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. The Company grants real estate mortgage, commercial business and consumer loans. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status. Accrued interest receivable on loans totaled $2.3 million at December 31, 2023, was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and ACL – continued

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an ACL on accrued interest receivable.

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

Impaired and Collateral Dependent Loans

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals are generally obtained for all significant properties when a loan is individually evaluated for credit losses, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its evaluation and ACL analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2023, all of the Bank’s loans evaluated on an individual basis were considered collateral dependent.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and ACL – continued

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company prospectively adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2022-02, which eliminated the accounting for troubled debt restructurings (“TDR”) while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties. As such, effective with the adoption of the new standard, the Company will not include, prospectively, financial difficulty modifications in its presentation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included TDRs, has not been adjusted.

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2023 resulted in the permanent reduction of the recorded investment in the loan.

TDRs Prior to Adoption of ASU 2022-02

The modification of a loan is considered to be a TDR if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

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

Loans and ACL – continued

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

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

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

Loans and ACL – continued

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

Consumer and Other Loans – Consumer and Other Loans consist mainly of loans secured by new and used automobiles and trucks, recreational vehicles such as boats and RVs, mobile homes and secured and unsecured loans to individuals. The risks associated with these loans are related to local economic conditions including the unemployment level. To a lesser degree, this segment also includes loans secured by lawn and farm equipment, well as farm output and loans secured by marketable securities. The risks associated with these loans are related to local economic conditions including the unemployment level, general economic conditions impacting crop prices, the supply chain and the fair value of the security collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and ACL – continued

Loans that do not share risk characteristics are evaluated on an individual basis. In addition, loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs.

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

Loan Charge-Offs

For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the uncollectibility of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the ACL on loans individually evaluated for credit losses. Partial charge-offs are included in the Company’s historical loss experience used to estimate the collective (pooled) component of the ACL on loans. Specific reserves are not considered charge-offs in management’s analysis of the ACL on loans because they are estimates and the outcome of the loan relationship is undetermined.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2023, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Transfers of Financial Assets

The Company accounts for transfers and servicing of financial assets in accordance with FASB Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing. Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free from conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Foreclosed Real Estate

Foreclosed real estate includes formally foreclosed property and property obtained via a deed in lieu of foreclosure that is currently held for sale. At the time of acquisition, foreclosed real estate is recorded at fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the property’s fair value at the date of acquisition are charged to the ACL on loans. After acquisition, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in net loss on foreclosed real estate.

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

Recently Adopted Accounting Guidance

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

Effective January 1, 2023, the Company adopted ASU 2016-13, as amended, under the modified retrospective method. The adoption replaced the allowance for loan losses with the ACL on loans on the consolidated balance sheets and replaced the related provision for loan losses with the provision for credit losses on loans on the consolidated statements of income. Upon adoption, the Company recorded an increase in the beginning ACL on loans of $561,000. In addition, the Company established an ACL related to unfunded loan commitments of $131,000 upon adoption of CECL. The use of the modified retrospective method of adoption resulted in the Company recording a $529,000 reduction (net of tax) in retained earnings as of January 1, 2023. Results for reporting periods after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The Company expanded the loan portfolio segments used to determine the ACL on loans into eight loan segments as opposed to seven loan segments under the incurred loss methodology. The following table illustrates the impact of the segment expansion as of January 1, 2023.

		Segment	Amortized Cost at
	Amortized Cost at	Portfolio	December 31, 2022
(In thousands)	December 31, 2022	Reclassification	after Reclassification

Residential	$155,445	$(155,445)	$-
1-4 Family Residential Mortgage	-	116,392	116,392
Multifamily Residential	-	38,962	38,962
Home Equity and Second Mortgage	58,985	92	59,077
Commercial Real Estate	161,332	(62)	161,270
Construction	42,259	(42,259)	-
Land	21,874	(21,874)	-
1-4 Family Residential Construction	-	16,575	16,575
Other Construction, Development and Land	-	47,633	47,633
Commercial Business	60,806	7,248	68,054
Consumer and Other	64,029	(7,262)	56,767

	$564,730	$-	$564,730

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The ASU allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. This also aligns the treatment of other tax equity investments with that allowed for low income housing tax credit (“LIHTC”) investments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. The Company already utilized the proportional amortization method for its LIHTC investment and early adopted ASU 2023-02 in conjunction with its initial investment in an investment tax credit producing solar property described in more detail in Note 23 – Renewable Energy Tax Credit Investment. The adoption of the ASU did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, the ASU requires that public business entities on an annual basis (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than five percent of total income taxes paid (net of refunds received). For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of the ASU is not expected to have a material impact on the Company’s financial position or results of operations.

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

(3)         INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2023 and 2022 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2023
Securities available for sale:
Agency mortgage-backed securities	$81,166	$-	$9,122	$72,044
Agency CMO	25,402	94	323	25,173
Other debt securities:
Agency notes and bonds	138,174	38	8,707	129,505
Treasury notes and bonds	64,758	-	1,674	63,084
Municipal obligations	159,049	655	12,239	147,465

Total securities available for sale	$468,549	$787	$32,065	$437,271

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,554	$4,446

Total securities held to maturity	$7,000	$-	$2,554	$4,446

December 31, 2022
Securities available for sale:
Agency mortgage-backed securities	$95,056	$-	$11,193	$83,863
Agency CMO	9,682	20	349	9,353
Other debt securities:
Agency notes and bonds	151,143	-	13,162	137,981
Treasury notes and bonds	82,646	-	3,914	78,732
Municipal obligations	168,939	177	18,226	150,890

Total securities available for sale	$507,466	$197	$46,844	$460,819

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$1,689	$5,311

Total securities held to maturity	$7,000	$-	$1,689	$5,311

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2023, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$61,941	$60,796	$-	$-
Due after one year through five years	166,347	156,117	-	-
Due after five years through ten years	42,731	40,603	2,000	1,279
Due after ten years	90,962	82,538	5,000	3,167
	361,981	340,054	7,000	4,446
Mortgage-backed securities and CMO	106,568	97,217	-	-

	$468,549	$437,271	$7,000	$4,446

At December 31, 2023, certain securities available for sale with an amortized cost of $147.5 million and fair value of $139.6 million were pledged to secure public fund deposits, a blanket collateral agreement with the FHLB and borrowing under the FRB’s BTFP.

At December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2023 and 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

December 31, 2023:
Securities available for sale:
Continuous loss position less than twelve months:
Agency CMO	3	$8,019	$30
Agency notes and bonds	3	2,754	12
Muncipal obligations	74	32,124	2,405
Total less than twelve months	80	42,897	2,447

Continuous loss position more than twelve months:
Agency mortgage-backed securities	96	72,044	9,122
Agency CMO	22	4,998	293
Agency notes and bonds	52	123,416	8,695
Treasury notes and bonds	21	63,084	1,674
Muncipal obligations	130	79,643	9,834
Total more than twelve months	321	343,185	29,618

Total securities available for sale	401	$386,082	$32,065

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$4,446	$2,554
Total more than twelve months	4	4,446	2,554

Total securities held to maturity	4	$4,446	$2,554

December 31, 2022:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	69	$27,561	$2,214
Agency CMO	23	6,287	336
Agency notes and bonds	15	35,079	1,314
Treasury notes and bonds	17	31,615	997
Muncipal obligations	154	81,218	5,960
Total less than twelve months	278	181,760	10,821

Continuous loss position more than twelve months:
Agency mortgage-backed securities	28	56,303	8,979
Agency CMO	3	257	13
Agency notes and bonds	45	102,902	11,848
Treasury notes and bonds	13	47,117	2,917
Muncipal obligations	98	52,279	12,266
Total more than twelve months	187	258,858	36,023

Total securities available for sale	465	$440,618	$46,844

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	3	$3,779	$1,221
Total less than twelve months	3	3,779	1,221

Continuous loss position more than twelve months:
Corporate notes	1	1,532	468
Total more than twelve months	1	1,532	468

Total securities held to maturity	4	$5,311	$1,689

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At December 31, 2023, management concluded that in all instances, securities with fair values less than carrying value were due to market and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to changes in interest rates and other market factors. Accordingly, no credit loss provision was recorded in earnings for the year ended December 31, 2023.

At December 31, 2023, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, Treasury notes and bonds, and agency notes and bonds, in a loss position had depreciated approximately 7.7% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. At December 31, 2023, the corporate notes classified as held to maturity in a loss position had depreciated approximately 36.5% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold all debt securities in an unrealized loss position until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

On January 1, 2023, the Company adopted ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. ASU 2016-13 requires an allowance on lifetime expected credit losses on held to maturity debt securities. As of January 1, 2023 and December 31, 2023, the Company estimated the expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at December 31, 2023, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the year ended December 31, 2023, the Company realized gross gains of $79,000 and gross losses of $193,000 on the sale of available for sale securities. During the year ended December 31, 2021, the Company realized gross gains of $12,000 and gross losses of $5,000 on the sale of available for sale securities. During the year ended December 31, 2022, the Company sold no available for sale securities.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the years ended December 31, 2023, 2022 and 2021, the Company recognized an unrealized loss of $207,000, an unrealized loss of $414,000 and an unrealized gain of $328,000, respectively, on this equity investment. At December 31, 2023 and 2022, the equity investment had a fair value of $1.3 million and $1.5 million, respectively, and is included in other assets on the consolidated balance sheets.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

In October 2021 the Company entered into an agreement to invest in a bank technology fund through a limited partnership. At December 31, 2023 and 2022, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investment at December 31, 2023 and 2022 was $530,000 and $780,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the years ended December 31, 2023, 2022 or 2021.

In December 2015, the Company acquired Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary, Peoples Bank of Bullitt County (“Peoples”), headquartered in Shepherdsville, Kentucky. Peoples owned Class B shares of VISA that were carried at an amortized costs basis of zero and were subsequently transferred to the Company. During the year ended December 31, 2023, the Company sold all the VISA Class B shares owned for a gross gain of $157,000. There were no such sales during the years ended December 31, 2022 or 2021.

(4)         LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
(In thousands)	2023	2022
		(As reclassified)

1-4 Family Residential Mortgage	$133,480	$116,269
Home Equity and Second Mortgage	62,070	57,872
Multifamily Residential	39,963	38,973
1-4 Family Residential Construction	15,667	16,575
Other Construction, Development and Land	76,713	47,632
Commercial Real Estate	168,757	161,362
Commercial Business	68,223	68,066
Consumer and Other	56,373	56,768
Principal loan balance	621,246	563,517

Deferred loan origination fees and costs, net	1,168	1,213
Allowance for credit losses	(8,005)	(6,772)

Loans, net	$614,409	$557,958

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

At December 31, 2023 and 2022, residential mortgage loans secured by residential properties without private mortgage insurance or government guarantee and with loan-to-value ratios exceeding 90% amounted to approximately $785,000 and $1.0 million, respectively.

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

The following table represents the aggregate activity for related party loans during the years ended December 31, 2023 and 2022. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2023	2022

Beginning balance	$6,279	$7,233
Adjustments due to officer and director changes	(14)	(711)
New loans	837	1,189
Payments	(1,225)	(1,432)

Ending balance	$5,877	$6,279

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2023 and 2022 were $2.6 million and $2.7 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$133,480	$62,070	$39,963	$15,667	$76,713	$168,757	$68,223	$56,373	$621,246

Net deferred loan origination fees and costs	121	1,231	(17)	-	(44)	(112)	(11)	-	1,168

Amortized cost basis in loans	$133,601	$63,301	$39,946	$15,667	$76,669	$168,645	$68,212	$56,373	$622,414

The following table presents the activity in the ACL on loans by class of loan for the year ended December 31, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance, prior to adoption of ASC 326	$1,036	$531	$346	$206	$587	$2,029	$1,156	$881	$6,772
Impact of adopting ASC 326	423	(26)	(3)	(9)	13	(130)	(142)	435	561
Provision for credit losses	41	(86)	(11)	11	204	220	613	149	1,141
Charge-offs	(31)	(15)	-	-	-	-	(205)	(430)	(681)
Recoveries	21	2	-	-	-	-	9	180	212

Ending balance	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of December 31, 2023:

	Real			ACL
	Estate	Other	Total	Allocation
	(In thousands)

1-4 Family Residential Mortgage	$1,651	$-	$1,651	$9
Home Equity and Second Mortgage	548	-	548	-
Multifamily Residential	-	-	-	-
1-4 Family Residential Construction	87	-	87	60
Other Construction, Development and Land	54	-	54	-
Commercial Real Estate	1,055	-	1,055	-
Commercial Business	-	38	38	-
Consumer and Other	-	-	-	-
	$3,395	$38	$3,433	$69

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of December 31, 2023:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,120	$36	$1,156	$-	$1,156
Home Equity and Second Mortgage	454	-	454	-	454
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	-	87	87	-	87
Other Construction, Development and Land	54	-	54	-	54
Commercial Real Estate	-	-	-	-	-
Commercial Business	-	-	-	-	-
Consumer and Other	-	-	-	-	-

Total	$1,628	$123	$1,751	$-	$1,751

No interest income was recognized on nonaccrual loans during the year ended December 31, 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the aging of the amortized cost basis in loans at December 31, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$2,104	$335	$482	$2,921	$130,680	$133,601
Home Equity and Second Mortgage	396	70	-	466	62,835	63,301
Multifamily Residential	-	-	-	-	39,946	39,946
1-4 Family Residential Construction	-	-	-	-	15,667	15,667
Other Construction, Development and Land	162	-	54	216	76,453	76,669
Commercial Real Estate	834	-	-	834	167,811	168,645
Commercial Business	-	-	-	-	68,212	68,212
Consumer and Other	302	51	-	353	56,020	56,373

Total	$3,798	$456	$536	$4,790	$617,624	$622,414

Occasionally, the Company modifies loans to borrowers in financial distress. During the year ended December 31, 2023, no material loans to borrowers experiencing financial distress were modified. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the year ended December 31, 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of December 31, 2023.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2023 and gross write-offs for the year then ended are as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Mortgage
Pass	$34,344	$31,551	$25,846	$6,913	$9,525	$23,628	$-	$131,807
Special Mention	-	-	-	-	-	144	-	144
Substandard	-	-	-	75	265	155	-	495
Doubtful	-	48	192	78	-	837	-	1,155
	$34,344	$31,599	$26,038	$7,066	$9,790	$24,764	$-	$133,601

Current period gross write-offs	$-	$-	$2	$-	$-	$29	$-	$31

Home Equity and Second Mortgage
Pass	$5,267	$4,380	$529	$232	$163	$327	$51,794	$62,692
Special Mention	-	-	-	-	-	-	61	61
Substandard	-	-	-	-	-	-	94	94
Doubtful	-	-	-	-	264	190	-	454
	$5,267	$4,380	$529	$232	$427	$517	$51,949	$63,301

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$15	$15

Multifamily Residential
Pass	$3,374	$10,495	$9,534	$7,943	$4,137	$4,463	$-	$39,946
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$3,374	$10,495	$9,534	$7,943	$4,137	$4,463	$-	$39,946

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Construction
Pass	$9,193	$4,180	$831	$1,119	$-	$257	$-	$15,580
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	87	-	-	-	-	87
	$9,193	$4,180	$918	$1,119	$-	$257	$-	$15,667

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Other Construction, Development and Land
Pass	$26,717	$35,673	$7,495	$2,655	$1,231	$2,795	$-	$76,566
Special Mention	-	-	-	-	-	49	-	49
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	54	-	54
	$26,717	$35,673	$7,495	$2,655	$1,231	$2,898	$-	$76,669

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$14,818	$40,675	$29,656	$19,589	$18,231	$38,818	$1,755	$163,542
Special Mention	823	-	573	1,622	417	62	550	4,047
Substandard	-	-	-	231	-	825	-	1,056
Doubtful	-	-	-	-	-	-	-	-
	$15,641	$40,675	$30,229	$21,442	$18,648	$39,705	$2,305	$168,645

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Business
Pass	$14,717	$12,603	$11,049	$5,706	$5,312	$3,646	$12,384	$65,417
Special Mention	208	2,097	106	48	160		138	2,757
Substandard	-	-	-	-	38	-	-	38
Doubtful	-	-	-	-	-	-	-	-
	$14,925	$14,700	$11,155	$5,754	$5,510	$3,646	$12,522	$68,212

Current period gross write-offs	$-	$155	$2	$26	$-	$6	$16	$205

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
	(In thousands)
Consumer and Other
Pass	$23,335	$13,906	$7,662	$2,604	$846	$5,446	$2,484	$56,283
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	90	90
Doubtful	-	-	-	-	-	-	-	-
	$23,335	$13,906	$7,662	$2,604	$846	$5,446	$2,574	$56,373

Current period gross write-offs	$16	$90	$107	$25	$24	$52	$116	$430

Total Loans
Pass	$131,765	$153,463	$92,602	$46,761	$39,445	$79,380	$68,417	$611,833
Special Mention	1,031	2,097	679	1,670	577	255	749	7,058
Substandard	-	-	-	306	303	980	184	1,773
Doubtful	-	48	279	78	264	1,081	-	1,750
	$132,796	$155,608	$93,560	$48,815	$40,589	$81,696	$69,350	$622,414

Current period gross write-offs	$16	$245	$111	$51	$24	$87	$147	$681

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

An analysis of the allowance for loan losses for the year ended December 31, 2021 is as follows:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2021.

	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$1,529	$21
Land	100	-
Construction	-	-
Commercial real estate	740	34
Commercial business	191	8
Home equity and second mortgage	111	2
Other consumer	-	-

	$2,671	$65

Loans with an allowance recorded:
Residential	$-	$-
Land	10	-
Construction	-	-
Commercial real estate	-	-
Commercial business	-	-
Home equity and second mortgage	231	-
Other consumer	-	-

	$241	$-

Total:
Residential	$1,529	$21
Land	110	-
Construction	-	-
Commercial real estate	740	34
Commercial business	191	8
Home equity and second mortgage	342	2
Other consumer	-	-

	$2,912	$65

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the recorded investment in loans by risk category at December 31, 2022:

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

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2022:

				Related
				Allowance
	Accruing	Nonaccrual	Total	for Loan Losses
	(In thousands)
Troubled debt restructurings:
Residential real estate	$108	$16	$124	$-
Commercial real estate	381	-	381	-
Commercial business	40	-	40	-
Home equity and second mortgage	-	278	278	-

Total	$529	$294	$823	$-

At December 31, 2022, there were no commitments to lend additional funds to debtors whose loan terms had been modified in a TDR.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

There were no TDRs that were restructured during the years ended December 31, 2022 and 2021. There were no principal charge-offs recorded as a result of TDRs during the years ended December 31, 2022 and 2021.

The Company had no payment defaults (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) for TDRs modified within the previous 12 months during the year ended December 31, 2022. During the year ended December 31, 2021, there was one second mortgage loan TDR modified within the previous 12 months with a balance of $290,000 that was moved to nonaccrual status. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance may be increased or charge-offs may be taken to reduce the carrying amount of the loan. As a result of the payment default described above, a specific reserve of $7,000 was established during the year ended December 31, 2021. The current amortized cost of the second mortgage described above is $264,000 and there is no specific reserve related to the loan at December 31, 2023. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the year ended December 31, 2022.

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased groups of loans, some of which have experienced more than insignificant credit deterioration since origination.  An ACL for PCD loans is determined using the same methodology as other loans held for investment.  Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for as purchased credit impairment (“PCI”) loans under ASC 310-30 and will continue to account for these pools as a unit of account.  Loans are only removed from the existing pools if they are written off, paid off or sold.  Upon adoption of ASC 326, the ACL was determined for each pool and added to the pool’s carrying amount to establish a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis will be amortized into interest income over the remaining life of the pool.  Changes to the ACL after adoption are recorded through the provision for credit losses.  The carrying amount of PCD loans at  December 31, 2023 and 2022 was $234,000 and $244,000, respectively.  There was no ACL related to PCD loans at  December 31, 2023 and 2022.

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded an ACL for unfunded commitments of $131,000 in conjunction with the Company’s adoption of ASU 2016-13 on  January 1, 2023.  The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the year ended December 31, 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(5)         PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2023 and 2022 consisted of the following:

(In thousands)	2023	2022

Land and land improvements	$5,219	$5,219
Leasehold improvements	134	134
Office buildings	17,015	16,911
Furniture, fixtures and equipment	6,906	6,757
	29,274	29,021
Less accumulated depreciation	14,861	14,353

Totals	$14,413	$14,668

Depreciation expense was $882,000, $924,000 and $996,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

(6)         FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021

Beginning balance	$-	$36	$-
Transfers from loans to foreclosed real estate	64	-	126
Direct write-downs	-	-	(5)
Sales	(64)	(36)	(85)
Capitalized expenses and other adjustments	-	-	-

Ending balance	$-	$-	$36

At December 31, 2023 and 2022, foreclosed real estate did not include any residential real estate properties where physical possession has been obtained. At December 31, 2023 and 2022, the amortized cost of consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $1,000 and $104,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)         GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and Peoples during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2023, 2022 or 2021.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $147,000 each year for 2023, 2022, and 2021.

Core deposit intangibles subject to amortization as of December 31, 2023 and 2022 consisted of the following:

(In thousands)	2023	2022

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	1,186	1,039

	$232	$379

Estimated amortization expense for the core deposit intangible for each of the ensuing five years (as applicable) and in the aggregate is as follows:

Years ending December 31:
(In thousands)
2024	$147
2025	85

Total	$232

(8)         DEPOSITS

Deposits at December 31, 2023 and 2022 consisted of the following:

(In thousands)	2023	2022

Noninterest-bearing demand deposits	$205,535	$254,842
NOW accounts	391,232	394,425
Savings accounts	237,542	279,937
Money market accounts	65,315	81,336
Time deposits	125,587	49,856

Total deposits	$1,025,211	$1,060,396

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(8 - continued)

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $32.4 million and $5.3 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, scheduled maturities of time deposits were as follows:

Year ending December 31:
(In thousands)
2024	$110,686
2025	7,711
2026	4,756
2027	1,691
2028	743

Total	$125,587

The Bank held deposits of approximately $10.1 million and $12.5 million for related parties at December 31, 2023 and 2022, respectively.

(9)         LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through Independent Correspondent Bankers’ Bank (formerly The Bankers’ Bank of Kentucky) with a maximum borrowing amount of $5.0 million. At December 31, 2023 and 2022, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2023 and 2022, the Bank had no outstanding borrowings under the line of credit.

(10)        BORROWED FUNDS

At December 31, 2023, the Company had $21.5 million in borrowings outstanding under the FRB’s BTFP and no outstanding advances from the FHLB. The Company had no outstanding borrowings at December 31, 2022. The Company had no borrowings outstanding during the years ended December 31, 2022 or 2021.

On March 12, 2023, the Federal Reserve created the BTFP to make additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. agency notes and bonds and borrowed $13.0 million from the BTFP at a fixed rate of 4.99% for a one-year period on May 19, 2023. Upon receipt of this funding from the BTFP, the Company repaid all outstanding advances from the FHLB. In addition, on December 14, 2023 the Company repaid all outstanding borrowings under the BTFP and advances from the FHLB and then borrowed $21.5 million under the BTFP at a fixed rate of 4.89% for a one-year period. At December 31, 2023, the pledged securities had a par value of $48.9 million and a carrying value of $45.9 million.

During the year ended December 31, 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10 - continued)

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the year ended December 31, 2023:

(Dollars in thousands)
FHLB variable-rate advances
Maximum balance at any month end	$10,000
Average balance	1,279
Period end balance	-

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.79%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$22,500
Average balance	4,804
Period end balance	-

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.54%

BTFP borrowings:
Maximum balance at any month end	$21,500
Average balance	8,632
Period end balance	21,500

Weighted average interest rate (annualized):
At end of period	4.89%
During the period	5.05%

FHLB advances are secured under a blanket collateral agreement. At December 31, 2023, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for FHLB advances was $35.0 million and $43.1 million, respectively.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

The Company’s right to use an asset over the life of a lease is recorded as an ROU asset included in other assets on the consolidated balance sheets and was $23,000 and $42,000 at December 31, 2023 and 2022, respectively. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. The Company recorded a lease liability in other liabilities on the consolidated balance sheets, which had a balance of $23,000 and $42,000 at December 31, 2023 and 2022, respectively.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease. Certain leases may include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of renewal options on operating leases is at the Company’s sole discretion, and certain leases may include options to purchase the leased property. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company does not enter into lease agreements which contain material residual value guarantees or material restrictive covenants. At December 31, 2023, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended December 31, 2023, 2022 and 2021 was $34,000, $32,000 and $31,000, respectively. The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021

Operating lease cost	$19	$19	$19
Short-term lease cost	15	13	12

Totals	$34	$32	$31

Future minimum commitments due under operating lease agreements as of December 31, 2023 are as follows, including renewal options that are reasonably certain to be exercised:

Year ending December 31:	(In thousands)

2024	$19
2025	5
Total lease payments	24
Less imputed interest	(1)
Total	$23

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

The lease term and discount rate at December 31, 2023 and 2022 were as follows:

	2023	2022
Weighted-average remaining lease term (years)	1.25	2.25
Weighted-average discount rate	1.34%	1.34%

Supplemental cash flow information for the years ended December 31, 2023, 2022 and 2021 related to leases was as follows:

	2023	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$19	$19

The Company also leases space to tenants under various operating leases. Lease income recorded under tenant leases was $47,000, $53,000 and $39,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Future minimum lease payments to be received under tenant leases with initial or remaining terms in excess of one year total $38,000, $20,000 and $7,000 for the years ended December 31, 2024, 2025, and 2026, respectively.

(12)        INCOME TAXES

The Company and its corporate subsidiaries file consolidated tax returns. The components of consolidated income tax expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021

Current	$2,946	$2,438	$2,371
Deferred	(698)	(118)	(131)

Totals	$2,248	$2,320	$2,240

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2023, 2022, and 2021 follows:

(In thousands)	2023	2022	2021

Provision at federal statutory tax rate	$3,161	$2,989	$2,872
State income tax-net of federal tax benefit	178	301	266
Tax-exempt interest income	(733)	(709)	(608)
Bank-owned life insurance income	(43)	(42)	(46)
Captive insurance net premiums	(126)	(169)	(200)
Investment in tax credit entities	(228)	(63)	(58)
Other	39	13	14
Totals	$2,248	$2,320	$2,240
Effective tax rate	14.9%	16.3%	16.4%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Significant components of the deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

(In thousands)	2023	2022

Deferred tax assets (liabilities):
Deferred compensation plans	$61	$73
Unrealized loss on securities available for sale	7,247	10,905
ACL - loans	1,845	1,600
ACL - unfunded commitments	31	-
Unrealized loss on equity securities	160	112
Restricted stock	26	41
Interest on nonaccrual loans	128	140
Deferred income	160	221
State tax credit carryforwards	381	-
Other	7	9
Deferred tax assets	10,046	13,101

Depreciation	(921)	(927)
Deferred loan fees and costs	(236)	(308)
FHLB stock dividends	(37)	(37)
Prepaid expenses	(246)	(407)
Acquisition purchase accounting adjustments	(270)	(317)
Other	(58)	(30)
Deferred tax liabilities	(1,768)	(2,026)

Net deferred tax asset	$8,278	$11,075

At December 31, 2023, the Company had state tax credit carryforwards of $381,000 that may be carried forward nine years.

At December 31, 2023 and 2022, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana and Kentucky state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2020 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal, Indiana and Kentucky state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2023 and 2022 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2023 and 2022.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13)        EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $683,000, $643,000, and $652,000 to the plan for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2023, 2022 and 2021 as all shares were allocated during 2008.

At December 31, 2023 and 2022, the ESOP trust held 48,435 and 49,995 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts. The aggregate fair value of shares allocated to ESOP participants was $1.4 million and $1.2 million at December 31, 2023 and 2022, respectively.

(14)        DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and were paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $104,000 and $140,000 at December 31, 2023 and 2022, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $5,000, $7,000 and $10,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14 - continued)

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2041. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $127,000 and $129,000 at December 31, 2023 and 2022, respectively. Deferred compensation expense for the director plan was $15,000, $16,000 and $16,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

At December 31, 2023, 162,800 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2023, no stock options had been granted under the Plans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

No restricted stock shares were granted during 2023, 2022 or 2021. Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the years ended December 31, 2023, 2022 and 2021 was $252,000, $436,000 and $487,000, respectively. The income tax benefit related to stock-based compensation was $30,000, $55,000 and $97,000 for the years ended December 31, 2023, 2022 and 2021, respectively. A summary of the Company’s nonvested restricted shares activity as of December 31, 2023 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	12,550	$57.07
Granted	-	-
Vested	6,100	51.12
Forfeited	850	56.76

Nonvested at end of year	5,600	$63.60

There were 6,100, 8,950 and 10,300 restricted shares vested during the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2023, 2022 and 2021 was $188,000, $260,000 and $448,000, respectively. At December 31, 2023, unrecognized compensation expense related to nonvested restricted shares was $249,000. The compensation expense is expected to be recognized over a weighted average period of 1.4 years.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16 - continued)

The following is a summary of the commitments to extend credit at December 31, 2023 and 2022:

(In thousands)	2023	2022

Loan commitments:
Fixed rate	$666	$6,509
Adjustable rate	20,684	22,681

Standby letters of credit	1,894	484
Undisbursed commercial and personal lines of credit	40,187	41,833
Undisbursed portion of construction loans in process	40,879	44,574
Undisbursed portion of home equity lines of credit	77,376	77,118

Total commitments	$181,686	$193,199

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

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2023 or 2022.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015, with all of the requirements being phased in as of January 1, 2019. Under the Basel III rules, the Bank must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.5% for 2019. The capital conservation buffer was 2.5% for 2023 and 2022.

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR was 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2023 and 2022. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2023 and 2022.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(18 - continued)

As of December 31, 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum to be Well
			Capitalized under
			Prompt Corrective
	Actual		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of December 31, 2023:

Community Bank Leverage Ratio	$116,765	9.92%	$105,891	9.00%

As of December 31, 2022:

Community Bank Leverage Ratio	$107,377	9.18%	$105,256	9.00%

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2023 and 2022. The Company had no liabilities measured at fair value as of December 31, 2023 or 2022.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

December 31, 2023
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$72,044	$-	$72,044
Agency CMO	-	25,173	-	25,173
Agency notes and bonds	-	129,505	-	129,505
Treasury notes and bonds	63,084	-	-	63,084
Municipal obligations	-	147,465	-	147,465
Total securities available for sale	$63,084	$374,187	$-	$437,271

Equity securities	$1,260	$-	$-	1,260

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Mortgage	$-	$-	$27	$27
1-4 Family Residential Construction	-	-	27	27
Total collateral dependent loans	$-	$-	$54	$54

December 31, 2022
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$83,863	$-	$83,863
Agency CMO	-	9,353	-	9,353
Agency notes and bonds	-	137,981	-	137,981
Treasury notes and bonds	78,732	-	-	78,732
Municipal obligations	-	150,890	-	150,890
Total securities available for sale	$78,732	$382,087	$-	$460,819

Equity securities	$1,467	$-	$-	$1,467

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

Collateral Dependent Loans. Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only collateral dependent loans for which a specific ACL has been established require classification in the fair value hierarchy. The fair value of collateral dependent loans is classified as Level 3 in the fair value hierarchy.

Collateral dependent loans with specific allocations of ACL are measured at the fair value of the collateral less estimated costs to sell. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 23% to 30%, with a weighted average discount of 27%. There were no collateral dependent loans with a specific allocation of the ACL on loans at December 31, 2022.

The Company recognized provisions for loan losses of $97,000, $148,000 and $12,000 for the years ended December 31, 2023, 2022 and 2021, respectively, for collateral dependent loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At December 31, 2023 and 2022, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

At December 31, 2023 and 2022, the Company held no foreclosed real estate.

The Company recognized charges of $5,000 to write down foreclosed real estate to fair value for the year ended December 31, 2021. There were no charges to write down foreclosed real estate recognized in income for the years ended December 31, 2023 and 2022.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2023 and 2022. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2023 and 2022.

(20)        DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2023 and 2022:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

December 31, 2023:
Financial assets:
Cash and cash equivalents	$38,670	$38,670	$38,670	$-	$-
Interest-bearing time deposits	3,920	3,925	-	3,925	-
Securities available for sale	437,271	437,271	63,084	374,187	-
Securities held to maturity	7,000	4,446	-	4,446	-
Loans held for sale	800	811	-	811	-
Loans, net	614,409	609,243	-	-	609,243
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,788	4,788	-	4,788	-
Equity securities (included in other assets)	1,260	1,260	1,260	-	-

Financial liabilities:
Deposits	1,025,211	1,023,813	-	-	1,023,813
Borrowed funds	21,500	21,470	-	21,470	-
Accrued interest payable	1,209	1,209	-	1,209	-

December 31, 2022:
Financial assets:
Cash and cash equivalents	$66,298	$66,298	$66,298	$-	$-
Interest-bearing time deposits	3,677	3,638	-	3,638	-
Securities available for sale	460,819	460,819	78,732	382,087	-
Securities held to maturity	7,000	5,311	-	5,311	-
Loans held for sale	793	803	-	803	-
Loans, net	557,958	554,634	-	-	554,634
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,285	4,285	-	4,285	-
Equity securities (included in other assets)	1,467	1,467	1,467	-	-

Financial liabilities:
Deposits	1,060,396	1,058,122	-	-	1,058,122
Accrued interest payable	123	123	-	123	-

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at December 31, 2023 and 2022 represent an approximation of exit price, but an actual exit price may differ.

(21)        REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021

In Scope for ASC 606
Service charges on deposit accounts	$2,343	$2,273	$1,874
ATM and debit card fees	4,489	4,345	4,076
Investment advisory income	57	427	377
Other	120	100	119
Revenue from contracts with customers	7,009	7,145	6,446

Out of Scope for ASC 606
Net gains on loans and investments	254	419	2,774
Increase in cash value of life insurance	206	201	219
Other	163	162	112
Other noninterest income	623	782	3,105

Total noninterest income	$7,632	$7,927	$9,551

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

(22)        QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENT

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At December 31, 2023 and 2022, the balance of the Bank’s investment was $1.9 million and $2.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at December 31, 2023 and 2022 was $168,000 and $216,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method. During 2023, 2022 and 2021, the Bank recognized amortization expense of $307,000, $355,000 and $355,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during 2023, 2022 and 2021, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $403,000, $421,000 and $423,000, respectively, which was included in income tax expense on the consolidated statements of income.

(23)        RENEWABLE ENERGRY TAX CREDIT INVESTMENT

On April 21, 2023, the Bank entered into an agreement to invest in investment tax credits generated by a solar energy producing facility through a limited liability company. At December 31, 2023, the balance of the Bank’s investment was $306,000, and is reflected in other assets on the consolidated balance sheets. The Bank had fully funded its commitment in the solar energy tax credit investment at December 31, 2023. In addition, in order to facilitate the loan to be obtained by the entity constructing the qualified solar energy producing facility, the Bank has obtained a $2.0 million standby letter of credit through the FHLB for the Bank’s total committed investment. The letter of credit was issued June 2, 2023 and expires April 30, 2024.

The investment is accounted for using the proportional amortization method. During 2023, the Bank recognized amortization expense of $1.7 million, which was included in income tax expense on the consolidated statements of income. Additionally, during 2023, the Bank recognized tax credits and other tax benefits from its solar energy tax credit investment of $1.8 million, which was included in income tax expense on the consolidated statements of income.

(24)        CAPTIVE SUBSIDIARY

As described in Note 1, the Company had a wholly-owned insurance subsidiary providing property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may result in the Captive being considered a listed transaction. The proposed regulations include the possibility of material tax expense to the consolidated group if finalized in their current form. However, the final regulations have not been published and as such management cannot reasonably estimate or determine the potential tax liability as of December 31, 2023. The Captive was formally dissolved with all remaining assets transferred to the Company on December 31, 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25)        PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)
	As of December 31,
	2023	2022
Assets:
Cash and cash equivalents	$3,798	$2,697
Other assets	2,528	2,816
Investment in subsidiaries	99,437	80,425

	$105,763	$85,938

Liabilities and Equity:
Accrued expenses	$530	$780
Stockholders' equity	105,233	85,158

	$105,763	$85,938

Statements of Income
(In thousands)
	Years Ended December 31,
	2023	2022	2021

Dividend income from subsidiaries	$3,745	$4,475	$2,685
Other income	115	105	69
Income (loss) on equity securities	(207)	(414)	328
Other operating expenses	(681)	(825)	(835)

Income before income taxes and equity in undistributed net income of shareholders	2,972	3,341	2,247

Income tax benefit	164	249	106

Income before equity in undistributed net income of subsidiaries	3,136	3,590	2,353
Equity in undistributed net income of subsidiaries	9,654	8,312	9,071

Net Income	$12,790	$11,902	$11,424

Comprehensive Income (Loss)	$24,498	$(25,573)	$6,336

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25 - continued)

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$12,790	$11,902	$11,424
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,654)	(8,312)	(9,071)
Dissolution of Captive	1,822	-	-
Stock compensation expense	252	436	487
Unrealized loss (gain) on equity securities	207	414	(328)
Net change in other assets and liabilities	80	(53)	191
Net cash provided by operating activities	5,497	4,387	2,703

Investing Activities:
Investment in technology fund	(250)	(100)	(120)
Net cash used in investing activities	(250)	(100)	(120)

Financing Activities:
Purchase of treasury stock	(502)	-	(40)
Tax paid on stock award shares for employees	(23)	(26)	(85)
Cash dividends paid	(3,621)	(3,507)	(3,509)
Net cash used in financing activities	(4,146)	(3,533)	(3,634)

Net increase (decrease) in cash	1,101	754	(1,051)

Cash at beginning of year	2,697	1,943	2,994

Cash at end of year	$3,798	$2,697	$1,943

(26)        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2023	2022	2021

Cash payments for:
Interest	$7,931	$1,568	$1,184
Income taxes (net of refunds received)	1,828	2,327	1,973

Noncash investing activities:
Transfers from loans to foreclosed real estate	$64	$-	$126
Proceeds from sales of foreclosed real estate financed through loans	-	-	35
Vehicle trade-in allowance	22	-	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(27)         SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2023, 2022 and 2021.

(In thousands, except per share data)	Years Ended December 31,
	2023	2022	2021

Basic
Earnings:
Net income attributable to First Capital, Inc.	$12,790	$11,902	$11,424

Shares:
Weighted average common shares outstanding	3,347,341	3,355,023	3,346,038

Net income attributable to First Capital, Inc. per common share, basic	$3.82	$3.55	$3.41

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$12,790	$11,902	$11,424

Shares:
Weighted average common shares outstanding	3,347,341	3,355,023	3,346,038
Add: Dilutive effect of restricted stock	-	-	457

Weighted average common shares outstanding, as adjusted	3,347,341	3,355,023	3,346,495

Net income attributable to First Capital, Inc. per common share, diluted	$3.82	$3.55	$3.41

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. Restricted shares totaling 5,600 and 12,550 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the years ended December 31, 2023 and 2022, respectively. No shares were excluded from the calculation of diluted net income per common share because their effect would be anti-dilutive for the year ended December 31, 2021.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(28)        SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2023	(In thousands, except per share data)

Interest income	$10,187	$10,600	$11,179	$11,639
Interest expense	996	2,288	2,642	3,091
Net interest income	9,191	8,312	8,537	8,548
Provision for credit losses	193	350	290	308
Net interest income after provision for credit losses	8,998	7,962	8,247	8,240
Noninterest income	1,991	1,863	1,947	1,831
Noninterest expenses	6,401	6,666	6,481	6,480
Income before income taxes	4,588	3,159	3,713	3,591
Income tax expense	769	429	572	478
Net income	3,819	2,730	3,141	3,113
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$3,816	$2,726	$3,138	$3,110

Earnings per common share attributable to First Capital Inc.:
Basic	$1.14	$0.82	$0.94	$0.93
Diluted	$1.14	$0.82	$0.94	$0.93

2022

Interest income	$7,205	$7,898	$9,048	$9,789
Interest expense	253	267	390	684
Net interest income	6,952	7,631	8,658	9,105
Provision for loan losses	175	200	175	400
Net interest income after provision for loan losses	6,777	7,431	8,483	8,705
Noninterest income	2,147	1,965	1,873	1,942
Noninterest expenses	5,994	6,235	6,559	6,300
Income before income taxes	2,930	3,161	3,797	4,347
Income tax expense	400	447	669	804
Net income	2,530	2,714	3,128	3,543
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,527	$2,710	$3,125	$3,540

Earnings per common share attributable to First Capital Inc.:
Basic	$0.75	$0.81	$0.93	$1.06
Diluted	$0.75	$0.81	$0.93	$1.06

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(28 - continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021	(In thousands, except per share data)

Interest income	$7,292	$7,133	$7,745	$7,290
Interest expense	288	289	278	273
Net interest income	7,004	6,844	7,467	7,017
Provision (credit) for loan losses	75	-	-	(400)
Net interest income after provision (credit) for loan losses	6,929	6,844	7,467	7,417
Noninterest income	2,438	2,552	2,270	2,291
Noninterest expenses	5,807	6,165	6,202	6,357
Income before income taxes	3,560	3,231	3,535	3,351
Income tax expense	618	497	596	529
Net income	2,942	2,734	2,939	2,822
Less: net income attributable to noncontrolling interest in subsidiary	3	4	3	3
Net income attributable to First Capital, Inc.	$2,939	$2,730	$2,936	$2,819

Earnings per common share attributable to First Capital Inc.:
Basic	$0.88	$0.82	$0.88	$0.83
Diluted	$0.88	$0.82	$0.88	$0.83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 29, 2024	/s/ Michael C. Frederick
Michael C. Frederick
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael C. Frederick	President, Chief Executive Officer and Director	March 29, 2024
Michael C. Frederick	(principal executive officer)

/s/ Kathryn W. Ernstberger	Chairwoman	March 29, 2024
Kathryn W. Ernstberger

/s/ Joshua P. Stevens	Executive Vice President, Chief Financial Officer and Treasurer	March 29, 2024
Joshua P. Stevens	(principal accounting and financial officer)

/s/ William W. Harrod	Director	March 29, 2024
William W. Harrod

/s/ Michael L. Shireman	Director	March 29, 2024
Michael L. Shireman

/s/ Mark D. Shireman	Director	March 29, 2024
Mark D. Shireman

/s/ William I. Orwick, Sr.	Director	March 29, 2024
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 29, 2024
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 29, 2024
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 29, 2024
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 29, 2024
Dana L. Huber

/s/ Lou Ann Moore	Director	March 29, 2024
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 29, 2024
Robert C. Guilfoyle

/s/ Jill S. Saegesser	Director	March 29, 2024
Jill S. Saegesser