Form 10-Q
period 2024-03-31
FIRST CAPITAL INC
filed 2024-05-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  3,353,332 shares of common stock were outstanding as of May 6,2024.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2024	2023
	(In thousands)
ASSETS
Cash and due from banks	$19,707	$20,008
Interest bearing deposits with banks	1,717	3,171
Federal funds sold	20,668	15,491
Total cash and cash equivalents	42,092	38,670

Interest-bearing time deposits	3,185	3,920
Securities available for sale, at fair value (amortized cost $461,495 and $468,549, respectively)	428,144	437,271
Securities held to maturity, at amortized cost (fair value $4,405 and $4,446, respectively)	7,000	7,000
Loans held for sale	759	800
Loans, net of allowance for credit losses of $8,230 ($8,005 in 2023)	621,377	614,409
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,344	14,413
Accrued interest receivable	4,442	4,788
Cash value of life insurance	9,153	9,105
Goodwill	6,472	6,472
Core deposit intangible	196	232
Other assets	17,555	18,964

Total Assets	$1,156,555	$1,157,880

LIABILITIES
Deposits:
Noninterest-bearing	$209,328	$205,535
Interest-bearing	800,764	819,676
Total deposits	1,010,092	1,025,211

Borrowed funds - Bank Term Funding Program ("BTFP")	33,625	21,500
Accrued interest payable	1,398	1,209
Accrued expenses and other liabilities	5,600	4,615
Total liabilities	1,050,715	1,052,535

EQUITY
Preferred stock of $.01 par value per share Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share Authorized 7,500,000 shares; issued 3,806,983 shares (3,803,833 in 2023); outstanding 3,353,810 (3,350,660 in 2023)	38	38
Additional paid-in capital	41,676	41,588
Retained earnings-substantially restricted	99,152	97,105
Unearned stock compensation	(259)	(249)
Accumulated other comprehensive loss	(25,666)	(24,033)
Less treasury stock, at cost - 453,173 shares	(9,216)	(9,216)
Total First Capital, Inc. stockholders' equity	105,725	105,233

Noncontrolling interest in subsidiary	115	112
Total equity	105,840	105,345

Total Liabilities and Equity	$1,156,555	$1,157,880

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$9,238	$7,638
Securities:
Taxable	1,629	1,301
Tax-exempt	704	865
Dividends	12	11
Federal funds sold and other income	254	372
Total interest income	11,837	10,187
INTEREST EXPENSE
Deposits	2,806	996
Advances - Federal Home Loan Bank ("FHLB")	48	-
Borrowed funds - BTFP	383	-
Total interest expense	3,237	996
Net interest income	8,600	9,191
Provision for credit losses	280	193
Net interest income after provision for credit losses	8,320	8,998
NONINTEREST INCOME
Service charges on deposit accounts	593	562
ATM and debit card fees	1,060	1,087
Commission and fee income	13	12
Gain on sale of securities	32	-
Unrealized (loss) gain on equity securities	(68)	137
Gain on sale of loans	101	86
Increase in cash surrender value of life insurance	48	45
Other income	120	62
Total noninterest income	1,899	1,991
NONINTEREST EXPENSE
Compensation and benefits	3,843	3,789
Occupancy and equipment	463	447
Data processing	1,076	1,031
Professional fees	259	186
Advertising	88	83
Other expenses	1,028	865
Total noninterest expense	6,757	6,401
Income before income taxes	3,462	4,588
Income tax expense	507	769
Net Income	2,955	3,819
Less: net income attributable to noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$2,952	$3,816

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.88	$1.14
Diluted	$0.88	$1.14

Dividends per share	$0.27	$0.27

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)

Net Income	$2,955	$3,819

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period	(2,041)	8,813
Income tax benefit (expense)	433	(2,068)
Net of tax amount	(1,608)	6,745

Less: reclassification adjustment for realized gains included in net income	(32)	-
Income tax expense	7	-
Net of tax amount	(25)	-

Other Comprehensive (Loss) Income, net of tax	(1,633)	6,745

Comprehensive Income	1,322	10,564
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$1,319	$10,561

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at December 31, 2022	$38	$41,636	$88,465	$(35,741)	$(549)	$(8,691)	$112	$85,270
Cumulative Effect of Change in Accounting Principles	-	-	(529)	-	-	-	-	(529)
Balances at January 1, 2023 (as adjusted)	38	41,636	87,936	(35,741)	(549)	(8,691)	112	84,741

Net income	-	-	3,816	-	-	-	3	3,819
Other comprehensive income	-	-	-	6,745	-	-	-	6,745
Cash dividends	-	-	(907)	-	-	-	-	(907)
Stock compensation expense	-	-	-	-	84	-	-	84
Purchase of treasury shares	-	-	-	-	-	(327)	-	(327)

Balances at March 31, 2023	$38	$41,636	$90,845	$(28,996)	$(465)	$(9,018)	$115	$94,155

Balances at January 1, 2024	$38	$41,588	$97,105	$(24,033)	$(249)	$(9,216)	$112	$105,345

Net income	-	-	2,952	-	-	-	3	2,955
Other comprehensive loss	-	-	-	(1,633)	-	-	-	(1,633)
Cash dividends	-	-	(905)	-	-	-	-	(905)
Stock compensation expense	-	-	-	-	78	-	-	78
Restricted stock grant grants	-	88	-	-	(88)	-	-	-

Balances at March 31, 2024	$38	$41,676	$99,152	$(25,666)	$(259)	$(9,216)	$115	$105,840

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	2,955	$3,819
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	312	429
Depreciation and amortization expense	265	254
Deferred income taxes	(207)	(51)
Stock compensation expense	78	84
Increase in cash value of life insurance	(48)	(45)
Gain on sale of securities	(32)	-
Provision for credit losses	280	193
Proceeds from sales of loans	6,311	6,035
Loans originated for sale	(6,169)	(5,732)
Gain on sale of loans	(101)	(86)
Amortization of tax credit investment	577	89
Unrealized loss (gain) on equity securities	68	(137)
Decrease in accrued interest receivable	346	129
Increase in accrued interest payable	189	95
Net change in other assets/liabilities	2,395	178
Net Cash Provided By Operating Activities	7,219	5,254

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	735	1
Purchase of securities available for sale	(27,030)	(6,289)
Purchase of securities held to maturity	-	-
Proceeds from maturities of securities available for sale	9,475	1,480
Proceeds from sales of securities available for sale	19,189	-
Principal collected on mortgage-backed obligations	5,140	3,921
Proceeds from sale of equity securities	-	-
Net increase in loans receivable	(7,248)	(8,372)
Investment in technology fund	-	(100)
Purchase of premises and equipment	(159)	(132)
Net Cash Provided By (Used In) Investing Activities	102	(9,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(15,119)	(24,946)
Advances from FHLB and BTFP	107,750	-
Repayment of advances from the FHLB and BTFP	(95,625)	-
Purchase of treasury stock	-	(327)
Dividends paid	(905)	(907)
Net Cash Used In Financing Activities	(3,899)	(26,180)

Net Increase (Decrease) in Cash and Cash Equivalents	3,422	(30,417)
Cash and cash equivalents at beginning of period	38,670	66,298
Cash and Cash Equivalents at End of Period	42,092	$35,881

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

First Capital, Inc. (“Company”) is the financial holding company of First Harrison Bank (“Bank”), an Indiana chartered commercial bank and wholly owned subsidiary. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment portfolio.  First Harrison REIT, Inc. (“REIT”) is a wholly-owned subsidiary of First Harrison Holdings, Inc. that holds a portion of the Bank’s real estate mortgage loan portfolio.  FHB Risk Mitigation Services, Inc. (the “Captive”) was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance was not available or economically feasible in the insurance marketplace.  Refer to Note 13 – Captive Subsidiary for details regarding the status of the Captive.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2024, and the results of operations for the three months ended March 31, 2024 and 2023 and the cash flows for the three months ended March 31, 2024 and 2023.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Guidance

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurements (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted and the amendments in the ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The adoption of the ASU did not have a material impact on the Company’s financial position or results of operations.

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

Recently Issued but Not Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU should be applied prospectively. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at March 31, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2024
Securities available for sale:
Agency mortgage-backed securities	$77,981	$-	$9,511	$68,470
Agency CMO	48,276	54	613	47,717
Other debt securities:
Agency notes and bonds	135,931	7	8,671	127,267
Treasury notes and bonds	59,756	-	1,394	58,362
Municipal obligations	139,551	208	13,431	126,328

Total securities available for sale	$461,495	$269	$33,620	$428,144

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,595	$4,405

Total securities held to maturity	$7,000	$-	$2,595	$4,405

December 31, 2023
Securities available for sale:
Agency mortgage-backed securities	$81,166	$-	$9,122	$72,044
Agency CMO	25,402	94	323	25,173
Other debt securities:
Agency notes and bonds	138,174	38	8,707	129,505
Treasury notes and bonds	64,758	-	1,674	63,084
Municipal obligations	159,049	655	12,239	147,465

Total securities available for sale	$468,549	$787	$32,065	$437,271

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,554	$4,446

Total securities held to maturity	$7,000	$-	$2,554	$4,446

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of March 31, 2024, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$67,535	$65,951	$-	$-
Due after one year through five
years	149,731	140,052	-	-
Due after five years through
ten years	41,277	38,658	2,000	1,270
Due after ten years	76,695	67,296	5,000	3,135
	335,238	311,957	7,000	4,405
Mortgage-backed securities and
CMO	126,257	116,187	-	-

	$461,495	$428,144	$7,000	$4,405

Information pertaining to investment securities with gross unrealized losses at March 31, 2024, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

March 31, 2024:
Securities available for sale:
Continuous loss position less than twelve months:
Agency CMO	12	$29,646	$256
Agency notes and bonds	6	4,586	47
Muncipal obligations	80	33,199	2,603
Total less than twelve months	98	67,431	2,906

Continuous loss position more than twelve months:
Agency mortgage-backed securities	95	68,470	9,511
Agency CMO	22	4,675	357
Agency notes and bonds	52	121,127	8,624
Treasury notes and bonds	20	58,362	1,394
Muncipal obligations	129	77,625	10,828
Total more than twelve months	318	330,259	30,714

Total securities available for sale	416	$397,690	$33,620

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$4,405	$2,595
Total more than twelve months	4	4,405	2,595

Total securities held to maturity	4	$4,405	$2,595

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Information pertaining to investment securities with gross unrealized losses at December 31, 2023, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At March 31, 2024, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to changes in interest rates and other market factors. Accordingly, no credit loss provision was recorded in earnings for the three months ended March 31, 2024.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2024, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 7.8% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  At March 31, 2024, the corporate notes classified as held to maturity in a loss position had depreciated approximately 37.1% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

As of March 31, 2024 and December 31, 2023, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at March 31, 2024, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three months ended March 31, 2024, the Company recognized gross gains of $133,000 and gross losses of $101,000 on sales of available for sale securities.  There were no sales of available for sale securities during the three months ended March 31, 2023.

At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Accrued interest receivable on available for sale debt securities totaled $2.0 million and $2.4 million at March 31, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both March 31, 2024 and December 31, 2023, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended March 31, 2024, the Company recognized an unrealized loss of $68,000 on this equity investment.  During the three months ended March 31, 2023, the Company recognized an unrealized gain of $137,000 on this equity investment. At March 31, 2024 and December 31, 2023, the equity investment had a fair value of $1.2 million and $1.3 million, respectively, and is included in other assets on the consolidated balance sheets.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At March 31, 2024 and December 31, 2023, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the limited partnership investment at both March 31, 2024 and December 31, 2023 was $530,000, and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the three months ended March 31, 2024 or 2023.

4.	Loans and Allowance for Credit Losses

Loans at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023

1-4 Family Residential Mortgage	$133,409	$133,480
Home Equity and Second Mortgage	59,774	62,070
Multifamily Residential	43,616	39,963
1-4 Family Residential Construction	15,920	15,667
Other Construction, Development and Land	78,116	76,713
Commercial Real Estate	174,956	168,757
Commercial Business	67,666	68,223
Consumer and Other	55,020	56,373
Principal loan balance	628,477	621,246

Deferred loan origination fees and costs, net	1,130	1,168
Allowance for credit losses	(8,230)	(8,005)

Loans, net	$621,377	$614,409

The Allowance for Credit Losses (“ACL”) on loans is measured on a collective (pooled) basis when similar risk characteristics exist.  The Company’s pools/segments are largely determined based on loan types as defined by Call Report instructions. The Company has identified and utilizes the following portfolio segments:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at March 31, 2024:

	1-4 Family Residential Mortgage	Home Equity and Second Mortgage	Multifamily Residential	1-4 Family Residential Construction	Other Construction, Development and Land	Commercial Real Estate	Commercial Business	Consumer and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$133,409	$59,774	$43,616	$15,920	$78,116	$174,956	$67,666	$55,020	$628,477

Net deferred loan origination
fees and costs	114	1,218	(16)	-	(37)	(139)	(10)	-	1,130

Amortized cost basis in loans	$133,523	$60,992	$43,600	$15,920	$78,079	$174,817	$67,656	$55,020	$629,607

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2023:

	1-4 Family Residential Mortgage	Home Equity and Second Mortgage	Multifamily Residential	1-4 Family Residential Construction	Other Construction, Development and Land	Commercial Real Estate	Commercial Business	Consumer and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$133,480	$62,070	$39,963	$15,667	$76,713	$168,757	$68,223	$56,373	$621,246

Net deferred loan origination
fees and costs	121	1,231	(17)	-	(44)	(112)	(11)	-	1,168

Amortized cost basis in loans	$133,601	$63,301	$39,946	$15,667	$76,669	$168,645	$68,212	$56,373	$622,414

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the three months ended March 31, 2024 is as follows:

	1-4 Family Residential Mortgage	Home Equity and Second Mortgage	Multifamily Residential	1-4 Family Residential Construction	Other Construction, Development and Land	Commercial Real Estate	Commercial Business	Consumer and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance,	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005
Provision for credit losses	(152)	35	91	(16)	7	634	(129)	(190)	280
Charge-offs	(1)	-	-	-	-	-	-	(99)	(100)
Recoveries	1	3	-	-	-	1	-	40	45

Ending balance	$1,338	$444	$423	$192	$811	$2,754	$1,302	$966	$8,230

An analysis of the changes in the ACL on loans for the three months ended March 31, 2023 is as follows:

	1-4 Family Residential Mortgage	Home Equity and Second Mortgage	Multifamily Residential	1-4 Family Residential Construction	Other Construction, Development and Land	Commercial Real Estate	Commercial Business	Consumer and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance,
prior to adoption of ASC 326	$1,036	$531	$346	$206	$587	$2,029	$1,156	$881	$6,772
Impact of adopting ASC 326	423	(26)	(3)	(9)	13	(130)	(142)	435	561
Provision for credit losses	(43)	(139)	38	(10)	(111)	291	220	(53)	193
Charge-offs	(2)	-	-	-	-	-	(155)	(118)	(275)
Recoveries	-	-	-	-	-	-	5	67	72

Ending balance	$1,414	$366	$381	$187	$489	$2,190	$1,084	$1,212	$7,323

Accrued interest on loans of $2.4 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively, is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The Company utilizes a combination of the Open Pool/Snapshot and Weighted Average Remaining Maturity (“WARM”) methods in determining expected future credit losses. The Open Pool/Snapshot method takes a snapshot of a loan portfolio at a point in time in history and tracks that loan portfolio’s performance in the subsequent periods until its ultimate disposition. The WARM method uses average annual charge-off rates and the remaining life of the loan to estimate the ACL.  For the Company’s loan portfolios, the remaining contractual life for each loan is adjusted by the expected scheduled payments and estimated prepayments.  The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back periods for the loan portfolio range from one to 10 years depending on the WARM of the given portfolio segment and are updated on a quarterly basis.

The Company estimates the ACL on loans using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.  Reasonable and supportable forecasts typically utilize a 12-month period with immediate reversion to historical losses. Historical loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for losses reflected by peers, changes in underwriting standards, changes in economic conditions, changes in delinquency levels, collateral values and other factors.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024					December 31, 2023
	Real				ACL	Real			ACL
	Estate	Equipment	Other	Total	Allocation	Estate	Other	Total	Allocation
	(In thousands)					(In thousands)

1-4 Family Residential Mortgage	$1,506	$-	$-	$1,506	$-	$1,651	$-	$1,651	$9
Home Equity and Second Mortgage	540	-	-	540	-	548	-	548	-
Multifamily Residential	-	-	-	-	-	-	-	-	-
1-4 Family Residential Construction	86	-	-	86	49	87	-	87	60
Other Construction, Development and Land	54	-	-	54	-	54	-	54	-
Commercial Real Estate	2,632	-	-	2,632	-	1,055	-	1,055	-
Commercial Business	-	2,029	146	2,175	-	-	38	38	-
Consumer and Other	-	-	-	-	-	-	-	-	-
	$4,818	$2,029	$146	$6,993	$49	$3,395	$38	$3,433	$69

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest.  The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of March 31, 2024:

	Nonaccrual Loans with No ACL	Nonaccrual Loans with An ACL	Total Nonaccrual	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,094	$-	$1,094	$-	$1,094
Home Equity and Second Mortgage	446	-	446	-	446
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	-	86	86	-	86
Other Construction, Development and Land	54	-	54	-	54
Commercial Real Estate	-	-	-	-	-
Commercial Business	-	-	-	-	-
Consumer and Other	-	-	-	-	-

Total	$1,594	$86	$1,680	$-	$1,680

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of December 31, 2023:

	Nonaccrual Loans with No ACL	Nonaccrual Loans with An ACL	Total Nonaccrual	Loans 90+ Days Past Due Still Accruing	Total Nonperforming Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,120	$36	$1,156	$-	$1,156
Home Equity and Second Mortgage	454	-	454	-	454
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	-	87	87	-	87
Other Construction, Development and Land	54	-	54	-	54
Commercial Real Estate	-	-	-	-	-
Commercial Business	-	-	-	-	-
Consumer and Other	-	-	-	-	-

Total	$1,628	$123	$1,751	$-	$1,751

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

No interest income was recognized on nonaccrual loans during the three months ended March 31, 2024 and 2023.

The following table presents the aging of the amortized cost basis in loans at March 31, 2024:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$2,024	$467	$696	$3,187	$130,336	$133,523
Home Equity and Second Mortgage	321	24	-	345	60,647	60,992
Multifamily Residential	-	-	-	-	43,600	43,600
1-4 Family Residential Construction	-	86	-	86	15,834	15,920
Other Construction, Development and Land	140	-	54	194	77,885	78,079
Commercial Real Estate	1,145	-	-	1,145	173,672	174,817
Commercial Business	146	-	-	146	67,510	67,656
Consumer and Other	186	45	-	231	54,789	55,020

Total	$3,962	$622	$750	$5,334	$624,273	$629,607

The following table presents the aging of the amortized cost basis in loans at December 31, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$2,104	$335	$482	$2,921	$130,680	$133,601
Home Equity and Second Mortgage	396	70	-	466	62,835	63,301
Multifamily Residential	-	-	-	-	39,946	39,946
1-4 Family Residential Construction	-	-	-	-	15,667	15,667
Other Construction, Development and Land	162	-	54	216	76,453	76,669
Commercial Real Estate	834	-	-	834	167,811	168,645
Commercial Business	-	-	-	-	68,212	68,212
Consumer and Other	302	51	-	353	56,020	56,373

Total	$3,798	$456	$536	$4,790	$617,624	$622,414

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, a term extension, an other-than-insignificant payment delay or an interest rate reduction.  When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL on loans.  In some cases, the Company may provide multiple types of concessions on one loan.  Typically, one type of concession, such as a term extension, is granted initially.  If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

During the three months ended March 31, 2024, the Company modified Commercial Business loans with an amortized cost basis of $2.0 million, or approximately 3% of the amortized cost of all Commercial Business loans, for which the borrowers were experiencing financial distress. The modification for each loan was the granting of a three-month, interest only payment period with an additional three months added to the original term of the loans.  No principal was forgiven, no payments were delayed, and no interest rates were reduced for the modified loans.  The Company monitors the performance of modified loans and none of the modified loans were delinquent at March 31, 2024.  There were no modifications to borrowers in financial distress during the three months ended March 31, 2023.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three months ended March 31, 2024 and 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of March 31, 2024 and December 31, 2023.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the analysis performed at March 31, 2024 and December 31, 2023, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
March 31, 2024:	(In thousands)
1-4 Family Residential Mortgage
Pass	$4,599	$33,843	$29,954	$24,957	$6,675	$31,576	$-	$131,604
Special Mention	-	-	-	-	-	335	-	335
Substandard	-	-	-	-	74	416	-	490
Doubtful	-	-	46	159	77	812	-	1,094
	$4,599	$33,843	$30,000	$25,116	$6,826	$33,139	$-	$133,523

Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$1

Home Equity and Second Mortgage
Pass	$608	$5,073	$4,172	$485	$214	$421	$49,418	$60,391
Special Mention	-	-	-	-	-	-	61	61
Substandard	-	-	-	-	-	-	94	94
Doubtful	-	-	-	-	-	446	-	446
	$608	$5,073	$4,172	$485	$214	$867	$49,573	$60,992

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multifamily Residential
Pass	$-	$3,359	$13,373	$12,660	$7,878	$6,330	$-	$43,600
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$-	$3,359	$13,373	$12,660	$7,878	$6,330	$-	$43,600

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
March 31, 2024:	(In thousands)
1-4 Family Residential Construction
Pass	$1,352	$8,733	$3,671	$631	$292	$1,155	$-	$15,834
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	86	-	-	-	86
	$1,352	$8,733	$3,671	$717	$292	$1,155	$-	$15,920

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Other Construction, Development and Land
Pass	$1,882	$31,037	$34,947	$3,900	$2,355	$3,856	$-	$77,977
Special Mention	-	-	-	-	-	48	-	48
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	54	-	54
	$1,882	$31,037	$34,947	$3,900	$2,355	$3,958	$-	$78,079

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$8,022	$17,337	$40,382	$28,846	$19,189	$52,967	$826	$167,569
Special Mention	-	98	-	-	1,610	2,659	250	4,617
Substandard	312	719	-	568	218	814	-	2,631
Doubtful	-	-	-	-	-	-	-	-
	$8,334	$18,154	$40,382	$29,414	$21,017	$56,440	$1,076	$174,817

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Business
Pass	$2,798	$14,531	$12,190	$10,301	$5,481	$8,443	$11,055	$64,799
Special Mention	41	65	87	98	48	158	185	682
Substandard	-	109	2,029	-	-	37	-	2,175
Doubtful	-	-	-	-	-	-	-	-
	$2,839	$14,705	$14,306	$10,399	$5,529	$8,638	$11,240	$67,656

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
March 31, 2024:	(In thousands)
Consumer and Other
Pass	$5,509	$20,973	$12,212	$6,466	$2,003	$5,558	$2,221	$54,942
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	78	78
Doubtful	-	-	-	-	-	-	-	-
	$5,509	$20,973	$12,212	$6,466	$2,003	$5,558	$2,299	$55,020

Current period gross write-offs	$-	$21	$43	$15	$4	$2	$14	$99

Total Loans
Pass	$24,770	$134,886	$150,901	$88,246	$44,087	$110,306	$63,520	$616,716
Special Mention	41	163	87	98	1,658	3,200	496	5,743
Substandard	312	828	2,029	568	292	1,267	172	5,468
Doubtful	-	-	46	245	77	1,312	-	1,680
	$25,123	$135,877	$153,063	$89,157	$46,114	$116,085	$64,188	$629,607

Current period gross write-offs	$-	$21	$43	$15	$4	$3	$14	$100

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
December 31, 2023:	(In thousands)
1-4 Family Residential Mortgage
Pass	$34,344	$31,551	$25,846	$6,913	$9,525	$23,628	$-	$131,807
Special Mention	-	-	-	-	-	144	-	144
Substandard	-	-	-	75	265	155	-	495
Doubtful	-	48	192	78	-	837	-	1,155
	$34,344	$31,599	$26,038	$7,066	$9,790	$24,764	$-	$133,601

Home Equity and Second Mortgage
Pass	$5,267	$4,380	$529	$232	$163	$327	$51,794	$62,692
Special Mention	-	-	-	-	-	-	61	61
Substandard	-	-	-	-	-	-	94	94
Doubtful	-	-	-	-	264	190	-	454
	$5,267	$4,380	$529	$232	$427	$517	$51,949	$63,301

Multifamily Residential
Pass	$3,374	$10,495	$9,534	$7,943	$4,137	$4,463	$-	$39,946
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$3,374	$10,495	$9,534	$7,943	$4,137	$4,463	$-	$39,946

1-4 Family Residential Construction
Pass	$9,193	$4,180	$831	$1,119	$-	$257	$-	$15,580
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	87	-	-	-	-	87
	$9,193	$4,180	$918	$1,119	$-	$257	$-	$15,667

Other Construction, Development and Land
Pass	$26,717	$35,673	$7,495	$2,655	$1,231	$2,795	$-	$76,566
Special Mention	-	-	-	-	-	49	-	49
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	54	-	54
	$26,717	$35,673	$7,495	$2,655	$1,231	$2,898	$-	$76,669

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
December 31, 2023:	(In thousands)
Commercial Real Estate
Pass	$14,818	$40,675	$29,656	$19,589	$18,231	$38,818	$1,755	$163,542
Special Mention	823	-	573	1,622	417	62	550	4,047
Substandard	-	-	-	231	-	825	-	1,056
Doubtful	-	-	-	-	-	-	-	-
	$15,641	$40,675	$30,229	$21,442	$18,648	$39,705	$2,305	$168,645

Commercial Business
Pass	$14,717	$12,603	$11,049	$5,706	$5,312	$3,646	$12,384	$65,417
Special Mention	208	2,097	106	48	160	-	138	2,757
Substandard	-	-	-	-	38	-	-	38
Doubtful	-	-	-	-	-	-	-	-
	$14,925	$14,700	$11,155	$5,754	$5,510	$3,646	$12,522	$68,212

Consumer and Other
Pass	$23,335	$13,906	$7,662	$2,604	$846	$5,446	$2,484	$56,283
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	90	90
Doubtful	-	-	-	-	-	-	-	-
	$23,335	$13,906	$7,662	$2,604	$846	$5,446	$2,574	$56,373

Total Loans
Pass	$131,765	$153,463	$92,602	$46,761	$39,445	$79,380	$68,417	$611,833
Special Mention	1,031	2,097	679	1,670	577	255	749	7,058
Substandard	-	-	-	306	303	980	184	1,773
Doubtful	-	48	279	78	264	1,081	-	1,750
	$132,796	$155,608	$93,560	$48,815	$40,589	$81,696	$69,350	$622,414

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The Company held no foreclosed real estate at either March 31, 2024 or December 31, 2023. At March 31, 2024 and December 31, 2023, the amortized cost basis in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2,000 and $1,000, respectively.

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both March 31, 2024 and December 31, 2023. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three months ended March 31, 2024.

5.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At March 31, 2024 and December 31, 2023, the balance of the Bank’s investment was $1.8 million and $1.9 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $168,000 at March 31, 2024 and December 31, 2023, and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During the three month periods ended March 31, 2024 and 2023, the Bank recognized amortization expense of $72,000 and $89,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended March 31, 2024 and 2023, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $102,000 and $104,000, respectively, which was included in income tax expense on the consolidated statements of income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Renewable Energy Tax Credit Investment

On April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by a solar energy producing facilities through limited liability companies.  At March 31, 2024 and December 31, 2023, the balance of the Bank’s investments in the limited liability companies was $1.8 million and $306,000, respectively, and was reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the solar energy tax credit investments was $2.0 million at March 31, 2024 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2024.  The Bank had fully funded its commitment in the solar energy tax credit investment at December 31, 2023.

The investment is accounted for using the proportional amortization method.  During the three month period ended March 31, 2024, the Bank recognized amortization expense of $505,000 as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month period ended March 31, 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $596,000, which was included in income tax expense on the consolidated statements of income.

7.	Borrowed Funds

At March 31, 2024, the Company had $33.6 million in borrowings outstanding under the Federal Reserve Bank’s (“FRB”) Bank Term Funding Program (“BTFP”) and no outstanding advances from the FHLB.  At December 31, 2023, the Company had $21.5 million in borrowings outstanding under the FRB’s BTFP and no outstanding advances from the FHLB.  The Company had no borrowings during the three month period ended March 31, 2023.

On March 12, 2023, the FRB created the BTFP to make additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties.  In January 2024, the Company repaid all outstanding borrowings under the BTFP and advances from the FHLB and then borrowed $33.6 million under the BTFP at a fixed rate of 4.85% for a one-year period. At March 31, 2024, the pledged securities had a par value of $48.9 million and a carrying value of $45.9 million.  Effective March 11, 2024, the BTFP ceased making new loans.

FHLB advances are secured under a blanket collateral agreement. At March 31, 2024, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for future FHLB advances was $30.2 million and $44.2 million, respectively.  At March 31, 2024, the Company had a $49.3 million borrowing capacity limit with the FHLB based on pledged collateral.

On February 28, 2024, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement.  This agreement expires on February 28, 2025.  At March 31, 2024, there were no borrowings under the agreement.

During the three month period ended March 31, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the three month period ended March 31, 2024:

(Dollars in thousands)
FHLB variable-rate advances
Maximum balance at any month end	$-
Average balance	1,192
Period end balance	-

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.78%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$13,000
Average balance	2,220
Period end balance	-

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.63%

BTFP borrowings:
Maximum balance at any month end	$33,625
Average balance	31,908
Period end balance	33,625

Weighted average interest rate (annualized):
At end of period	4.85%
During the period	4.81%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023

Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,952	$3,816

Shares:
Weighted average common
shares outstanding	3,345,060	3,353,623

Net income attributable to First Capital, Inc.
per common share, basic	$0.88	$1.14

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,952	$3,816

Shares:
Weighted average common
shares outstanding	3,345,060	3,353,623
Add: Dilutive effect of restricted stock	-	-

Weighted average common
shares outstanding, as adjusted	3,345,060	3,353,623

Net income attributable to First Capital, Inc.
per common share, diluted	$0.88	$1.14

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  Restricted shares totaling 8,750 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three month period ended March 31, 2024.  Restricted shares totaling 12,550 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three month period ended March 31, 2023.

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

At March 31, 2024, 159,650 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

As of March 31, 2024, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three month periods ended March 31, 2024 and 2023 amounted to $78,000 and $84,000, respectively.  The total income tax benefit related to stock-based compensation was $18,000 and $20,000, for the three month periods ended March 31, 2024 and 2023, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of March 31, 2024 and changes during the three month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	5,600	$63.60
Granted	3,150	28.00
Vested	-	-
Forfeited	-	-

Nonvested at end of year	8,750	$50.78

There were no restricted shares that vested during the three month periods ended March 31, 2024 or 2023. At March 31, 2024, there was $259,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.4 years.

10.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2024	2023

Cash payments for:
Interest	$3,047	$900
Income taxes (net of refunds received)	-	-

Noncash investing activities:
Agreement to invest in renewable energy
tax credit facility	$2,000	$-

11.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2024 and December 31, 2023.  The Company had no liabilities measured at fair value as of March 31, 2024 or December 31, 2023.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2024
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$68,470	$-	$68,470
Agency CMO	-	47,717	-	47,717
Agency notes and bonds	-	127,267	-	127,267
Treasury notes and bonds	58,362	-	-	58,362
Municipal obligations	-	126,328	-	126,328
Total securities available for sale	$58,362	$369,782	$-	$428,144

Equity securities	$1,193	$-	$-	1,193

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Construction	$-	$-	$37	$37
Total collateral dependent loans	$-	$-	$37	$37

December 31, 2023
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$72,044	$-	$72,044
Agency CMO	-	25,173	-	25,173
Agency notes and bonds	-	129,505	-	129,505
Treasury notes and bonds	63,084	-	-	63,084
Municipal obligations	-	147,465	-	147,465
Total securities available for sale	$63,084	$374,187	$-	$437,271

Equity securities	$1,260	$-	$-	1,260

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Mortgage	$-	$-	$27	$27
1-4 Family Residential Construction	-	-	27	27
Total collateral dependent loans	$-	$-	$54	$54

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At  March 31, 2024 and  December 31, 2023, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

At March 31, 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral of 20%. The Company recognized reductions in the provisions for credit losses on collateral dependent loans for the three months ended March 31, 2024 and 2023 of $11,000 and $40,000, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2024 and 2023.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2024 and 2023.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2024
Financial assets:
Cash and cash equivalents	$42,092	$42,092	$42,092	$-	$-
Interest-bearing time deposits	3,185	3,178	-	3,178	-
Securities available for sale	428,144	428,144	58,362	369,782	-
Securities held to maturity	7,000	4,405	-	4,405	-
Loans held for sale	759	765	-	765	-
Loans, net	621,377	618,055	-	-	618,055
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,442	4,442	-	4,442	-
Equity securities (included in
other assets)	1,193	1,193	1,193	-	-

Financial liabilities:
Deposits	1,010,092	1,008,683	-	-	1,008,683
Borrowed funds	33,625	33,509	-	33,509	-
Accrued interest payable	1,398	1,398	-	1,398	-

December 31, 2023
Financial assets:
Cash and cash equivalents	$38,670	$38,670	$38,670	$-	$-
Interest-bearing time deposits	3,920	3,925	-	3,925	-
Securities available for sale	437,271	437,271	63,084	374,187	-
Securities held to maturity	7,000	4,446	-	4,446	-
Loans held for sale	800	811	-	811	-
Loans, net	614,409	609,243	-	-	609,243
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,788	4,788	-	4,788	-
Equity securities (included in
other assets)	1,260	1,260	1,260	-	-

Financial liabilities:
Deposits	1,025,211	1,023,813	-	-	1,023,813
Borrowed funds	21,500	21,470	-	21,470	-
Accrued interest payable	1,209	1,209	-	1,209	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at March 31, 2024 and December 31, 2023 represent an approximation of exit price, but an actual exit price may differ.

12.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March, 31
(In thousands)	2024	2023

In Scope for ASC 606
Service charges on deposit accounts	$593	$562
ATM and debit card fees	1,060	1,087
Investment advisory income	13	12
Other	35	33
Revenue from contracts with customers	1,701	1,694

Out of Scope for ASC 606
Net gains on loans and investments	65	223
Increase in cash value of life insurance	48	45
Other	85	29
Other noninterest income	198	297

Total noninterest income	$1,899	$1,991

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Item 1A.  Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there was no significant change in the Company’s critical account policies or the application of critical accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2023.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets decreased $1.3 million but remained at $1.16 billion at December 31, 2023 and March 31, 2024.

Net loans receivable (excluding loans held for sale) increased $7.0 million from $614.4 million at December 31, 2023 to $621.4 million at March 31, 2024.  Commercial real estate, multifamily residential and other construction, development and land loan increases of $6.2 million, $3.7 million and $1.4 million, respectively, were partially offset by a decrease of $2.3 million in home equity and second mortgage loans during the three months ended March 31, 2024.

Cash and cash equivalents increased from $38.7 million at December 31, 2023 to $42.1 million at March 31, 2024 as maturities of available for sale securities and increased borrowings under the FRB’s BTFP were partially offset by net deposit outflows at the Bank.

Securities available for sale decreased $9.1 million from $437.3 million at December 31, 2023 to $428.1 million at March 31, 2024.  Purchases of $27.0 million of securities classified as available for sale were made during the three months ended March 31, 2024 and consisted primarily of U.S. government agency CMOs.  Principal payments and maturities of available for sale securities totaled $9.5 million and $5.1 million, respectively, during the three months ended March 31, 2024.  Securities classified as available for sale totaling $19.2 million were sold during the three months ended March 31, 2024 and consisted primarily of municipal bonds.  There was also an unrealized loss of $2.1 million on the securities available for sale portfolio during the three month period ended March 31, 2024 due primarily to increasing market interest rates during the period.

Total deposits decreased from $1.03 billion at December 31, 2023 to $1.01 billion at March 31, 2024.  Interest-bearing checking accounts decreased $29.4 million during the three months ended March 31, 2024, while time deposits, noninterest-bearing check accounts and savings accounts increased $9.8 million, $3.8 million and $744,000 during the period, respectively.  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

The Company had $33.6 million and $21.5 million in borrowings outstanding from the FRB under the BTFP at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB and the BTFP in order to meet daily liquidity requirements and to fund growth in earning assets.

Total stockholders' equity attributable to the Company increased from $105.2 million at December 31, 2023 to $105.7 million at March 31, 2024, due to a $2.0 million increase in retained net income partially offset by a $1.6 million net unrealized loss on available for sale securities.  The net unrealized loss on available for sale securities during the period is primarily due to increases in market interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Results of Operations for the Three Month Periods Ended March 31, 2024 and 2023

Net income.  Net income attributable to the Company was $3.0 million ($0.88 per diluted share) for the three months ended March 31, 2024 compared to $3.8 million ($1.14 per diluted share) for the three months ended March 31, 2023.

Net interest income.  Net interest income after provision for credit losses decreased $678,000 for the three months ended March 31, 2024 as compared to the same period in 2023.

Total interest income increased $1.7 million when comparing the periods due to an increase in the average tax-equivalent yield on interest-earning assets from 3.73% for the first quarter of 2023 to 4.29% for the first quarter of 2024.  The average balance of interest-earning assets was $1.12 billion for the first quarters of 2023 and 2024.  The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.91% for the first quarter of 2024 compared to 5.40% for the same period in 2023.

Total interest expense increased $2.2 million when comparing the periods due to an increase in the average cost of interest-bearing liabilities from 0.51% for the first quarter of 2023 to 1.55% for the first quarter of 2024, in addition to an increase in the average balance of interest-bearing liabilities from $788.2 million for the first quarter of 2023 to $833.7 million for the first quarter of 2024.  The Company had average outstanding advances from the FHLB of $3.4 million with an average rate of 5.63% and average outstanding borrowings under the FRB’s BTFP of $31.9 million with an average rate of 4.81% during the quarter ended March 31, 2024. The Company’s total average outstanding balance of borrowings during the quarter ended March 31, 2024 was $35.3 million with an average rate of 4.89%.  There were no outstanding borrowed funds during the same quarter in 2023.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin decreased from 3.38% for the quarter ended March 31, 2023 to 3.14% for the same period in 2024.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $193,000 for the quarter ended March 31, 2023 to $280,000 for the quarter ended March 31, 2024.  The increase was due to loan growth during the period as well as management’s consideration of macroeconomic uncertainty.  The Bank recognized net charge-offs of $55,000 and $203,000 for the quarters ended March 31, 2024 and 2023, respectively.

Noninterest income.  Noninterest income decreased $92,000 for the quarter ended March 31, 2024 as compared to the same period in 2023.  The Company recognized a $27,000 decrease in ATM and debit card fees, when comparing the two periods.  In addition, the Company recognized a $68,000 loss on equity securities for the quarter ended March 31, 2024 compared to a gain of $137,000 for the same quarter in 2023.  These were partially offset by increases of $58,000 and $31,000 in other income and service charges on deposit accounts, respectively.  In addition, there was a $32,000 gain on sale of available for sale securities during the quarter ended March 31, 2024 and no such sale in 2023.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense. Noninterest expense increased $356,000 for the quarter ended March 31, 2024 as compared to the same period in 2023, due primarily to increases in other expenses, professional fees, compensation and benefits, and data processing expenses of $163,000, $73,000, $54,000, and $45,000, respectively.  The increase in other expenses was due primarily to increases in FDIC insurance premiums, consumer fraud losses, and cable and internet expense of $53,000, $34,000 and $26,000, respectively.

Income tax expense.  Income tax expense decreased $262,000 for the first quarter of 2024 as compared to the first quarter of 2023 primarily due to increased benefits from tax credit entity investments during 2024.  As a result, the effective tax rate for the quarter ended March 31, 2024 was 14.6% compared to 16.8% for the same period in 2023.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2024, the Bank had cash and cash equivalents of $42.1 million and securities available-for-sale with a fair value of $428.1 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.9 million at March 31, 2024.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank had opted into the CBLR framework as of March 31, 2024 and December 31, 2023 and its CBLR was 10.29% and 9.92% as of those dates, respectively.  Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2024.  At both March 31, 2024 and December 31, 2023, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company adopted ASU 2016-13 effective January 1, 2023 which requires an ACL on off-balance sheet credit exposures. See Note 4 for additional information.

For the three months ended March 31, 2024, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2024 and December 31, 2023 financial information:

	At March 31, 2024		At December 31, 2023
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$808	2.23%	$503	1.44%
200bp	563	1.55	354	1.01
100bp	306	0.84	199	0.57
Static	-	-	-	-
(100)bp	(35)	(0.10)	72	0.21
(200)bp	(251)	(0.69)	(48)	(0.13)
(300)bp	(1,072)	(2.95)	(734)	(2.10)

At March 31, 2024 and December 31, 2023, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At March 31, 2024, an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat rates scenario. At December 31, 2023, an immediate and sustained decrease in rates of 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat rates scenario, but an immediate and sustained decrease in rates of 1.00% would increase the Company’s net interest income. During the three months ended March 31, 2024, management evaluated and adjusted deposit rate betas, interest rate spreads and rate index ties in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2024 and December 31, 2023 financial information:

	At March 31, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$217,620	$(6,421)	(2.87)%	20.75%	106bp
200bp	221,505	(2,536)	(1.13)	20.54	86bp
100bp	223,827	(214)	(0.10)	20.20	52bp
Static	224,041	-	-	19.69	0bp
(100)bp	222,989	(1,052)	(0.47)	19.10	(59)bp
(200)bp	218,281	(5,760)	(2.57)	18.22	(147)bp
(300)bp	204,205	(19,836)	(8.85)	16.67	(302)bp

	At December 31, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$206,434	$(4,405)	(1.97)%	19.65%	111bp
200bp	209,839	(1,000)	(0.45)	19.45	91bp
100bp	211,505	666	0.30	19.09	55bp
Static	210,839	-	-	18.54	0bp
(100)bp	209,270	(1,569)	(0.70)	17.94	(60)bp
(200)bp	204,705	(6,134)	(2.74)	17.10	(144)bp
(300)bp	191,171	(19,668)	(8.78)	15.61	(293)bp

The tables indicate that at March 31, 2024 and December 31, 2023 the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 or 300 basis point increase or a 100, 200 or 300 sudden and sustained decrease in prevailing interest rates. At March 31, 2024, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates. At December 31, 2023, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates. As previously mentioned in this report, during the three months ended March 31, 2024, management evaluated and adjusted deposit rate betas, interest rate spreads and rate index ties in its scenarios to better reflect the increasing rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2008, the board of directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock.  The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.  There were no repurchases of the Company’s outstanding common stock during the three months ended March 31, 2024.

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 14, 2024	BY:	/s/Michael C. Frederick
Michael C. Frederick
President and CEO

Dated May 14, 2024	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO
and Treasurer