Form 10-Q
period 2024-06-30
FIRST CAPITAL INC
filed 2024-08-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,352,003 shares of common stock were outstanding as of July 22, 2024.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2024	2023
	(In thousands)
ASSETS
Cash and due from banks	$22,967	$20,008
Interest bearing deposits with banks	1,665	3,171
Federal funds sold	25,939	15,491
Total cash and cash equivalents	50,571	38,670

Interest-bearing time deposits	2,940	3,920
Securities available for sale, at fair value (amortized cost $447,489 and $468,549, respectively)	414,301	437,271
Securities held to maturity, at amortized cost (fair value $4,494 and $4,446, respectively)	7,000	7,000
Loans held for sale	2,174	800
Loans, net of allowance for credit losses of $8,560 ($8,005 in 2023)	630,024	614,409
Federal Home Loan Bank ("FHLB") and other stock, at cost	1,836	1,836
Premises and equipment	14,262	14,413
Accrued interest receivable	4,575	4,788
Cash value of life insurance	9,219	9,105
Goodwill	6,472	6,472
Core deposit intangible	159	232
Other assets	20,063	18,964

Total Assets	$1,163,596	$1,157,880

LIABILITIES
Deposits:
Noninterest-bearing	$203,910	$205,535
Interest-bearing	810,336	819,676
Total deposits	1,014,246	1,025,211

Borrowed funds - Bank Term Funding Program ("BTFP")	33,625	21,500
Accrued interest payable	2,352	1,209
Accrued expenses and other liabilities	5,511	4,615
Total liabilities	1,055,734	1,052,535

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,806,983 shares (3,803,833 in 2023); outstanding 3,353,332 (3,350,660 in 2023)	38	38
Additional paid-in capital	41,676	41,588
Retained earnings-substantially restricted	101,075	97,105
Unearned stock compensation	(204)	(249)
Accumulated other comprehensive loss	(25,599)	(24,033)
Less treasury stock, at cost - 453,651 shares (453,173 in 2023)	(9,229)	(9,216)
Total First Capital, Inc. stockholders' equity	107,757	105,233

Noncontrolling interest in subsidiary	105	112
Total equity	107,862	105,345

Total Liabilities and Equity	$1,163,596	$1,157,880

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
INTEREST INCOME
Loans, including fees	$9,472	$8,071	$18,710	$15,709
Securities:
Taxable	1,757	1,347	3,386	2,648
Tax-exempt	636	869	1,340	1,734
Dividends	24	11	36	22
Federal funds sold and other income	329	302	583	674
Total interest income	12,218	10,600	24,055	20,787
INTEREST EXPENSE
Deposits	3,103	2,153	5,909	3,149
Advances - FHLB	51	58	99	58
Borrowed funds - BTFP	407	77	790	77
Total interest expense	3,561	2,288	6,798	3,284
Net interest income	8,657	8,312	17,257	17,503
Provision for credit losses	360	350	640	543
Net interest income after provision for credit losses	8,297	7,962	16,617	16,960
NONINTEREST INCOME
Service charges on deposit accounts	564	578	1,157	1,140
ATM and debit card fees	1,150	1,141	2,210	2,228
Commission and fee income	12	19	25	31
Gain (loss) on sale of securities	-	(14)	32	(14)
Unrealized (loss) gain on equity securities	(6)	(92)	(74)	45
Gain on sale of loans	169	104	270	190
Increase in cash surrender value of life insurance	66	66	114	111
Other income	68	61	188	123
Total noninterest income	2,023	1,863	3,922	3,854
NONINTEREST EXPENSE
Compensation and benefits	3,962	3,802	7,805	7,591
Occupancy and equipment	480	446	943	893
Data processing	1,115	1,081	2,191	2,112
Professional fees	303	165	562	351
Advertising	79	94	167	177
Other expenses	1,061	1,078	2,089	1,943
Total noninterest expense	7,000	6,666	13,757	13,067
Income before income taxes	3,320	3,159	6,782	7,747
Income tax expense	488	429	995	1,198
Net Income	2,832	2,730	5,787	6,549
Less: net income attributable to noncontrolling interest in subsidiary	4	4	7	7
Net Income Attributable to First Capital, Inc.	$2,828	$2,726	$5,780	$6,542

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.85	$0.82	$1.73	$1.95
Diluted	$0.85	$0.82	$1.73	$1.95

Dividends per share	$0.27	$0.27	$0.54	$0.54

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net Income	$2,832	$2,730	$5,787	$6,549

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period	163	(4,597)	(1,878)	4,216
Income tax benefit (expense)	(96)	1,085	337	(983)
Net of tax amount	67	(3,512)	(1,541)	3,233

Less: reclassification adjustment for realized (gains) losses included in net income	-	14	(32)	14
Income tax (expense) benefit	-	(3)	7	(3)
Net of tax amount	-	11	(25)	11

Other Comprehensive (Loss) Income, net of tax	67	(3,501)	(1,566)	3,244

Comprehensive Income (Loss)	2,899	(771)	4,221	9,793
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	4	4	7	7

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$2,895	$(775)	$4,214	$9,786

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at April 1, 2024	$38	$41,676	$99,152	$(25,666)	$(259)	$(9,216)	$115	$105,840
Net income	-	-	2,828	-	-	-	4	2,832
Other comprehensive income	-	-	-	67	-	-	-	67
Cash dividends	-	-	(905)	-	-	-	(14)	(919)
Stock compensation expense	-	-	-	-	55	-	-	55
Purchase of treasury shares	-	-	-	-	-	(13)	-	(13)

Balances at June 30, 2024	$38	$41,676	$101,075	$(25,599)	$(204)	$(9,229)	$105	$107,862

Balances at April 1, 2023	$38	$41,636	$90,845	$(28,996)	$(465)	$(9,018)	$115	$94,155
Net income	-	-	2,726	-	-	-	4	2,730
Other comprehensive loss	-	-	-	(3,501)	-	-	-	(3,501)
Cash dividends	-	-	(905)	-	-	-	(14)	(919)
Stock compensation expense	-	-	-	-	61	-	-	61
Purchase of treasury shares	-	-	-	-	-	(175)	-	(175)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at June 30, 2023	$38	$41,588	$92,666	$(32,497)	$(356)	$(9,193)	$105	$92,351

Balances at January 1, 2024	$38	$41,588	$97,105	$(24,033)	$(249)	$(9,216)	$112	$105,345
Net income	-	-	5,780	-	-	-	7	5,787
Other comprehensive loss	-	-	-	(1,566)	-	-	-	(1,566)
Cash dividends	-	-	(1,810)	-	-	-	(14)	(1,824)
Stock compensation expense	-	-	-	-	133	-	-	133
Purchase of treasury shares	-	-	-	-	-	(13)	-	(13)
Restricted stock grant grants	-	88	-	-	(88)	-	-	-

Balances at June 30, 2024	$38	$41,676	$101,075	$(25,599)	$(204)	$(9,229)	$105	$107,862

Balances at December 31, 2022	$38	$41,636	$88,465	$(35,741)	$(549)	$(8,691)	$112	$85,270
Cumulative Effect of Change in Accounting Principles	-	-	(529)	-	-	-	-	(529)
Balances at January 1, 2023 (as adjusted)	38	41,636	87,936	(35,741)	(549)	(8,691)	112	84,741

Net income	-	-	6,542	-	-	-	7	6,549
Other comprehensive income	-	-	-	3,244	-	-	-	3,244
Cash dividends	-	-	(1,812)	-	-	-	(14)	(1,826)
Stock compensation expense	-	-	-	-	145	-	-	145
Purchase of treasury shares	-	-	-	-	-	(502)	-	(502)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at June 30, 2023	$38	$41,588	$92,666	$(32,497)	$(356)	$(9,193)	$105	$92,351

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$5,787	$6,549
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	580	830
Depreciation and amortization expense	535	509
Deferred income taxes	(293)	(168)
Stock compensation expense	133	145
Increase in cash value of life insurance	(114)	(111)
(Gain) loss on sale of securities	(32)	14
Provision for credit losses	640	543
Proceeds from sales of loans	15,088	12,871
Loans originated for sale	(16,192)	(12,884)
Gain on sale of loans	(270)	(190)
Amortization of tax credit investment	986	170
Unrealized loss (gain) on equity securities	74	(45)
Decrease (increase) in accrued interest receivable	213	(51)
Increase in accrued interest payable	1,143	582
Net change in other assets/liabilities	2,423	(1,101)
Net Cash Provided By Operating Activities	10,701	7,663

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing time deposits	980	(977)
Purchase of securities available for sale	(35,358)	(20,144)
Proceeds from maturities of securities available for sale	22,480	9,885
Proceeds from sales of securities available for sale	19,189	10,816
Principal collected on mortgage-backed obligations	11,202	7,908
Net increase in loans receivable	(16,255)	(26,153)
Investment in tax credit entities	-	(100)
Investment in technology fund	(50)	(150)
Purchase of premises and equipment	(311)	(292)
Net Cash Provided By (Used In) Investing Activities	1,877	(19,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(10,965)	(17,955)
Advances from FHLB and BTFP	167,750	85,000
Repayment of advances from the FHLB and BTFP	(155,625)	(72,000)
Purchase of treasury stock	(13)	(502)
Dividends paid	(1,824)	(1,826)
Net Cash Used In Financing Activities	(677)	(7,283)

Net Increase (Decrease) in Cash and Cash Equivalents	11,901	(18,827)
Cash and cash equivalents at beginning of period	38,670	66,298
Cash and Cash Equivalents at End of Period	$50,571	$47,471

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2024, and the results of operations for the three and six months ended June 30, 2024 and 2023 and the cash flows for the six months ended June 30, 2024 and 2023.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

2.           Recent Accounting Pronouncements

              Recently Adopted Accounting Guidance

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurements (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted and the amendments in the ASU should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company’s adoption of the ASU, effective January 1, 2024, did not have a material impact on the Company’s financial position or results of operations.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.           Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at June 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2024
Securities available for sale:
Agency mortgage-backed securities	$74,648	$-	$9,035	$65,613
Agency CMO	48,313	56	561	47,808
Other debt securities:
Agency notes and bonds	135,335	8	7,821	127,522
Treasury notes and bonds	45,769	-	978	44,791
Municipal obligations	143,424	200	15,057	128,567

Total securities available for sale	$447,489	$264	$33,452	$414,301

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,506	$4,494

Total securities held to maturity	$7,000	$-	$2,506	$4,494

December 31, 2023
Securities available for sale:
Agency mortgage-backed securities	$81,166	$-	$9,122	$72,044
Agency CMO	25,402	94	323	25,173
Other debt securities:
Agency notes and bonds	138,174	38	8,707	129,505
Treasury notes and bonds	64,758	-	1,674	63,084
Municipal obligations	159,049	655	12,239	147,465

Total securities available for sale	$468,549	$787	$32,065	$437,271

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,554	$4,446

Total securities held to maturity	$7,000	$-	$2,554	$4,446

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of June 30, 2024, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$61,814	$60,386	$-	$-
Due after one year through five years	142,008	133,181	-	-
Due after five years through ten years	47,965	44,223	2,000	1,299
Due after ten years	72,741	63,090	5,000	3,195
	324,528	300,880	7,000	4,494
Mortgage-backed securities and CMO	122,961	113,421	-	-

	$447,489	$414,301	$7,000	$4,494

Information pertaining to investment securities with gross unrealized losses at June 30, 2024, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

June 30, 2024:
Securities available for sale:
Continuous loss position less than twelve months:
Agency CMO	12	$25,124	$180
Agency notes and bonds	4	2,732	18
Muncipal obligations	88	37,119	2,929
Total less than twelve months	104	64,975	3,127

Continuous loss position more than twelve months:
Agency mortgage-backed securities	95	65,612	9,035
Agency CMO	25	11,104	381
Agency notes and bonds	53	122,709	7,803
Treasury notes and bonds	16	44,791	978
Muncipal obligations	129	76,205	12,128
Total more than twelve months	318	320,421	30,325

Total securities available for sale	422	$385,396	$33,452

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$4,494	$2,506
Total more than twelve months	4	4,494	2,506

Total securities held to maturity	4	$4,494	$2,506

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At June 30, 2024, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. Based on this analysis, management concludes the decline in fair value is due to changes in interest rates and other market factors. Accordingly, no credit loss provision was recorded in earnings for the three and six months ended June 30, 2024 and 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At June 30, 2024, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 8.0% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  At June 30, 2024, the corporate notes classified as held to maturity in a loss position had depreciated approximately 35.8% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

As of June 30, 2024 and December 31, 2023, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at June 30, 2024, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

There were no sales of available for sale securities during the three months ended June 30, 2024.  During the six months ended June 30, 2024, the Company recognized gross gains of $133,000 and gross losses of $101,000 on sales of available for sale securities.  During the three and six months ended June 30, 2023, the Company recognized gross gains of $78,000 and gross losses of $92,000 on sales of available for sale securities and time deposits.

At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Accrued interest receivable on available for sale debt securities totaled $2.2 million and $2.4 million at June 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both June 30, 2024 and December 31, 2023, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended June 30, 2024 and 2023, the Company recognized unrealized losses of $6,000 and $92,000, respectively, on this equity investment.  During the six months ended June 30, 2024, the Company recognized an unrealized loss of $74,000 on this equity investment.  During the six months ended June 30, 2023, the Company recognized an unrealized gain of $45,000 on this equity investment. At June 30, 2024 and December 31, 2023, the equity investment had a fair value of $1.2 million and $1.3 million, respectively, and is included in other assets on the consolidated balance sheets.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At June 30, 2024 and December 31, 2023, the Company’s investment in the limited partnership was $1.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the limited partnership investment at June 30, 2024 and December 31, 2023 was $480,000 and $530,000, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the three and six months ended June 30, 2024 or 2023.

4.           Loans and Allowance for Credit Losses

Loans at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023

1-4 Family Residential Mortgage	$137,219	$133,480
Home Equity and Second Mortgage	63,449	62,070
Multifamily Residential	37,224	39,963
1-4 Family Residential Construction	14,400	15,667
Other Construction, Development and Land	83,298	76,713
Commercial Real Estate	177,492	168,757
Commercial Business	64,695	68,223
Consumer and Other	59,694	56,373
Principal loan balance	637,471	621,246

Deferred loan origination fees and costs, net	1,113	1,168
Allowance for credit losses	(8,560)	(8,005)

Loans, net	$630,024	$614,409

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at June 30, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$137,219	$63,449	$37,224	$14,400	$83,298	$177,492	$64,695	$59,694	$637,471

Net deferred loan origination fees and costs	110	1,212	(17)	-	(37)	(145)	(10)	-	1,113

Amortized cost basis in loans	$137,329	$64,661	$37,207	$14,400	$83,261	$177,347	$64,685	$59,694	$638,584

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$133,480	$62,070	$39,963	$15,667	$76,713	$168,757	$68,223	$56,373	$621,246

Net deferred loan origination fees and costs	121	1,231	(17)	-	(44)	(112)	(11)	-	1,168

Amortized cost basis in loans	$133,601	$63,301	$39,946	$15,667	$76,669	$168,645	$68,212	$56,373	$622,414

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the three months ended June 30, 2024 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance	$1,338	$444	$423	$192	$811	$2,754	$1,302	$966	$8,230
Provision for credit losses	(46)	114	(81)	(13)	(8)	(407)	617	184	360
Charge-offs	(3)	-	-	-	-	-	-	(82)	(85)
Recoveries	13	1	-	-	-	-	1	40	55

Ending balance	$1,302	$559	$342	$179	$803	$2,347	$1,920	$1,108	$8,560

An analysis of the changes in the ACL on loans for the three months ended June 30, 2023 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance	$1,414	$366	$381	$187	$489	$2,190	$1,084	$1,212	$7,323
Provision for credit losses	69	6	233	(16)	(29)	(174)	510	(249)	350
Charge-offs	(29)	(9)	-	-	-	-	(33)	(164)	(235)
Recoveries	15	-	-	-	-	-	3	59	77

Ending balance	$1,469	$363	$614	$171	$460	$2,016	$1,564	$858	$7,515

Accrued interest on loans of $2.3 million at both June 30, 2024 and December 31, 2023, is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the six months ended June 30, 2024 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance,	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005
Provision for credit losses	(198)	149	10	(29)	(1)	227	488	(6)	640
Charge-offs	(4)	-	-	-	-	-	-	(181)	(185)
Recoveries	14	4	-	-	-	1	1	80	100

Ending balance	$1,302	$559	$342	$179	$803	$2,347	$1,920	$1,108	$8,560

An analysis of the changes in the ACL on loans for the six months ended June 30, 2023 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance, prior to adoption of ASC 326	$1,036	$531	$346	$206	$587	$2,029	$1,156	$881	$6,772
Impact of adopting ASC 326	423	(26)	(3)	(9)	13	(130)	(142)	435	561
Provision for credit losses	26	(133)	271	(26)	(140)	117	730	(302)	543
Charge-offs	(31)	(9)	-	-	-	-	(188)	(282)	(510)
Recoveries	15	-	-	-	-	-	8	126	149

Ending balance	$1,469	$363	$614	$171	$460	$2,016	$1,564	$858	$7,515

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024					December 31, 2023
	Real				ACL	Real			ACL
	Estate	Equipment	Other	Total	Allocation	Estate	Other	Total	Allocation
	(In thousands)					(In thousands)

1-4 Family Residential Mortgage	$1,539	$-	$-	$1,539	$-	$1,651	$-	$1,651	$9
Home Equity and Second Mortgage	647	-	-	647	-	548	-	548	-
Multifamily Residential	-	-	-	-	-	-	-	-	-
1-4 Family Residential Construction	87	-	-	87	50	87	-	87	60
Other Construction, Development and Land	54	-	-	54	-	54	-	54	-
Commercial Real Estate	2,614	-	-	2,614	-	1,055	-	1,055	-
Commercial Business	-	2,029	142	2,171	851	-	38	38	-
Consumer and Other	-	-	-	-	-	-	-	-	-
	$4,941	$2,029	$142	$7,112	$901	$3,395	$38	$3,433	$69

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest.  The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of June 30, 2024:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,066	$-	$1,066	$384	$1,450
Home Equity and Second Mortgage	502	-	502	-	502
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	-	87	87	-	87
Other Construction, Development and Land	54	-	54	-	54
Commercial Real Estate	-	-	-	-	-
Commercial Business	-	2,029	2,029	-	2,029
Consumer and Other	-	-	-	-	-

Total	$1,622	$2,116	$3,738	$384	$4,122

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2024 and 2023.

The following table presents the aging of the amortized cost basis in loans at June 30, 2024:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,293	$111	$1,082	$2,486	$134,843	$137,329
Home Equity and Second Mortgage	586	78	61	725	63,936	64,661
Multifamily Residential	-	-	-	-	37,207	37,207
1-4 Family Residential Construction	-	-	87	87	14,313	14,400
Other Construction, Development and Land	165	59	54	278	82,983	83,261
Commercial Real Estate	-	718	-	718	176,629	177,347
Commercial Business	286	142	-	428	64,257	64,685
Consumer and Other	296	57	-	353	59,341	59,694

Total	$2,626	$1,165	$1,284	$5,075	$633,509	$638,584

The following table presents the aging of the amortized cost basis in loans at December 31, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$2,104	$335	$482	$2,921	$130,680	$133,601
Home Equity and Second Mortgage	396	70	-	466	62,835	63,301
Multifamily Residential	-	-	-	-	39,946	39,946
1-4 Family Residential Construction	-	-	-	-	15,667	15,667
Other Construction, Development and Land	162	-	54	216	76,453	76,669
Commercial Real Estate	834	-	-	834	167,811	168,645
Commercial Business	-	-	-	-	68,212	68,212
Consumer and Other	302	51	-	353	56,020	56,373

Total	$3,798	$456	$536	$4,790	$617,624	$622,414

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

During the three months ended June 30, 2024, the Company modified Commercial Business loans with an amortized cost basis of $2.0 million, or approximately 3% of the amortized cost of all Commercial Business loans, for which the borrowers were experiencing financial distress. The modification for each loan was the granting of a three-month, interest only payment period with an additional three months added to the original term of the loans.  No principal was forgiven, no payments were delayed, and no interest rates were reduced for the modified loans.  This is the same relationship that was modified during the three months ended March 31, 2024 with a similar three-month interest only payment period.  For the six months ended June 30, 2024, the relationship was modified to allow for six months of interest only payments with maturity of the original loans being extended by six months.  The Company monitors the performance of modified loans and none of the modified loans were delinquent at June 30, 2024.  There were no modifications to borrowers in financial distress during the three or six months ended June 30, 2023.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three or six months ended June 30, 2024 and 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of June 30, 2024 and December 31, 2023.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the analysis performed at June 30, 2024 and December 31, 2023, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
June 30, 2024:	(In thousands)
1-4 Family Residential Mortgage
Pass	$12,116	$32,993	$29,208	$24,254	$6,484	$30,358	$-	$135,413
Special Mention	-	32	-	-	-	345	-	377
Substandard	-	-	-	-	74	399	-	473
Doubtful	-	-	44	156	-	866	-	1,066
	$12,116	$33,025	$29,252	$24,410	$6,558	$31,968	$-	$137,329

Current period gross write-offs	$-	$-	$-	$-	$-	$4	$-	$4

Home Equity and Second Mortgage
Pass	$1,214	$4,853	$3,950	$465	$200	$379	$52,752	$63,813
Special Mention	-	-	-	-	-	-	200	200
Substandard	-	-	-	-	-	-	146	146
Doubtful	-	-	-	-	-	502	-	502
	$1,214	$4,853	$3,950	$465	$200	$881	$53,098	$64,661

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multifamily Residential
Pass	$639	$3,567	$10,484	$8,616	$7,814	$6,087	$-	$37,207
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$639	$3,567	$10,484	$8,616	$7,814	$6,087	$-	$37,207

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
June 30, 2024:	(In thousands)
1-4 Family Residential Construction
Pass	$5,494	$5,945	$1,370	$630	$617	$257	$-	$14,313
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	87	-	-	-	87
	$5,494	$5,945	$1,370	$717	$617	$257	$-	$14,400

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Other Construction, Development and Land
Pass	$4,686	$32,970	$36,745	$3,577	$1,571	$3,610	$-	$83,159
Special Mention	-	-	-	-	-	48	-	48
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	54	-	54
	$4,686	$32,970	$36,745	$3,577	$1,571	$3,712	$-	$83,261

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$12,380	$19,083	$39,260	$27,358	$18,894	$50,970	$1,118	$169,063
Special Mention	-	95	1,100	-	1,600	2,626	250	5,671
Substandard	311	718	-	566	216	802	-	2,613
Doubtful	-	-	-	-	-	-	-	-
	$12,691	$19,896	$40,360	$27,924	$20,710	$54,398	$1,368	$177,347

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Business
Pass	$4,364	$12,878	$11,281	$9,704	$5,202	$5,074	$13,347	$61,850
Special Mention	40	65	82	89	43	155	190	664
Substandard	-	107	-	-	-	35	-	142
Doubtful	-	-	2,029	-	-	-	-	2,029
	$4,404	$13,050	$13,392	$9,793	$5,245	$5,264	$13,537	$64,685

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
June 30, 2024:	(In thousands)
Consumer and Other
Pass	$10,914	$20,041	$10,976	$5,472	$1,555	$8,238	$2,405	$59,601
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	93	93
Doubtful	-	-	-	-	-	-	-	-
	$10,914	$20,041	$10,976	$5,472	$1,555	$8,238	$2,498	$59,694

Current period gross write-offs	$-	$25	$92	$20	$5	$2	$37	$181

Total Loans
Pass	$51,807	$132,330	$143,274	$80,076	$42,337	$104,973	$69,622	$624,419
Special Mention	40	192	1,182	89	1,643	3,174	640	6,960
Substandard	311	825	-	566	290	1,236	239	3,467
Doubtful	-	-	2,073	243	-	1,422	-	3,738
	$52,158	$133,347	$146,529	$80,974	$44,270	$110,805	$70,501	$638,584

Current period gross write-offs	$-	$25	$92	$20	$5	$6	$37	$185

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The Company held no foreclosed real estate at either June 30, 2024 or December 31, 2023. At June 30, 2024, there were no loans secured by residential real estate properties for which the formal foreclosure proceedings had been initiated.  At December 31, 2023, the amortized cost basis in loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1,000.

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both June 30, 2024 and December 31, 2023. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three and six months ended June 30, 2024 and 2023.

5.           Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At June 30, 2024 and December 31, 2023, the balance of the Bank’s investment was $1.7 million and $1.9 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $168,000 at both June 30, 2024 and December 31, 2023, and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During the three month periods ended June 30, 2024 and 2023, the Bank recognized amortization expense of $72,000 and $82,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended June 30, 2024 and 2023, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $101,000 and $104,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the six month periods ended June 30, 2024 and 2023, the Bank recognized amortization expense of $144,000 and $170,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the six month periods ended June 30, 2024 and 2023, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $203,000 and $208,000, respectively, which was included in income tax expense on the consolidated statements of income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.           Renewable Energy Tax Credit Investment

On April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by a solar energy producing facilities through limited liability companies.  At June 30, 2024 and December 31, 2023, the balance of the Bank’s investments in the limited liability companies was $1.5 million and $306,000, respectively, and was reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the solar energy tax credit investments was $2.0 million at June 30, 2024 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2024.  The Bank had fully funded its commitment in the solar energy tax credit investment at December 31, 2023.

The investment is accounted for using the proportional amortization method.  During the three month period ended June 30, 2024, the Bank recognized amortization expense of $337,000 as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month period ended June 30, 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $425,000, which was included in income tax expense on the consolidated statements of income.  During the six month period ended June 30, 2024, the Bank recognized amortization expense of $842,000 as a component of income tax expense on the consolidated statements of income.  Additionally, during the six month period ended June 30, 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $1.0 million, which was included in income tax expense on the consolidated statements of income.  The Bank did not recognize any amortization, income tax credits or other income tax benefits related to its solar energy tax credit investments during the three and six months ended June 30, 2023.

7.           Borrowed Funds

At June 30, 2024, the Company had $33.6 million in borrowings outstanding under the Federal Reserve Bank’s (“FRB”) Bank Term Funding Program (“BTFP”) and no outstanding advances from the FHLB.  At December 31, 2023, the Company had $21.5 million in borrowings outstanding under the FRB’s BTFP and no outstanding advances from the FHLB.

On March 12, 2023, the FRB created the BTFP to make additional funding available to eligible depository institutions. The BTFP offered loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program did not include any fees or prepayment penalties.  In January 2024, the Company repaid all outstanding borrowings under the BTFP and advances from the FHLB and then borrowed $33.6 million under the BTFP at a fixed rate of 4.85% for a one-year period. At June 30, 2024, the pledged securities had a par value of $48.9 million and a carrying value of $46.2 million.  Effective March 11, 2024, the BTFP ceased making new loans.

FHLB advances are secured under a blanket collateral agreement. At June 30, 2024, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for future FHLB advances was $22.5 million and $47.6 million, respectively.  At June 30, 2024, the Company had a $42.5 million borrowing capacity limit with the FHLB based on pledged collateral.

On February 28, 2024, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement.  This agreement expires on February 28, 2025.  At June 30, 2024, there were no borrowings under the agreement.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

During the three and six month periods ended June 30, 2024 and 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
FHLB variable-rate advances
Maximum balance at any month end	$5,000	$-	$5,000	$-
Average balance	879	357	1,036	179
Period end balance	-	-	-	-

Weighted average interest rate (annualized):
At end of period	0.00%	0.00%	0.00%	0.00%
During the period	5.76%	5.37%	5.77%	5.37%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$12,500	$15,000	$13,000	$15,000
Average balance	2,692	4,192	2,456	2,096
Period end balance	-	-	-	-

Weighted average interest rate (annualized):
At end of period	0.00%	0.00%	0.00%	0.00%
During the period	5.67%	5.11%	5.65%	5.11%

BTFP borrowings:
Maximum balance at any month end	$33,625	$13,000	$33,625	$13,000
Average balance	33,625	6,067	32,766	3,033
Period end balance	33,625	13,000	33,625	13,000

Weighted average interest rate (annualized):
At end of period	4.85%	4.99%	4.85%	4.99%
During the period	4.84%	5.04%	4.82%	5.04%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.          Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023

Basic
Earnings:
Net income attributable to First Capital, Inc.	$2,828	$2,726	$5,780	$6,542

Shares:
Weighted average common shares outstanding	3,345,278	3,344,063	3,345,169	3,348,817

Net income attributable to First Capital, Inc. per common share, basic	$0.85	$0.82	$1.73	$1.95

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$2,828	$2,726	$5,780	$6,542

Shares:
Weighted average common shares outstanding	3,345,278	3,344,063	3,345,169	3,348,817
Add: Dilutive effect of restricted stock	123	-	-	-

Weighted average common shares outstanding, as adjusted	3,345,401	3,344,063	3,345,169	3,348,817

Net income attributable to First Capital, Inc. per common share, diluted	$0.85	$0.82	$1.73	$1.95

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  No restricted shares were excluded from the calculation of diluted net income per share for the three month period ended June 30, 2024. Restricted shares totaling 7,925 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the six month period ended June 30, 2024.  Restricted shares totaling 11,700 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three and six month periods ended June 30, 2023.

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

At June 30, 2024, 159,650 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

As of June 30, 2024, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three and six month periods ended June 30, 2024 amounted to $56,000 and $134,000, respectively.  Compensation expense related to restricted stock recognized for the three and six month periods ended June 30, 2023 amounted to $61,000 and $145,000, respectively.  The total income tax benefit related to stock-based compensation was $9,000 and $27,000, for the three and six month periods ended June 30, 2024, respectively. The total income tax benefit related to stock-based compensation was $14,000 and $34,000, for the three and six month periods ended June 30, 2023, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

A summary of the Company’s nonvested restricted shares under the Plan as of June 30, 2024 and changes during the six month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	5,600	$63.60
Granted	3,150	28.00
Vested	825	53.89
Forfeited	-	-

Nonvested at end of period	7,925	$50.48

There were 825 restricted shares that vested during the six month period ended June 30, 2024 due to the retirement of a director and an employee.  The fair value of restricted shares that vested during the six month period ended June 30, 2024 was $25,000.  No restricted shares vested during the six month period ended June 30, 2023. At June 30, 2024, there was $204,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 2.5 years.

10.         Supplemental Disclosures of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2024	2023

Cash payments for:
Interest	$5,655	$2,701
Income taxes (net of refunds received)	77	1,794

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	$-	$72
Security matured but proceeds not yet received	(3,000)	-
Agreement to invest in renewable energy tax credit facility	2,000	-

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2024 and December 31, 2023.  The Company had no liabilities measured at fair value as of June 30, 2024 or December 31, 2023.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2024
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$65,613	$-	$65,613
Agency CMO	-	47,808	-	47,808
Agency notes and bonds	-	127,522	-	127,522
Treasury notes and bonds	44,791	-	-	44,791
Municipal obligations	-	128,567	-	128,567
Total securities available for sale	$44,791	$369,510	$-	$414,301

Equity securities	$1,186	$-	$-	1,186

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Construction	$-	$-	$37	$37
Commercial Business	-	-	1,178	1,178
Total collateral dependent loans	$-	$-	$1,215	$1,215

December 31, 2023
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$72,044	$-	$72,044
Agency CMO	-	25,173	-	25,173
Agency notes and bonds	-	129,505	-	129,505
Treasury notes and bonds	63,084	-	-	63,084
Municipal obligations	-	147,465	-	147,465
Total securities available for sale	$63,084	$374,187	$-	$437,271

Equity securities	$1,260	$-	$-	1,260

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Mortgage	$-	$-	$27	$27
1-4 Family Residential Construction	-	-	27	27
Total collateral dependent loans	$-	$-	$54	$54

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At June 30, 2024 and December 31, 2023, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

At June 30, 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral of 20%. The Company recognized provisions for credit losses on collateral dependent loans of $852,000 for the three months ended June 30, 2024. The Company recognized provisions for credit losses on collateral dependent loans of $841,000 and $40,000 for the six months ended June 30, 2024 and 2023, respectively.  The Company did not recognize any provisions for credit losses on collateral dependent loans for the three months ended June 30, 2023.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended June 30, 2024 and 2023.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended June 30, 2024 and 2023.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2024
Financial assets:
Cash and cash equivalents	$50,571	$50,571	$50,571	$-	$-
Interest-bearing time deposits	2,940	2,932	-	2,932	-
Securities available for sale	414,301	414,301	44,791	369,510	-
Securities held to maturity	7,000	4,494	-	4,494	-
Loans held for sale	2,174	2,212	-	2,212	-
Loans, net	630,024	624,644	-	-	624,644
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,575	4,575	-	4,575	-
Equity securities (included in other assets)	1,186	1,186	1,186	-	-

Financial liabilities:
Deposits	1,014,246	1,012,811	-	-	1,012,811
Borrowed funds	33,625	33,519	-	33,519	-
Accrued interest payable	2,352	2,352	-	2,352	-

December 31, 2023
Financial assets:
Cash and cash equivalents	$38,670	$38,670	$38,670	$-	$-
Interest-bearing time deposits	3,920	3,925	-	3,925	-
Securities available for sale	437,271	437,271	63,084	374,187	-
Securities held to maturity	7,000	4,446	-	4,446	-
Loans held for sale	800	811	-	811	-
Loans, net	614,409	609,243	-	-	609,243
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,788	4,788	-	4,788	-
Equity securities (included in other assets)	1,260	1,260	1,260	-	-

Financial liabilities:
Deposits	1,025,211	1,023,813	-	-	1,023,813
Borrowed funds	21,500	21,470	-	21,470	-
Accrued interest payable	1,209	1,209	-	1,209	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at June 30, 2024 and December 31, 2023 represent an approximation of exit price, but an actual exit price may differ.

12.         Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023

In Scope for ASC 606
Service charges on deposit accounts	$564	$578	$1,157	$1,140
ATM and debit card fees	1,150	1,141	2,210	2,228
Investment advisory income	12	19	25	31
Other	33	31	68	64
Revenue from contracts with customers	1,759	1,769	3,460	3,463

Out of Scope for ASC 606
Net gains (losses) on loans and investments	163	(2)	228	221
Increase in cash value of life insurance	66	66	114	111
Other	35	30	120	59
Other noninterest income	264	94	462	391

Total noninterest income	$2,023	$1,863	$3,922	$3,854

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

13.         Captive Subsidiary

As described in Note 1, the Company had a wholly-owned insurance subsidiary providing property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may result in the Captive being considered a listed transaction. The proposed regulations include the possibility of material tax expense to the consolidated group if finalized in their current form. However, the final regulations have not been published and as such management cannot reasonably estimate or determine the potential tax liability as of June 30, 2024. The Captive was formally dissolved with all remaining assets transferred to the Company on December 31, 2023.

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

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. During the six months ended June 30, 2024, there was no significant change in the Company’s critical account policies or the application of critical accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2023.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets increased $5.7 million but remained at $1.16 billion at December 31, 2023 and June 30, 2024.

Net loans receivable (excluding loans held for sale) increased $15.6 million from $614.4 million at December 31, 2023 to $630.0 million at June 30, 2024.  Commercial real estate, other construction, development and land loan and 1-4 family residential mortgage loan increases of $8.7 million, $6.6 million and $3.7 million, respectively, were partially offset by decreases of $3.5 million and $2.7 million in commercial business and multifamily residential loans, respectively, during the six months ended June 30, 2024.

Cash and cash equivalents increased from $38.7 million at December 31, 2023 to $50.6 million at June 30, 2024 as maturities of available for sale securities and increased borrowings under the FRB’s BTFP were partially offset by net deposit outflows at the Bank.

Securities available for sale decreased $23.0 million from $437.3 million at December 31, 2023 to $414.3 million at June 30, 2024.  Purchases of $35.4 million of securities classified as available for sale were made during the six months ended June 30, 2024 and consisted primarily of U.S. government agency CMOs and municipal bonds.  Principal payments and maturities of available for sale securities totaled $11.2 million and $22.5 million, respectively, during the six months ended June 30, 2024.  Securities classified as available for sale totaling $19.2 million were sold during the six months ended June 30, 2024 and consisted primarily of municipal bonds.  There was also an unrealized loss of $1.9 million on the securities available for sale portfolio during the six month period ended June 30, 2024 due primarily to increasing market interest rates during the period.

Total deposits decreased from $1.03 billion at December 31, 2023 to $1.01 billion at June 30 2024.  Interest-bearing checking accounts, non-interest-bearing checking accounts and savings accounts decreased $30.4 million, $1.6 million and $7.1 million, respectively, during the six months ended June 30, 2024, while time deposits increased $28.1 million during the period.  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits driven by high interest rate alternatives for depositors is currently impacting deposit fluctuations and increasing our cost of deposits.

The Company had $33.6 million and $21.5 million in borrowings outstanding from the FRB under the BTFP at June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB and the BTFP in order to meet daily liquidity requirements and to fund growth in earning assets.

Total stockholders' equity attributable to the Company increased from $105.2 million at December 31, 2023 to $107.8 million at June 30, 2024, due to a $4.0 million increase in retained net income partially offset by a $1.6 million net unrealized loss on available for sale securities.  The net unrealized loss on available for sale securities during the period is primarily due to increases in market interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Results of Operations for the Three Month Periods Ended June 30, 2024 and 2023

Net income.  Net income attributable to the Company was $2.8 million ($0.85 per diluted share) for the three months ended June 30, 2024 compared to $2.7 million ($0.82 per diluted share) for the three months ended June 30, 2023.

Net interest income.  Net interest income after provision for credit losses increased $335,000 for the three months ended June 30, 2024 as compared to the same period in 2023.

Total interest income increased $1.6 million when comparing the periods due to an increase in the average tax-equivalent yield on interest-earning assets from 3.88% for the second quarter of 2023 to 4.42% for the second quarter of 2024.  The average balance of interest-earning assets was $1.12 billion for the second quarters of 2023 and 2024.  The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.99% for the second quarter of 2024 compared to 5.56% for the same period in 2023.

Total interest expense increased $1.3 million when comparing the periods due to an increase in the average cost of interest-bearing liabilities from 1.12% for the second quarter of 2023 to 1.71% for the second quarter of 2024, in addition to an increase in the average balance of interest-bearing liabilities from $813.9 million for the second quarter of 2023 to $830.7 million for the second quarter of 2024.  The Company had average outstanding advances from the FHLB of $3.6 and $4.5 million with an average rate of 5.71% and 5.19% during the quarters ended June 30, 2024 and 2023, respectively.  The Company had average outstanding borrowings under the FRB’s BTFP of $33.6 million and $6.1 million with an average rate of 4.84% and 5.01% during the quarters ended June 30, 2024 and 2023, respectively. The Company’s total average outstanding balance of borrowings during the quarters ended June 30, 2024 and 2023 was $37.2 million and $10.6 million with an average rate of 4.93% and 5.09%, respectively.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.06% for the quarter ended June 30, 2023 to 3.15% for the same period in 2024.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $350,000 for the quarter ended June 30, 2023 to $360,000 for the quarter ended June 30, 2024.  The increase was due to loan growth during the period, the increase in the nonperforming assets during the quarter, as well as management’s consideration of macroeconomic uncertainty. The Bank recognized net charge-offs of $30,000 and $158,000 for the quarters ended June 30, 2024 and 2023, respectively.

Noninterest income.  Noninterest income increased $160,000 for the quarter ended June 30, 2024 as compared to the same period in 2023.  The Company recognized a $65,000 increase in gains on sale of loans, when comparing the two periods.  In addition, the Company recognized a $6,000 loss on equity securities for the quarter ended June 30, 2024 compared to a $92,000 loss for the same quarter in 2023.

Noninterest expense. Noninterest expense increased $334,000 for the quarter ended June 30, 2024 as compared to the same period in 2023, due primarily to increases in compensation and benefits and professional fees of $160,000 and $138,000, respectively.  The increase in compensation and benefits is due to standard increases in salary and wages as well as increases in the cost of Company-provided health insurance benefits.  The increase in professional fees is primarily due to increased costs associated the with Company’s annual audit and fees being accrued for the Company’s ongoing core contract negotiations.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense.  Income tax expense increased $59,000 for the second quarter of 2024 as compared to the second quarter of 2023 primarily due to the initial recognition of benefits from tax credit entity investments during 2023.  As a result, the effective tax rate for the quarter ended June 30, 2024 was 14.7% compared to 13.6% for the same period in 2023.

Results of Operations for the Six Month Periods Ended June 30, 2024 and 2023

Net income.  Net income attributable to the Company was $5.8 million ($1.73 per diluted share) for the six months ended June 30, 2024 compared to $6.5 million ($1.95 per diluted share) for the six months ended June 30, 2023.

Net interest income.  Net interest income after provision for credit losses decreased $343,000 for the six months ended June 30, 2024 compared to the same period in 2023.

Total interest income increased $3.3 million when comparing the two periods due to an increase in the average tax-equivalent yield on interest-earning assets from 3.81% for the six months ended June 30, 2023 to 4.36% for the same period in 2024.  The increase in the tax-equivalent yield was primarily due to an increase in the tax equivalent yield on loans to 5.95% for the first six months of 2024 compared to 5.48% for the same period in 2023.

Total interest expense increased $3.5 million as the average cost of interest-bearing liabilities increased from 0.82% for the six months ended June 30, 2023 to 1.63% for the same period in 2024, in addition to an increase in the average balance of interest-bearing liabilities from $801.1 million for the first six months of 2023 to $832.2 million for the same period of 2024.  The Company had average outstanding advances from the FHLB of $3.5 million and $2.3 million with an average rate of 5.67% and 5.19% during the six months ended June 30, 2024 and 2023, respectively.  The Company had average outstanding borrowings under the Federal Reserve Bank’s BTFP of $32.8 million and $3.0 million with an average rate of 4.82% and 5.01% during the six months ended June 30, 2024 and 2023, respectively. The Company’s total average outstanding balance of borrowings were $36.3 million and $5.3 million with an average rate of 4.90% and 5.09% during the six months ended June 30, 2024 and 2023, respectively.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin decreased from 3.22% for the six months ended June 30, 2023 to 3.15% for the six months ended June 30, 2024.

Provision for credit losses.  Based on management’s analysis of the ACL on loans, the provision for credit losses increased from $543,000 for the six months ended June 30, 2023 to $640,000 for the six months ended June 30, 2024.  The increase was due to loan growth during the period, the increase in the nonperforming assets during the second quarter, as well as management’s consideration of macroeconomic uncertainty. The Bank recognized net charge-offs of $85,000 for the six months ended June 30, 2024 compared to $361,000 for the same period in 2023.

Noninterest income.  Noninterest income increased $68,000 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to increases in gains on the sale of loans and other income of $80,000 and $65,000, respectively.  The increase in other income is primarily due to the recognition of a $57,000 distribution related to the Company’s investment in a technology fund during the six months ended June 30, 2024 compared to no such distribution during the six months ended June 30,  2023.  In addition, the Company recognized a $32,000 net gain on sale of available for securities during the six months ended June 30, 2024 compared to a $14,000 net loss during the six months ended June 30, 2023.  The six months ended June 30, 2024 also included a $74,000 loss on equity securities compared to a $45,000 gain on equity securities during the same period in 2023.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Noninterest expense. Noninterest expense increased $690,000 for the six months ended June 30, 2024 as compared to the same period in 2023.  This was primarily due to increases in compensation and benefits, professional fees and other expenses of $214,000, $211,000 and $146,000, respectively, when comparing the two periods.  The increase in other expenses was primarily due to increases in fraud losses of $68,000, FDIC insurance premiums of $46,000 and the Company’s support of local communities through sponsorships and donations which increased $59,000 for the six months ended June 30, 2024 compared to the same period of 2023.

Income tax expense.  Income tax expense decreased $203,000 for the six months ended June 30, 2024 as compared to the same period in 2023 resulting in an effective tax rate of 14.7% for the six months ended June 30, 2024, compared to 15.5% for the same period in 2023.  The decrease in income tax expense is primarily due to the Company’s recognition of six months of benefits from tax credit entity investments during 2024 which were only initiated during the latter part of the second quarter of 2023.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At June 30, 2024, the Bank had cash and cash equivalents of $50.6 million and securities available-for-sale with a fair value of $414.3 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.8 million at June 30, 2024.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank had opted into the CBLR framework as of June 30, 2024 and December 31, 2023 and its CBLR was 10.44% and 9.92% as of those dates, respectively.  Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2024.  At both June 30, 2024 and December 31, 2023, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended June 30, 2024, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2024 and December 31, 2023 financial information:

	At June 30, 2024		At December 31, 2023
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$662	1.80%	$503	1.44%
200bp	483	1.31	354	1.01
100bp	269	0.73	199	0.57
Static	-	-	-	-
(100)bp	24	0.06	72	0.21
(200)bp	(152)	(0.41)	(48)	(0.13)
(300)bp	(907)	(2.47)	(734)	(2.10)

At June 30, 2024 and December 31, 2023, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% and an immediate and sustained decrease in rates of 1.00%, would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At June 30, 2024 and December 31, 2023, an immediate and sustained decrease in rates of 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat rates scenario. During the three and six months ended June 30, 2024, management evaluated and adjusted deposit rate betas, interest rate spreads and rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2024 and December 31, 2023 financial information:

	At June 30, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$206,201	$(7,968)	(3.72)%	19.59%	84bp
200bp	210,533	(3,636)	(1.70)	19.46	71bp
100bp	213,407	(762)	(0.36)	19.19	44bp
Static	214,169	-	-	18.75	0bp
(100)bp	213,824	(345)	(0.16)	18.23	(52)bp
(200)bp	209,888	(4,281)	(2.00)	17.44	(131)bp
(300)bp	196,900	(17,269)	(8.06)	15.99	(276)bp

	At December 31, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$206,434	$(4,405)	(2.06)%	19.65%	111bp
200bp	209,839	(1,000)	(0.47)	19.45	91bp
100bp	211,505	666	0.31	19.09	55bp
Static	210,839	-	-	18.54	0bp
(100)bp	209,270	(1,569)	(0.73)	17.94	(60)bp
(200)bp	204,705	(6,134)	(2.86)	17.10	(144)bp
(300)bp	191,171	(19,668)	(9.18)	15.61	(293)bp

The tables indicate that at June 30, 2024 and December 31, 2023 the Company would expect a decrease in its EVE in the event of a sudden and sustained 200 or 300 basis point increase or a 100, 200 or 300 sudden and sustained decrease in prevailing interest rates. At June 30, 2024, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates. At December 31, 2023, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates. As previously mentioned in this report, during the three and six months ended June 30, 2024, management evaluated and adjusted deposit rate betas, interest rate spreads and rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2024	478	$28.26	478	115,350

May 1 through May 31, 2024	-	N/A	-	115,350

June 1 through June 30, 2024	-	N/A	-	115,350

Total	478	$28.26	478

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 14, 2024	BY: /s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated August 14, 2024	BY: /s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer