Form 10-K
period 2024-12-31
FIRST CAPITAL INC
filed 2025-03-31
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $96.4 million, based upon the closing price of $29.99 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024.

The number of shares outstanding of the registrant’s common stock as of March 14, 2025 was 3,355,353.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

Loan Portfolio Analysis.  The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage Loans:
1-4 Family Residential Mortgage	$138,936	21.73%	$133,480	21.49%
Multifamily Residential	36,822	5.77%	39,963	6.44%
Commercial Real Estate	184,851	28.91%	168,757	27.16%
1-4 Family Residential Construction	15,245	2.38%	15,667	2.52%
Other Construction, Development and Land	75,840	11.86%	76,713	12.35%
Home Equity and Second Mortgage	66,549	10.41%	62,070	9.99%
Total Mortgage Loans	518,243	81.06%	496,650	79.95%

Commercial Business Loans	62,727	9.81%	68,223	10.98%
Consumer and Other	58,406	9.13%	56,373	9.07%
Total Gross Loans	639,376	100.00%	621,246	100.00%

Less:
Deferred Loan Fees Net of Direct Costs	(1,104)		(1,168)
Allowance for Credit Losses	9,281		8,005
Total Loans, Net	$631,199		$614,409

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

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk.  See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates.  A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers.  This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset.  For the year ended December 31, 2024, the Bank originated and funded $32.8 million of residential mortgage loans for sale in the secondary market.  For a further discussion of the Bank’s mortgage banking operations, see “Item 1.  Business–Mortgage Banking Activities.”

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

The Bank’s lending policies generally limit the maximum loan-to-value (“LTV”) ratio on fixed-rate and ARM loans to 80% of the lesser of the appraised value or purchase price of the underlying residential property unless private mortgage insurance to cover the excess over 80% is obtained, in which case the mortgage is limited to 95% (or 97% under a Freddie Mac program) of the lesser of appraised value or purchase price.  The LTV ratio, maturity and other provisions of the loans made by the Bank are generally reflected in the policy of making less than the maximum loan permissible under federal regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank.  The Bank requires title, fire and extended insurance coverage on all mortgage loans originated.  All of the Bank’s real estate loans contain due on sale clauses.  The Bank generally obtains appraisals on all its real estate loans from outside appraisers.

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships.  At December 31, 2024, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $5.2 million and outstanding balances of $3.2 million.  The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

Most construction loans are originated with an LTV ratio not to exceed 80% of the appraised estimated value of the completed property.  The construction loan documents require the disbursement of the loan proceeds in increments as construction progresses.  Disbursements are based on periodic on-site inspections by an independent appraiser.

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

Commercial Real Estate Loans.  Commercial real estate loans are generally secured by small retail stores, professional office space, warehouses, industrial buildings, and, in certain instances, farm properties.  Commercial real estate loans are generally originated with an LTV ratio not to exceed 75% of the appraised value of the property.  Property appraisals are performed by independent appraisers approved by the Bank’s board of directors.  The Bank seeks to originate commercial real estate loans at variable interest rates based on the prime lending rate or the United States Treasury Bill rate for terms ranging from ten to 25 years and with interest rate adjustment intervals of one to five years.  The Bank also originates fixed-rate balloon loans with a short maturity, but a longer amortization schedule.

Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from residential mortgage lending.  However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than residential mortgage loans.  Because payments on loans secured by multi-family and commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by limiting the maximum LTV ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

Commercial Business Loans.  Commercial business loans are generally secured by inventory, accounts receivable, and business equipment such as trucks and tractors.  Many commercial business loans also have real estate as collateral.  The Bank generally requires a personal guaranty of payment by the principals of a corporate borrower, and reviews the personal financial statements and income tax returns of the guarantors.  Commercial business loans are generally originated with LTV ratios not exceeding 75%.

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate.  Approved credit lines totaled $39.1 million at December 31, 2024, of which $15.2 million was outstanding.  Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

Consumer and Other Loans.  The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans, home equity loans, home improvement loans, boat loans, mobile home loans and loans secured by savings deposits.  In addition, the Bank offers unsecured consumer loans.  Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years.  The largest portion of the Bank’s consumer loan portfolio consists of home equity and second mortgage loans followed by automobile and truck loans.  Automobile and truck loans are originated on both new and used vehicles.  Such loans are generally originated at fixed interest rates for terms up to five years and at LTV ratios up to 90% of the blue book value in the case of used vehicles and 90% of the purchase price in the case of new vehicles.

The Bank originates variable-rate home equity and fixed-rate second mortgage loans generally for terms not to exceed ten years.  The LTV ratio on such loans is limited to 80%, taking into account the outstanding balance on the first mortgage loan.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2024 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments.  Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned income and allowance for credit losses (“ACL”) on loans.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total
			(In thousands)

1-4 Family Residential Mortgage	$3,962	$18,333	$69,550	$47,091	$138,936
Multifamily Residential	1,778	7,936	27,108	-	36,822
Commercial Real Estate	7,670	60,826	85,785	30,570	184,851
1-4 Family Residential Construction	14,205	628	-	412	15,245
Other Construction, Development and Land	10,601	43,277	16,062	5,900	75,840
Home Equity and Second Mortgage	2,980	5,447	8,883	49,239	66,549
Commercial Business	18,732	32,005	8,765	3,225	62,727
Consumer and Other	15,982	35,836	6,588	-	58,406
Total Gross Loans	$75,910	$204,288	$222,741	$136,437	$639,376

The following table sets forth the dollar amount of all loans due after December 31, 2025, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates
	(In thousands)

1-4 Family Residential Mortgage	$53,940	$81,034
Multifamily Residential	10,142	24,902
Commercial Real Estate	55,788	121,393
1-4 Family Residential Construction	-	1,040
Other Construction, Development and Land	38,232	27,007
Home Equity and Second Mortgage	9,335	54,234
Commercial Business	37,768	6,227
Consumer and Other	37,677	4,747
Total Gross Loans	$242,882	$320,584

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

Loan Commitments and Letters of Credit.  The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events.  Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction.  The Bank had outstanding loan commitments of approximately $16.5 million at December 31, 2024.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services.  At December 31, 2024, the Bank had outstanding letters of credit of $2.1 million.

Loan Origination and Other Fees.  Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan.  The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans.  Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan.  Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale.  The Bank had $1.1 million of net deferred loan costs at December 31, 2024.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated.  At December 31, 2024, the Bank had commitments to originate $836,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed.  However, at December 31, 2024, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold.  Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Nonperforming Assets.  Loans are reviewed regularly and when loans become 90 days delinquent, the loan is typically placed on nonaccrual status and the previously accrued interest income is reversed unless, in the opinion of management, the outstanding interest remains collectible.  Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan when the likelihood of further loss on the loan is remote.  Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance.

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery.  The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2024.  The Bank would have recorded interest income of $245,000 for the year ended December 31, 2024 had nonaccrual loans been current in accordance with their original terms.

At December 31, 2024, nonperforming loans totaled $4.4 million, consisting entirely of nonaccrual loans.  See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

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

At December 31, 2024, the Bank had $4.4 million in doubtful/nonaccrual loans and $4.3 million in substandard loans.  In addition, the Bank identified $5.5 million in loans as special mention loans at December 31, 2024.  See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding classified loans.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. Values for collateral dependent loans not collateralized by real estate are generally based on recent auction results, recent public and private sales, or expert opinions for similar collateral. New appraisals are generally obtained for all significant properties when a loan is individually evaluated for credit losses, and a property is considered significant if the value of the property is estimated to exceed $200,000.  Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property.  In instances where it is not deemed necessary to obtain a new appraisal, management bases its evaluation and ACL on loans analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property.  At December 31, 2024, discounts from appraised values used in management’s analysis for estimates of changes in market conditions and the condition of the collateral ranged from 10% to 20%, with a weighted average discount of 11%.

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

Foreclosed Real Estate.  Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell.  Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized.  Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell.  The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense.  At December 31, 2024, the Bank had no foreclosed real estate.  See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs. Specific allocations of the ACL on loans related to individually evaluated loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan.  The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement.  Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  At December 31, 2024, the Company’s specific allocation of the ACL for loans totaled $1.3 million.

At December 31, 2024, the Company's ACL on loans totaled $9.3 million, of which $6.4 million related to qualitative factor adjustments.  At December 31, 2023, the Company's allowance for loan losses totaled $8.0 million, of which $6.1 million related to qualitative factor adjustments.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the ACL on loans.

The following table sets forth an analysis of the Bank’s ACL on loans for the periods indicated.  As previously described, activity for the year ending December 31, 2022 has been reclassified to reflect the adoption of ASU 2016-13.

Allowance for Credit Losses Analysis

The following table sets forth an analysis of the Bank's ACL on loans for the periods indicated.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)

Beginning balance, prior to adoption of ASC 326	$8,005	$6,772	$6,083
Impact of adopting ASC 326	-	561	-
Provision for credit losses	1,449	1,141	950
	9,454	8,474	7,033

Recoveries:
1-4 Family Residential Mortgage	29	21	5
Multifamily Residential	-	-	-
Commercial Real Estate	1	-	-
1-4 Family Residential Construction	-	-	-
Other Construction, Development and Land	-	-	5
Home Equity and Second Mortgage	4	2	2
Commercial Business	2	9	-
Consumer and Other	140	180	232
Total recoveries	176	212	244

Charge-offs:
1-4 Family Residential Mortgage	4	31	48
Multifamily Residential	-	-	-
Commercial Real Estate	-	-	-
1-4 Family Residential Construction	-	-	-
Other Construction, Development and Land	-	-	-
Home Equity and Second Mortgage	-	15	-
Commercial Business	-	205	-
Consumer and Other	345	430	457
Total charge-offs	349	681	505
Net charge-offs	(173)	(469)	(261)
Balance at end of period	$9,281	$8,005	$6,772

Ratio of allowance to total loans outstanding at the end of the period	1.45%	1.29%	1.25%

Ratio of nonaccrual loans to total loans	0.69%	0.28%	0.25%

Allowance as a % of nonperforming loans	211.80%	457.17%	454.50%

Ratio of net charge-offs to average loans outstanding during the period:
1-4 Family Residential Mortgage	-0.02%	0.01%	0.04%
Multifamily Residential	0.00%	0.00%	0.00%
Commercial Real Estate	0.00%	0.00%	0.00%
1-4 Family Residential Construction	0.00%	0.00%	0.00%
Other Construction, Development and Land	0.00%	0.00%	-0.01%
Home Equity and Second Mortgage	-0.01%	0.02%	0.00%
Commercial Business	0.00%	0.29%	0.00%
Consumer and Other	0.35%	0.45%	0.40%
Total net charge-offs to average loans outstanding during the period	0.03%	0.08%	0.05%

ACL on Loans Analysis. The following table sets forth the breakdown of the ACL on loans by loan category at the dates indicated.

	At December 31,
	2024		2023
	Amount	Percent of Outstanding Loans in Category	Amount	Percent of Outstanding Loans in Category
	(Dollars in thousands)
1-4 Family Residential Mortgage	$1,592	21.73%	$1,490	21.49%
Multifamily Residential	545	5.77%	332	6.44%
Commercial Real Estate	2,459	28.91%	2,119	27.16%
1-4 Family Residential Construction	184	2.38%	208	2.52%
Other Construction, Development and Land	588	11.86%	804	12.35%
Home Equity and Second Mortgage	478	10.41%	406	9.99%
Commercial Business	2,424	9.81%	1,431	10.98%
Consumer and Other	1,011	9.13%	1,215	9.07%
Total allowance for credit losses	$9,281	100.00%	$8,005	100.00%

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac.  Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  As of December 31, 2024, all of the Bank’s mortgage-backed securities had fixed rates.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac, and on occasion, private issuers.  CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,				At December 31,
	2024				2023
				Weighted				Weighted
	Fair	Amortized	Percent of	Average	Fair	Amortized	Percent of	Average
	Value	Cost	Portfolio	Yield (1)	Value	Cost	Portfolio	Yield (1)
	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
Debt securities:
U.S. Agency notes and bonds:
Due in one year or less	$44,604	$45,650	10.72%	0.77%	$16,110	$16,363	3.44%	2.33%
Due after one year through five years	69,986	73,658	17.29%	1.04%	110,124	118,563	24.93%	0.92%
Due after five years through ten years	3,490	3,526	0.83%	4.76%	3,271	3,248	0.68%	4.92%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

U.S. Treasury notes and bonds:
Due in one year or less	18,772	18,940	4.45%	1.72%	42,157	43,046	9.05%	1.29%
Due after one year through five years	2,777	2,864	0.67%	2.92%	20,927	21,712	4.57%	1.88%
Due after five years through ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after ten years	-	-	0.00%	0.00%	-	-	0.00%	0.00%

Mortgage-backed securities and CMOs (3)
Due in one year or less	90	91	0.02%	0.98%	28	29	0.01%	1.11%
Due after one year through five years	5,048	5,245	1.23%	1.58%	6,608	7,066	1.49%	1.60%
Due after five years through ten years	8,625	9,304	2.18%	1.69%	12,215	13,181	2.77%	1.70%
Due after ten years	101,696	109,476	25.71%	3.48%	78,366	86,292	18.15%	2.66%

Municipal obligations
Due in one year or less	1,626	1,617	0.38%	3.94%	2,529	2,533	0.53%	3.52%
Due after one year through five years	24,840	26,118	6.13%	2.08%	25,065	26,071	5.48%	2.54%
Due after five years through ten years	50,011	56,033	13.16%	2.70%	37,334	39,483	8.30%	2.86%
Due after ten years	57,678	66,413	15.59%	2.71%	82,537	90,962	19.13%	2.80%

	$389,243	$418,935	98.36%		$437,271	$468,549	98.53%

SECURITIES HELD TO MATURITY (2)
Corporate notes:
Due in one year or less	$-	$-	0.00%	0.00%	$-	$-	0.00%	0.00%
Due after one year through five years	-	-	0.00%	0.00%	-	-	0.00%	0.00%
Due after five years through ten years	1,324	2,000	0.47%	3.25%	1,279	2,000	0.42%	3.28%
Due after ten years	3,267	5,000	1.17%	3.92%	3,167	5,000	1.05%	3.92%

	$4,591	$7,000	1.64%		$4,446	$7,000	1.47%

_______________________________________

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

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that the uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL on Held to Maturity Debt Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. The held to maturity securities portfolio includes subordinated debt obligations issued by other bank holding companies.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2024, the estimated reserve was immaterial.

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

The following table presents the maturity distribution of time deposits that are in excess of the FDIC insurance limit (currently $250,000) as of December 31, 2024.

Maturity Period	Balance
(In thousands)

Three months or less	$16,246
Three through six months	20,296
Six through twelve months	4,366
Over twelve months	1,901
Total	$42,809

Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $331.4 million and $319.5 million at December 31, 2024 and 2023, respectively.  These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2024			2023
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
	(Dollars in thousands)

Non-interest bearing demand	$197,993	18.57%	$(7,541)	$205,534	20.04%	$(49,308)
NOW accounts	377,137	35.36%	(14,096)	391,233	38.16%	(3,192)
Savings accounts	222,635	20.88%	(14,907)	237,542	23.17%	(42,395)
Money market accounts	68,794	6.45%	3,479	65,315	6.37%	(16,021)
Fixed rate time deposits
which mature:
Within one year	188,235	17.65%	77,549	110,686	10.80%	84,398
After one year, but
within three years	9,746	0.91%	(2,721)	12,467	1.22%	(3,610)
After three years, but
within five years	1,899	0.18%	(535)	2,434	0.24%	(5,057)
After five years	-	0.00%	-	-	0.00%	-
Total	$1,066,439	100.00%	$41,228	$1,025,211	100.00%	$(35,185)

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

On March 12, 2023, the FRB created the Bank Term Funding Program (“BTFP”) to make additional funding available to eligible depository institutions. The BTFP offered loans of up to one year in length to banks, savings associations, credit unions and other depository institutions that pledge collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral was valued at par, and advances under this program did not include any fees or prepayment penalties. Effective March 11, 2024, the BTFP ceased making new loans.

The Bank also has access to the FRB’s Discount Window for borrowings. The Bank has pledged certain U.S. Treasuries and U.S. agency notes and bonds to secure borrowings through the Discount Window, if needed. While the Bank has conducted a test borrowing through the Discount Window, at December 31, 2024, there were no borrowings outstanding through the Discount Window.

On February 28, 2024, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under a blanket collateral agreement.  This agreement expires on February 28, 2025.  At December 31, 2024, there were no borrowings under the agreement.

The Bank utilized both advances from the FHLB and borrowings under the BTFP throughout the year ended December 31, 2024.  The Bank had no outstanding borrowings at December 31, 2024.  See Note 10 in the accompanying Notes to Consolidated Financial Statements for additional information regarding the Bank’s utilization of borrowed funds during the year ended December 31, 2024.

The Bank also has an unsecured federal funds purchased line of credit through Independent Correspondent Bankers’ Bank with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company.  At December 31, 2024, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2024.

Subsidiary Activities

The Bank is a subsidiary and is wholly-owned by the Company.  First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio.  First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc., incorporated to hold a portion of the Bank's real estate mortgage loan portfolio.  Heritage Hill, LLC is a wholly-owned subsidiary of the Bank acquired in connection with the acquisition of Peoples that is currently inactive.  FHB Risk Mitigation Services, Inc. (“Captive”) was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance was not available or economically feasible in the insurance marketplace.  On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may have resulted in the Captive being considered a listed transaction. The proposed regulations included the possibility of material tax expense to the consolidated group if finalized in their current form.  The Captive was formally dissolved with all remaining assets transferred to the Company on December 31, 2023.

Human Capital

As of December 31, 2024, the Bank had 173 full-time employees and 39 part-time employees.  A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%.  However, pursuant to the CARES Act and related interim final rules, the minimum CBLR was 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021, 8% for 2022 and 9% for 2023 and thereafter.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2024 and, as of that date, its CBLR was 10.57%, meeting all capital adequacy requirements in effect at that date.

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

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing by the FDIC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis.  The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2024 of $1.7 million.

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

Federal Reserve System

Previously, the Federal Reserve Board regulations required banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  However, effective March 26, 2020, the Federal Reserve Board set reserve requirement ratios to 0.0%, and the requirement remained at 0.0% at December 31, 2024.  In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

On March 12, 2020, the SEC finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions.  The amendments increased the threshold criteria for meeting these categories and were effective on April 27, 2020.  Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year.  The Company has met this expanded category of smaller reporting company at every fiscal year end since 2019 and is no longer considered an accelerated filer.  If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer.”  The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for SEC reporting purposes if a company is not an accelerated or large accelerated filer.  Therefore, the Company’s independent registered public accounting firm was not required for SEC reporting purposes to attest on internal control over financial reporting as of December 31, 2024.

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

State Taxation

Indiana.  Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate.  For the years ended December 31, 2022, 2023 and 2024, Indiana imposed a franchise tax based on a financial institution’s adjusted gross income as defined by statute at rates of 5.00%, 4.90% and 4.90%, respectively.  The Indiana franchise tax rate will remain at 4.90% in future years.  In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed.  The Company’s Indiana tax returns for 2018, 2019 and 2020 were audited by the Indiana Department of Revenue during 2022.

Kentucky.  For the years ended December 31, 2022, 2023 and 2024, the Company was subject to Kentucky Corporate income taxes at a rate of 5.00%.  The Company’s Kentucky tax returns have not been audited in the past five years.

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

When we loan, or commit to loan, money we incur the risk that our borrowers do not repay their loans.  We reserve for credit losses by establishing an allowance through a charge to earnings.  The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio.  The process for determining the amount of the allowance is critical to our financial results and condition.  It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans.  We might underestimate the credit losses inherent in our loan portfolio and have credit losses exceeding the amount reserved.  We might increase the allowance because of changing economic conditions.  For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase.  There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance.  In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined LTV ratios.  Our ACL on loans and unfunded commitments at any particular date may not be sufficient to cover future loan losses.  We may be required to increase our ACL on loans and unfunded commitments, thus reducing earnings.

Commercial business lending may expose the Company to increased lending risks.

At December 31, 2024, the Bank’s commercial business loan portfolio amounted to $62.7 million, or 9.8% of total loans.  Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area.  Commercial business lending is inherently riskier than residential mortgage lending.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.  See “Item 1.  Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2024, the Bank’s commercial real estate loan portfolio amounted to $184.9 million, or 28.9% of total loans.  Commercial real estate lending is inherently riskier than residential mortgage lending.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things.  See “Item 1.  Business–Lending Activities–Commercial Real Estate Loans.”

Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in losses.

At December 31, 2024, our non-performing assets, consisting entirely of non-performing loans, totaled $4.4 million, or 0.69% of our gross loans and 0.37% of our total assets. Our non-performing loans adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in repossession and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and repossessed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.

Liquidity and Interest Rate Risk

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2024, $289.5 million, or 45.3% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

The Company uses a Disaster Recovery Plan (the “Plan”), along with incident response policies, to enable management to respond timely to cybersecurity incidents, coordinate such responses within the Company and with our Board of Directors, notify law enforcement, regulatory bodies, and other government agencies, and notify customers and employees. The Plan provides a documented framework for identifying and responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the Crisis Management Team (“CMT”). The CMT facilitates coordination across key stakeholders of the Company. The Company’s CIO and key members of management are members of the CMT. The Company provides the CIO and the information security team the latest tools and techniques to protect the confidentiality, integrity and availability of the Company’s data for the benefit of our customers, employees and shareholders. We regularly engage third-party consultants to assess the effectiveness of our strategy, tools and techniques, and overall information security program. Independent oversight and assurance activities specifically include internal audits, vulnerability assessments and penetration testing. The Company’s cybersecurity professionals are well-trained on how to protect customer and employee information through ongoing education and awareness initiatives.  The CIO and other members of the information technology team receive ongoing training related to developing threats, proactive solutions and industry best practices in order to effectively protect the Company and its stakeholders.

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

Cybersecurity incidents are managed through the Plan, and other appropriate response policies, which provide direction to management allowing for the timely transfer of information throughout the organization. Our policy requires material incidents to be reported within 36 hours after an incident is determined to be material with the materiality determination to be completed without unreasonable delay. The CMT has developed a plan to facilitate making timely determinations as to whether and when incidents should be disclosed. If a material incident occurs, the Company will describe in detail the material aspects and nature, scope and timing of the incident, along with the impact to its financial condition and results of operations via the timely filing of Form 8-K.

To our knowledge, previous cybersecurity incidents have not materially affected the Company, its business strategy, financial condition or results of operation. With regard to the possible impact of future cybersecurity threats or incidents, see "Item 1A. Risk Factors."

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2024.

				Approximate
	Year	Net Book	Owned/	Square
Location	Opened	Value (1)	Leased	Footage
	(Dollars in thousands)
Main Office:
220 Federal Drive, NW
Corydon, Indiana 47112	1997	1,280	Owned	12,000

Branch Offices:
391 Old Capital Plaza, NE
Corydon, Indiana 47112	1997	62	Leased (2)	425

8095 State Highway 135, NW
New Salisbury, Indiana 47161	1999	386	Owned	3,500

710 Main Street
Palmyra, Indiana 47164	1991	609	Owned	6,000

9849 Highway 150
Greenville, Indiana 47124	1986	214	Owned	2,484

5100 State Road 64
Georgetown, Indiana 47122	2008	914	Owned	4,988

4303 Charlestown Crossing
New Albany, Indiana 47150	1999	651	Owned	3,500

3131 Grant Line Road
New Albany, Indiana 47150	2003	1,193	Owned	12,200

5609 Williamsburg Station Road
Floyds Knobs, Indiana 47119	2003	516	Owned	4,160

2744 Allison Lane
Jeffersonville, Indiana 47130	2003	926	Owned	4,090

1312 S. Jackson Street
Salem, Indiana 47167	2007	703	Owned	3,400

2420 Barron Avenue, NW
Lanesville, Indiana 47136	2010	631	Owned	1,450

7735 Highway 62
Charlestown, Indiana 47111	2017	1,305	Owned	2,500

1612 Highway 44 East
Shepherdsville, Kentucky 40165	1980	2,037	Owned	11,892

130 S. Buckman Street
Shepherdsville, Kentucky 40165	1962	248	Owned	3,840

550 John Harper Highway
Shepherdsville, Kentucky 40165	1999	1,497	Owned	6,648

100 S. Bardstown Road
Mount Washington, Kentucky 40047	1991	868	Owned	5,169

140 S. Poplar Street
Lebanon Junction, Kentucky 40150	1973	139	Owned	2,795

_______________________________________________________

(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Lease expires in April 2025.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2024, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations.  From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.”  As of December 31, 2024, the Company had 856 stockholders of record and 3,351,703 common shares outstanding.  This does not reflect the number of persons whose shares are in nominee or "street" name accounts through brokers.  See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2024 and 2023 as reported by NASDAQ.

				Market Price
	High Sale	Low Sale	Dividends	end of Period
2024:
First Quarter	$30.40	$26.03	$0.27	$28.55
Second Quarter	31.40	26.73	0.27	29.99
Third Quarter	38.00	29.01	0.29	34.96
Fourth Quarter	37.50	28.50	0.29	32.25

2023:
First Quarter	$28.99	$23.48	$0.27	$25.65
Second Quarter	31.50	22.85	0.27	30.80
Third Quarter	37.90	26.00	0.27	27.75
Fourth Quarter	29.99	22.95	0.27	27.90

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

Unregistered Sales and Repurchases of Equity Securities

On August 19, 2008, the Board of Directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock.  The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.  There were 300 shares purchased under the stock repurchase program during the quarter ended December 31, 2024.  The maximum number of shares that may yet be purchased under the plan is 113,721.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through
October 31, 2024	-	N/A	-	114,021

November 1 through
November 30, 2024	300	$34.50	300	113,721

December 1 through
December 31, 2024	-	N/A	-	113,721

Total	300	$34.50	300

Equity Compensation Plan Information

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

As the holding company for the Bank, the Company conducts its business primarily through the Bank.  The Bank’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting primarily of deposits and borrowings from the FHLB.  The Bank’s net income is also affected by, among other things, fee income, provisions for credit losses, operating expenses and income tax provisions.  The Bank’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the intended actions of the regulatory authorities.

Management uses various indicators to evaluate the Company’s financial condition and results of operations.  Indicators include the following:

●

Net income and earnings per share – Net income attributable to the Company was $11.9 million, or $3.57 per diluted share for 2024 compared to $12.8 million, or $3.82 per diluted share for 2023 and $11.9 million, or $3.55 per diluted share for 2022.

●

Return on average assets and return on average equity – Return on average assets for 2024 was 1.02% compared to 1.12% for 2023 and 1.03% for 2022, and return on average equity for 2024 was 10.97% compared to 14.03% for 2023 and 13.07% for 2022.

●

Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 64.1% for 2024 compared to 61.6% for 2023 and 62.3% for 2022.

●

Asset quality – Net loan charge-offs totaled $261,000 for 2022, $469,000 for 2023 and $173,000 for 2024, and the ratio of net charge-offs to average loans outstanding remained virtually unchanged at 0.05% for 2022, 0.08% for 2023 and 0.03% for 2024.  In addition, total nonperforming assets (consisting of nonperforming loans and foreclosed real estate) increased from $1.8 million, or 0.15% of total assets, at December 31, 2023 to $4.4 million, or 0.37% of total assets, at December 31, 2024. The increase was primarily due to the nonaccrual classification of two commercial loan relationships totaling $2.6 million. Loans in the relationships are secured by a variety of real estate and business assets. The ACL on loans was 1.45% of total outstanding loans and 211.8% of nonaccrual loans at December 31, 2024 compared to 1.29% of total outstanding loans and 457.2% of nonaccrual loans at December 31, 2023.

●

Shareholder return – Total annual shareholder return, including the increase in the Company’s stock price from $27.90 at December 31, 2023 to $32.25 at December 31, 2024 and dividends of $1.12 per share, was 19.6% for 2024 compared to 16.4% for 2023 and -36.0% for 2022.  The total return for the three-year period was -10.8%.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures.  To accomplish these objectives, the Company has focused on the following:

●

Monitoring asset quality and credit risk in the loan and investment portfolios and originating high-quality commercial and consumer loans.  In 2025, management will continue to focus on maintaining a reduced level of nonperforming assets through improved collection efforts and underwriting on nonperforming loans.

●	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.

●

Improving profitability by expanding our product offerings to customers and leveraging recent investments in technology to increase the productivity and efficiency of our staff.  We continue to implement recommendations from a previously completed profit improvement project conducted by an outside consulting firm that we believe will improve overall profitability in future periods through increased noninterest income and decreased noninterest expenses.

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

●

Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions.  Our focus in 2025 will be to continue the enhancement and expansion of our customer relationships in these and surrounding markets.

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

The Company utilizes the Weighted Average Remaining Maturity method, which uses average annual charge-off rates and the remaining life of the loan, to estimate the ACL.  For the Company’s loan portfolios, the remaining contractual life for each loan is adjusted by the expected scheduled payments and estimated prepayments.  The average annual charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data.

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

FINANCIAL CONDITION DATA:	At December 31,

	2024	2023	2022	2021	2020
	(In thousands)

Total assets	$1,187,523	$1,157,880	$1,151,400	$1,156,603	$1,017,551
Cash and cash equivalents (1)	105,917	38,670	66,298	172,509	175,888
Securities available for sale	389,243	437,271	460,819	447,335	283,502
Securities held to maturity	7,000	7,000	7,000	2,000	-
Interest-bearing time deposits	2,695	3,920	3,677	4,839	6,396
Net loans	631,199	614,409	557,958	483,287	500,331
Deposits	1,066,439	1,025,211	1,060,396	1,035,562	900,461
Borrowings	-	21,500	-	-	-
Stockholders' equity, net of noncontrolling
interest in subsidiary	114,599	105,233	85,158	113,828	110,639

	For the Year Ended
OPERATING DATA:	December 31,

	2024	2023	2022	2021	2020
	(In thousands)

Interest income	$50,471	$43,605	$33,940	$29,460	$29,647
Interest expense	14,681	9,017	1,594	1,128	1,561
Net interest income	35,790	34,588	32,346	28,332	28,086
Provision for (recapture of) credit losses	1,449	1,141	950	(325)	1,801
Net interest income after provision for
(recapture of) credit losses	34,341	33,447	31,396	28,657	26,285
Noninterest income	7,656	7,632	7,927	9,551	8,599
Noninterest expense	27,828	26,028	25,088	24,531	23,048
Income before income taxes	14,169	15,051	14,235	13,677	11,836
Income tax expense	2,216	2,248	2,320	2,240	1,692
Net Income	11,953	12,803	11,915	11,437	10,144
Less: net income attributable to noncontrolling
interest in subsidiary	13	13	13	13	13
Net Income attributable to First Capital Inc.	$11,940	$12,790	$11,902	$11,424	$10,131

PER SHARE DATA (2):
Net income - basic	$3.57	$3.82	$3.55	$3.41	$3.03
Net income - diluted	3.57	3.82	3.55	3.41	3.02
Dividends	1.12	1.08	1.04	1.04	0.96

(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)	Per share data excludes net income attributable to noncontrolling interests.

	At or For the Year Ended
SELECTED FINANCIAL RATIOS:	December 31,

	2024	2023	2022	2021	2020
Performance Ratios:

Return on assets (1)	1.02%	1.12%	1.03%	1.05%	1.12%
Return on average equity (2)	10.97%	14.03%	13.07%	10.15%	9.64%
Dividend payout ratio (3)	31.37%	28.27%	29.30%	30.50%	31.68%
Average equity to average assets	9.31%	7.97%	7.89%	10.37%	11.57%
Interest rate spread (4)	2.76%	2.85%	2.90%	2.80%	3.32%
Net interest margin (5)	3.20%	3.16%	2.95%	2.84%	3.39%
Non-interest expense to average assets	2.38%	2.28%	2.17%	2.26%	2.54%
Average interest earning assets to
average interest bearing liabilities	134.25%	138.88%	140.23%	139.51%	137.42%

Regulatory Capital Ratios (Bank only):

Community bank leverage ratio (6)	10.57%	9.92%	9.18%	8.84%	9.37%

Asset Quality Ratios:

Nonperforming loans as a percent of
net loans (7)	0.69%	0.28%	0.27%	0.28%	0.29%
Nonperforming assets as a
percent of total assets (8)	0.37%	0.15%	0.13%	0.12%	0.14%
Allowance for credit losses as a percent
of gross loans receivable	1.45%	1.29%	1.20%	1.25%	1.31%

(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
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

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net Income.  Net income attributable to the Company was $11.9 million ($3.57 per share diluted; weighted average common shares outstanding of 3,346,161, as adjusted) for the year ended December 31, 2023 compared to $12.8 million ($3.82 per share diluted; weighted average common shares outstanding of 3,347,341, as adjusted) for the year ended December 31, 2023.

Net Interest Income.  Net interest income increased $1.2 million, or 3.5%, from $34.6 million for 2023 to $35.8 million for 2024 primarily due to increases in the average tax-equivalent yield on interest-earning assets partially offset by increases in the average balance and cost of interest-bearing liabilities.

Total interest income increased $6.9 million for 2024 as compared to 2023.  The increase was primarily due to an increase in the tax-equivalent yield on interest-earning assets increased from 3.96% in 2023 to 4.49% in 2024. The increase in the yield was primarily due to an increase in the tax-equivalent yield on loans from 5.66% 2023 to 6.05% in 2024.  Interest on loans increased $4.9 million when comparing the two periods due to an increase in the average balance of loans from $590.6 million in 2023 to $634.0 million in 2024. In addition, the Company’s lower yielding securities continue to mature with proceeds being reinvested in higher yielding loans or federal funds sold.  Interest and dividends on investment securities (including FHLB stock) increased $567,000 for 2024 compared to 2023 due to an increase in the tax-equivalent yield on investment securities from 1.95% in 2023 to 2.25% in 2024, partially offset by a decrease in the average balance of investment securities from $506.5 million for 2023 to $455.1 million for 2024.  Other interest income increased $1.4 million for 2024 as compared to 2023 primarily due to an increase in the average balance of federal funds sold from $19.5 million in 2023 to $45.6 million in 2024 in addition to, the tax equivalent yield of federal funds sold increasing from 5.07% to 5.17% when comparing the two periods.

Total interest expense increased $5.7 million, from $9.0 million for 2023 to $14.7 million for 2024, due to increases in the average cost of interest-bearing liabilities from 1.11% for 2023 to 1.73% for 2024 and in the average balance of interest-bearing liabilities from $809.2 million for 2023 to $850.0 million for 2024.  The Company’s average balance of interest-bearing deposits increased from $794.4 million for 2023 to $820.4 million for 2024 in addition to the average cost of interest-bearing deposits increasing from 1.04% for 2023 to 1.61% for 2024. The Company’s average balance of outstanding advances from the FHLB decreased from $6.1 million for 2023 to $1.7 million for 2024, partially offset by an increase in the average rate on outstanding advances from the FHLB from 5.59% for 2023 to 5.70% for 2024.  The Company’s average outstanding borrowings under the Federal Reserve Bank’s BTFP increased from $8.6 million for 2023 to $27.9 million for 2024, partially offset by a decrease in the average rate on outstanding borrowings under the Federal Reserve Bank’s BTFP from 5.05% for 2023 to 4.85% for 2024.  For further information, see “Average Balances and Yields” below.  The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2024 and 2023 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Credit Losses. Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $1.1 million for 2023 to $1.4 million for 2024 primarily due to loan growth, an increase in nonperforming assets during the year, as well as management’s consideration of macroeconomic uncertainty.  The Bank recognized net charge-offs of $173,000 for 2024 compared to $469,000 for 2023.  In addition, nonperforming loans increased from $1.8 million at December 31, 2023 to $4.4 million at December 31, 2024.  The increase was primarily due to the nonaccrual classification of two commercial loan relationships totaling $2.6 million.  Loans in these relationships are secured by a variety of real estate and business assets.

Noninterest Income.  Noninterest income increased $24,000 for 2024 as compared to 2023 primarily due to increases in gains on the sale of loans and service charges on deposit accounts of $133,000 and $59,000, respectively.  These were partially offset by the Company recognizing a $374,000 loss on equity securities during the year ended December 31, 2024 compared to a $207,000 loss during the same period in 2023.

Noninterest Expense.  Noninterest expenses increased $1.8 million for 2024 as compared to 2023.  This was primarily due to increases in professional fees, compensation and benefits, and other expenses of $663,000, $536,000 and $260,000, respectively, when comparing the two periods.  The increase in professional fees is primarily due to increased costs associated with the Company’s annual audit and fees being accrued for the Company’s ongoing core contract negotiations.  The increase in compensation and benefits is due to standard increases in salary and wages as well as increases in the cost of Company-provided health insurance benefits.  The increase in other expenses included a $90,000 increase in the Company’s support of local communities through sponsorships and donations, a $64,000 increase in check and debit card fraud losses, $30,000 in increased dues and subscriptions, and $25,000 in increased expenses related to employee training and education.

Income Tax Expense.  Income tax expense decreased $32,000 for 2024 as compared to 2023 resulting in an effective tax rate of 15.6% for 2024, compared to 14.9% for 2023. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

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

	Year ended December 31,
	2024			2023			2022
			Average			Average			Average
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2) (3):
Taxable	$624,193	$37,974	6.08%	$582,465	$33,153	5.69%	$521,945	$24,768	4.75%
Tax-exempt	9,805	377	3.84%	8,144	249	3.06%	8,214	240	2.92%
Total loans	633,998	38,351	6.05%	590,609	33,402	5.66%	530,159	25,008	4.72%

Investment securities:
Taxable (4)	333,195	6,918	2.08%	358,860	5,635	1.57%	348,431	4,509	1.29%
Tax-exempt	121,947	3,329	2.73%	147,667	4,236	2.87%	147,215	4,056	2.76%
Total investment
securities	455,142	10,247	2.25%	506,527	9,871	1.95%	495,646	8,565	1.73%

Federal funds sold	45,563	2,357	5.17%	19,512	989	5.07%	91,982	1,137	1.24%
Other interest-earning
assets (5)	6,473	294	4.54%	7,079	285	4.03%	7,918	132	1.67%

Total interest-earning assets	1,141,176	51,249	4.49%	1,123,727	44,547	3.96%	1,125,705	34,842	3.10%

Noninterest-earning assets	28,479			20,139			28,849
Total assets	$1,169,655			$1,143,866			$1,154,554

Interest-bearing liabilities:
Interest-bearing demand
deposits	$433,495	$6,086	1.40%	$447,895	$4,652	1.04%	$466,476	$928	0.20%
Savings accounts	230,353	810	0.35%	255,126	917	0.36%	282,455	357	0.13%
Time deposits	156,534	6,331	4.04%	91,423	2,672	2.92%	53,851	309	0.57%
Total deposits	820,382	13,227	1.61%	794,444	8,241	1.04%	802,782	1,594	0.20%

FHLB advances	1,736	99	5.70%	6,084	340	5.59%	-	-	0.00%
BTFP advances	27,918	1,355	4.85%	8,632	436	5.05%	-	-	0.00%
Total borrowings	29,654	1,454	4.90%	14,716	776	5.27%	-	-	0.00%
Total interest-bearing
liabilities	850,036	14,681	1.73%	809,160	9,017	1.11%	802,782	1,594	0.20%

Noninterest-bearing
liabilities:
Noninterest-bearing
deposits	203,699			236,471			255,113
Other liabilities	7,046			7,056			5,591
Total liabilities	1,060,781			1,052,687			1,063,486
Stockholders' equity (6)	108,874			91,179			91,068

Total liabilities and
stockholders' equity	$1,169,655			$1,143,866			$1,154,554

Net interest income (tax equivalent basis)		$36,568			$35,530			$33,248
Less: tax equivalent adjustment		(778)			(942)			(902)
Net interest income		$35,790			$34,588			$32,346

Interest rate spread			2.70%			2.77%			2.82%
Interest rate spread (tax equivalent basis)			2.76%			2.85%			2.90%
Net interest margin			3.14%			3.08%			2.87%
Net interest margin (tax equivalent basis)			3.20%			3.16%			2.95%

Ratio of average interest-earning assets
to average interest-bearing liabilities			134.25%			138.88%			140.23%

(1)	Interest income on loans includes fee income of $727,000, $961,000, and $925,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)

Interest income on loans includes net accretion on acquired loans of $10,000 for the the year ended December 31, 2022. There was no net accretion of acquired loans for the years ended December 31, 2024 and 2023.

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

	2024 Compared to 2023				2023 Compared to 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)
Interest-earning assets:
Loans:
Taxable	$2,284	$2,374	$163	$4,821	$4,941	$2,875	$569	$8,385
Tax-exempt	64	51	13	128	11	(2)	-	9
Total loans	2,348	2,425	176	4,949	4,952	2,873	569	8,394

Investment securities:
Taxable	1,817	(403)	(131)	1,283	962	135	29	1,126
Tax-exempt	(205)	(738)	36	(907)	168	12	-	180
Total investment securities
securities	1,612	(1,141)	(95)	376	1,130	147	29	1,306

Federal funds sold	21	1,321	26	1,368	3,527	(899)	(2,776)	(148)
Other interest-earnings
assets	36	(24)	(3)	9	187	(14)	(20)	153
Total net change in
income on interest-
earning assets	4,017	2,581	104	6,702	9,796	2,107	(2,198)	9,705

Interest-bearing liabilities:
Interest-bearing deposits	4,568	270	148	4,986	6,734	(17)	(70)	6,647
Borrowed funds	(54)	787	(55)	678	-	-	776	776
Total net change in
expense on interest-
bearing liabilities	4,514	1,057	93	5,664	6,734	(17)	706	7,423

Net change in net interest
income (tax equivalent basis)	$(497)	$1,524	$11	$1,038	$3,062	$2,124	$(2,904)	$2,282

Comparison of Financial Condition at December 31, 2024 and 2023

Total assets increased from $1.16 billion at December 31, 2023 to $1.19 billion at December 31, 2024 primarily due to increases in total cash and cash equivalents and net loans receivable partially offset by a decrease in securities available for sale.

Net loans receivable (excluding loans held for sale) increased $16.8 million from $614.4 million at December 31, 2023 to $631.2 million at December 31, 2024.  Increases in commercial real estate, 1-4 family residential mortgage, and home equity and second mortgage loans of $16.1 million, $5.5 million, and $4.5 million were partially offset by decreases in commercial business loans and multifamily residential loans of $5.5 million and $3.1 million, respectively. The Bank continued to sell the majority of newly originated fixed-rate residential mortgage loans in the secondary market.  The Bank originated $32.8 million in residential mortgages for sale in the secondary market during 2024 compared to $31.6 million in 2023.  Of the total originations in 2024, $6.7 million paid off existing loans in the Bank’s portfolio.  Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, Treasury notes and bonds and municipal obligations, decreased from $437.3 million at December 31, 2023 to $389.2 million at December 31, 2024.  Principal repayments of $28.1 million, maturities of $63.0 million and sales of $19.2 million during 2024 were only partially offset by purchases of $61.7 million of securities.  There was also an unrealized gain of $1.6 million on the securities available for sale portfolio during 2024 due primarily to stabilizing market rates during the year. The Bank invests excess cash in securities that provide liquidity, yield and low credit risk.  Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase U.S Treasury and federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents increased from $38.7 million at December 31, 2023 to $105.9 million at December 31, 2024, primarily due to inflows from available for sale security proceeds and deposit increases.

Total deposits increased $41.2 million to $1.07 billion at December 31, 2024.  During 2024, time deposits increased $74.3 million. This increase was partially offset by decreases in noninterest-bearing demand deposits, savings accounts and interest-bearing demand deposit accounts (including money market accounts) of $7.5 million, $14.9 million and $10.6 million, respectively. Included in time deposits at December 31, 2024 were $20.2 million in brokered deposits. The Company had no outstanding brokered deposits at December 31, 2023.

At December 31, 2024, the Company had no outstanding borrowed funds compared to $21.5 million in borrowings outstanding from the FRB under the BTFP at December 31, 2023.  During the year ended December 31, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB and the BTFP in order to meet daily liquidity requirements and to fund growth in earning assets.

Total stockholders’ equity attributable to the Company increased $9.4 million from $105.2 million at December 31, 2023 to $114.6 million at December 31, 2024.  This increase is primarily the result of the $8.2 million increase in retained net income and a $1.0 million decrease in the net unrealized loss on available for sale securities.  The decrease in the net unrealized loss on available for sale securities during 2024 is primarily due to decreases in market interest rates. As of December 31, 2024, the Company had repurchased 126,746 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 455,280 shares since the original repurchase program began in 2001.

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses.  The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At December 31, 2024, the Bank had cash and cash equivalents of $105.9 million and securities available-for-sale with a fair value of $389.2 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, the FRB’s Discount Window through the pledging of additional eligible collateral securities, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  At December 31, 2024, the Bank had total commitments to extend credit of $154.9 million.  See Note 16 in the accompanying Notes to Consolidated Financial Statements.  At December 31, 2024, the Bank had certificates of deposit scheduled to mature within one year of $188.2 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2024, the Company (on an unconsolidated basis) had liquid assets of $2.9 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations.  As previously mentioned in this report, in 2020 the Bank elected to opt in to the CBLR framework.  As of December 31, 2024 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with a CBLR of 10.57%.  See Note 18 in the accompanying Notes to Consolidated Financial Statements.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2024 and 2023 financial information.

	At December 31, 2024		At December 31, 2023
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$1,314	3.56%	$503	1.44%
200bp	1,154	3.13	354	1.01
100bp	656	1.78	199	0.57
Static	-	-	-	-
(100)bp	(897)	(2.43)	72	0.21
(200)bp	(1,681)	(4.55)	(48)	(0.13)
(300)bp	(2,490)	(6.74)	(734)	(2.10)

At December 31, 2024 and 2023, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2024, an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2023, an immediate and sustained decrease in rates of 2.00% and 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2023, an immediate and sustained decrease in rates of 1.00% would increase the Company’s net interest income over a one year horizon compared to a flat rates scenario. During the year ended December 31, 2024, management evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2024 and 2023 financial information.

	At December 31, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$257,887	$10,236	4.13%	23.76%	261bp
200bp	257,819	10,168	4.11	23.17	202bp
100bp	254,035	6,384	2.58	22.26	111bp
Static	247,651	-	-	21.15	0bp
(100)bp	230,424	(17,227)	(6.96)	19.24	(192)bp
(200)bp	212,461	(35,190)	(14.21)	17.26	(389)bp
(300)bp	190,313	(57,338)	(23.15)	15.02	(613)bp

	At December 31, 2023
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$206,434	$(4,405)	(2.09)%	19.65%	111bp
200bp	209,839	(1,000)	(0.47)	19.45	91bp
100bp	211,505	666	0.32	19.09	55bp
Static	210,839	-	-	18.54	0bp
(100)bp	209,270	(1,569)	(0.74)	17.94	(60)bp
(200)bp	204,705	(6,134)	(2.91)	17.10	(144)bp
(300)bp	191,171	(19,668)	(9.33)	15.61	(293)bp

The previous tables indicate that at December 31, 2024 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates and a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point decrease in prevailing interest rates. At December 31, 2023, the Company would expect decreases in its EVE in the event of sudden and sustained 200 and 300 basis points increases in prevailing interest rates as well as a sudden and sustained decrease of 100, 200 and 300 basis points in prevailing interest rates, while it would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.  As previously mentioned in this report, during the year ended December 31, 2023, the Company evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

The Company’s management assessed our internal control over financial reporting as of December 31, 2024, based in part upon certain assumptions about the likelihood of future events. In making this assessment, management used the criteria set forth in the 2013 “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each item is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its subsidiaries.  The Code of Ethics and Business Conduct is posted on the Company’s Internet website, www.firstharrison.com.

Insider Trading Policy

We have adopted an Insider Trading Policy applicable to us and our directors, officers, and employees governing the purchase, sale, and other disposition of our securities. We believe that the Insider Trading Policy is designed to promote compliance with the insider trading laws, rules and regulations, and listing standards applicable to us. The Insider Trading Policy is filed as exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024 and is incorporated herein by reference.

(a)	Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024 and is incorporated herein by reference.

(b)	Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024 and is incorporated herein by reference.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	159,650
Equity compensation plans not approved by security holders	-	N/A	-
Total	-	N/A	159,650

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are included in this Annual Report on Form 10-K:

(a)(2)	Financial Statement Schedules. All financial statement schedules are omitted as the required information either is not required or applicable, or the required information is contained in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of First Capital, Inc. (1)
	3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
	4.1	Description of First Capital, Inc. common stock
	10.2	*Amended and Restated Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
	10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jennifer Incantalupo (4)
	10.4	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joe Mahuron (4)
	10.5	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jennifer Meredith (4)
	10.6	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joshua P. Stevens (4)
	10.7	*First Capital, Inc. 2009 Equity Incentive Plan (5)
	10.8	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
	10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
	10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
	10.11	*First Capital, Inc. 2019 Equity Incentive Plan (7)
	10.12	*First Capital Annual Supplemental Bonus Plan (8)
	11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
	19.0	First Capital, Inc. Insider Trading Policy
	21.0	List of Subsidiaries of First Capital, Inc.
	23.0	Consent of Crowe LLP
	23.1	Consent of Monroe Shine and Co., Inc.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.0	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
	97.0	First Capital, Inc. – Clawback Policy (9)
	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
	101.SCH	Inline XBRL Taxonomy Extension Schema Document
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________

*	Management contract or compensatory plan, contract or arrangement.
(1)

Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.

(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2023.
(4)	Incorporated by reference to Exhibit 1.1, 1.2, 1.3, and 1.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2023.
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 on August 28, 2019, Registration No. 333-233485.
(8)	Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the period ended September 30, 2022.
(9)	Incorporated by reference to Exhibit 97 filed with the Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Capital, Inc. (the "Company") as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes  (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements, the Allowance for Credit Losses (ACL) on loans is an estimate of lifetime expected credit losses inherent in the financial assets at the balance sheet date.  As of December 31, 2024, the ACL amounted to $9.3 million.

Management’s methodology for estimating the ACL includes an allowance measured on a collective basis for pools of loans that share similar risk characteristics. Management utilizes the Weighted Average Remaining Maturity method, which uses average annual charge-off rates and the remaining life of the loan, to estimate the ACL.  Management estimates the ACL on loans using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for losses reflected by peers, changes in underwriting standards, changes in economic conditions, changes in delinquency levels, collateral values and other factors.

We determined that auditing qualitative adjustments was a critical audit matter because it requires significant auditor judgment, auditor subjectivity, and audit effort to evaluate the subjective and complex judgments made by management that were applied in the determination of the qualitative adjustments of the ACL.

The primary procedures we performed to address the critical audit matter included:

●	Evaluating the reasonableness of management’s judgments and assumptions related to the qualitative adjustments, including the appropriateness of the qualitative adjustments framework.
●	Evaluating the relevance and reliability of internal and external data used in the determination of qualitative adjustments.
●	Evaluating the accuracy of the calculation of qualitative adjustments.

Crowe LLP

We have served as the Company’s auditor since 2024.

Louisville, Kentucky

March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Capital, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. At the time of our audits, we were a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and were required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Monroe Shine & Co., Inc.

We served as the Company’s, or its predecessors’, auditor consecutively from at least 1968 until our dismissal effective March 29, 2024.

New Albany, Indiana

March 29, 2024

FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

(In thousands, except share and per share data)	2024	2023
ASSETS
Cash and due from banks	$18,418	$20,008
Interest bearing deposits with banks	5,479	3,171
Federal funds sold	82,020	15,491
Total cash and cash equivalents	105,917	38,670

Interest-bearing time deposits	2,695	3,920
Securities available for sale, at fair value (amortized cost $418,935 and $468,549, respectively)	389,243	437,271
Securities held to maturity, at amortized cost (fair value $4,591 and $4,446, respectively)	7,000	7,000
Loans held for sale	472	800
Loans, net of allowance for credit losses of $9,281 ($8,005 in 2023)	631,199	614,409
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,179	14,413
Accrued interest receivable	4,575	4,788
Cash value of life insurance	9,329	9,105
Goodwill	6,472	6,472
Core deposit intangible	86	232
Other assets	14,520	18,964

Total Assets	$1,187,523	$1,157,880

LIABILITIES
Deposits:
Noninterest-bearing	$197,993	$205,535
Interest-bearing	868,446	819,676
Total deposits	1,066,439	1,025,211

Borrowed funds - Bank Term Funding Program ("BTFP")	-	21,500
Accrued interest payable	1,922	1,209
Accrued expenses and other liabilities	4,451	4,615
Total liabilities	1,072,812	1,052,535

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,806,983 shares (3,803,833 in 2023); outstanding 3,351,703 (3,350,660 in 2023)	38	38
Additional paid-in capital	41,676	41,588
Retained earnings-substantially restricted	105,290	97,105
Unearned stock compensation	(135)	(249)
Accumulated other comprehensive loss	(22,990)	(24,033)
Less treasury stock, at cost - 455,280 shares (453,173 in 2023)	(9,280)	(9,216)
Total First Capital, Inc. stockholders' equity	114,599	105,233

Noncontrolling interest in subsidiary	112	112
Total equity	114,711	105,345

Total Liabilities and Equity	$1,187,523	$1,157,880

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands, except per share data)	2024	2023	2022
INTEREST INCOME
Loans, including fees	$38,272	$33,350	$24,958
Securities:
Taxable	6,830	5,577	4,488
Tax-exempt	2,630	3,346	3,204
Dividends	88	58	22
Federal funds sold and other income	2,651	1,274	1,268
Total interest income	50,471	43,605	33,940
INTEREST EXPENSE
Deposits	13,227	8,241	1,594
Advances - Federal Home Loan Bank ("FHLB")	99	340	-
Borrowed funds - BTFP	1,355	436	-
Total interest expense	14,681	9,017	1,594
Net interest income	35,790	34,588	32,346
Provision for credit losses	1,449	1,141	950
Net interest income after provision for credit losses	34,341	33,447	31,396
NONINTEREST INCOME
Service charges on deposit accounts	2,402	2,343	2,273
ATM and debit card fees	4,467	4,489	4,345
Commission and fee income	61	57	427
Gain on sale of securities	32	40	-
Unrealized loss on equity securities	(374)	(207)	(414)
Gain on sale of loans	554	421	833
Increase in cash surrender value of life insurance	224	206	201
Other income	290	283	262
Total noninterest income	7,656	7,632	7,927
NONINTEREST EXPENSE
Compensation and benefits	15,538	15,002	14,697
Occupancy and equipment	1,919	1,762	1,839
Data processing	4,522	4,366	3,949
Professional fees	1,356	693	746
Advertising	357	329	353
Other expenses	4,136	3,876	3,504
Total noninterest expense	27,828	26,028	25,088
Income before income taxes	14,169	15,051	14,235
Income tax expense	2,216	2,248	2,320
Net Income	11,953	12,803	11,915
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13
Net Income Attributable to First Capital, Inc.	$11,940	$12,790	$11,902

Earnings per common share attributable to First Capital, Inc.:
Basic	$3.57	$3.82	$3.55
Diluted	$3.57	$3.82	$3.55

Dividends per share	$1.12	$1.08	$1.04

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022

Net Income	$11,953	$12,803	$11,915

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	1,618	15,253	(48,761)
Income tax (expense) benefit	(550)	(3,635)	11,286
Net of tax amount	1,068	11,618	(37,475)

Less: reclassification adjustment for realized (gains) losses included in net income	(32)	114	-
Income tax expense (benefit)	7	(24)	-
Net of tax amount	(25)	90	-

Other Comprehensive Income (Loss), net of tax	1,043	11,708	(37,475)

Comprehensive Income (Loss)	12,996	24,511	(25,560)

Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$12,983	$24,498	$(25,573)

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2022	$38	$41,684	$80,070	$1,734	$(1,033)	$(8,665)	$112	$113,940

Net income	-	-	11,902	-	-	-	13	11,915
Other comprehensive loss	-	-	-	(37,475)	-	-	-	(37,475)
Cash dividends	-	-	(3,507)	-	-	-	(13)	(3,520)
Stock compensation expense	-	-	-	-	436	-	-	436
Taxes paid on stock award shares for employees	-	-	-	-	-	(26)	-	(26)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at December 31, 2022	38	41,636	88,465	(35,741)	(549)	(8,691)	112	85,270
Cumulative effect of change in accounting principles
(See Note 1 - Recent Accounting Pronouncements)	-	-	(529)	-	-	-	-	(529)
Balances at January 1, 2023 (as adjusted)	38	41,636	87,936	(35,741)	(549)	(8,691)	112	84,741

Net income	-	-	12,790	-	-	-	13	12,803
Other comprehensive income	-	-	-	11,708	-	-	-	11,708
Cash dividends	-	-	(3,621)	-	-	-	(13)	(3,634)
Stock compensation expense	-	-	-	-	252	-	-	252
Purchase of treasury shares	-	-	-	-	-	(502)	-	(502)
Taxes paid on stock award shares for employees	-	-	-	-	-	(23)	-	(23)
Restricted stock grant forfeitures	-	(48)	-	-	48	-	-	-

Balances at December 31, 2023	38	41,588	97,105	(24,033)	(249)	(9,216)	112	105,345

Net income	-	-	11,940	-	-	-	13	11,953
Other comprehensive income	-	-	-	1,043	-	-	-	1,043
Cash dividends	-	-	(3,755)	-	-	-	(13)	(3,768)
Stock compensation expense	-	-	-	-	202	-	-	202
Purchase of treasury shares	-	-	-	-	-	(41)	-	(41)
Taxes paid on stock award shares for employees	-	-	-	-	-	(23)	-	(23)
Restricted stock grants	-	88	-	-	(88)	-	-	-

Balances at December 31, 2024	$38	$41,676	$105,290	$(22,990)	$(135)	$(9,280)	$112	$114,711

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,953	$12,803	$11,915
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	1,078	1,583	2,013
Depreciation and amortization expense	1,097	1,028	1,070
Deferred income taxes	(551)	(698)	(118)
Stock compensation expense	202	252	436
Increase in cash value of life insurance	(224)	(206)	(201)
Gain on sale of securities	(32)	(40)	-
Provision for credit losses	1,449	1,141	950
Proceeds from sales of loans	33,716	32,004	51,689
Loans originated for sale	(32,834)	(31,590)	(49,236)
Gain on sale of loans	(554)	(421)	(833)
Amortization of tax credit investment	2,196	1,990	355
Unrealized loss on equity securities	374	207	414
Net realized and unrealized gain on foreclosed real estate	-	-	(15)
Gain on sale of premises and equipment	(7)	-	-
Decrease (increase) in accrued interest receivable	213	(503)	(855)
Increase in accrued interest payable	713	1,086	26
Net change in other assets/liabilities	3,556	(4,473)	(1,079)
Net Cash Provided By Operating Activities	22,345	14,163	16,531

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing time deposits	1,225	(243)	1,162
Purchase of securities available for sale	(61,734)	(37,229)	(94,325)
Purchase of securities held to maturity	-	-	(5,000)
Proceeds from maturities of securities available for sale	63,010	37,990	7,916
Proceeds from sales of securities available for sale	19,189	20,641	-
Principal collected on mortgage-backed obligations	28,104	15,816	22,150
Proceeds from sale of equity securities	-	156	-
Net increase in loans receivable	(18,239)	(58,217)	(75,609)
Investment in tax credit entities	(1,724)	(2,048)	-
Investment in technology fund	(115)	(250)	(100)
Proceeds from sale of foreclosed real estate	-	64	39
Proceeds from redemption of Federal Home Loan Bank stock	-	-	152
Proceeds from sale of premises and equipment	7	-	-
Purchase of premises and equipment	(717)	(627)	(415)
Net Cash Provided By (Used In) Investing Activities	29,006	(23,947)	(144,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	41,228	(35,185)	24,834
Advances from FHLB and BTFP	167,751	354,500	-
Repayment of advances from the FHLB and BTFP	(189,251)	(333,000)	-
Purchase of treasury stock	(41)	(502)	-
Taxes paid on stock award shares for employees	(23)	(23)	(26)
Dividends paid	(3,768)	(3,634)	(3,520)
Net Cash Provided By (Used In) Financing Activities	15,896	(17,844)	21,288

Net Increase (Decrease) in Cash and Cash Equivalents	67,247	(27,628)	(106,211)
Cash and cash equivalents at beginning of year	38,670	66,298	172,509
Cash and Cash Equivalents at End of Year	$105,917	$38,670	$66,298

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2025, which is the date the financial statements were available to be issued.

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

Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Premiums on callable debt securities are amortized to their earliest call date.  Unrealized gains and losses, net of tax, on available for sale debt securities are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized.  Realized gains and losses on the sale of available for sale debt securities are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

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

Accrued interest receivable on available for sale debt securities is reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale debt securities totaled $2.1 million and $2.4 million at December 31, 2024 and 2023, respectively.

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

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities is reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. Accrued interest receivable on held to maturity debt securities totaled $18,000 at both December 31, 2024 and 2023.

The Company estimates expected credit losses for held to maturity debt securities and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Equity Securities

Equity securities, other than restricted securities such as FHLB stock, are carried at fair value, with changes in fair value included in earnings. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Restrictions on the sale of equity securities held are not considered in the fair value measurement unless the restriction is a characteristic of the actual securities.  Dividends received from equity securities, other than restricted securities such as FHLB stock, are included in other noninterest income.

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

Loans and ACL

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs.  The Company grants real estate mortgage, commercial business and consumer loans. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.  Accrued interest receivable on loans is reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Accrued interest receivable on loans totaled $2.4 million and $2.3 million at December 31, 2024 and 2023, respectively.

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

The Company utilizes the Weighted Average Remaining Maturity (“WARM”) method in determining expected future credit losses. The WARM method uses average annual net charge-off rates and the remaining life of a loan to estimate the ACL.  For the Company’s loan portfolios, the remaining contractual life for each loan is adjusted by the expected scheduled payments and estimated prepayments.  The average annual net charge-off rate is applied to the amortization adjusted remaining life of the loan to determine the unadjusted lifetime historical charge-off rate. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back periods for the loan portfolio range from one to 10 years depending on the WARM of the given portfolio segment, and are updated on a quarterly basis.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Loans and ACL – continued

A loan is individually evaluated for impairment when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management when determining the amount of impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, past loan modifications, and the amount of the shortfall in relation to the principal and interest owed.  Expected impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. Values for collateral dependent loans not collateralized by real estate are generally based on recent auction results, recent public and private sales, or expert opinions for similar collateral. New valuations are generally obtained for all significant collateral when a loan is individually evaluated for credit losses, and collateral is considered significant if the value of the collateral is estimated to exceed $200,000.  Subsequent valuations are obtained as needed or if management believes there has been a significant change in the market value of the collateral.  In instances where it is not deemed necessary to obtain a new valuation, management bases its evaluation and ACL analysis on the original valuation with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the collateral.  At December 31, 2024, all of the Bank’s loans evaluated on an individual basis were considered collateral dependent.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value.  The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated.  At December 31, 2024, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed.  Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives. Estimated lives typically range from 15 to 39 years for buildings and improvements and three to ten years for furniture, fixtures and equipment. Maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leased one branch location during the year ended December 31, 2024. The Company has recorded the lease on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability was based upon incremental borrowing rates the Company could obtain for similar loans as of date of commencement. The Company does not record short term leases with an initial lease term of one year or less on the consolidated balance sheets.

At lease inception, the Company determines the lease term by considering the noncancelable lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line lease expense. The Company’s lease does not contain residual value guarantees or material variable lease payments that will impact the Company’s ability to pay dividends or cause the Company to incur additional expenses.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis and any impairment of the right-of-use asset. Lease expense is included in occupancy and equipment expense on the Company’s consolidated statements of income.

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

Goodwill and Other Intangibles

Goodwill recognized in a business combination represents the excess of the cost of the acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed.  Goodwill is evaluated for possible impairment at least semi-annually on June 30 and December 31, or more frequently upon the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  If the carrying amount of the goodwill exceeds the fair value of the reporting unit, an impairment loss is recognized in earnings equal to that excess amount.  The loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the requisite service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite period for the entire award.  The Company’s accounting policy is to recognize forfeitures as the occur.

Advertising Costs

Advertising costs are charged to operations when incurred.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Retirement Plans

Employee 401(k) and profit-sharing plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Change in assumptions or in market conditions could significantly affect these estimates.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1 - continued)

Recent Accounting Pronouncements – continued

In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment. Significant expense categories are derived from expenses that are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss to assess segment performance. The ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU should be applied prospectively. The Company’s adoption of the ASU, effective January 1, 2024 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at December 31, 2024 and 2023 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2024
Securities available for sale:
Agency mortgage-backed securities	$76,295	$-	$8,354	$67,941
Agency CMO	47,821	197	500	47,518
Agency notes and bonds	122,834	6	4,760	118,080
Treasury notes and bonds	21,803	-	254	21,549
Municipal obligations	150,182	171	16,198	134,155

Total securities available for sale	$418,935	$374	$30,066	$389,243

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,409	$4,591

Total securities held to maturity	$7,000	$-	$2,409	$4,591

December 31, 2023
Securities available for sale:
Agency mortgage-backed securities	$81,166	$-	$9,122	$72,044
Agency CMO	25,402	94	323	25,173
Agency notes and bonds	138,174	38	8,707	129,505
Treasury notes and bonds	64,758	-	1,674	63,084
Municipal obligations	159,049	655	12,239	147,465

Total securities available for sale	$468,549	$787	$32,065	$437,271

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,554	$4,446

Total securities held to maturity	$7,000	$-	$2,554	$4,446

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

The amortized cost and fair value of debt securities as of December 31, 2024, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$66,207	$65,002	$-	$-
Due after one year through five years	102,640	97,603	-	-
Due after five years through ten years	59,559	53,501	2,000	1,324
Due after ten years	66,413	57,678	5,000	3,267
	294,819	273,784	7,000	4,591
Mortgage-backed securities and CMO	124,116	115,459	-	-

	$418,935	$389,243	$7,000	$4,591

At December 31, 2024, certain securities available for sale with an amortized cost of $92.4 million and fair value of $89.0 million were pledged to secure public fund deposits, a blanket collateral agreement with the FHLB and borrowings at the FRB’s Discount Window.

At December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2024, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)

Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	7	$8,008	$93
Agency CMO	11	19,211	215
Agency notes and bonds	7	4,830	57
Muncipal obligations	39	18,880	334
Total less than twelve months	64	50,929	699

Continuous loss position more than twelve months:
Agency mortgage-backed securities	93	59,933	8,261
Agency CMO	22	7,271	285
Agency notes and bonds	45	112,046	4,703
Treasury notes and bonds	8	21,549	254
Muncipal obligations	196	103,201	15,864
Total more than twelve months	364	304,000	29,367

Total securities available for sale	428	$354,929	$30,066

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$4,591	$2,409
Total more than twelve months	4	4,591	2,409

Total securities held to maturity	4	$4,591	$2,409

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
(Dollars in thousands)

Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities
Agency CMO	3	8,019	30
Agency notes and bonds	3	2,754	12
Muncipal obligations	74	32,124	2,405
Total less than twelve months	80	42,897	2,447

Continuous loss position more than twelve months:
Agency mortgage-backed securities	96	72,044	9,122
Agency CMO	22	4,998	293
Agency notes and bonds	52	123,416	8,695
Treasury notes and bonds	21	63,084	1,674
Muncipal obligations	130	79,643	9,834
Total more than twelve months	321	343,185	29,618

Total securities available for sale	401	$386,082	$32,065

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	4	$4,446	$2,554
Total less than twelve months	4	4,446	2,554

Total securities held to maturity	4	$4,446	$2,554

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At December 31, 2024, management concluded that in all instances, securities with fair values less than carrying value were due to market and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. In July 2024, a BHC whose subordinated debt the Company holds and is classified as held to maturity, having an amortized cost balance of $2.0 million, announced the suspension of its quarterly dividend. Based on this announcement, management performed additional research regarding the financial stability and strength of the BHC and underlying bank in each subsequent quarter. Based on all analysis, management concluded the decline in fair value of all securities classified as held to maturity was due to changes in interest rates and other market factors.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

At December 31, 2024, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, Treasury notes and bonds, and agency notes and bonds, in a loss position had depreciated approximately 7.8% from the amortized cost basis.  All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues.  At December 31, 2024, the corporate notes classified as held to maturity in a loss position had depreciated approximately 34.4% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability and intent to hold all debt securities in an unrealized loss position until maturity, or the foreseeable future if classified as available for sale, no credit loss has been recorded.

As of December 31, 2024 and December 31, 2023, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio. Accordingly, no credit loss provisions were recorded in earnings for the years ended December 31, 2024 or 2023.

While management does not anticipate any credit losses at December 31, 2024, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the year ended December 31, 2024, the Company realized gross gains of $133,000 and gross losses of $101,000 on the sale of available for sale securities.  During the year ended December 31, 2023, the Company realized gross gains of $79,000 and gross losses of $193,000 on the sale of available for sale securities.  During the year ended December 31, 2022, the Company sold no available for sale securities.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another bank holding company, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the years ended December 31, 2024, 2023 and 2022, the Company recognized losses of $374,000, $207,000, and $414,000, respectively, on this equity investment.  At December 31, 2024 and 2023, the equity investment had a fair value of $887,000 and $1.3 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021 the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At December 31, 2024 and 2023, the Company’s investment in the limited partnership was $965,000 and $1.0 million, respectively, and is reflected in other assets on the consolidated balance sheets. The Company did recognize a $35,000 return of capital from this investment during the year ended December 31, 2024. There were no returns of capital during the years ended December 31, 2023 or 2022. The unfunded commitment related to the limited partnership investment at December 31, 2024 and 2023 was $380,000 and $530,000, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the years ended December 31, 2024, 2023 or 2022.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3 - continued)

In December 2015, the Company acquired Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary, Peoples Bank of Bullitt County (“Peoples”), headquartered in Shepherdsville, Kentucky.  Peoples owned Class B shares of VISA that were carried at an amortized costs basis of zero and were subsequently transferred to the Company.  During the year ended December 31, 2023, the Company sold all the VISA Class B shares owned for a gross gain of $157,000 which is included in the gain on sale of securities in noninterest income.  There were no such sales during the year ended December 31, 2022.

(4)	LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
(In thousands)	2024	2023

1-4 Family Residential Mortgage	$138,936	$133,480
Home Equity and Second Mortgage	66,549	62,070
Multifamily Residential	36,822	39,963
1-4 Family Residential Construction	15,245	15,667
Other Construction, Development and Land	75,840	76,713
Commercial Real Estate	184,851	168,757
Commercial Business	62,727	68,223
Consumer and Other	58,406	56,373
Principal loan balance	639,376	621,246

Deferred loan origination fees and costs, net	1,104	1,168
Allowance for credit losses	(9,281)	(8,005)

Loans, net	$631,199	$614,409

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties).

The following table represents the aggregate activity for related party loans during the years ended December 31, 2024 and 2023.  Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2024	2023

Beginning balance	$5,877	$6,279
Adjustments due to officer and director changes	29	(14)
New loans	1,100	837
Payments	(1,697)	(1,225)

Ending balance	$5,309	$5,877

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2024 and 2023 were $2.1 million and $2.6 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$138,936	$66,549	$36,822	$15,245	$75,840	$184,851	$62,727	$58,406	$639,376

Net deferred loan origination fees and costs	98	1,206	(17)	-	(29)	(145)	(9)	-	1,104

Amortized cost basis in loans	$139,034	$67,755	$36,805	$15,245	$75,811	$184,706	$62,718	$58,406	$640,480

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$133,480	$62,070	$39,963	$15,667	$76,713	$168,757	$68,223	$56,373	$621,246

Net deferred loan origination fees and costs	121	1,231	(17)	-	(44)	(112)	(11)	-	1,168

Amortized cost basis in loans	$133,601	$63,301	$39,946	$15,667	$76,669	$168,645	$68,212	$56,373	$622,414

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the activity in the ACL on loans by class of loan for the year ended December 31, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005
Provision for credit losses	77	68	213	(24)	(216)	339	991	1	1,449
Charge-offs	(4)	-	-	-	-	-	-	(345)	(349)
Recoveries	29	4	-	-	-	1	2	140	176

Ending balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281

The following table presents the activity in the ACL on loans by class of loan for the year ended December 31, 2023:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance, prior to adoption of ASC 326	$1,036	$531	$346	$206	$587	$2,029	$1,156	$881	$6,772
Impact of adopting ASC 326	423	(26)	(3)	(9)	13	(130)	(142)	435	561
Provision for credit losses	41	(86)	(11)	11	204	220	613	149	1,141
Charge-offs	(31)	(15)	-	-	-	-	(205)	(430)	(681)
Recoveries	21	2	-	-	-	-	9	180	212

Ending balance	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of December 31, 2024:

	Real				ACL
	Estate	Equipment	Other	Total	Allocation
	(In thousands)

1-4 Family Residential Mortgage	$1,613	$-	$-	$1,613	$-
Home Equity and Second Mortgage	714	-	-	714	-
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	90	-	-	90	54
Other Construction, Development and Land	106	-	-	106	-
Commercial Real Estate	3,912	-	-	3,912	-
Commercial Business	-	1,926	155	2,081	1,233
Consumer and Other	-	-	-	-	-
	$6,435	$1,926	$155	$8,516	$1,287

The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of December 31, 2023:

	Real				ACL
	Estate	Equipment	Other	Total	Allocation
	(In thousands)

1-4 Family Residential Mortgage	$1,651	$-	$-	$1,651	$9
Home Equity and Second Mortgage	548	-	-	548	-
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	87	-	-	87	60
Other Construction, Development and Land	54	-	-	54	-
Commercial Real Estate	1,055	-	-	1,055	-
Commercial Business	-	-	38	38	-
Consumer and Other	-	-	-	-	-
	$3,395	$-	$38	$3,433	$69

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest.  The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of December 31, 2024:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,186	$-	$1,186	$-	$1,186
Home Equity and Second Mortgage	568	-	568	-	568
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	-	90	90	-	90
Other Construction, Development and Land	59	-	59	-	59
Commercial Real Estate	413	-	413	-	413
Commercial Business	99	1,967	2,066	-	2,066
Consumer and Other	-	-	-	-	-

Total	$2,325	$2,057	$4,382	$-	$4,382

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

No interest income was recognized on nonaccrual loans during the years ended December 31, 2024 and 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table presents the aging of the amortized cost basis in loans at December 31, 2024:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,758	$205	$828	$2,791	$136,243	$139,034
Home Equity and Second Mortgage	269	202	148	619	67,136	67,755
Multifamily Residential	-	-	-	-	36,805	36,805
1-4 Family Residential Construction	-	-	90	90	15,155	15,245
Other Construction, Development and Land	98	25	59	182	75,629	75,811
Commercial Real Estate	252	1,027	413	1,692	183,014	184,706
Commercial Business	80	25	140	245	62,473	62,718
Consumer and Other	472	54	-	526	57,880	58,406

Total	$2,929	$1,538	$1,678	$6,145	$634,335	$640,480

The following table presents the aging of the amortized cost basis in loans at December 31, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$2,104	$335	$482	$2,921	$130,680	$133,601
Home Equity and Second Mortgage	396	70	-	466	62,835	63,301
Multifamily Residential	-	-	-	-	39,946	39,946
1-4 Family Residential Construction	-	-	-	-	15,667	15,667
Other Construction, Development and Land	162	-	54	216	76,453	76,669
Commercial Real Estate	834	-	-	834	167,811	168,645
Commercial Business	-	-	-	-	68,212	68,212
Consumer and Other	302	51	-	353	56,020	56,373

Total	$3,798	$456	$536	$4,790	$617,624	$622,414

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

During the year ended December 31, 2024, the Company modified Commercial Business loans with an amortized cost basis of $2.0 million, or approximately 3% of the amortized cost of all Commercial Business loans, for which the borrowers were experiencing financial distress.  The modifications for each loan were the modification of principal and interest payments for 12 months.  No principal was forgiven, no payments were delayed, and no interest rates were reduced for the modified loans.  All modifications occurred for one borrowing relationship only.  The Company monitors the performance of modified loans and none of the modified loans were delinquent at December 31, 2024.  There were no modifications to borrowers in financial distress during the year ended December 31, 2023.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the years ended December 31, 2024 and 2023. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of December 31, 2024 or 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company does not consider modified loans (or potion of a modified loan) uncollectible as of December 31, 2024 or 2023.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2024 and gross write-offs for the year then ended are as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Mortgage
Pass	$22,095	$31,871	$26,756	$23,181	$5,824	$27,218	$-	$136,945
Special Mention	-	31	-	-	-	445	-	476
Substandard	-	-	-	-	-	427	-	427
Doubtful	-	-	41	154	73	918	-	1,186
	$22,095	$31,902	$26,797	$23,335	$5,897	$29,008	$-	$139,034

Current period gross write-offs	$-	$-	$-	$-	$-	$4	$-	$4

Home Equity and Second Mortgage
Pass	$2,014	$3,962	$3,617	$353	$182	$242	$56,590	$66,960
Special Mention	-	-	-	-	-	-	80	80
Substandard	-	-	-	-	-	-	147	147
Doubtful	-	-	-	-	-	568	-	568
	$2,014	$3,962	$3,617	$353	$182	$810	$56,817	$67,755

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multifamily Residential
Pass	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$-	$36,805
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$-	$36,805

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

1-4 Family Residential Construction
Pass	$12,186	$1,498	$642	$-	$829	$-	$-	$15,155
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	90	-	-	-	90
	$12,186	$1,498	$642	$90	$829	$-	$-	$15,245

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In thousands)
Other Construction, Development and Land
Pass	$11,687	$26,093	$31,645	$1,823	$1,443	$3,014	$-	$75,705
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	47	-	47
Doubtful	-	-	-	-	-	59	-	59
	$11,687	$26,093	$31,645	$1,823	$1,443	$3,120	$-	$75,811

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$22,024	$20,478	$41,583	$26,748	$19,760	$44,237	$2,129	$176,959
Special Mention	-	511	3,032	-	-	292	-	3,835
Substandard	311	716	-	557	211	1,704	-	3,499
Doubtful	-	-	-	-	-	413	-	413
	$22,335	$21,705	$44,615	$27,305	$19,971	$46,646	$2,129	$184,706

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Business
Pass	$8,414	$10,636	$9,590	$8,699	$4,750	$4,543	$12,895	$59,527
Special Mention	486	149	130	126	15	-	162	1,068
Substandard	-	-	-	57	-	-	-	57
Doubtful	-	107	1,926	-	-	33	-	2,066
	$8,900	$10,892	$11,646	$8,882	$4,765	$4,576	$13,057	$62,718

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and Other
Pass	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,577	$58,276
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	130	130
Doubtful	-	-	-	-	-	-	-	-
	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,707	$58,406

Current period gross write-offs	$25	$74	$131	$27	$8	$3	$77	$345

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In thousands)
Total Loans
Pass	$98,316	$114,627	$133,927	$72,883	$41,261	$91,127	$74,191	$626,332
Special Mention	486	691	3,162	126	15	737	242	5,459
Substandard	311	716	-	614	211	2,178	277	4,307
Doubtful	-	107	1,967	244	73	1,991	-	4,382
	$99,113	$116,141	$139,056	$73,867	$41,560	$96,033	$74,710	$640,480

Current period gross write-offs	$25	$74	$131	$27	$8	$7	$77	$349

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

An analysis of the allowance for loan losses for the year ended December 31, 2022 is as follows:

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

The following table summarizes the Company’s impaired loans for the year ended December 31, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2022.

	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
Residential	$893	$12
Land	71	-
Construction	-	-
Commercial real estate	582	25
Commercial business	137	8
Home equity and second mortgage	155	-
Other consumer	-	-

	$1,838	$45

Loans with an allowance recorded:
Residential	$11	$-
Land	-	-
Construction	-	-
Commercial real estate	-	-
Commercial business	31	-
Home equity and second mortgage	172	-
Other consumer	-	-

	$214	$-

Total:
Residential	$904	$12
Land	71	-
Construction	-	-
Commercial real estate	582	25
Commercial business	168	8
Home equity and second mortgage	327	-
Other consumer	-	-

	$2,052	$45

There were no TDRs that were restructured during the year ended December 31, 2022. There were no principal charge-offs recorded as a result of TDRs during the year ended December 31, 2022.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4 - continued)

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company recorded an ACL for unfunded commitments of $131,000 in conjunction with the Company’s adoption of ASU 2016-13 on January 1, 2023.  The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the years ended December 31, 2024 and 2023.

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2024 and 2023 consisted of the following:

(In thousands)	2024	2023

Land and land improvements	$5,219	$5,219
Leasehold improvements	134	134
Office buildings	17,210	17,015
Furniture, fixtures and equipment	6,104	6,906
	28,667	29,274
Less accumulated depreciation	14,488	14,861

Totals	$14,179	$14,413

Depreciation expense was $951,000, $882,000 and $924,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

(6)	FORECLOSED REAL ESTATE

There was no foreclosed real estate activity for the year ended December 31, 2024. During the year ended December 31, 2023, the Company transferred $64,000 from loans to foreclosed real estate and sold $64,000 of foreclosed real estate. The Company had $36,000 in foreclosed real estate as of January 1, 2022 and sold $36,000 of foreclosed real estate during the year ended December 31, 2022.

The Company had no foreclosed real estate at December 31, 2024, 2023 or 2022. At December 31, 2024 and 2023, the amortized cost of consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $203,000 and $1,000, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and Peoples during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003.  Goodwill is evaluated for impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value.  No impairment of goodwill was recognized during 2024, 2023 or 2022.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples.  All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015.  Core deposit intangible amortization expense totaled $147,000 each year for 2024, 2023, and 2022.

Core deposit intangibles subject to amortization as of December 31, 2024 and 2023 consisted of the following:

(In thousands)	2024	2023

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	1,332	1,186

	$86	$232

The remaining $86,000 of core deposit intangible associated with the Peoples acquisition is expected to amortize in 2025.

(8)	DEPOSITS

Deposits at December 31, 2024 and 2023 consisted of the following:

(In thousands)	2024	2023

Noninterest-bearing demand deposits	$197,993	$205,535
NOW accounts	377,137	391,232
Savings accounts	222,635	237,542
Money market accounts	68,794	65,315
Time deposits	199,880	125,587

Total deposits	$1,066,439	$1,025,211

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $42.8 million and $32.4 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, scheduled maturities of time deposits were as follows:

Year ending December 31:
(In thousands)
2025	$188,235
2026	7,775
2027	1,971
2028	996
2029	903

Total	$199,880

The Bank held deposits of approximately $10.7 million and $10.1 million for related parties at December 31, 2024 and 2023, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(9)	LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through Independent Correspondent Bankers’ Bank (formerly The Bankers’ Bank of Kentucky) with a maximum borrowing amount of $5.0 million.  At December 31, 2024 and 2023, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company.  At December 31, 2024 and 2023, the Bank had no outstanding borrowings under the line of credit.

On February 28, 2024 the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement.  This agreement expired on February 28, 2025 and automatically renewed for an additional one-year term.  At December 31, 2024, there were no borrowings under the agreement.

(10)	BORROWED FUNDS

At December 31, 2024, the Company had no outstanding borrowings.  At December 31, 2023, the Company had $21.5 million in borrowings outstanding under the FRB’s BTFP and no outstanding advances from the FHLB.

On March 12, 2023, the FRB created the BTFP to make additional funding available to eligible depository institutions. The BTFP offered loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledged collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program did not include any fees or prepayment penalties.  In January 2024, the Company repaid all outstanding borrowings under the BTFP and advances from the FHLB and then borrowed $33.6 million under the BTFP at a fixed rate of 4.85% for a one-year period. All BTFP advances were repaid in October and November 2024.  Effective March 11, 2024, the BTFP ceased making new loans.

During the years ended December 31, 2024 and 2023, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the years ended December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
FHLB variable-rate advances
Maximum balance at any month end	$5,000	$10,000
Average balance	515	1,279
Period end balance	-	-

Weighted average interest rate (annualized):
At end of period	0.00%	0.00%
During the period	5.81%	5.79%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$13,000	$22,500
Average balance	1,221	4,804
Period end balance	-	-

Weighted average interest rate (annualized):
At end of period	0.00%	0.00%
During the period	5.68%	5.54%

BTFP borrowings:
Maximum balance at any month end	$33,625	$21,500
Average balance	27,918	8,632
Period end balance	-	21,500

Weighted average interest rate (annualized):
At end of period	0.00%	4.89%
During the period	4.85%	5.05%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(10 - continued)

FHLB advances are secured under a blanket collateral agreement. At December 31, 2024, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for FHLB advances was $9.9 million and $53.1 million, respectively.

(11)	LEASES

The Company is a lessee in certain leasing agreements, such as for branch office space.  During 2020, the Bank extended a noncancelable lease agreement for branch office space which expires in March 2025 with annual lease payments of $19,000.  The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October. All of the Company’s leases are classified as operating leases.

The Company had no outstanding ROU assets or corresponding lease liabilities at December 31, 2024. The Company’s right to use an asset over the life of a lease was recorded as an ROU asset included in other assets on the consolidated balance sheets totaling $23,000 at December 31, 2023. The Company recorded a lease liability in other liabilities on the consolidated balance sheets totaling $23,000 at December 31, 2023.

Certain leases may include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. At December 31, 2024, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

Lease expense for the years ended December 31, 2024, 2023 and 2022 was $35,000, $34,000 and $32,000, respectively.  The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022

Operating lease cost	$19	$19	$19
Short-term lease cost	16	15	13

Totals	$35	$34	$32

Future minimum commitments due under operating lease agreements as of December 31, 2024 are as follows, including renewal options that are reasonably certain to be exercised:

Year ending December 31:	(In thousands)

2025	5
Total lease payments	5
Less imputed interest	(1)
Total	$4

The lease term and discount rate at December 31, 2024 and 2023 were as follows:

	2024	2023
Weighted-average remaining lease term (years)	0.25	1.25
Weighted-average discount rate	1.34%	1.34%

Supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 related to leases was as follows:

	2024	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$19	$19

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(11 - continued)

The Company also leases space to tenants under various operating leases.  Lease income recorded under tenant leases was $61,000, $47,000 and $53,000 for the years ended December 31, 2024, 2023 and 2022, respectively.  Future minimum lease payments to be received under tenant leases with initial or remaining terms in excess of one year total $110,000, $95,000, $72,000, $49,000 and $45,000 for the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively.

(12)	INCOME TAXES

The Company and its corporate subsidiaries file consolidated tax returns.  The components of consolidated income tax expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022

Current	$2,767	$2,946	$2,438
Deferred	(551)	(698)	(118)

Totals	$2,216	$2,248	$2,320

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2024, 2023, and 2022 follows:

(In thousands)	2024	2023	2022

Provision at federal statutory tax rate	$2,975	$3,161	$2,989
State income tax-net of federal tax benefit	120	178	301
Tax-exempt interest income	(608)	(733)	(709)
Bank-owned life insurance income	(47)	(43)	(42)
Captive insurance net premiums	-	(126)	(169)
Investment in tax credit entities	(288)	(228)	(63)
Other	64	39	13
Totals	$2,216	$2,248	$2,320
Effective tax rate	15.6%	14.9%	16.3%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(12 - continued)

Significant components of the deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

(In thousands)	2024	2023

Deferred tax assets (liabilities):
Deferred compensation plans	$51	$61
Unrealized loss on securities available for sale	6,701	7,247
ACL - loans	2,297	1,845
ACL - unfunded commitments	32	31
Accrued Expenses	58	-
Unrealized loss on equity securities	252	160
Restricted stock	18	26
Interest on nonaccrual loans	143	128
Deferred income	102	160
State tax credit carryforwards	305	381
Other	6	7
Deferred tax assets	9,965	10,046

Depreciation	(890)	(921)
Deferred loan fees and costs	(285)	(236)
FHLB stock dividends	(37)	(37)
Prepaid expenses	(219)	(246)
Acquisition purchase accounting adjustments	(228)	(270)
Other	(23)	(58)
Deferred tax liabilities	(1,682)	(1,768)

Net deferred tax asset	$8,283	$8,278

At December 31, 2024 and 2023, the Company had state tax credit carryforwards of $305,000 and $381,000, respectively, that may be carried forward nine years and expire in 2032 if unused.

At December 31, 2024 and 2023, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months.   The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations.  The Company files consolidated U.S. federal income tax returns and Indiana and Kentucky state income tax returns.  Returns filed in these jurisdictions for tax years ended on or after December 31, 2021 are subject to examination by the relevant taxing authorities.  Each entity included in the consolidated federal, Indiana and Kentucky state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2024 and 2023 include approximately $909,000 for which no deferred federal income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate.  The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2024 and 2023.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees.  The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).  The Bank contributed $693,000, $683,000, and $643,000 to the plan for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2024, 2023 and 2022 as all shares were allocated during 2008.

At December 31, 2024 and 2023, the ESOP trust held 48,704 and 48,435 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts.  The aggregate fair value of shares allocated to ESOP participants was $1.6 million and $1.4 million at December 31, 2024 and 2023, respectively.

(14)	DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement.  The benefits under the agreements are fully vested and were paid in varying amounts through 2022.  As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement.  The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026.  The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments.  The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death.  The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter.  The balance of the accrued benefit for the plans was $66,000 and $104,000 at December 31, 2024 and 2023, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $3,000, $5,000 and $7,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(14 - continued)

The Bank also has a directors' deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement.  Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2041.  The agreements also provide for payment of benefits in the event of disability, early retirement and termination of service or death.  The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter.  The balance of the accrued benefit for the director plan was $124,000 and $127,000 at December 31, 2024 and 2023, respectively.  Deferred compensation expense for the director plan was $15,000, $15,000 and $16,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

At December 31, 2024, 159,650 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model.  Expected volatilities are based on historical volatility of the Company's stock.  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  As of December 31, 2024, no stock options had been granted under the Plans.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(15 - continued)

On February 20, 2024, the Company granted 3,150 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $28.00 per share for a total of $88,000. The restricted stock vests ratably from the grant date through July 1, 2029, with 20% of the shares vesting each year on July 1 beginning on July 1, 2025.  No restricted stock shares were granted during 2023 or 2022.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the years ended December 31, 2024, 2023 and 2022 was $202,000, $252,000 and $436,000, respectively.  The income tax benefit related to stock-based compensation was $20,000, $30,000 and $55,000 for the years ended December 31, 2024, 2023 and 2022, respectively.  A summary of the Company’s nonvested restricted shares activity as of December 31, 2024 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	5,600	$63.60
Granted	3,150	28.00
Vested	3,950	59.75
Forfeited	-	-

Nonvested at end of year	4,800	$43.40

There were 3,950, 6,100 and 8,950 restricted shares vested during the years ended December 31, 2024, 2023 and 2022, respectively.  The total fair value of restricted shares that vested during the years ended December 31, 2024, 2023 and 2022 was $120,000, $188,000 and $260,000, respectively.  At December 31, 2024, unrecognized compensation expense related to nonvested restricted shares was $135,000.  The compensation expense is expected to be recognized over a weighted average period of 2.6 years.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(16 - continued)

The following is a summary of the commitments to extend credit at December 31, 2024 and 2023:

(In thousands)	2024	2023

Loan commitments:
Fixed rate	$5,302	$666
Adjustable rate	11,233	20,684

Standby letters of credit	2,078	1,894
Undisbursed commercial and personal lines of credit	34,727	40,187
Undisbursed portion of construction loans in process	22,516	40,879
Undisbursed portion of home equity lines of credit	79,000	77,376

Total commitments	$154,856	$181,686

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

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2024 or 2023.

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

The Bank is subject to various regulatory capital requirements administered by the banking regulators.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2024 and 2023.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2024 and 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio (“CBLR”) framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The CBLR minimum requirement is 9%. An eligible banking organization is provided a two-quarter grace period to correct a ratio that falls below this required amount, provided the bank maintains a leverage ratio greater than 8%.  An eligible banking organization can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2024 and 2023.

The Bank’s actual capital amounts and ratios are presented in the following table.  No amounts were deducted from capital for interest-rate risk in either year.

			Minimum to be Well
			Capitalized under
			Prompt Corrective
	Actual		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of December 31, 2024:
CBLR	$126,402	10.57%	$107,640	9.00%

As of December 31, 2023:
CBLR	$116,765	9.92%	$105,891	9.00%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19)	FAIR VALUE MEASUREMENTS

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2024 and 2023.  The Company had no liabilities measured at fair value as of December 31, 2024 or 2023.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

December 31, 2024
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$67,941	$-	$67,941
Agency CMO	-	47,518	-	47,518
Agency notes and bonds	-	118,080	-	118,080
Treasury notes and bonds	21,549	-	-	21,549
Municipal obligations	-	134,155	-	134,155
Total securities available for sale	$21,549	$367,694	$-	$389,243

Equity securities	$886	$-	$-	886

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$-	$-	$693	$693
1-4 Family Residential Construction	-	-	36	36
Total collateral dependent loans	$-	$-	$729	$729

December 31, 2023
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$72,044	$-	$72,044
Agency CMO	-	25,173	-	25,173
Agency notes and bonds	-	129,505	-	129,505
Treasury notes and bonds	63,084	-	-	63,084
Municipal obligations	-	147,465	-	147,465
Total securities available for sale	$63,084	$374,187	$-	$437,271

Equity securities	$1,260	$-	$-	1,260

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
1-4 Family Residential Mortgage	$-	$-	$27	$27
1-4 Family Residential Construction	-	-	27	27
Total collateral dependent loans	$-	$-	$54	$54

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

At December 31, 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 20%, with a weighted average discount of 10.6%.  At December 31, 2023, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 23% to 30%, with a weighted average discount of 27%.

The Company recognized provisions for loan losses of $1.2 million, $97,000 and $148,000 for the years ended December 31, 2024, 2023 and 2022, respectively, for collateral dependent loans.

Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market value.  The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors.  These measurements are carried at Level 2 in the fair value hierarchy.  At December 31, 2024 and 2023, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

At December 31, 2024 and 2023, the Company held no foreclosed real estate.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(19 - continued)

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2024 and 2023.  There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2024 and 2023.

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2024 and 2023:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

December 31, 2024:
Financial assets:
Cash and cash equivalents	$105,917	$105,917	$105,917	$-	$-
Interest-bearing time deposits	2,695	2,725	-	2,725	-
Securities available for sale	389,243	389,243	21,549	367,694	-
Securities held to maturity	7,000	4,591	-	4,591	-
Loans held for sale	472	477	-	477	-
Loans, net	631,199	628,057	-	-	628,057
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,575	4,575	-	4,575	-
Equity securities (included in other assets)	886	886	886	-	-

Financial liabilities:
Deposits	1,066,439	1,065,687	866,559	-	199,128
Accrued interest payable	1,922	1,922	-	1,922	-

December 31, 2023:
Financial assets:
Cash and cash equivalents	$38,670	$38,670	$38,670	$-	$-
Interest-bearing time deposits	3,920	3,925	-	3,925	-
Securities available for sale	437,271	437,271	63,084	374,187	-
Securities held to maturity	7,000	4,446	-	4,446	-
Loans held for sale	800	811	-	811	-
Loans, net	614,409	609,243	-	-	609,243
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,788	4,788	-	4,788	-
Equity securities (included in other assets)	1,260	1,260	1,260	-	-

Financial liabilities:
Deposits	1,025,211	1,023,813	899,624	-	124,189
Borrowed funds	21,500	21,470	-	21,470	-
Accrued interest payable	1,209	1,209	-	1,209	-

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20 - continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts.  The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service.  The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument.  The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors.  It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability.  The methods utilized to measure the fair value of financial instruments at December 31, 2024 and 2023 represent an approximation of exit price, but an actual exit price may differ.

(21)	REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022

In Scope for ASC 606
Service charges on deposit accounts	$2,402	$2,343	$2,273
ATM and debit card fees	4,467	4,489	4,345
Investment advisory income	61	57	427
Other	129	120	100
Revenue from contracts with customers	7,059	7,009	7,145

Out of Scope for ASC 606
Net gains on loans and investments	212	254	419
Increase in cash value of life insurance	224	206	201
Other	161	163	162
Other noninterest income	597	623	782

Total noninterest income	$7,656	$7,632	$7,927

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

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At December 31, 2024 and 2023, the balance of the Bank’s investment was $1.6 million and $1.9 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment at December 31, 2024 and 2023 was $168,000 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During 2024, 2023 and 2022, the Bank recognized amortization expense of $291,000, $307,000 and $355,000, respectively, which was included in income tax expense on the consolidated statements of income.  Additionally, during 2024, 2023 and 2022, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $407,000, $403,000 and $421,000, respectively, which was included in income tax expense on the consolidated statements of income.

(23)	RENEWABLE ENERGY TAX CREDIT INVESTMENT

On April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by a solar energy producing facility through limited liability companies.  At December 31, 2024 and 2023, the balance of the Bank’s investments were $401,000 and $306,000, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the solar energy tax credit investments was $276,000 at December 31, 2024 and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made by December 31, 2025.  The Bank had fully funded its commitment in the solar energy tax credit investment at December 31, 2023. In addition, in order to facilitate the loan to be obtained by the entity constructing the qualified solar energy producing facility for the Bank’s 2023 investment, the Bank obtained a $2.0 million standby letter of credit through the FHLB for the Bank’s total committed investment. The letter of credit was issued June 2, 2023 and expired April 30, 2024.

The investment is accounted for using the proportional amortization method.  During 2024 and 2023, the Bank recognized amortization expense of $1.9 million and $1.7 million, respectively, which was included in income tax expense on the consolidated statements of income.  Additionally, during 2024 and 2023, the Bank recognized tax credits and other tax benefits from its solar energy tax credit investment of $2.3 million and $1.8 million, respectively, which was included in income tax expense on the consolidated statements of income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)	CAPTIVE SUBSIDIARY

As described in Note 1, the Company had a wholly-owned insurance subsidiary providing property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives for which insurance may not be currently available or economically feasible in the insurance marketplace. On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may result in the Captive being considered a listed transaction. The proposed regulations include the possibility of material tax expense to the consolidated group if finalized in their current form. However, the final regulations have not been published and as such management cannot reasonably estimate or determine the potential tax liability as of December 31, 2024. The Captive was formally dissolved with all remaining assets transferred to the Company on December 31, 2023.

(25)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets
(In thousands)
	As of December 31,
	2024	2023
Assets:
Cash and cash equivalents	$2,861	$3,798
Other assets	2,256	2,528
Investment in subsidiaries	109,970	99,437

	$115,087	$105,763

Liabilities and Equity:
Accrued expenses and other liabilities	$488	$530
Stockholders' equity	114,599	105,233

	$115,087	$105,763

Statements of Income
(In thousands)
	Years Ended December 31,
	2024	2023	2022

Dividend income from subsidiaries	$3,150	$3,745	$4,475
Other income	100	115	105
Loss on equity securities	(374)	(207)	(414)
Other operating expenses	(621)	(681)	(825)

Income before income taxes and equity in undistributed net income of shareholders	2,255	2,972	3,341

Income tax benefit	194	164	249

Income before equity in undistributed net income of subsidiaries	2,449	3,136	3,590
Equity in undistributed net income of subsidiaries	9,491	9,654	8,312

Net Income	$11,940	$12,790	$11,902

Comprehensive Income (Loss)	$12,983	$24,498	$(25,573)

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(25 - continued)

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$11,940	$12,790	$11,902
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,491)	(9,654)	(8,312)
Dissolution of Captive	-	1,822	-
Stock compensation expense	202	252	436
Unrealized loss on equity securities	374	207	414
Net change in other assets and liabilities	(28)	80	(53)
Net cash provided by operating activities	2,997	5,497	4,387

Investing Activities:
Investment in technology fund	(115)	(250)	(100)
Net cash used in investing activities	(115)	(250)	(100)

Financing Activities:
Purchase of treasury stock	(41)	(502)	-
Tax paid on stock award shares for employees	(23)	(23)	(26)
Cash dividends paid	(3,755)	(3,621)	(3,507)
Net cash used in financing activities	(3,819)	(4,146)	(3,533)

Net (decrease) increase in cash	(937)	1,101	754

Cash at beginning of year	3,798	2,697	1,943

Cash at end of year	$2,861	$3,798	$2,697

(26)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2024	2023	2022

Cash payments for:
Interest	$13,967	$7,931	$1,568
Income taxes (net of refunds received)	154	1,828	2,327

Noncash investing activities:
Transfers from loans to foreclosed real estate	$-	$64	$-
Vehicle trade-in allowance	-	22	-
Agreement to invest in renewable energy tax credit facility	276	-	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(27)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding.  Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.  Earnings per share information is presented below for the years ended December 31, 2024, 2023 and 2022.

(In thousands, except per share data)	Years Ended December 31,
	2024	2023	2022

Basic
Earnings:
Net income attributable to First Capital, Inc.	$11,940	$12,790	$11,902

Shares:
Weighted average common shares outstanding	3,346,161	3,347,341	3,355,023

Net income attributable to First Capital, Inc. per common share, basic	$3.57	$3.82	$3.55

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$11,940	$12,790	$11,902

Shares:
Weighted average common shares outstanding	3,346,161	3,347,341	3,355,023
Add: Dilutive effect of restricted stock	-	-	-

Weighted average common shares outstanding, as adjusted	3,346,161	3,347,341	3,355,023

Net income attributable to First Capital, Inc. per common share, diluted	$3.57	$3.82	$3.55

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  Restricted shares totaling 4,800, 5,600 and 12,550 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the years ended December 31, 2024, 2023 and 2022, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(28)	SEGMENT INFORMATION

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations.  The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar.  The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources.  The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets.  The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors.  The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation.  Loans, investments, and deposits provide the revenues in the banking operation.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation.  All operations are domestic. Accounting policies for segments are the same as those described in Note 1.  Segment performance is evaluated using consolidated net income as reported in the consolidated statements of income presented.

(29)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Diluted
(Dollars in thousands)
2024
First Quarter	$11,837	$8,600	$2,952	$0.88	$0.88
Second Quarter	12,218	8,657	2,828	0.85	0.85
Third Quarter	13,224	9,125	2,898	0.87	0.87
Fourth Quarter	13,192	9,408	3,262	0.97	0.97

2023
First Quarter	$10,187	$9,191	$3,816	$1.14	$1.14
Second Quarter	10,600	8,312	2,726	0.82	0.82
Third Quarter	11,179	8,537	3,138	0.94	0.94
Fourth Quarter	11,639	8,548	3,110	0.93	0.93

Net income above represents Net Income Attributable to First Capital, Inc.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 31, 2025	/s/ Michael C. Frederick
Michael C. Frederick
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael C. Frederick	President, Chief Executive	March 31, 2025
Michael C. Frederick	Officer and Director
(principal executive officer)

/s/ Kathryn W. Ernstberger	Chairwoman	March 31, 2025
Kathryn W. Ernstberger

/s/ Joshua P. Stevens	Executive Vice President, Chief Financial	March 31, 2025
Joshua P. Stevens	Officer and Treasurer
(principal accounting and financial officer)

/s/ William W. Harrod	Director	March 31, 2025
William W. Harrod

/s/ John M. Shireman	Director	March 31, 2025
John M. Shireman

/s/ Mark D. Shireman	Director	March 31, 2025
Mark D. Shireman

/s/ William I. Orwick, Sr.	Director	March 31, 2025
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 31, 2025
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 31, 2025
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 31, 2025
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 31, 2025
Dana L. Huber

/s/ Lou Ann Moore	Director	March 31, 2025
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 31, 2025
Robert C. Guilfoyle

/s/ Jill S. Saegesser	Director	March 31, 2025
Jill S. Saegesser