Form 10-Q
period 2025-03-31
FIRST CAPITAL INC
filed 2025-05-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,355,353 shares of common stock were outstanding as of April 30, 2025.

FIRST CAPITAL, INC.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2025	2024
	(In thousands)
ASSETS
Cash and due from banks	$26,022	$18,418
Interest bearing deposits with banks	90,601	87,499
Total cash and cash equivalents	116,623	105,917

Interest-bearing time deposits	2,695	2,695
Securities available for sale, at fair value (amortized cost $417,251 and $418,935, respectively)	391,718	389,243
Securities held to maturity, at amortized cost (fair value $4,591 and $4,591, respectively)	7,000	7,000
Loans held for sale	341	472
Loans, net of allowance for credit losses of $9,535 ($9,281 in 2024)	642,941	631,199
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,097	14,179
Accrued interest receivable	4,558	4,575
Cash value of life insurance	9,401	9,329
Goodwill	6,472	6,472
Core deposit intangible	49	86
Other assets	16,807	14,520

Total Assets	$1,214,538	$1,187,523

LIABILITIES
Deposits:
Noninterest-bearing	$203,779	$197,993
Interest-bearing	880,142	868,446
Total deposits	1,083,921	1,066,439

Accrued interest payable	1,759	1,922
Accrued expenses and other liabilities	8,663	4,451
Total liabilities	1,094,343	1,072,812

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	-	-
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,810,883 shares (3,806,983 in 2024); outstanding 3,355,353 (3,351,703 in 2024)	38	38
Additional paid-in capital	41,823	41,676
Retained earnings-substantially restricted	107,551	105,290
Unearned stock compensation	(244)	(135)
Accumulated other comprehensive loss	(19,799)	(22,990)
Less treasury stock, at cost - 455,530 shares (455,280 in 2024)	(9,289)	(9,280)
Total First Capital, Inc. stockholders' equity	120,080	114,599

Noncontrolling interest in subsidiary	115	112
Total equity	120,195	114,711

Total Liabilities and Equity	$1,214,538	$1,187,523

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$9,774	$9,238
Securities:
Taxable	1,834	1,629
Tax-exempt	649	704
Dividends	26	12
Federal funds sold and other income	1,063	254
Total interest income	13,346	11,837
INTEREST EXPENSE
Deposits	3,765	2,806
Advances - FHLB	-	48
Borrowed funds - Bank Term Funding Program ("BTFP")	-	383
Total interest expense	3,765	3,237
Net interest income	9,581	8,600
Provision for credit losses	338	280
Net interest income after provision for credit losses	9,243	8,320
NONINTEREST INCOME
Service charges on deposit accounts	593	593
ATM and debit card fees	1,036	1,060
(Loss) gain on sale of securities	(55)	32
Unrealized gain (loss) on equity securities	18	(68)
Gain on sale of loans	89	101
Increase in cash surrender value of life insurance	72	48
Other income	95	133
Total noninterest income	1,848	1,899
NONINTEREST EXPENSE
Compensation and benefits	4,102	3,843
Occupancy and equipment	623	463
Data processing	1,108	1,076
Professional fees	286	259
Advertising	74	88
Other expenses	988	1,028
Total noninterest expense	7,181	6,757
Income before income taxes	3,910	3,462
Income tax expense	672	507
Net Income	3,238	2,955
Less: net income attributable to noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$3,235	$2,952

Earnings per common share attributable to First Capital, Inc.:
Basic	$0.97	$0.88
Diluted	$0.97	$0.88

Dividends per share	$0.29	$0.27

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net Income	$3,238	$2,955

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	4,104	(2,041)
Income tax (expense) benefit	(956)	433
Net of tax amount	3,148	(1,608)

Less: reclassification adjustment for realized losses (gains) included in net income	55	(32)
Income tax (expense) benefit	(12)	7
Net of tax amount	43	(25)

Other Comprehensive Income (Loss), net of tax	3,191	(1,633)

Comprehensive Income	6,429	1,322
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$6,426	$1,319

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2024	$38	$41,588	$97,105	$(24,033)	$(249)	$(9,216)	$112	$105,345

Net income	-	-	2,952	-	-	-	3	2,955
Other comprehensive loss	-	-	-	(1,633)	-	-	-	(1,633)
Cash dividends	-	-	(905)	-	-	-	-	(905)
Stock compensation expense	-	-	-	-	78	-	-	78
Restricted stock grants	-	88	-	-	(88)	-	-	-

Balances at March 31, 2024	$38	$41,676	$99,152	$(25,666)	$(259)	$(9,216)	$115	$105,840

Balances at January 1, 2025	$38	$41,676	$105,290	$(22,990)	$(135)	$(9,280)	$112	$114,711

Net income	-	-	3,235	-	-	-	3	3,238
Other comprehensive income	-	-	-	3,191	-	-	-	3,191
Cash dividends	-	-	(974)	-	-	-	-	(974)
Stock compensation expense	-	-	-	-	38	-	-	38
Purchase of treasury shares	-	-	-	-	-	(9)	-	(9)
Restricted stock grants	-	147	-	-	(147)	-	-	-

Balances at March 31, 2025	$38	$41,823	$107,551	$(19,799)	$(244)	$(9,289)	$115	$120,195

See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION
FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	3,238	$2,955
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	220	312
Depreciation and amortization expense	281	265
Deferred income taxes	(96)	(207)
Stock compensation expense	38	78
Increase in cash value of life insurance	(72)	(48)
Loss (gain) on sale of securities	55	(32)
Provision for credit losses	338	280
Proceeds from sales of loans	4,812	6,311
Loans originated for sale	(4,592)	(6,169)
Gain on sale of loans	(89)	(101)
Amortization of tax credit investment	384	577
Unrealized (gain) loss on equity securities	(18)	68
Loss on disposal of premises and equipment	58	-
Decrease in accrued interest receivable	17	346
(Decrease) increase in accrued interest payable	(163)	189
Net change in other assets/liabilities	(24)	2,395
Net Cash Provided By Operating Activities	4,387	7,219

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	-	735
Purchase of securities available for sale	(30,783)	(27,030)
Proceeds from maturities of securities available for sale	15,385	9,475
Proceeds from sales of securities available for sale	11,192	19,189
Principal collected on mortgage-backed obligations	6,617	5,140
Net increase in loans receivable	(12,080)	(7,248)
Investment in tax credit entities	(291)	-
Purchase of premises and equipment	(220)	(159)
Net Cash (Used In) Provided By Investing Activities	(10,180)	102

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	17,482	(15,119)
Advances from FHLB and BTFP	-	107,750
Repayment of advances from the FHLB and BTFP	-	(95,625)
Purchase of treasury stock	(9)	-
Dividends paid	(974)	(905)
Net Cash Provided By (Used In) Provided By Financing Activities	16,499	(3,899)

Net Increase in Cash and Cash Equivalents	10,706	3,422
Cash and cash equivalents at beginning of period	105,917	38,670
Cash and Cash Equivalents at End of Period	$116,623	$42,092

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2025, and the results of operations for the three months ended March 31, 2025 and 2024 and the cash flows for the three months ended March 31, 2025 and 2024.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

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

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at March 31, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2025
Securities available for sale:
Agency mortgage-backed securities	$78,033	$106	$6,938	$71,201
Agency CMO	64,236	502	222	64,516
Agency notes and bonds	111,629	18	3,632	108,015
Treasury notes and bonds	16,828	-	135	16,693
Municipal obligations	146,525	396	15,628	131,293

Total securities available for sale	$417,251	$1,022	$26,555	$391,718

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,409	$4,591

Total securities held to maturity	$7,000	$-	$2,409	$4,591

December 31, 2024
Securities available for sale:
Agency mortgage-backed securities	$76,295	$-	$8,354	$67,941
Agency CMO	47,821	197	500	47,518
Agency notes and bonds	122,834	6	4,760	118,080
Treasury notes and bonds	21,803	-	254	21,549
Municipal obligations	150,182	171	16,198	134,155

Total securities available for sale	$418,935	$374	$30,066	$389,243

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$-	$2,409	$4,591

Total securities held to maturity	$7,000	$-	$2,409	$4,591

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of March 31, 2025, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Due in one year or less	$69,148	$67,850	$-	$-
Due after one year through five years	77,427	73,803	-	-
Due after five years through ten years	61,762	55,648	2,000	1,324
Due after ten years	66,645	58,700	5,000	3,267
	274,982	256,001	7,000	4,591
Mortgage-backed securities and CMO	142,269	135,717	-	-

	$417,251	$391,718	$7,000	$4,591

Information pertaining to investment securities with gross unrealized losses at March 31, 2025, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Positions	Value	Losses
(Dollars in thousands)
March 31, 2025:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	1	$928	$1
Agency CMO	3	6,654	60
Agency notes and bonds	2	1,992	9
Muncipal obligations	23	11,738	247
Total less than twelve months	29	21,312	317

Continuous loss position more than twelve months:
Agency mortgage-backed securities	93	58,330	6,937
Agency CMO	20	5,127	162
Agency notes and bonds	42	104,127	3,623
Treasury notes and bonds	7	16,693	135
Muncipal obligations	187	97,944	15,381
Total more than twelve months	349	282,221	26,238

Total securities available for sale	378	$303,533	$26,555

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$4,591	$2,409
Total more than twelve months	4	4,591	2,409

Total securities held to maturity	4	$4,591	$2,409

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
(Dollars in thousands)
December 31, 2024:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	7	$8,008	$93
Agency CMO	11	19,211	215
Agency notes and bonds	7	4,830	57
Muncipal obligations	39	18,880	334
Total less than twelve months	64	50,929	699

Continuous loss position more than twelve months:
Agency mortgage-backed securities	93	59,933	8,261
Agency CMO	22	7,271	285
Agency notes and bonds	45	112,046	4,703
Treasury notes and bonds	8	21,549	254
Muncipal obligations	196	103,201	15,864
Total more than twelve months	364	304,000	29,367

Total securities available for sale	428	$354,929	$30,066

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	4	$4,591	$2,409
Total less than twelve months	4	4,591	2,409

Total securities held to maturity	4	$4,591	$2,409

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At March 31, 2025, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. In July 2024, a BHC whose subordinated debt the Company holds and is classified as held to maturity, having an amortized cost balance of $2.0 million, announced the suspension of its quarterly dividend. Beginning with this announcement, management began performing additional research regarding the financial stability and strength of the BHC and underlying bank quarterly. Based on all analysis, management concludes the decline in fair value of all securities classified as held to maturity was due to changes in interest rates and other market factors.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

At March 31, 2025, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 8.0% from the amortized cost basis.  All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues.  At March 31, 2025, the corporate notes classified as held to maturity in a loss position had depreciated approximately 34.4% from the amortized cost basis.  These unrealized losses related principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

As of March 31, 2025 and December 31, 2024, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at March 31, 2025, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three months ended March 31, 2025, the Company recognized gross gains of $31,000 and gross losses of $86,000 on sales of available for sale securities.  During the three months ended March 31, 2024, the Company recognized gross gains of $133,000 and gross losses of $101,000 on sales of available for sale securities.

At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Accrued interest receivable on available for sale debt securities totaled $2.1 million at both March 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both March 31, 2025 and December 31, 2024, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another BHC, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended March 31, 2025, the Company recognized an unrealized gain of $18,000.  During the three months ended March 31, 2024, the Company recognized an unrealized loss of $68,000.  At March 31, 2025 and December 31, 2024, the equity investment had a fair value of $905,000 and $887,000, respectively, and is included in other assets on the consolidated balance sheets.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership.  At both March 31, 2025 and December 31, 2024, the Company’s investment in the limited partnership was $965,000 and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the limited partnership investment at March 31, 2025 and December 31, 2024 was $380,000 and is reflected in other liabilities on the consolidated balance sheets.  The Company expects to fulfill the commitment as capital calls are made through 2026.  The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes.  There were no impairments or adjustments on equity securities without readily determinable fair values during the three months ended March 31, 2025 or 2024.

4.	Loans and Allowance for Credit Losses

Loans at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
(In thousands)	2025	2024

1-4 Family Residential Mortgage	$140,853	$138,936
Home Equity and Second Mortgage	67,074	66,549
Multifamily Residential	45,891	36,822
1-4 Family Residential Construction	17,573	15,245
Other Construction, Development and Land	70,168	75,840
Commercial Real Estate	189,309	184,851
Commercial Business	63,343	62,727
Consumer and Other	57,148	58,406
Principal loan balance	651,359	639,376

Deferred loan origination fees and costs, net	1,117	1,104
Allowance for credit losses	(9,535)	(9,281)

Loans, net	$642,941	$631,199

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at March 31, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$140,853	$67,074	$45,891	$17,573	$70,168	$189,309	$63,343	$57,148	$651,359

Net deferred loan origination fees and costs	89	1,214	(17)	-	(30)	(137)	(2)	-	1,117

Amortized cost basis in loans	$140,942	$68,288	$45,874	$17,573	$70,138	$189,172	$63,341	$57,148	$652,476

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$138,936	$66,549	$36,822	$15,245	$75,840	$184,851	$62,727	$58,406	$639,376

Net deferred loan origination fees and costs	98	1,206	(17)	-	(29)	(145)	(9)	-	1,104

Amortized cost basis in loans	$139,034	$67,755	$36,805	$15,245	$75,811	$184,706	$62,718	$58,406	$640,480

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the three months ended March 31, 2025 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281
Provision for credit losses	(157)	89	(114)	39	591	(131)	(61)	82	338
Charge-offs	-	-	-	-	-	-	(27)	(100)	(127)
Recoveries	3	-	-	-	-	-	1	39	43

Ending balance	$1,438	$567	$431	$223	$1,179	$2,328	$2,337	$1,032	$9,535

An analysis of the changes in the ACL on loans for the three months ended March 31, 2024 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total
	(In thousands)
ACL on Loans:

Beginning balance	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005
Provision for credit losses	(152)	35	91	(16)	7	634	(129)	(190)	280
Charge-offs	(1)	-	-	-	-	-	-	(99)	(100)
Recoveries	1	3	-	-	-	1	-	40	45

Ending balance	$1,338	$444	$423	$192	$811	$2,754	$1,302	$966	$8,230

Accrued interest on loans of $2.4 million at March 31, 2025 and December 31, 2024 is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of March 31, 2025:

	March 31, 2025
	Real				ACL
	Estate	Equipment	Other	Total	Allocation
	(In thousands)

1-4 Family Residential Mortgage	$1,563	$-	$-	$1,563	$-
Home Equity and Second Mortgage	639	-	-	639	-
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	91	-	-	91	55
Other Construction, Development and Land	107	-	-	107	-
Commercial Real Estate	3,890	-	-	3,890	-
Commercial Business	-	1,866	149	2,015	1,233
Consumer and Other	-	-	-	-	-
	$6,290	$1,866	$149	$8,305	$1,288

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest.  The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of March 31, 2025:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,073	$-	$1,073	$-	$1,073
Home Equity and Second Mortgage	432	-	432	-	432
Multifamily Residential	-	-	-	-	-
1-4 Family Residential Construction	-	91	91	-	91
Other Construction, Development and Land	60	-	60	-	60
Commercial Real Estate	413	-	413	-	413
Commercial Business	99	1,907	2,006	-	2,006
Consumer and Other	-	-	-	18	18

Total	$2,077	$1,998	$4,075	$18	$4,093

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

No interest income was recognized on nonaccrual loans during the three months ended March 31, 2025 and 2024.

The following table presents the aging of the amortized cost basis in loans at March 31, 2025:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$2,136	$66	$714	$2,916	$138,026	$140,942
Home Equity and Second Mortgage	130	98	117	345	67,943	68,288
Multifamily Residential	-	-	-	-	45,874	45,874
1-4 Family Residential Construction	-	-	91	91	17,482	17,573
Other Construction, Development and Land	260	-	60	320	69,818	70,138
Commercial Real Estate	720	311	413	1,444	187,728	189,172
Commercial Business	51	51	140	242	63,099	63,341
Consumer and Other	285	17	18	320	56,828	57,148

Total	$3,582	$543	$1,553	$5,678	$646,798	$652,476

The following table presents the aging of the amortized cost basis in loans at December 31, 2024:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

1-4 Family Residential Mortgage	$1,758	$205	$828	$2,791	$136,243	$139,034
Home Equity and Second Mortgage	269	202	148	619	67,136	67,755
Multifamily Residential	-	-	-	-	36,805	36,805
1-4 Family Residential Construction	-	-	90	90	15,155	15,245
Other Construction, Development and Land	98	25	59	182	75,629	75,811
Commercial Real Estate	252	1,027	413	1,692	183,014	184,706
Commercial Business	80	25	140	245	62,473	62,718
Consumer and Other	472	54	-	526	57,880	58,406

Total	$2,929	$1,538	$1,678	$6,145	$634,335	$640,480

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

During the three months ended March 31, 2025, there were no modifications to borrowers in financial distress.  During the three months ended March 31, 2024, the Company modified Commercial Business loans with an amortized cost basis of $2.0 million, or approximately 3% of the amortized cost of all Commercial Business loans, for which the borrowers were experiencing financial distress.  The modification for each loan was the granting of a three-month, interest only payment period with an additional three months added to the original term of the loans.  No principal was forgiven, no payments were delayed, and no interest rates were reduced for the modified loans.

The Company monitors the performance of modified loans and no modified loans were delinquent at March 31, 2025 or December 31, 2024.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three months ended March 31, 2025 and 2024.  There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of March 31, 2025 and December 31, 2024.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the analysis performed at March 31, 2025, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Mortgage
Pass	$6,519	$21,416	$31,069	$25,646	$22,711	$31,633	$-	$138,994
Special Mention	-	-	-	91	93	202	-	386
Substandard	-	-	-	-	-	489	-	489
Doubtful	-	-	31	39	151	852	-	1,073
	$6,519	$21,416	$31,100	$25,776	$22,955	$33,176	$-	$140,942

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity and Second Mortgage
Pass	$279	$1,848	$3,809	$3,310	$312	$372	$57,671	$67,601
Special Mention	-	-	-	-	28	-	19	47
Substandard	-	-	-	-	-	-	208	208
Doubtful	-	43	-	-	-	389	-	432
	$279	$1,891	$3,809	$3,310	$340	$761	$57,898	$68,288

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Multifamily Residential
Pass	$7	$959	$6,455	$18,186	$8,447	$11,820	$-	$45,874
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
	$7	$959	$6,455	$18,186	$8,447	$11,820	$-	$45,874

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

1-4 Family Residential Construction
Pass	$1,194	$13,513	$1,198	$665	$-	$912	$-	$17,482
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	91	-	-	91
	$1,194	$13,513	$1,198	$665	$91	$912	$-	$17,573

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
Other Construction, Development and Land
Pass	$4,164	$15,959	$23,257	$17,698	$1,621	$4,334	$-	$67,033
Special Mention	-	-	-	2,998	-	-	-	2,998
Substandard	-	-	-	-	-	47	-	47
Doubtful	-	-	-	-	-	60	-	60
	$4,164	$15,959	$23,257	$20,696	$1,621	$4,441	$-	$70,138

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$2,357	$21,733	$19,985	$47,307	$26,136	$61,015	$2,320	$180,853
Special Mention	203	-	509	1,924	-	1,793	-	4,429
Substandard	-	311	711	-	553	1,902	-	3,477
Doubtful	-	-	-	-	-	413	-	413
	$2,560	$22,044	$21,205	$49,231	$26,689	$65,123	$2,320	$189,172

Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Business
Pass	$4,716	$7,767	$9,913	$8,898	$8,391	$8,961	$12,020	$60,666
Special Mention	38	427	33	48	56	16	-	618
Substandard	-	-	-	-	51	-	-	51
Doubtful	-	-	107	1,866	-	33	-	2,006
	$4,754	$8,194	$10,053	$10,812	$8,498	$9,010	$12,020	$63,341

Current period gross write-offs	$-	$-	$-	$27	$-	$-	$-	$27

Consumer and Other
Pass	$5,934	$16,790	$14,758	$7,053	$2,872	$7,846	$1,803	$57,056
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	92	92
Doubtful	-	-	-	-	-	-	-	-
	$5,934	$16,790	$14,758	$7,053	$2,872	$7,846	$1,895	$57,148

Current period gross write-offs	$-	$35	$29	$18	$-	$1	$17	$100

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
Total Loans
Pass	$25,170	$99,985	$110,444	$128,763	$70,490	$126,893	$73,814	$635,559
Special Mention	241	427	542	5,061	177	2,011	19	8,478
Substandard	-	311	711	-	604	2,438	300	4,364
Doubtful	-	43	138	1,905	242	1,747	-	4,075
	$25,411	$100,766	$111,835	$135,729	$71,513	$133,089	$74,133	$652,476

Current period gross write-offs	$-	$35	$29	$45	$-	$1	$17	$127

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2024 is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In thousands)
1-4 Family Residential Mortgage
Pass	$22,095	$31,871	$26,756	$23,181	$5,824	$27,218	$-	$136,945
Special Mention	-	31	-	-	-	445	-	476
Substandard	-	-	-	-	-	427	-	427
Doubtful	-	-	41	154	73	918	-	1,186
	$22,095	$31,902	$26,797	$23,335	$5,897	$29,008	$-	$139,034

Home Equity and Second Mortgage
Pass	$2,014	$3,962	$3,617	$353	$182	$242	$56,590	$66,960
Special Mention	-	-	-	-	-	-	80	80
Substandard	-	-	-	-	-	-	147	147
Doubtful	-	-	-	-	-	568	-	568
	$2,014	$3,962	$3,617	$353	$182	$810	$56,817	$67,755

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both March 31, 2025 and December 31, 2024. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three months ended March 31, 2025 and 2024.

5.	Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company.  At March 31, 2025 and December 31, 2024, the balance of the Bank’s investment was $1.5 million and $1.6 million, respectively, and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment was $168,000 at both March 31, 2025 and December 31, 2024, and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2029.

The investment is accounted for using the proportional amortization method.  During the three month periods ended March 31, 2025 and 2024, the Bank recognized amortization expense of $84,000 and $72,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended March 31, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $103,000 and $102,000, respectively, which was included in income tax expense on the consolidated statements of income.

6.	Renewable Energy Tax Credit Investment

On March 26, 2025, April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by solar energy producing facilities through limited liability companies.  At March 31, 2025 and December 31, 2024, the balance of the Bank’s investments in the limited liability companies was $4.1 million and $401,000, respectively, and was reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the solar energy tax credit investments was $4.0 million and $276,000 at March 31, 2025 and December 31, 2024, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2025.

The investments are accounted for using the proportional amortization method.  During the three month periods ended March 31, 2025 and 2024, the Bank recognized amortization expense of $299,000 and $505,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended March 31, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $304,000 and $596,000, respectively, which was included in income tax expense on the consolidated statements of income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Borrowed Funds

At March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings.

On March 12, 2023, the FRB created the BTFP to make additional funding available to eligible depository institutions. The BTFP offered loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledged collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program did not include any fees or prepayment penalties.  In January 2024, the Company repaid all outstanding borrowings under the BTFP and advances from the FHLB and then borrowed $33.6 million under the BTFP at a fixed rate of 4.85% for a one-year period. Effective March 11, 2024, the BTFP ceased making new loans.  All BTFP advances were repaid in October and November 2024.

The Company also has access to the FRB Discount Window for Borrowings.  The Company has pledged certain U.S Treasuries and U.S. agency notes and bonds with a carrying value of $16.7 million to secure borrowings through the Discount Window, if needed. While the Company has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at March 31, 2025 or December 31, 2024.

FHLB advances are secured under a blanket collateral agreement. At March 31, 2025, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for future FHLB advances was $5.0 million and $54.7 million, respectively.  At March 31, 2025, the Company had a $31.7 million borrowing capacity limit with the FHLB based on pledged collateral.

On February 28, 2024, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement.  This agreement expired on February 28, 2025 and automatically renewed for an additional one-year term.  At March 31, 2025 and December 31, 2024, there no borrowings under the agreement.

During the three month period ended March 31, 2025, the Company did not utilize any FHLB advances.  During the three month period ended March 31, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the three month period ended March 31, 2024:

Three Months Ended
March 31,
(Dollars in thousands)	2024
FHLB variable-rate advances
Maximum balance at any month end	$-
Average balance	1,192
Period end balance	-

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.78%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$13,000
Average balance	2,220
Period end balance	-

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.63%

BTFP borrowings:
Maximum balance at any month end	$33,625
Average balance	31,908
Period end balance	33,625

Weighted average interest rate (annualized):
At end of period	4.85%
During the period	4.81%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024

Basic
Earnings:
Net income attributable to First Capital, Inc.	$3,235	$2,952

Shares:
Weighted average common shares outstanding	3,346,850	3,345,060

Net income attributable to First Capital, Inc. per common share, basic	$0.97	$0.88

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$3,235	$2,952

Shares:
Weighted average common shares outstanding	3,346,850	3,345,060
Add: Dilutive effect of restricted stock	1,448	-

Weighted average common shares outstanding, as adjusted	3,348,298	3,345,060

Net income attributable to First Capital, Inc. per common share, diluted	$0.97	$0.88

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  No restricted shares were excluded from the calculation of diluted net income per share for the three month period ending March 31, 2025.  Restricted shares totaling 8,750 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three month period ending March 31, 2024.

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

On May 22, 2019, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan” and together with the 2009 Plan, the “Plans”).  The 2019 Plan provides for the award of stock options, restricted stock, performance shares and stock appreciation rights.  The aggregate number of shares of the Company’s common stock available for issuance under the 2019 Plan may not exceed 176,150 shares.  If an award under the 2009 Plan is canceled, terminates, expires, is forfeited or lapses for any reason, any issued shares subject to the award shall not be available for issuance pursuant to awards subsequently granted under the 2019 Plan.  Further, no additional participants, as that term is defined in the 2009 Plan, are eligible for grants of awards under the 2009 Plan.  The Company generally issues new shares under the 2019 Plan from its authorized but unissued shares.

At March 31, 2025, 155,750 shares of the Company’s common stock were available for issuance under the 2019 Plan.  The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years.  In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant.  An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date.  Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock.  Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan.  The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

As of March 31, 2025, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period).  The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited.  Compensation expense related to restricted stock recognized for the three month periods ended March 31, 2025 and 2024 amounted to $38,000 and $78,000, respectively.  The total income tax expense related to stock-based compensation was $9,000 and $18,000, for the three month periods ended March 31, 2025 and 2024, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

A summary of the Company’s nonvested restricted shares under the 2019 Plan as of March 31, 2025 and changes during the three month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	4,800	$43.40
Granted	3,900	37.90
Vested	-	-
Forfeited	-	-

Nonvested at end of period	8,700	$40.93

There were no restricted shares that vested during the three month periods ending March 31, 2025 or 2024.  At March 31, 2025, there was $244,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.3 years.

10.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended,
	March 31,
(In thousands)	2025	2024

Cash payments for:
Interest	$3,928	$3,047
Income taxes (net of refunds received)	-	-

Noncash investing activities:
Security purchased but trade not settled	1,002	-
Agreement to invest in renewable energy tax credit facility	3,709	2,000

11.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2025.  The Company had no liabilities measured at fair value as of March 31, 2025.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2025
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$-	$71,201	$-	$71,201
Agency CMO	-	64,516	-	64,516
Agency notes and bonds	-	108,015	-	108,015
Treasury notes and bonds	16,693	-	-	16,693
Municipal obligations	-	131,293	-	131,293
Total securities available for sale	$16,693	$375,025	$-	$391,718

Equity securities	$905	$-	$-	905

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$-	$-	$633	$633
1-4 Family Residential Construction	-	-	36	36
Total collateral dependent loans	$-	$-	$669	$669

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2024.  The Company had no liabilities measured at fair value as of December 31, 2024.

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

Fair value is based upon quoted market prices, where available.  If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

Securities Available for Sale and Equity Securities:  Securities classified as available for sale and equity securities are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. For securities where quoted market prices, market prices of similar securities or prices from an independent third-party pricing service are not available, fair values are calculated using discounted cash flows or other market indicators and are classified within Level 3 of the fair value hierarchy. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect. Changes in fair value of equity securities are recorded in noninterest income on the consolidated statements of income.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At March 31, 2025 and December 31, 2024, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

Collateral Dependent Loans:  Collateral dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. In accordance with accounting standards, only collateral dependent loans for which a specific ACL has been established require classification in the fair value hierarchy. The fair value of collateral dependent loans is classified as Level 3 in the fair value hierarchy.

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

At March 31, 2025, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 20%, with a weighted average discount of 10.7%. The Company recognized provisions for credit losses on collateral dependent loans of $1,000 for the three months ended March 31, 2025.  The Company recognized an $11,000 reduction in provisions for credit losses on collateral dependent impaired loans for the three months ended March 31, 2024.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2025 and 2024.  There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2025 and 2024.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2025:
Financial assets:
Cash and cash equivalents	$116,623	$116,623	$116,623	$-	$-
Interest-bearing time deposits	2,695	2,729	-	2,729	-
Securities available for sale	391,718	391,718	16,693	375,025	-
Securities held to maturity	7,000	4,591	-	4,591	-
Loans held for sale	341	345	-	345	-
Loans, net	642,941	631,143	-	-	631,143
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,558	4,558	-	4,558	-
Equity securities (included in other assets)	905	905	905	-	-

Financial liabilities:
Deposits	1,083,921	1,083,306	875,286	-	208,020
Accrued interest payable	1,759	1,759	-	1,759	-

December 31, 2024:
Financial assets:
Cash and cash equivalents	$105,917	$105,917	$105,917	$-	$-
Interest-bearing time deposits	2,695	2,725	-	2,725	-
Securities available for sale	389,243	389,243	21,549	367,694	-
Securities held to maturity	7,000	4,591	-	4,591	-
Loans held for sale	472	477	-	477	-
Loans, net	631,199	628,057	-	-	628,057
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,575	4,575	-	4,575	-
Equity securities (included in other assets)	886	886	886	-	-

Financial liabilities:
Deposits	1,066,439	1,065,687	866,559	-	199,128
Accrued interest payable	1,922	1,922	-	1,922	-

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at March 31, 2025 and December 31, 2024 represent an approximation of exit price, but an actual exit price may differ.

12.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024

In Scope for ASC 606
Service charges on deposit accounts	$593	$593
ATM and debit card fees	1,036	1,060
Other	48	48
Revenue from contracts with customers	1,677	1,701

Out of Scope for ASC 606
Net gains on loans and investments	52	65
Increase in cash value of life insurance	72	48
Other	47	85
Other noninterest income	171	198

Total noninterest income	$1,848	$1,899

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

Other Income:  Other income from contracts with customers includes safe deposit box fees, investment advisory income and ACH origination fees.  This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

13.	Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated CODM, based upon information provided about the Company’s products and services offered, primarily banking operations.  The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar.  The CODM will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources.  The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets.  The CODM uses consolidated net income to benchmark the Company against its competitors.  The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation.  Loans, investments, and deposits provide the revenues in the banking operation.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation.  All operations are domestic.   Accounting policies for segments have not changed from those described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  Segment performance is evaluated using consolidated net income as reported in the consolidated statements of income presented.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements.  Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines.  Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 under “Item 1A.  Risk Factors.”  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there was no significant change in the Company’s critical account policies or the application of critical accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2024.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets increased $27.0 million from $1.19 billion at December 31, 2024 to $1.21 billion at March 31, 2025.

Net loans receivable (excluding loans held for sale) increased $11.7 million from $631.2 million at December 31, 2024 to $642.9 million at March 31, 2025.  Multifamily residential, commercial real estate, 1-4 family residential construction, and 1-4 family residential mortgage loan increases of $9.1 million, $4.5 million, $2.3 million, and $1.9 million, respectively, were partially offset by decreases of $5.7 million and $1.3 million in other construction, development and land and consumer and other loans, respectively, during the three months ended March 31, 2025.

Cash and cash equivalents increased from $105.9 million at December 31, 2024 to $116.6 million at March 31, 2025 primarily due to net deposit inflows at the Bank.

Securities available for sale increased $2.5 million from $389.2 million at December 31, 2024 to $391.7 million at March 31, 2025.  Purchases of $30.8 million of securities classified as available for sale were made during the three months ended March 31, 2025 and consisted primarily of U.S. government agency CMOs and mortgage-backed securities and municipal bonds.  Principal payments and maturities of available for sale securities totaled $6.6 million and $15.4 million, respectively, during the three months ended March 31, 2025.  Securities classified as available for sale totaling $11.2 million were sold during the three months ended March 31, 2025 and consisted primarily of municipal and U.S. government agency notes and bonds.  In addition, there was an unrealized gain of $4.1 million on the securities available for sale portfolio during the three month period ended March 31, 2025 due primarily to decreasing market interest rates.

Total deposits increased $17.5 million from $1.07 billion at December 31, 2024 to $1.08 billion at March 31, 2025.  Savings accounts, non-interest-bearing checking accounts and time deposits increased $5.4 million, $5.8 million and $8.8 million, respectively, during the three months ended March 31, 2025, while interest bearing deposits decreased $2.5 million during the period.  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers' own liquidity needs and may also be influenced by recent developments in the financial services industry. Significant competition for deposits remains and the deposit growth during the quarter ended March 31, 2025 was accompanied by increased costs to attract those deposits.

The Company had no outstanding borrowings at March 31, 2025 or December 31, 2024.

Total stockholders' equity attributable to the Company increased from $114.6 million at December 31, 2024 to $120.1 million at March 31, 2025, due to a $2.3 million increase in retained net income as well as a $3.2 million net unrealized gain on available for sale securities.  The net unrealized gain on available for sale securities during the period is primarily due to decreased market interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Results of Operations for the Three Month Periods Ended March 31, 2025 and 2024

Net income.  Net income attributable to the Company was $3.2 million ($0.97 per diluted share) for the three months ended March 31, 2025 compared to $3.0 million ($0.88 per diluted share) for the three months ended March 31, 2024.

Net interest income.  Net interest income after provision for credit losses increased $923,000 for the three months ended March 31, 2025 as compared to the same period in 2024.

Total interest income increased $1.5 million when comparing the two periods due to an increase in the average tax-equivalent yield on interest-earning assets from 4.29% for the quarter ended March 31, 2024 to 4.63% for the same period in 2025, in addition to an increase in the average balance of interest-earning assets from $1.12 billion for the quarter ended March 31, 2024 to $1.17 billion for the same period in 2025.

Total interest expense increased $528,000 as the average cost of interest-bearing liabilities increased from 1.55% for the quarter ended March 31, 2024 to 1.71% for the same period in 2025, in addition to an increase in the average balance of interest-bearing liabilities from $833.7 million for the quarter ended March 31, 2024 to $881.6 million for the same period in 2025.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax equivalent net interest margin increased from 3.14% for the quarter ended March 31, 2024 to 3.34% for the same period in 2025.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $280,000 for the quarter ended March 31, 2024 to $338,000 for the quarter ended March 31, 2025. The increase was due to loan growth during the period as well as management’s consideration of macroeconomic uncertainty. The Bank recognized net charge-offs of $84,000 and $55,000 for the quarters ended March 31, 2025 and 2024, respectively.

Noninterest income.  Noninterest income decreased $51,000 for the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024 primarily due to the Company recognizing a $55,000 loss on sale of available for sale securities for the quarter ended March 31, 2025 compared to a $32,000 gain on sale of available for sale securities for the quarter ended March 31, 2024.  The Company also recognized decreases of $38,000 and $24,000 in other income and ATM and debit card fees, respectively, when comparing the two periods. These were partially offset by the Company recognizing an $18,000 gain on equity securities during the quarter ended March 31, 2025 compared to a loss of $68,000 during the same period in 2024.

Noninterest expense.  Noninterest expenses increased $424,000 for the quarter ended March 31, 2025 as compared to the same period in 2024. This was primarily due to increases in compensation and benefits and occupancy and equipment expenses of $259,000 and $160,000, respectively, when comparing the two periods. The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits. The increase in occupancy and equipment expenses is primarily due to costs associated with snow removal across the Company’s branch network given the historic storms in our communities as well as a loss on the disposal of premises and equipment.

Income tax expense.  Income tax expense increased $165,000 for the quarter ended March 31, 2025 as compared to the same period in 2024 resulting in an effective tax rate of 17.2% for the quarter ended March 31, 2025, compared to 14.6% for the same period in 2024.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB.  While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition.  At March 31, 2025, the Bank had cash and cash equivalents of $116.6 million and securities available-for-sale with a fair value of $391.7 million.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, FRB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders.  The Board of Directors of the Company also has authorized the repurchase of shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years.  On a stand-alone basis, the Company had liquid assets of $2.8 million at March 31, 2025.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework.  The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets.  A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022.  A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualified community bank, the Bank had opted into the CBLR framework as of March 31, 2025 and December 31, 2024 and its CBLR was 10.61% and 10.57% as of those dates, respectively.  Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2025.  At both March 31, 2025 and December 31, 2024, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.  A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  See Note 4 of this quarterly report for additional information regarding the ACL for these off-balance sheet arrangements.

For the three months ended March 31, 2025, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2025 and December 31, 2024 financial information:

	At March 31, 2025		At December 31, 2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change
	(Dollars in thousands)
300bp	$2,076	5.38%	$1,314	3.56%
200bp	1,495	3.87	1,154	3.13
100bp	792	2.05	656	1.78
Static	-	-	-	-
(100)bp	(1,050)	(2.72)	(897)	(2.43)
(200)bp	(1,931)	(5.00)	(1,681)	(4.55)
(300)bp	(2,907)	(7.52)	(2,490)	(6.74)

At March 31, 2025 and December 31, 2024, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At March 31, 2025 and December 31, 2024, the Company’s simulated exposure to a decrease in interest rates shows that an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the quarter ended March 31, 2025, management evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

FIRST CAPITAL, INC.

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2025 and December 31, 2024 financial information:

	At March 31, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$200,535	$4,719	2.41%	18.62%	180bp
200bp	201,085	5,269	2.69	18.19	137bp
100bp	199,332	3,516	1.80	17.58	76bp
Static	195,816	-	-	16.82	0bp
(100)bp	185,581	(10,235)	(5.23)	15.58	(124)bp
(200)bp	174,587	(21,229)	(10.84)	14.29	(253)bp
(300)bp	165,484	(30,332)	(15.49)	13.14	(368)bp

	At December 31, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change
	(Dollars in thousands)

300bp	$257,887	$10,236	4.13%	23.76%	261bp
200bp	257,819	10,168	4.11	23.17	202bp
100bp	254,035	6,384	2.58	22.26	111bp
Static	247,651	-	-	21.15	0bp
(100)bp	230,424	(17,227)	(6.96)	19.24	(192)bp
(200)bp	212,461	(35,190)	(14.21)	17.26	(389)bp
(300)bp	190,313	(57,338)	(23.15)	15.02	(613)bp

The tables indicate that at March 31, 2025 and December 31, 2024 the Company would expect an increase in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point increase in prevailing interest rates. At March 31, 2025 and December 31, 2024, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the quarter ended March 31, 2025, the Company evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

  There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

  Recent changes in international trade regulation or foreign trade policy, including tariffs, could lead to higher than anticipated inflation and supply chain disruption, which may impact consumer and commercial borrower performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2025	-	N/A	-	113,721

February 1 through February 28, 2025	-	N/A	-	113,721

March 1 through March 31, 2025	250	$37.90	250	113,471

Total	250	$37.90	250

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 14, 2025	BY:	/s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated May 14, 2025	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer