Form 10-Q
period 2025-06-30
FIRST CAPITAL INC
filed 2025-08-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,355,118 shares of common stock were outstanding as of July 20, 2025.

FIRST CAPITAL, INC.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

	(In thousands)
ASSETS
Cash and due from banks	$26,253	$18,418
Interest bearing deposits with banks	108,342	87,499
Total cash and cash equivalents	134,595	105,917

Interest-bearing time deposits	2,205	2,695
Securities available for sale, at fair value (amortized cost $420,705 and $418,935, respectively)	395,589	389,243
Securities held to maturity, at amortized cost (fair value $5,243 and $4,591, respectively)	7,000	7,000
Loans held for sale	1,593	472
Loans, net of allowance for credit losses of $9,728 ($9,281 in 2024)	649,174	631,199
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,123	14,179
Accrued interest receivable	4,642	4,575
Cash value of life insurance	8,892	9,329
Goodwill	6,472	6,472
Core deposit intangible	12	86
Other assets	16,554	14,520

Total Assets	$1,242,687	$1,187,523

LIABILITIES
Deposits:
Noninterest-bearing	$208,595	$197,993
Interest-bearing	902,032	868,446
Total deposits	1,110,627	1,066,439

Accrued interest payable	2,211	1,922
Accrued expenses and other liabilities	6,544	4,451
Total liabilities	1,119,382	1,072,812

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,810,883 shares (3,806,983 in 2024); outstanding 3,355,353 (3,351,703 in 2024)	38	38
Additional paid-in capital	41,823	41,676
Retained earnings-substantially restricted	110,354	105,290
Unearned stock compensation	(205)	(135)
Accumulated other comprehensive loss	(19,521)	(22,990)
Less treasury stock, at cost - 455,530 shares (455,280 in 2024)	(9,289)	(9,280)
Total First Capital, Inc. stockholders' equity	123,200	114,599

Noncontrolling interest in subsidiary	105	112
Total equity	123,305	114,711

Total Liabilities and Equity	$1,242,687	$1,187,523

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$10,254	$9,472	$20,028	$18,710
Securities:
Taxable	1,979	1,757	3,813	3,386
Tax-exempt	665	636	1,314	1,340
Dividends	25	24	51	36
Interest bearing deposits with banks	1,117	329	2,180	583
Total interest income	14,040	12,218	27,386	24,055
INTEREST EXPENSE
Deposits	3,628	3,103	7,393	5,909
Advances - FHLB	—	51	—	99
Borrowed funds - Bank Term Funding Program ("BTFP")	—	407	—	790
Total interest expense	3,628	3,561	7,393	6,798
Net interest income	10,412	8,657	19,993	17,257
Provision for credit losses	306	360	644	640
Net interest income after provision for credit losses	10,106	8,297	19,349	16,617
NONINTEREST INCOME
Service charges on deposit accounts	588	564	1,181	1,157
ATM and debit card fees	1,147	1,150	2,183	2,210
(Loss) gain on sale of securities	—	—	(55)	32
Unrealized loss on equity securities	(41)	(6)	(23)	(74)
Gain on sale of loans	152	169	241	270
Increase in cash surrender value of life insurance	49	66	121	114
Other income	123	80	218	213
Total noninterest income	2,018	2,023	3,866	3,922
NONINTEREST EXPENSE
Compensation and benefits	4,270	3,962	8,372	7,805
Occupancy and equipment	549	480	1,172	943
Data processing	1,156	1,115	2,264	2,191
Professional fees	327	303	613	562
Advertising	120	79	194	167
Other expenses	1,072	1,061	2,060	2,089
Total noninterest expense	7,494	7,000	14,675	13,757
Income before income taxes	4,630	3,320	8,540	6,782
Income tax expense	852	488	1,524	995
Net Income	3,778	2,832	7,016	5,787
Less: net income attributable to noncontrolling interest in subsidiary	3	4	6	7
Net Income Attributable to First Capital, Inc.	$3,775	$2,828	$7,010	$5,780

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.13	$0.85	$2.09	$1.73
Diluted	$1.13	$0.85	$2.09	$1.73

Dividends per share	$0.29	$0.27	$0.58	$0.54

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Net Income	$3,778	$2,832	$7,016	$5,787

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	416	163	4,521	(1,878)
Income tax (expense) benefit	(138)	(96)	(1,095)	337
Net of tax amount	278	67	3,426	(1,541)

Less: reclassification adjustment for realized losses (gains) included in net income	—	—	55	(32)
Income tax (expense) benefit	—	—	(12)	7
Net of tax amount	—	—	43	(25)

Other Comprehensive Income (Loss), net of tax	278	67	3,469	(1,566)

Comprehensive Income	4,056	2,899	10,485	4,221
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	4	6	7

Comprehensive Income Attributable to First Capital, Inc.	$4,053	$2,895	$10,479	$4,214

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at April 1, 2025	$38	$41,823	$107,551	$(19,799)	$(244)	$(9,289)	$115	$120,195
Net income	—	—	3,775	—	—	—	3	3,778
Other comprehensive income	—	—	—	278	—	—	—	278
Cash dividends	—	—	(972)	—	—	—	(13)	(985)
Stock compensation expense	—	—	—	—	39	—	—	39

Balances at June 30, 2025	$38	$41,823	$110,354	$(19,521)	$(205)	$(9,289)	$105	$123,305

Balances at April 1, 2024	$38	$41,676	$99,152	$(25,666)	$(259)	$(9,216)	$115	$105,840
Net income	—	—	2,828	—	—	—	4	2,832
Other comprehensive income	—	—	—	67	—	—	—	67
Cash dividends	—	—	(905)	—	—	—	(14)	(919)
Stock compensation expense	—	—	—	—	55	—	—	55
Purchase of treasury shares	—	—	—	—	—	(13)	—	(13)

Balances at June 30, 2024	$38	$41,676	$101,075	$(25,599)	$(204)	$(9,229)	$105	$107,862

Balances at January 1, 2025	$38	$41,676	$105,290	$(22,990)	$(135)	$(9,280)	$112	$114,711
Net income	—	—	7,010	—	—	—	6	7,016
Other comprehensive income	—	—	—	3,469	—	—	—	3,469
Cash dividends	—	—	(1,946)	—	—	—	(13)	(1,959)
Stock compensation expense	—	—	—	—	77	—	—	77
Purchase of treasury shares	—	—	—	—	—	(9)	—	(9)
Restricted stock grants	—	147	—	—	(147)	—	—	—

Balances at June 30, 2025	$38	$41,823	$110,354	$(19,521)	$(205)	$(9,289)	$105	$123,305

Balances at January 1, 2024	$38	$41,588	$97,105	$(24,033)	$(249)	$(9,216)	$112	$105,345
Net income	—	—	5,780	—	—	—	7	5,787
Other comprehensive loss	—	—	—	(1,566)	—	—	—	(1,566)
Cash dividends	—	—	(1,810)	—	—	—	(14)	(1,824)
Stock compensation expense	—	—	—	—	133	—	—	133
Purchase of treasury shares	—	—	—	—	—	(13)	—	(13)
Restricted stock grants	—	88	—	—	(88)	—	—	—

Balances at June 30, 2024	$38	$41,676	$101,075	$(25,599)	$(204)	$(9,229)	$105	$107,862

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$7,016	$5,787
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	410	580
Depreciation and amortization expense	561	535
Deferred income taxes	7	(293)
Stock compensation expense	77	133
Increase in cash value of life insurance	(121)	(114)
Gain on life insurance	(46)	—
Loss (gain) on sale of securities	55	(32)
Provision for credit losses	644	640
Proceeds from sales of loans	11,765	15,088
Loans originated for sale	(12,645)	(16,192)
Gain on sale of loans	(241)	(270)
Amortization of tax credit investment	1,343	986
Unrealized loss on equity securities	23	74
Loss on disposal of premises and equipment	58	—
Decrease (increase) in accrued interest receivable	(67)	213
Increase in accrued interest payable	289	1,143
Net change in other assets/liabilities	(1,017)	2,423
Net Cash Provided By Operating Activities	8,111	10,701

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	490	980
Purchase of securities available for sale	(54,519)	(35,358)
Proceeds from maturities of securities available for sale	25,705	22,480
Proceeds from sales of securities available for sale	11,192	19,189
Principal collected on mortgage-backed obligations	15,386	11,202
Net increase in loans receivable	(18,619)	(16,255)
Investment in tax credit entities	(1,344)	—
Investment in technology fund	(60)	(50)
Proceeds from settlement of bank-owned life insurance policies	605	—
Purchase of premises and equipment	(489)	(311)
Net Cash (Used In) Provided By Investing Activities	(21,653)	1,877

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	44,188	(10,965)
Advances from FHLB and BTFP	—	167,750
Repayment of advances from the FHLB and BTFP	—	(155,625)
Purchase of treasury stock	(9)	(13)
Dividends paid	(1,959)	(1,824)
Net Cash Provided By (Used In) Provided By Financing Activities	42,220	(677)

Net Increase in Cash and Cash Equivalents	28,678	11,901
Cash and cash equivalents at beginning of period	105,917	38,670
Cash and Cash Equivalents at End of Period	$134,595	$50,571

See accompanying notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Presentation of Interim Information

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2025, and the results of operations for the three and six months ended June 30, 2025 and 2024 and the cash flows for the six months ended June 30, 2025 and 2024. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

2.Recent Accounting Pronouncements

Recently Issued but Not Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, the ASU requires that public business entities on an annual basis (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than five percent of total income taxes paid (net of refunds received). For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of the ASU is not expected to have a material impact on the Company’s financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2025
Securities available for sale:
Agency mortgage-backed securities	$75,848	$28	$6,351	$69,525
Agency CMO	71,999	445	240	72,204
Agency notes and bonds	109,830	17	2,833	107,014
Treasury notes and bonds	8,858	—	74	8,784
Municipal obligations	154,170	253	16,361	138,062

Total securities available for sale	$420,705	$743	$25,859	$395,589

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,757	$5,243

Total securities held to maturity	$7,000	$—	$1,757	$5,243

December 31, 2024
Securities available for sale:
Agency mortgage-backed securities	$76,295	$—	$8,354	$67,941
Agency CMO	47,821	197	500	47,518
Agency notes and bonds	122,834	6	4,760	118,080
Treasury notes and bonds	21,803	—	254	21,549
Municipal obligations	150,182	171	16,198	134,155

Total securities available for sale	$418,935	$374	$30,066	$389,243

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$2,409	$4,591

Total securities held to maturity	$7,000	$—	$2,409	$4,591

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of June 30, 2025, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$74,873	$73,633	$—	$—
Due after one year through five years	61,702	58,984	—	—
Due after five years through ten years	71,200	63,472	2,000	1,580
Due after ten years	65,083	57,771	5,000	3,663
	272,858	253,860	7,000	5,243
Mortgage-backed securities and CMO	147,847	141,729	—	—
	$420,705	$395,589	$7,000	$5,243

Information pertaining to investment securities with gross unrealized losses at June 30, 2025, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
June 30, 2025:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	5	$5,750	$36
Agency CMO	7	11,319	82
Agency notes and bonds	2	1,994	7
Municipal obligations	36	19,157	593
Total less than twelve months	50	38,220	718

Continuous loss position more than twelve months:
Agency mortgage-backed securities	93	55,935	6,315
Agency CMO	20	4,718	158
Agency notes and bonds	40	103,124	2,826
Treasury notes and bonds	5	8,784	74
Municipal obligations	184	96,139	15,768
Total more than twelve months	342	268,700	25,141

Total securities available for sale	392	$306,920	$25,859

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$5,243	$1,757
Total more than twelve months	4	5,243	1,757
Total securities held to maturity	4	$5,243	$1,757

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Information pertaining to investment securities with gross unrealized losses at December 31, 2024, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
December 31, 2024:
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	7	$8,008	$93
Agency CMO	11	19,211	215
Agency notes and bonds	7	4,830	57
Municipal obligations	39	18,880	334
Total less than twelve months	64	50,929	699

Continuous loss position more than twelve months:
Agency mortgage-backed securities	93	59,933	8,261
Agency CMO	22	7,271	285
Agency notes and bonds	45	112,046	4,703
Treasury notes and bonds	8	21,549	254
Municipal obligations	196	103,201	15,864
Total more than twelve months	364	304,000	29,367

Total securities available for sale	428	$354,929	$30,066

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	4	$4,591	$2,409
Total less than twelve months	4	4,591	2,409

Total securities held to maturity	4	$4,591	$2,409

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At June 30, 2025, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

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

At June 30, 2025, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 7.8% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. At June 30, 2025, the corporate notes classified as held to maturity in a loss position had depreciated approximately 25.1% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

As of June 30, 2025 and December 31, 2024, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at June 30, 2025, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

There were no sales of available for sale securities during the three months ended June 30, 2025 or 2024.  During the six months ended June 30, 2025, the Company recognized gross gains of $31,000 and gross losses of $86,000 on sales of available for sale securities.  During the six months ended June 30, 2024, the Company recognized gross gains of $133,000 and gross losses of $101,000 on sales of available for sale securities.

At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Accrued interest receivable on available for sale debt securities totaled $2.2 million and $2.1 million at June 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both June 30, 2025 and December 31, 2024, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another BHC, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended June 30, 2025 and 2024, the Company recognized unrealized losses of $41,000 and $6,000, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized unrealized losses of $23,000 and $74,000, respectively. At June 30, 2025 and December 31, 2024, the equity investment had a fair value of $864,000 and $887,000, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership and the Company entered into an agreement to participate in a second, related fund in June 2025. At both June 30, 2025 and December 31, 2024, the Company’s investment in the limited partnerships was $965,000 and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investments at June 30, 2025 and December 31, 2024 was $320,000 and $380,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investments are accounted for as equity securities without a readily determinable fair value, and have been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the three and six months ended June 30, 2025 or 2024.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.Loans and Allowance for Credit Losses

Loans at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
(In thousands)	2025	2024

1-4 Family Residential Mortgage	$144,621	$138,936
Home Equity and Second Mortgage	68,613	66,549
Multifamily Residential	46,348	36,822
1-4 Family Residential Construction	19,297	15,245
Other Construction, Development and Land	69,271	75,840
Commercial Real Estate	188,690	184,851
Commercial Business	64,230	62,727
Consumer and Other	56,708	58,406
Principal loan balance	657,778	639,376

Deferred loan origination fees and costs, net	1,124	1,104
Allowance for credit losses	(9,728)	(9,281)

Loans, net	$649,174	$631,199

The Allowance for Credit Losses (“ACL”) on loans is measured on a collective (pooled) basis when similar risk characteristics exist. The Company’s pools/segments are largely determined based on loan types as defined by Call Report instructions. The Company has identified and utilizes the following portfolio segments:

1–4 Family Residential Mortgage – 1–4 Family Residential Mortgage loans are primarily secured by 1–4 family residences that are owner-occupied and serve as the primary residence of the borrower. In addition, the Company typically has a senior (1st lien) position securing the collateral of loans in this portfolio. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values.

Home Equity and Second Mortgage – Home Equity and Second Mortgage loans and lines of credit are primarily secured by 1–4 family residences that are owner-occupied and serve as the primary residence of the borrower. However, the Company typically has a junior lien position securing the collateral of loans in this portfolio. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values. While secured by collateral similar to that of the 1–4 Family Residential Mortgage loans, loans within this segment are considered to carry elevated risk due to the Company’s junior lien position on the underlying collateral property.

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

1–4 Family Residential Construction – 1–4 Family Residential Construction loans are generally secured by 1–4 family residences that will be owner-occupied upon completion. Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by unemployment levels in the market area due to economic conditions. Repayment may also be impacted by changes in residential property values.

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

Commercial Real Estate – Commercial Real Estate loans are comprised of loans secured by various types of collateral including warehouses, retail space, and mixed-use buildings, among others, located in the Company’s primary lending area. Risks related to commercial real estate lending are associated with the market value of the property taken as collateral, the underlying cash flows, and general economic conditions of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates. The Company generally obtains loan guarantees from financially capable parties for Commercial Real Estate loans. To a lesser degree, this segment also includes loans secured by farmland. The risks associated with loans secured by farmland are related to the market value of the property taken as collateral and the underlying cash flows from farming operations and general economic conditions.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at June 30, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$144,621	$68,613	$46,348	$19,297	$69,271	$188,690	$64,230	$56,708	$657,778

Net deferred loan origination fees and costs	88	1,222	(16)	—	(30)	(138)	(2)	—	1,124

Amortized cost basis in loans	$144,709	$69,835	$46,332	$19,297	$69,241	$188,552	$64,228	$56,708	$658,902

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$138,936	$66,549	$36,822	$15,245	$75,840	$184,851	$62,727	$58,406	$639,376

Net deferred loan origination fees and costs	98	1,206	(17)	—	(29)	(145)	(9)	—	1,104

Amortized cost basis in loans	$139,034	$67,755	$36,805	$15,245	$75,811	$184,706	$62,718	$58,406	$640,480

An analysis of the changes in the ACL on loans for the three months ended June 30, 2025 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,438	$567	$431	$223	$1,179	$2,328	$2,337	$1,032	$9,535
Provision for credit losses	69	201	32	24	(484)	704	(122)	(118)	306
Charge-offs	—	—	—	—	—	—	(56)	(111)	(167)
Recoveries	4	—	—	—	—	—	21	29	54

Ending balance	$1,511	$768	$463	$247	$695	$3,032	$2,180	$832	$9,728

An analysis of the changes in the ACL on loans for the three months ended June 30, 2024 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,338	$444	$423	$192	$811	$2,754	$1,302	$966	$8,230
Provision for credit losses	(46)	114	(81)	(13)	(8)	(407)	617	184	360
Charge-offs	(3)	—	—	—	—	—	—	(82)	(85)
Recoveries	13	1	—	—	—	—	1	40	55

Ending balance	$1,302	$559	$342	$179	$803	$2,347	$1,920	$1,108	$8,560

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the six months ended June 30, 2025 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281
Provision for credit losses	(88)	290	(82)	63	107	573	(183)	(36)	644
Charge-offs	—	—	—	—	—	—	(83)	(211)	(294)
Recoveries	7	—	—	—	—	—	22	68	97

Ending balance	$1,511	$768	$463	$247	$695	$3,032	$2,180	$832	$9,728

An analysis of the changes in the ACL on loans for the six months ended June 30, 2024 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005
Provision for credit losses	(198)	149	10	(29)	(1)	227	488	(6)	640
Charge-offs	(4)	—	—	—	—	—	—	(181)	(185)
Recoveries	14	4	—	—	—	1	1	80	100

Ending balance	$1,302	$559	$342	$179	$803	$2,347	$1,920	$1,108	$8,560

Accrued interest on loans of $2.4 million at June 30, 2025 and December 31, 2024 is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of June 30, 2025:

	June 30, 2025
	Real				ACL
	Estate	Equipment	Other	Total	Allocation

	(In thousands)

1-4 Family Residential Mortgage	$1,539	$—	$—	$1,539	$—
Home Equity and Second Mortgage	627	—	—	627	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	92	—	—	92	55
Other Construction, Development and Land	109	—	—	109	—
Commercial Real Estate	3,465	—	—	3,465	—
Commercial Business	—	1,806	142	1,948	1,233
Consumer and Other	—	—	—	—	—
	$5,832	$1,806	$142	$7,780	$1,288

The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of December 31, 2024:

	December 31, 2024
	Real				ACL
	Estate	Equipment	Other	Total	Allocation

	(In thousands)

1-4 Family Residential Mortgage	$1,613	$—	$—	$1,613	$—
Home Equity and Second Mortgage	714	—	—	714	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	90	—	—	90	54
Other Construction, Development and Land	106	—	—	106	—
Commercial Real Estate	3,912	—	—	3,912	—
Commercial Business	—	1,926	155	2,081	1,233
Consumer and Other	—	—	—	—	—
	$6,435	$1,926	$155	$8,516	$1,287

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of June 30, 2025:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,060	$—	$1,060	$—	$1,060
Home Equity and Second Mortgage	420	—	420	—	420
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	92	92	—	92
Other Construction, Development and Land	62	—	62	—	62
Commercial Real Estate	413	—	413	—	413
Commercial Business	99	1,846	1,945	—	1,945
Consumer and Other	—	—	—	—	—

Total	$2,054	$1,938	$3,992	$—	$3,992

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of December 31, 2024:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,186	$—	$1,186	$—	$1,186
Home Equity and Second Mortgage	568	—	568	—	568
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	90	90	—	90
Other Construction, Development and Land	59	—	59	—	59
Commercial Real Estate	413	—	413	—	413
Commercial Business	99	1,967	2,066	—	2,066
Consumer and Other	—	—	—	—	—

Total	$2,325	$2,057	$4,382	$—	$4,382

No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2025 and 2024.

The following table presents the aging of the amortized cost basis in loans at June 30, 2025:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,685	$201	$668	$2,554	$142,155	$144,709
Home Equity and Second Mortgage	345	89	105	539	69,296	69,835
Multifamily Residential	—	—	—	—	46,332	46,332
1-4 Family Residential Construction	—	—	92	92	19,205	19,297
Other Construction, Development and Land	49	—	62	111	69,130	69,241
Commercial Real Estate	311	706	413	1,430	187,122	188,552
Commercial Business	—	—	140	140	64,088	64,228
Consumer and Other	289	23	—	312	56,396	56,708

Total	$2,679	$1,019	$1,480	$5,178	$653,724	$658,902

The following table presents the aging of the amortized cost basis in loans at December 31, 2024:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,758	$205	$828	$2,791	$136,243	$139,034
Home Equity and Second Mortgage	269	202	148	619	67,136	67,755
Multifamily Residential	—	—	—	—	36,805	36,805
1-4 Family Residential Construction	—	—	90	90	15,155	15,245
Other Construction, Development and Land	98	25	59	182	75,629	75,811
Commercial Real Estate	252	1,027	413	1,692	183,014	184,706
Commercial Business	80	25	140	245	62,473	62,718
Consumer and Other	472	54	—	526	57,880	58,406

Total	$2,929	$1,538	$1,678	$6,145	$634,335	$640,480

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

During the three and six month periods ended June 30, 2025, there were no modifications to borrowers in financial distress. During the three and six month periods ended June 30, 2024, the Company modified Commercial Business loans with an amortized cost basis of $2.0 million, or approximately 3% of the amortized cost of all Commercial Business loans, for which the borrowers were experiencing financial distress.  The same Commercial Business loans were modified in both periods.  The modifications for each loan were the granting of three-month, interest only payment periods with the additional three months added to the original term of the loans. No principal was forgiven, no payments were delayed, and no interest rates were reduced for the modified loans.  For the six months ended June 30, 2024, the relationship was modified to allow for six months of interest only payments with maturity of the original loans being extended by six months.  The Company monitors the performance of modified loans and none of the modified loans were delinquent at June 30, 2024.

The Company monitors the performance of modified loans and no modified loans were delinquent at June 30, 2025. There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three or six months ended June 30, 2025 and 2024. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of June 30, 2025 and December 31, 2024.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the analysis performed at June 30, 2025, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

June 30, 2025:	(In thousands)
1-4 Family Residential Mortgage
Pass	$15,361	$20,997	$30,173	$24,711	$21,787	$29,758	$—	$142,787
Special Mention	—	—	—	91	92	199	—	382
Substandard	—	—	—	—	—	481	—	481
Doubtful	—	—	31	37	121	870	—	1,059
	$15,361	$20,997	$30,204	$24,839	$22,000	$31,308	$—	$144,709

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home Equity and Second Mortgage
Pass	$1,002	$1,550	$3,539	$3,140	$291	$346	$59,321	$69,189
Special Mention	—	—	—	—	—	—	19	19
Substandard	—	—	—	—	—	—	207	207
Doubtful	—	—	—	—	—	420	—	420
	$1,002	$1,550	$3,539	$3,140	$291	$766	$59,547	$69,835

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Residential
Pass	$1,189	$964	$6,102	$18,095	$8,395	$11,587	$—	$46,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$1,189	$964	$6,102	$18,095	$8,395	$11,587	$—	$46,332

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family Residential Construction
Pass	$5,674	$10,689	$1,197	$668	$—	$977	$—	$19,205
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	92	—	—	92
	$5,674	$10,689	$1,197	$668	$92	$977	$—	$19,297

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other Construction, Development and Land
Pass	$6,976	$16,106	$23,515	$17,648	$1,261	$3,626	$—	$69,132
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Doubtful	—	—	—	—	—	62	—	62
	$6,976	$16,106	$23,515	$17,648	$1,261	$3,735	$—	$69,241

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$5,853	$23,058	$19,126	$46,976	$25,862	$57,005	$2,180	$180,060
Special Mention	201	—	1,044	1,902	—	1,775	105	5,027
Substandard	—	311	706	—	549	1,486	—	3,052
Doubtful	—	—	—	—	—	413	—	413
	$6,054	$23,369	$20,876	$48,878	$26,411	$60,679	$2,285	$188,552

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

June 30, 2025:	(In thousands)
Commercial Business
Pass	$9,286	$6,229	$9,010	$8,035	$7,919	$8,677	$12,474	$61,630
Special Mention	35	414	11	27	52	9	60	608
Substandard	—	—	—	—	44	—	—	44
Doubtful	—	—	107	1,806	—	33	—	1,946
	$9,321	$6,643	$9,128	$9,868	$8,015	$8,719	$12,534	$64,228

Current period gross write-offs	$—	$—	$33	$50	$—	$—	$—	$83

Consumer and Other
Pass	$11,664	$14,586	$12,750	$5,831	$2,180	$7,415	$2,137	$56,563
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	145	145
Doubtful	—	—	—	—	—	—	—	—
	$11,664	$14,586	$12,750	$5,831	$2,180	$7,415	$2,282	$56,708

Current period gross write-offs	$—	$90	$50	$18	$—	$4	$49	$211

Total Loans
Pass	$57,005	$94,179	$105,412	$125,104	$67,695	$119,391	$76,112	$644,898
Special Mention	236	414	1,055	2,020	144	1,983	184	6,036
Substandard	—	311	706	—	593	2,014	352	3,976
Doubtful	—	—	138	1,843	213	1,798	—	3,992
	$57,241	$94,904	$107,311	$128,967	$68,645	$125,186	$76,648	$658,902

Current period gross write-offs	$—	$90	$83	$68	$—	$4	$49	$294

Based on the most recent analysis performed, the risk category of loans by class of loans as of December 31, 2024 is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total

December 31, 2024:	(In thousands)
1-4 Family Residential Mortgage
Pass	$22,095	$31,871	$26,756	$23,181	$5,824	$27,218	$—	$136,945
Special Mention	—	31	—	—	—	445	—	476
Substandard	—	—	—	—	—	427	—	427
Doubtful	—	—	41	154	73	918	—	1,186
	$22,095	$31,902	$26,797	$23,335	$5,897	$29,008	$—	$139,034

Home Equity and Second Mortgage
Pass	$2,014	$3,962	$3,617	$353	$182	$242	$56,590	$66,960
Special Mention	—	—	—	—	—	—	80	80
Substandard	—	—	—	—	—	—	147	147
Doubtful	—	—	—	—	—	568	—	568
	$2,014	$3,962	$3,617	$353	$182	$810	$56,817	$67,755

Multifamily Residential
Pass	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$—	$36,805
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$—	$36,805

1-4 Family Residential Construction
Pass	$12,186	$1,498	$642	$—	$829	$—	$—	$15,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	90	—	—	—	90
	$12,186	$1,498	$642	$90	$829	$—	$—	$15,245

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total

December 31, 2024:	(In thousands)
Other Construction, Development and Land
Pass	$11,687	$26,093	$31,645	$1,823	$1,443	$3,014	$—	$75,705
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Doubtful	—	—	—	—	—	59	—	59
	$11,687	$26,093	$31,645	$1,823	$1,443	$3,120	$—	$75,811

Commercial Real Estate
Pass	$22,024	$20,478	$41,583	$26,748	$19,760	$44,237	$2,129	$176,959
Special Mention	—	511	3,032	—	—	292	—	3,835
Substandard	311	716	—	557	211	1,704	—	3,499
Doubtful	—	—	—	—	—	413	—	413
	$22,335	$21,705	$44,615	$27,305	$19,971	$46,646	$2,129	$184,706

Commercial Business
Pass	$8,414	$10,636	$9,590	$8,699	$4,750	$4,543	$12,895	$59,527
Special Mention	486	149	130	126	15	—	162	1,068
Substandard	—	—	—	57	—	—	—	57
Doubtful	—	107	1,926	—	—	33	—	2,066
	$8,900	$10,892	$11,646	$8,882	$4,765	$4,576	$13,057	$62,718

Consumer and Other
Pass	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,577	$58,276
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	130	130
Doubtful	—	—	—	—	—	—	—	—
	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,707	$58,406

Total Loans
Pass	$98,316	$114,627	$133,927	$72,883	$41,261	$91,127	$74,191	$626,332
Special Mention	486	691	3,162	126	15	737	242	5,459
Substandard	311	716	—	614	211	2,178	277	4,307
Doubtful	—	107	1,967	244	73	1,991	—	4,382
	$99,113	$10,892	$139,056	$73,867	$41,560	$96,033	$74,710	$640,480

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both June 30, 2025 and December 31, 2024. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three and six months ended June 30, 2025 and 2024.

5.Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At June 30, 2025 and December 31, 2024, the balance of the Bank’s investment was $1.4 million and $1.6 million, respectively, and is reflected in other assets on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the unfunded commitment related to the qualified affordable housing project investment was $120,000 and $168,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

The investment is accounted for using the proportional amortization method. During the three month periods ended June 30, 2025 and 2024, the Bank recognized amortization expense of $85,000 and $72,000, respectively, as a component of income tax expense on the consolidated statements of income. Additionally, during the three month periods ended June 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $103,000 and $101,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the six month periods ended June 30, 2025 and 2024, the Bank recognized amortization expense of $169,000 and $144,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the six month periods ended June 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $206,000 and $203,000, respectively, which was included in income tax expense on the consolidated statements of income.

6.Renewable Energy Tax Credit Investment

On March 26, 2025, April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by solar energy producing facilities through limited liability companies. At June 30, 2025 and December 31, 2024, the balance of the Bank’s investments in the limited liability companies was $3.2 million and $401,000, respectively, and was reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the solar energy tax credit investments was $2.9 million and $276,000 at June 30, 2025 and December 31, 2024, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2025.

The investments are accounted for using the proportional amortization method. During the three month periods ended June 30, 2025 and 2024, the Bank recognized amortization expense of $875,000 and $337,000, respectively, as a component of income tax expense on the consolidated statements of income. Additionally, during the three month periods ended June 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $863,000 and $425,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the six month periods ended June 30, 2025 and 2024, the Bank recognized amortization expense of $1.2 million and $842,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the six month periods ended June 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $1.2 million and $1.0 million, respectively, which was included in income tax expense on the consolidated statements of income.

7.Borrowed Funds

At June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings.

On March 12, 2023, the Federal Reserve Bank (“FRB”) created the BTFP to make additional funding available to eligible depository institutions. The BTFP offered loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledged collateral, such as U.S. Treasuries, U.S. agency notes and bonds and U.S. agency mortgage-backed securities. The collateral was valued at par, and advances under this program did not include any fees or prepayment penalties. In January 2024, the Company repaid all outstanding borrowings under the BTFP and advances from the FHLB and then borrowed $33.6 million under the BTFP at a fixed rate of 4.85% for a one-year period. Effective March 11, 2024, the BTFP ceased making new loans. All BTFP advances were repaid in October and November 2024.

The Company also has access to the FRB Discount Window for Borrowings. The Company has pledged certain U.S Treasuries and U.S. agency notes and bonds with a carrying value of $16.8 million to secure borrowings through the Discount Window, if needed. While the Company has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at June 30, 2025 or December 31, 2024.

FHLB advances are secured under a blanket collateral agreement. At June 30, 2025, the carrying value of  mortgage loans pledged as security for future FHLB advances was $59.8 million. At June 30, 2025, the Company had a $28.1 million borrowing capacity limit with the FHLB based on pledged collateral.

On February 28, 2024, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement. This agreement expired on February 28, 2025 and automatically renewed for an additional one-year term. At June 30, 2025 and December 31, 2024, there were no borrowings under the agreement.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

During the three and six month periods ended June 30, 2025, the Company did not utilize any FHLB advances. During the three and six month periods ended June 30, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
FHLB variable-rate advances
Maximum balance at any month end	$—	$5,000	$—	$5,000
Average balance	—	879	—	1,036
Period end balance	—	—	—	—

Weighted average interest rate (annualized):
At end of period	—%	—%	—%	—%
During the period	—%	5.76%	—%	5.77%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$—	$12,500	$—	$13,000
Average balance	—	2,692	—	2,456
Period end balance	—	—	—	—

Weighted average interest rate (annualized):
At end of period	—%	—%	—%	—%
During the period	—%	5.67%	—%	5.65%

BTFP borrowings
Maximum balance at any month end	$—	$33,625	$—	$33,625
Average balance	—	33,625	—	32,766
Period end balance	—	33,625	—	33,625

Weighted average interest rate (annualized):
At end of period	—%	4.85%	—%	4.85%
During the period	—%	4.84%	—%	4.82%

8.Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024

Basic
Earnings:
Net income attributable to First Capital, Inc.	$3,775	$2,828	$7,010	$5,780

Shares:
Weighted average common shares outstanding	3,346,653	3,345,278	3,346,751	3,345,169

Net income attributable to First Capital, Inc. per common share, basic	$1.13	$0.85	$2.09	$1.73

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$3,775	$2,828	$7,010	$5,780

Shares:
Weighted average common shares outstanding	3,346,653	3,345,278	3,346,751	3,345,169
Add: Dilutive effect of restricted stock	3,691	123	2,557	—

Weighted average common shares outstanding, as adjusted	3,350,344	3,345,401	3,349,308	3,345,169

Net income attributable to First Capital, Inc. per common share, diluted	$1.13	$0.85	$2.09	$1.73

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8 – continued)

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No restricted shares were excluded from the calculation of diluted net income per share for the three month and six month periods ending June 30, 2025.  No restricted shares were excluded from the calculation of diluted net income per share for the three month period ending June 30, 2024.  Restricted shares totaling 7,925 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the six month period ended June 30, 2024.

9.Stock-Based Compensation Plan

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

At June 30, 2025, 155,750 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

As of June 30, 2025, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three and six month periods ended June 30, 2025 amounted to $39,000 and $77,000, respectively. Compensation expense related to restricted stock recognized for the three and six month periods ended June 30, 2024 amounted to $56,000 and $134,000, respectively. The total income tax expense related to stock-based compensation was $9,000 and $18,000, for the three and six month periods ended June 30, 2025 respectively. The total income tax benefit related to stock-based compensation was $9,000 and $27,000, for the three and six month periods ended June 30, 2024, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

A summary of the Company’s nonvested restricted shares under the 2019 Plan as of June 30, 2025 and changes during the six month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	4,800	$43.40
Granted	3,900	37.90
Vested	—	—
Forfeited	—	—

Nonvested at end of period	8,700	$40.93

There were no restricted shares that vested during the six month period ending June 30, 2025.   There were 825 restricted shares that vested during the six month period ended June 30, 2024 due to the retirement of a director and an employee.  The fair value of restricted shares that vested during the six month period ended June 30, 2024 was $25,000.  At June 30, 2025, there was $205,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.7 years.

10.Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
(In thousands)	2025	2024

Cash payments for:
Interest	$7,104	$5,655
Income taxes (net of refunds received)	105	77

Noncash investing activities:
Security purchased but trade not settled	$—	(3,000)
Agreement to invest in renewable energy tax credit facility	2,656	2,000

11.Fair Value Measurements

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

Level 1:Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted market price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2025. The Company had no liabilities measured at fair value as of June 30, 2025.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2025
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$69,525	$—	$69,525
Agency CMO	—	72,204	—	72,204
Agency notes and bonds	—	107,014	—	107,014
Treasury notes and bonds	8,784	—	—	8,784
Municipal obligations	—	138,062	—	138,062
Total securities available for sale	$8,784	$386,805	$—	$395,589

Equity securities	$864	$—	$—	864

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$—	$—	$573	$573
1-4 Family Residential Construction	—	—	37	37
Total collateral dependent loans	$—	$—	$610	$610

The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2024. The Company had no liabilities measured at fair value as of December 31, 2024.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$67,941	$—	$67,941
Agency CMO	—	47,518	—	47,518
Agency notes and bonds	—	118,080	—	118,080
Treasury notes and bonds	21,549	—	—	21,549
Municipal obligations	—	134,155	—	134,155
Total securities available for sale	$21,549	$367,694	$—	$389,243

Equity securities	$886	$—	$—	886

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$—	$—	$693	$693
1-4 Family Residential Construction	—	—	36	36
Total collateral dependent loans	$—	$—	$729	$729

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At June 30, 2025 and December 31, 2024, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

At June 30, 2025, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 20% to 23%, with a weighted average discount of 22.9%.  The Company did not recognize any provision for credit losses on collateral dependent loans for the three months ended June 30, 2025.  The Company recognized a provision for credit losses on collateral dependent loans of $852,000 for the three months ended June 30, 2024.  The Company recognized provisions of credit losses on collateral dependent loans of $1,000 and $841,000 for the six months ended June 30, 2025 and 2024, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended June 30, 2025 and 2024. There were no transfers into or out of the Company’s Level 3 financial assets for the three and six month periods ended June 30, 2025 and 2024.

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

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2025:
Financial assets:
Cash and cash equivalents	$134,595	$134,595	$134,595	$—	$—
Interest-bearing time deposits	2,205	2,236	—	2,236	—
Securities available for sale	395,589	395,589	8,784	386,805	—
Securities held to maturity	7,000	5,243	—	5,243	—
Loans held for sale	1,593	1,635	—	1,635	—
Loans, net	649,174	620,561	—	—	620,561
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,642	4,642	—	4,642	—
Equity securities (included in other assets)	864	864	864	—	—

Financial liabilities:
Deposits	1,110,627	1,110,756	890,569	—	220,187
Accrued interest payable	2,211	2,211	—	2,211	—

December 31, 2024:
Financial assets:
Cash and cash equivalents	$105,917	$105,917	$105,917	$—	$—
Interest-bearing time deposits	2,695	2,725	—	2,725	—
Securities available for sale	389,243	389,243	21,549	367,694	—
Securities held to maturity	7,000	4,591	—	4,591	—
Loans held for sale	472	477	—	477	—
Loans, net	631,199	628,057	—	—	628,057
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,575	4,575	—	4,575	—
Equity securities (included in other assets)	886	886	886	—	—

Financial liabilities:
Deposits	1,066,439	1,065,687	866,559	—	199,128
Accrued interest payable	1,922	1,922	—	1,922	—

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at June 30, 2025 and December 31, 2024 represent an approximation of exit price, but an actual exit price may differ.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024

In Scope for ASC 606
Service charges on deposit accounts	$588	$564	$1,181	$1,157
ATM and debit card fees	1,147	1,150	2,183	2,210
Other	46	45	94	93
Revenue from contracts with customers	1,781	1,759	3,458	3,460

Out of Scope for ASC 606
Net gains on loans and investments	111	163	163	228
Increase in cash value of life insurance	49	66	121	114
Other	77	35	124	120
Other noninterest income	237	264	408	462

Total noninterest income	$2,018	$2,023	$3,866	$3,922

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts:  The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges and statement rendering, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

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

13.Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated Chief Operating Decision Maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic. Accounting policies for segments have not changed from those described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Segment performance is evaluated using consolidated net income as reported in the consolidated statements of income presented.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company’s reported financial position and results of operations are described as critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there was no significant change in the Company’s critical account policies or the application of critical accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2024.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets increased $55.2 million from $1.19 billion at December 31, 2024 to $1.24 billion at June 30, 2025.

Net loans receivable (excluding loans held for sale) increased $18.0 million from $631.2 million at December 31, 2024 to $649.2 million at June 30, 2025. Multifamily residential, 1-4 family residential mortgage, 1-4 family residential construction, and commercial real estate loan increases of $9.5 million, $5.7 million, $4.1 million, and $3.8 million, respectively, were partially offset by decreases of $6.6 million and $1.7 million in other construction, development and land and consumer and other loans, respectively, during the six months ended June 30, 2025.

Cash and cash equivalents increased from $105.9 million at December 31, 2024 to $134.6 million at June 30, 2025 primarily due to net deposit inflows at the Bank.

Securities available for sale increased $6.3 million from $389.2 million at December 31, 2024 to $395.6 million at June 30, 2025. Purchases of $54.5 million of securities classified as available for sale were made during the six months ended June 30, 2025 and consisted primarily of U.S. government agency CMOs and mortgage-backed securities and municipal bonds. Principal payments and maturities of available for sale securities totaled $15.4 million and $25.7 million, respectively, during the six months ended June 30, 2025. Securities classified as available for sale totaling $11.2 million were sold during the six months ended June 30, 2025 and consisted primarily of municipal and U.S. government agency notes and bonds. In addition, there was an unrealized gain of $4.6 million on the securities available for sale portfolio during the six month period ended June 30, 2025 due primarily to decreasing market interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total deposits increased $44.2 million from $1.07 billion at December 31, 2024 to $1.11 billion at June 30, 2025. Time deposits, non-interest bearing checking accounts, interest bearing checking accounts, and savings accounts increased $20.2 million, $10.6 million, $7.7 million, and $5.7 million, respectively, during the six months ended June 30, 2025. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry.

The Company had no outstanding borrowings at June 30, 2025 or December 31, 2024.

Total stockholders’ equity attributable to the Company increased from $114.6 million at December 31, 2024 to $123.2 million at June 30, 2025, primarily due to a $5.1 million increase in retained net income as well as a $3.5 million net unrealized gain on available for sale securities. The net unrealized gain on available for sale securities during the period is primarily due to decreased market interest rates.

Results of Operations for the Three Month Periods Ended June 30, 2025 and 2024

Net income.  Net income attributable to the Company was $3.8 million ($1.13 per diluted share) for the three months ended June 30, 2025 compared to $2.8 million ($0.85 per diluted share) for the three months ended June 30, 2024.

Net interest income.  Net interest income after provision for credit losses increased $1.8 million for the three months ended June, 2025 as compared to the same period in 2024.

Total interest income increased $1.8 million when comparing the two periods primarily due to an increase in the average tax-equivalent yield on interest-earning assets from 4.42% for the quarter ended June 30, 2024 to 4.82% for the same period in 2025, in addition to an increase in the average balance of interest-earning assets from $1.12 billion for the quarter ended June 30, 2024 to $1.18 billion for the same period in 2025.

Total interest expense increased $67,000 when comparing the two periods.  The average cost of interest-bearing liabilities decreased from 1.71% for the quarter ended June 30, 2024 to 1.64% for the same period in 2025, while the average balance of interest-bearing liabilities increased from $830.7 million for the quarter ended June 30, 2024 to $883.8 million for the same period in 2025.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax equivalent net interest margin increased from 3.15% for the quarter ended June 30, 2024 to 3.59% for the same period in 2025.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses decreased from $360,000 for the quarter ended June 30, 2024 to $306,000 for the quarter ended June 30, 2025.  The Bank recognized net charge-offs of $113,000 and $30,000 for the quarters ended June 30, 2025 and 2024, respectively.

Noninterest income.  Noninterest income decreased $5,000 for the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024 primarily due to the Company recognizing a $41,000 loss on equity securities for the quarter ended June 30, 2025 compared to a $6,000 loss on equity securities for the quarter ended June 30, 2024.  In addition, the Company recognized a $17,000 decrease in both gain on sale of loans and in the increase of the cash surrender of bank owned life insurance policies when comparing the two periods.  These were partially offset by the Company recognizing a $46,000 gain on the redemption of a bank owned life insurance policy during the quarter ended June 30, 2025, which is reported in other income.

Noninterest expense.  Noninterest expenses increased $494,000 for the quarter ended June 30, 2025 as compared to the same period in 2024.  This was primarily due to increases in compensation and benefits, occupancy and equipment, advertising and data processing expenses of $308,000, $69,000, $41,000, and $41,000, respectively.  The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits.  The increase in occupancy and equipment expenses is primarily due to costs associated with the upgrade of the Company’s call center system as well as increased ATM servicing expenses.  The increase in advertising expenses is related to various new marketing efforts undertaken in the current quarter.  The increase in data processing expense is related to licensing upgrades and various new software.

Income tax expense.  Income tax expense increased $364,000 for the quarter ended June 30, 2025 as compared to the same period in 2024 resulting in an effective tax rate of 18.4% for the quarter ended June 30, 2025, compared to 14.7% for the same period

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

in 2024.  The increase in the Bank’s effective tax rate for the quarter reflects a higher proportion of net income being subject to taxation compared to the same period last year.

Results of Operations for the Six Month Periods Ended June 30, 2025 and 2024

Net income.  Net income attributable to the Company was $7.0 million ($2.09 per diluted share) for the six months ended June 30, 2025 compared to $5.8 million ($1.73 per diluted share) for the six months ended June 30, 2024.

Net interest income.  Net interest income after provision for credit losses increased $2.7 million for the six months ended June, 2025 as compared to the same period in 2024.

Total interest income increased $3.3 million when comparing the two periods due to an increase in the average tax-equivalent yield on interest-earning assets from 4.36% for the six months ended June 30, 2024 to 4.73% for the same period in 2025, in addition to an increase in the average balance of interest-earning assets from $1.12 billion for the six months ended June 30, 2024 to $1.18 billion for the same period in 2025.

Total interest expense increased $595,000 as the average cost of interest-bearing liabilities increased from 1.63% for the six months ended June 30, 2024 to 1.67% for the same period in 2025, in addition to an increase in the average balance of interest-bearing liabilities from $832.2 million for the six months ended June 30, 2024 to $883.2 million for the same period in 2025.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax equivalent net interest margin increased from 3.15% for the six months ended June 30, 2024 to 3.47% for the same period in 2025.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $640,000 for the six months ended June 30, 2024 to $644,000 for the six months ended June 30, 2025. The increase was due to loan growth during the period as well as management’s consideration of macroeconomic uncertainty. The Bank recognized net charge-offs of $197,000 and $85,000 for the six months ended June 30, 2025 and 2024, respectively.

Noninterest income.  Noninterest income decreased $56,000 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to the Company recognizing a $55,000 loss on sale of available for sale securities for the six months ended June 30, 2025 compared to a $32,000 gain on sale of available for sale securities for the six months ended June 30, 2024.  In addition, the Company also recognized a $29,000 decrease in gains on sale of loans when comparing the two periods.  These were partially offset by a $51,000 reduction in the loss on equity securities and a $24,000 increase in service charges on deposit accounts when comparing the two periods.  In addition, the Company also recognized a $46,000 gain on the exercise of a bank owned life insurance policy during the six months ended June 30, 2025, which is reported in other income.

Noninterest expense.  Noninterest expenses increased $918,000 for the six months ended June 30, 2025 as compared to the same period in 2024. This was primarily due to increases in (1) compensation and benefits and (2) occupancy and equipment expenses of $567,000 and $229,000, respectively, when comparing the two periods. The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits. The increase in occupancy and equipment expenses is primarily due to costs associated with snow removal across the Company’s branch network given the historic storms in our communities in the first quarter of 2025, as well as a loss on the disposal of premises and equipment, the upgrade of the Company’s call center system, and increased ATM servicing expenses.

Income tax expense.  Income tax expense increased $529,000 for the six months ended June 30, 2025 as compared to the same period in 2024 resulting in an effective tax rate of 17.9% for the six months ended June 30, 2025, compared to 14.7% for the same period in 2024.  The increase in the Bank’s effective tax rate for the six months ended June 30, 2025 reflects a higher proportion of net income being subject to taxation compared to the same period last year.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2025, the Bank had cash and cash equivalents of $134.6 million and securities available-for-sale with a fair value of $395.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, FRB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.7 million at June 30, 2025.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank had opted into the CBLR framework as of June 30, 2025 and December 31, 2024 and its CBLR was 10.80% and 10.57% as of those dates, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2025. At both June 30, 2025 and December 31, 2024, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended June 30, 2025, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2025 and December 31, 2024 financial information:

	At June 30, 2025		At December 31, 2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$6,471	14.95%	$1,314	3.56%
200bp	4,512	10.42	1,154	3.13
100bp	2,381	5.50	656	1.78
Static	—	—	—	—
(100)bp	(2,382)	(5.50)	(897)	(2.43)
(200)bp	(4,626)	(10.69)	(1,681)	(4.55)
(300)bp	(6,732)	(15.55)	(2,490)	(6.74)

At June 30, 2025 and December 31, 2024, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At June 30, 2025 and December 31, 2024, the Company’s simulated exposure to a decrease in interest rates shows that an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the three and six months ended June 30, 2025, management evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2025 and December 31, 2024 financial information:

	At June 30, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$183,949	$(595)	(0.32)%	16.50%	108	bp
200bp	186,380	1,836	0.99	16.32	90	bp
100bp	186,765	2,221	1.20	15.97	55	bp
Static	184,544	—	—	15.42	0	bp
(100)bp	182,179	(2,365)	(1.28)	14.87	(55)	bp
(200)bp	175,633	(8,911)	(4.83)	14.01	(141)	bp
(300)bp	173,238	(11,306)	(6.13)	13.45	(197)	bp

	At December 31, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$257,887	$10,236	4.13%	23.76%	261	bp
200bp	257,819	10,168	4.11	23.17	202	bp
100bp	254,035	6,384	2.58	22.26	111	bp
Static	247,651	—	—	21.15	0	bp
(100)bp	230,424	(17,227)	(6.96)	19.24	(192)	bp
(200)bp	212,461	(35,190)	(14.21)	17.26	(389)	bp
(300)bp	190,313	(57,338)	(23.15)	15.02	(613)	bp

The tables indicate that at June 30, 2025 and December 31, 2024 the Company would expect an increase in its EVE in the event of a sudden and sustained 100 and 200 basis point increase in prevailing interest rates. At June 30, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained increase of 300 basis points. At December 31, 2024, the Company would expect an increase in its EVE in the event of a sudden and sustained increase of 300 basis points. At June 30, 2025 and December 31, 2024, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the three and six months ended June 30, 2025, the Company evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

April 1 through April 30, 2025	—	N/A	—	113,471

May 1 through May 31, 2025	—	N/A	—	113,471

June 1 through June 30, 2025	—	N/A	—	113,471

Total	—	N/A	—

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 14, 2025	BY:	/s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated August 14, 2025	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer