Form 10-Q
period 2025-09-30
FIRST CAPITAL INC
filed 2025-11-14
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,347,627 shares of common stock were outstanding as of October 31, 2025.

FIRST CAPITAL, INC.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

	(In thousands)
ASSETS
Cash and due from banks	$20,569	$18,418
Interest bearing deposits with banks	91,608	87,499
Total cash and cash equivalents	112,177	105,917

Interest-bearing time deposits	2,205	2,695
Securities available for sale, at fair value (amortized cost $439,219 and $418,935, respectively)	421,627	389,243
Securities held to maturity, at amortized cost (fair value $5,332 and $4,591, respectively)	7,000	7,000
Loans held for sale	1,026	472
Loans, net of allowance for credit losses of $9,861 ($9,281 in 2024)	642,332	631,199
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	13,932	14,179
Accrued interest receivable	4,789	4,575
Cash value of life insurance	8,942	9,329
Goodwill	6,472	6,472
Core deposit intangible	—	86
Other assets	13,139	14,520

Total Assets	$1,235,477	$1,187,523

LIABILITIES
Deposits:
Noninterest-bearing	$213,495	$197,993
Interest-bearing	881,238	868,446
Total deposits	1,094,733	1,066,439

Accrued interest payable	2,118	1,922
Accrued expenses and other liabilities	6,077	4,451
Total liabilities	1,102,928	1,072,812

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,810,883 shares (3,806,983 in 2024); outstanding 3,353,910 (3,351,703 in 2024)	38	38
Additional paid-in capital	41,823	41,676
Retained earnings-substantially restricted	113,793	105,290
Unearned stock compensation	(192)	(135)
Accumulated other comprehensive loss	(13,669)	(22,990)
Less treasury stock, at cost - 456,973 shares (455,280 in 2024)	(9,352)	(9,280)
Total First Capital, Inc. stockholders' equity	132,441	114,599

Noncontrolling interest in subsidiary	108	112
Total equity	132,549	114,711

Total Liabilities and Equity	$1,235,477	$1,187,523

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

INTEREST INCOME	(In thousands, except per share data)
Loans, including fees	$10,411	$9,716	$30,439	$28,426
Securities:
Taxable	2,257	1,730	6,070	5,116
Tax-exempt	684	628	1,998	1,968
Dividends	25	27	76	63
Interest bearing deposits with banks	1,281	1,123	3,461	1,706
Total interest income	14,658	13,224	42,044	37,279
INTEREST EXPENSE
Deposits	3,702	3,688	11,095	9,597
Advances - FHLB	—	—	—	99
Borrowed funds - Bank Term Funding Program ("BTFP")	—	411	—	1,201
Total interest expense	3,702	4,099	11,095	10,897
Net interest income	10,956	9,125	30,949	26,382
Provision for credit losses	150	463	794	1,103
Net interest income after provision for credit losses	10,806	8,662	30,155	25,279
NONINTEREST INCOME
Service charges on deposit accounts	625	610	1,806	1,767
ATM and debit card fees	1,191	1,144	3,374	3,354
(Loss) gain on sale of securities	(39)	—	(94)	32
Unrealized gain (loss) on equity securities	150	(196)	127	(270)
Gain on sale of loans	243	124	484	394
Increase in cash surrender value of life insurance	51	47	172	161
Other income	85	71	303	284
Total noninterest income	2,306	1,800	6,172	5,722
NONINTEREST EXPENSE
Compensation and benefits	4,093	3,891	12,465	11,696
Occupancy and equipment	807	476	1,979	1,419
Data processing	1,182	1,164	3,446	3,355
Professional fees	290	334	903	896
Advertising	147	107	341	274
Other expenses	1,045	1,052	3,105	3,141
Total noninterest expense	7,564	7,024	22,239	20,781
Income before income taxes	5,548	3,438	14,088	10,220
Income tax expense	1,067	537	2,591	1,532
Net Income	4,481	2,901	11,497	8,688
Less: net income attributable to noncontrolling interest in subsidiary	3	3	9	10
Net Income Attributable to First Capital, Inc.	$4,478	$2,898	$11,488	$8,678

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.34	$0.87	$3.43	$2.59
Diluted	$1.34	$0.87	$3.43	$2.59

Dividends per share	$0.31	$0.29	$0.89	$0.83

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Net Income	$4,481	$2,901	$11,497	$8,688

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	7,485	9,252	12,006	7,374
Income tax expense	(1,664)	(2,154)	(2,759)	(1,817)
Net of tax amount	5,821	7,098	9,247	5,557

Less: reclassification adjustment for realized losses (gains) included in net income	39	—	94	(32)
Income tax (benefit) expense	(8)	—	(20)	7
Net of tax amount	31	—	74	(25)

Other Comprehensive Income, net of tax	5,852	7,098	9,321	5,532

Comprehensive Income	10,333	9,999	20,818	14,220
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	9	10

Comprehensive Income Attributable to First Capital, Inc.	$10,330	$9,996	$20,809	$14,210

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at July 1, 2025	$38	$41,823	$110,354	$(19,521)	$(205)	$(9,289)	$105	$123,305
Net income	—	—	4,478	—	—	—	3	4,481
Other comprehensive income	—	—	—	5,852	—	—	—	5,852
Cash dividends	—	—	(1,039)	—	—	—	—	(1,039)
Stock compensation expense	—	—	—	—	13	—	—	13
Purchase of treasury shares	—	—	—	—	—	(52)	—	(52)
Taxes paid on stock award shares for employees	—	—	—	—	—	(11)	—	(11)

Balances at September 30, 2025	$38	$41,823	$113,793	$(13,669)	$(192)	$(9,352)	$108	$132,549

Balances at July 1, 2024	$38	$41,676	$101,075	$(25,599)	$(204)	$(9,229)	$105	$107,862
Net income	—	—	2,898	—	—	—	3	2,901
Other comprehensive income	—	—	—	7,098	—	—	—	7,098
Cash dividends	—	—	(972)	—	—	—	—	(972)
Stock compensation expense	—	—	—	—	35	—	—	35
Purchase of treasury shares	—	—	—	—	—	(34)	—	(34)
Taxes paid on stock award shares for employees	—	—	—	—	—	(7)	—	(7)

Balances at September 30, 2024	$38	$41,676	$103,001	$(18,501)	$(169)	$(9,270)	$108	$116,883

Balances at January 1, 2025	$38	$41,676	$105,290	$(22,990)	$(135)	$(9,280)	$112	$114,711
Net income	—	—	11,488	—	—	—	9	11,497
Other comprehensive income	—	—	—	9,321	—	—	—	9,321
Cash dividends	—	—	(2,985)	—	—	—	(13)	(2,998)
Stock compensation expense	—	—	—	—	90	—	—	90
Purchase of treasury shares	—	—	—	—	—	(61)	—	(61)
Taxes paid on stock award shares for employees	—	—	—	—	—	(11)	—	(11)
Restricted stock grants	—	147	—	—	(147)	—	—	—

Balances at September 30, 2025	$38	$41,823	$113,793	$(13,669)	$(192)	$(9,352)	$108	$132,549

Balances at January 1, 2024	$38	$41,588	$97,105	$(24,033)	$(249)	$(9,216)	$112	$105,345
Net income	—	—	8,678	—	—	—	10	8,688
Other comprehensive income	—	—	—	5,532	—	—	—	5,532
Cash dividends	—	—	(2,782)	—	—	—	(14)	(2,796)
Stock compensation expense	—	—	—	—	168	—	—	168
Purchase of treasury shares	—	—	—	—	—	(41)	—	(41)
Taxes paid on stock award shares for employees	—	—	—	—	—	(13)	—	(13)
Restricted stock grants	—	88	—	—	(88)	—	—	—

Balances at September 30, 2024	$38	$41,676	$103,001	$(18,501)	$(169)	$(9,270)	$108	$116,883

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$11,497	$8,688
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	597	844
Depreciation and amortization expense	831	809
Deferred income taxes	10	(440)
Stock compensation expense	90	168
Increase in cash value of life insurance	(172)	(161)
Gain on life insurance	(47)	—
Loss (gain) on sale of securities	94	(32)
Provision for credit losses	794	1,103
Proceeds from sales of loans	25,880	24,844
Loans originated for sale	(25,950)	(24,328)
Gain on sale of loans	(484)	(394)
Amortization of tax credit investment	2,301	1,393
Unrealized (gain) loss on equity securities	(127)	270
Loss on disposal of premises and equipment	156	—
(Increase) decrease in accrued interest receivable	(214)	570
Increase in accrued interest payable	196	1,293
Net change in other assets/liabilities	600	3,654
Net Cash Provided By Operating Activities	16,052	18,281

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	490	1,225
Purchase of securities available for sale	(107,967)	(47,794)
Proceeds from maturities of securities available for sale	45,125	46,188
Proceeds from sales of securities available for sale	17,911	19,189
Principal collected on mortgage-backed obligations	23,955	17,750
Net increase in loans receivable	(11,927)	(17,301)
Investment in tax credit entities	(2,532)	(88)
Investment in technology fund	(23)	(100)
Proceeds from settlement of bank-owned life insurance policies	606	—
Purchase of premises and equipment	(654)	(394)
Net Cash (Used In) Provided By Investing Activities	(35,016)	18,675

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,294	5,038
Advances from FHLB and BTFP	—	167,750
Repayment of advances from the FHLB and BTFP	—	(155,625)
Purchase of treasury stock	(61)	(41)
Taxes paid on stock award shares for employees	(11)	(13)
Dividends paid	(2,998)	(2,796)
Net Cash Provided By Financing Activities	25,224	14,313

Net Increase in Cash and Cash Equivalents	6,260	51,269
Cash and cash equivalents at beginning of period	105,917	38,670
Cash and Cash Equivalents at End of Period	$112,177	$89,939

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2025, and the results of operations for the three and nine months ended September 30, 2025 and 2024 and the cash flows for the nine months ended September 30, 2025 and 2024. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

September 30, 2025
Securities available for sale:
Agency mortgage-backed securities	$88,418	$486	$5,228	$83,676
Agency CMO	96,313	833	140	97,006
Agency notes and bonds	93,550	33	1,756	91,827
Treasury notes and bonds	5,478	—	37	5,441
Municipal obligations	155,460	837	12,620	143,677

Total securities available for sale	$439,219	$2,189	$19,781	$421,627

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,668	$5,332

Total securities held to maturity	$7,000	$—	$1,668	$5,332

December 31, 2024
Securities available for sale:
Agency mortgage-backed securities	$76,295	$—	$8,354	$67,941
Agency CMO	47,821	197	500	47,518
Agency notes and bonds	122,834	6	4,760	118,080
Treasury notes and bonds	21,803	—	254	21,549
Municipal obligations	150,182	171	16,198	134,155

Total securities available for sale	$418,935	$374	$30,066	$389,243

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$2,409	$4,591

Total securities held to maturity	$7,000	$—	$2,409	$4,591

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of September 30, 2025, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$78,907	$77,724	$—	$—
Due after one year through five years	39,065	37,498	—	—
Due after five years through ten years	72,513	66,444	2,000	1,600
Due after ten years	64,003	59,279	5,000	3,732
	254,488	240,945	7,000	5,332
Mortgage-backed securities and CMO	184,731	180,682	—	—
	$439,219	$421,627	$7,000	$5,332

Information pertaining to investment securities with gross unrealized losses at September 30, 2025, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	—	$—	$—
Agency CMO	—	—	—
Agency notes and bonds	—	—	—
Municipal obligations	9	3,846	71
Total less than twelve months	9	3,846	71

Continuous loss position more than twelve months:
Agency mortgage-backed securities	92	53,836	5,228
Agency CMO	21	7,195	140
Agency notes and bonds	34	88,194	1,756
Treasury notes and bonds	3	5,441	37
Municipal obligations	177	98,417	12,549
Total more than twelve months	327	253,083	19,710

Total securities available for sale	336	$256,929	$19,781

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$5,332	$1,668
Total more than twelve months	4	5,332	1,668
Total securities held to maturity	4	$5,332	$1,668

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At September 30, 2025, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. In July 2024, a BHC whose subordinated debt the Company holds and is classified as held to maturity, having an amortized cost balance of $2.0 million, announced the suspension of its quarterly dividend. Beginning with this announcement, management began performing additional research regarding the financial stability and strength of the BHC and underlying bank quarterly.  In September 2025, the BHC resumed paying a quarterly dividend.  Based on all analysis, management concludes the decline in fair value of all securities classified as held to maturity was due to changes in interest rates and other market factors.

At September 30, 2025, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 7.2% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. At September 30, 2025, the corporate notes classified as held to maturity in a loss position had depreciated approximately 23.8% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the intent and ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

As of September 30, 2025 and December 31, 2024, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

While management does not anticipate any credit losses at September 30, 2025, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three months ended September 30, 2025, the Company recognized gross gains of $21,000 and gross losses of $60,000 on sales of available for sale securities.  There were no sales of available for sale securities during the three months ended September 30, 2024.  During the nine months ended September 30, 2025, the Company recognized gross gains of $53,000 and gross losses of $147,000 on sales of available for sale securities.  During the nine months ended September 30, 2024, the Company recognized gross gains of $133,000 and gross losses of $101,000 on sales of available for sale securities.

At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater than 10% of stockholders’ equity.

Accrued interest receivable on available for sale debt securities totaled $2.2 million and $2.1 million at September 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both September 30, 2025 and December 31, 2024, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another BHC, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the three months ended September 30, 2025, the Company recognized an unrealized gain of $150,000.  During the three months ended September 30, 2024, the Company recognized an unrealized loss of $196,000.  During the nine months ended September 30, 2025, the Company recognized an unrealized gain of $127,000.  During the nine months ended September 30, 2024, the Company recognized an unrealized loss of $270,000.  At September 30, 2025 and December 31, 2024, the equity investment had a fair value of $1.0 million and $887,000, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership and the Company entered into an agreement to participate in a second, related fund in June 2025. At September 30, 2025 and December 31, 2024, the Company’s investment in the limited partnerships was $927,000 and $965,000, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investments at September 30, 2025 and December 31, 2024 was $320,000 and $380,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investments are accounted for as equity securities without a readily determinable fair value, and have been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the three and nine months ended September 30, 2025 or 2024.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.Loans and Allowance for Credit Losses

Loans at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
(In thousands)	2025	2024

1-4 Family Residential Mortgage	$145,892	$138,936
Home Equity and Second Mortgage	71,680	66,549
Multifamily Residential	49,915	36,822
1-4 Family Residential Construction	17,583	15,245
Other Construction, Development and Land	44,952	75,840
Commercial Real Estate	201,629	184,851
Commercial Business	62,655	62,727
Consumer and Other	56,787	58,406
Principal loan balance	651,093	639,376

Deferred loan origination fees and costs, net	1,100	1,104
Allowance for credit losses	(9,861)	(9,281)

Loans, net	$642,332	$631,199

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

The following table provides the components of the Company’s amortized cost basis in loans at September 30, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$145,892	$71,680	$49,915	$17,583	$44,952	$201,629	$62,655	$56,787	$651,093

Net deferred loan origination fees and costs	85	1,228	(28)	—	(37)	(145)	(3)	—	1,100

Amortized cost basis in loans	$145,977	$72,908	$49,887	$17,583	$44,915	$201,484	$62,652	$56,787	$652,193

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$138,936	$66,549	$36,822	$15,245	$75,840	$184,851	$62,727	$58,406	$639,376

Net deferred loan origination fees and costs	98	1,206	(17)	—	(29)	(145)	(9)	—	1,104

Amortized cost basis in loans	$139,034	$67,755	$36,805	$15,245	$75,811	$184,706	$62,718	$58,406	$640,480

An analysis of the changes in the ACL on loans for the three months ended September 30, 2025 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,511	$768	$463	$247	$695	$3,032	$2,180	$832	$9,728
Provision for credit losses	(70)	172	36	(16)	(245)	(36)	134	175	150
Charge-offs	(1)	—	—	—	—	—	—	(60)	(61)
Recoveries	—	1	—	—	—	—	7	36	44

Ending balance	$1,440	$941	$499	$231	$450	$2,996	$2,321	$983	$9,861

An analysis of the changes in the ACL on loans for the three months ended September 30, 2024 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,302	$559	$342	$179	$803	$2,347	$1,920	$1,108	$8,560
Provision for credit losses	(166)	(127)	322	(49)	(204)	(123)	417	393	463
Charge-offs	—	—	—	—	—	—	—	(104)	(104)
Recoveries	15	—	—	—	—	—	1	24	40

Ending balance	$1,151	$432	$664	$130	$599	$2,224	$2,338	$1,421	$8,959

An analysis of the changes in the ACL on loans for the nine months ended September 30, 2025 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281
Provision for credit losses	(158)	462	(46)	47	(138)	537	(49)	139	794
Charge-offs	(1)	—	—	—	—	—	(83)	(271)	(355)
Recoveries	7	1	—	—	—	—	29	104	141

Ending balance	$1,440	$941	$499	$231	$450	$2,996	$2,321	$983	$9,861

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

An analysis of the changes in the ACL on loans for the nine months ended September 30, 2024 is as follows:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005
Provision for credit losses	(364)	22	332	(78)	(205)	104	905	387	1,103
Charge-offs	(4)	—	—	—	—	—	—	(285)	(289)
Recoveries	29	4	—	—	—	1	2	104	140

Ending balance	$1,151	$432	$664	$130	$599	$2,224	$2,338	$1,421	$8,959

Accrued interest on loans of $2.4 million at September 30, 2025 and December 31, 2024 is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of September 30, 2025:

	September 30, 2025
	Real				ACL
	Estate	Equipment	Other	Total	Allocation

	(In thousands)

1-4 Family Residential Mortgage	$1,697	$—	$—	$1,697	$—
Home Equity and Second Mortgage	508	—	—	508	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	93	—	—	93	56
Other Construction, Development and Land	115	—	—	115	—
Commercial Real Estate	2,184	—	—	2,184	—
Commercial Business	—	1,727	135	1,862	1,233
Consumer and Other	—	—	—	—	—
	$4,597	$1,727	$135	$6,459	$1,289

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

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of September 30, 2025:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,141	$—	$1,141	$—	$1,141
Home Equity and Second Mortgage	282	—	282	—	282
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	93	93	—	93
Other Construction, Development and Land	69	—	69	—	69
Commercial Real Estate	415	—	415	—	415
Commercial Business	99	1,767	1,866	—	1,866
Consumer and Other	—	—	—	—	—

Total	$2,006	$1,860	$3,866	$—	$3,866

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of December 31, 2024:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,186	$—	$1,186	$—	$1,186
Home Equity and Second Mortgage	568	—	568	—	568
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	90	90	—	90
Other Construction, Development and Land	59	—	59	—	59
Commercial Real Estate	413	—	413	—	413
Commercial Business	99	1,967	2,066	—	2,066
Consumer and Other	—	—	—	—	—

Total	$2,325	$2,057	$4,382	$—	$4,382

No interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024.

The following table presents the aging of the amortized cost basis in loans at September 30, 2025:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,505	$365	$688	$2,558	$143,419	$145,977
Home Equity and Second Mortgage	198	122	—	320	72,588	72,908
Multifamily Residential	—	—	—	—	49,887	49,887
1-4 Family Residential Construction	—	—	93	93	17,490	17,583
Other Construction, Development and Land	24	—	69	93	44,822	44,915
Commercial Real Estate	202	—	415	617	200,867	201,484
Commercial Business	23	—	140	163	62,489	62,652
Consumer and Other	344	43	—	387	56,400	56,787

Total	$2,296	$530	$1,405	$4,231	$647,962	$652,193

The following table presents the aging of the amortized cost basis in loans at December 31, 2024:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)

1-4 Family Residential Mortgage	$1,758	$205	$828	$2,791	$136,243	$139,034
Home Equity and Second Mortgage	269	202	148	619	67,136	67,755
Multifamily Residential	—	—	—	—	36,805	36,805
1-4 Family Residential Construction	—	—	90	90	15,155	15,245
Other Construction, Development and Land	98	25	59	182	75,629	75,811
Commercial Real Estate	252	1,027	413	1,692	183,014	184,706
Commercial Business	80	25	140	245	62,473	62,718
Consumer and Other	472	54	—	526	57,880	58,406

Total	$2,929	$1,538	$1,678	$6,145	$634,335	$640,480

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

During the three and nine month periods ended September 30, 2025, there were no modifications to borrowers in financial distress. During the three and nine month periods ended September 30, 2024, the Company modified Commercial Business loans with an amortized cost basis of $2.0 million, or approximately 3% of the amortized cost of all Commercial Business loans, for which the borrowers were experiencing financial distress.  The same Commercial Business loans were modified in both periods.  The modifications for each loan were the granting of three-month, interest only payment periods with the additional three months added to the original term of the loans. No principal was forgiven, no payments were delayed, and no interest rates were reduced for the modified loans.  For the nine months ended September 30, 2024, the relationship was modified to allow for six months of interest only payments with maturity of the original loans being extended by six months.  The Company monitors the performance of modified loans and none of the modified loans were delinquent at September 30, 2025 and 2024.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three or nine months ended September 30, 2025 and 2024. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of September 30, 2025 and December 31, 2024.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Based on the analysis performed at September 30, 2025, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

September 30, 2025:	(In thousands)
1-4 Family Residential Mortgage
Pass	$22,564	$19,537	$29,541	$23,586	$20,707	$28,327	$—	$144,262
Special Mention	—	—	—	—	—	18	—	18
Substandard	—	—	—	—	91	465	—	556
Doubtful	—	—	31	150	121	839	—	1,141
	$22,564	$19,537	$29,572	$23,736	$20,919	$29,649	$—	$145,977

Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$1

Home Equity and Second Mortgage
Pass	$1,573	$1,509	$3,402	$3,031	$278	$300	$62,248	$72,341
Special Mention	59	—	—	—	—	—	—	59
Substandard	—	—	—	—	—	—	226	226
Doubtful	—	—	—	—	—	282	—	282
	$1,632	$1,509	$3,402	$3,031	$278	$582	$62,474	$72,908

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Residential
Pass	$2,250	$963	$8,991	$18,000	$8,334	$11,349	$—	$49,887
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$2,250	$963	$8,991	$18,000	$8,334	$11,349	$—	$49,887

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family Residential Construction
Pass	$10,411	$5,771	$348	$—	$—	$960	$—	$17,490
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	93	—	—	93
	$10,411	$5,771	$348	$—	$93	$960	$—	$17,583

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other Construction, Development and Land
Pass	$13,117	$13,102	$8,804	$5,904	$1,018	$2,854	$—	$44,799
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Doubtful	—	—	—	—	—	69	—	69
	$13,117	$13,102	$8,804	$5,904	$1,018	$2,970	$—	$44,915

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$16,132	$22,971	$19,461	$55,665	$24,929	$56,340	$3,136	$198,634
Special Mention	20	—	538	—	—	4	105	667
Substandard	—	307	710	—	545	206	—	1,768
Doubtful	—	—	—	—	—	415	—	415
	$16,152	$23,278	$20,709	$55,665	$25,474	$56,965	$3,241	$201,484

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

September 30, 2025:	(In thousands)
Commercial Business
Pass	$12,230	$6,103	$8,210	$7,396	$7,522	$8,366	$10,913	$60,740
Special Mention	—	—	9	—	—	—	—	9
Substandard	—	—	—	—	37	—	—	37
Doubtful	—	—	107	1,727	—	32	—	1,866
	$12,230	$6,103	$8,326	$9,123	$7,559	$8,398	$10,913	$62,652

Current period gross write-offs	$—	$—	$33	$50	$—	$—	$—	$83

Consumer and Other
Pass	$16,355	$12,584	$11,288	$4,748	$1,600	$7,037	$3,039	$56,651
Special Mention	—	—	—	4	—	—	—	4
Substandard	—	—	—	—	—	—	132	132
Doubtful	—	—	—	—	—	—	—	—
	$16,355	$12,584	$11,288	$4,752	$1,600	$7,037	$3,171	$56,787

Current period gross write-offs	$2	$109	$54	$19	$2	$5	$80	$271

Total Loans
Pass	$94,632	$82,540	$90,045	$118,330	$64,388	$115,532	$79,336	$644,803
Special Mention	79	—	547	4	—	22	105	757
Substandard	—	307	710	—	673	718	358	2,766
Doubtful	—	—	138	1,877	214	1,638	—	3,867
	$94,711	$82,847	$91,440	$120,211	$65,275	$117,910	$79,799	$652,193

Current period gross write-offs	$2	$109	$87	$69	$2	$6	$80	$355

Based on the analysis performed, the risk category of loans by class of loans as of December 31, 2024 is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total

December 31, 2024:	(In thousands)
1-4 Family Residential Mortgage
Pass	$22,095	$31,871	$26,756	$23,181	$5,824	$27,218	$—	$136,945
Special Mention	—	31	—	—	—	445	—	476
Substandard	—	—	—	—	—	427	—	427
Doubtful	—	—	41	154	73	918	—	1,186
	$22,095	$31,902	$26,797	$23,335	$5,897	$29,008	$—	$139,034

Home Equity and Second Mortgage
Pass	$2,014	$3,962	$3,617	$353	$182	$242	$56,590	$66,960
Special Mention	—	—	—	—	—	—	80	80
Substandard	—	—	—	—	—	—	147	147
Doubtful	—	—	—	—	—	568	—	568
	$2,014	$3,962	$3,617	$353	$182	$810	$56,817	$67,755

Multifamily Residential
Pass	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$—	$36,805
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$—	$36,805

1-4 Family Residential Construction
Pass	$12,186	$1,498	$642	$—	$829	$—	$—	$15,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	90	—	—	—	90
	$12,186	$1,498	$642	$90	$829	$—	$—	$15,245

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total

December 31, 2024:	(In thousands)
Other Construction, Development and Land
Pass	$11,687	$26,093	$31,645	$1,823	$1,443	$3,014	$—	$75,705
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Doubtful	—	—	—	—	—	59	—	59
	$11,687	$26,093	$31,645	$1,823	$1,443	$3,120	$—	$75,811

Commercial Real Estate
Pass	$22,024	$20,478	$41,583	$26,748	$19,760	$44,237	$2,129	$176,959
Special Mention	—	511	3,032	—	—	292	—	3,835
Substandard	311	716	—	557	211	1,704	—	3,499
Doubtful	—	—	—	—	—	413	—	413
	$22,335	$21,705	$44,615	$27,305	$19,971	$46,646	$2,129	$184,706

Commercial Business
Pass	$8,414	$10,636	$9,590	$8,699	$4,750	$4,543	$12,895	$59,527
Special Mention	486	149	130	126	15	—	162	1,068
Substandard	—	—	—	57	—	—	—	57
Doubtful	—	107	1,926	—	—	33	—	2,066
	$8,900	$10,892	$11,646	$8,882	$4,765	$4,576	$13,057	$62,718

Consumer and Other
Pass	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,577	$58,276
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	130	130
Doubtful	—	—	—	—	—	—	—	—
	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,707	$58,406

Total Loans
Pass	$98,316	$114,627	$133,927	$72,883	$41,261	$91,127	$74,191	$626,332
Special Mention	486	691	3,162	126	15	737	242	5,459
Substandard	311	716	—	614	211	2,178	277	4,307
Doubtful	—	107	1,967	244	73	1,991	—	4,382
	$99,113	$116,141	$139,056	$73,867	$41,560	$96,033	$74,710	$640,480

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both September 30, 2025 and December 31, 2024. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three and nine months ended September 30, 2025 and 2024.

5.Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At September 30, 2025 and December 31, 2024, the balance of the Bank’s investment was $1.3 million and $1.6 million, respectively, and is reflected in other assets on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the unfunded commitment related to the qualified affordable housing project investment was $120,000 and $168,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

The investment is accounted for using the proportional amortization method. During the three month periods ended September 30, 2025 and 2024, the Bank recognized amortization expense of $86,000 and $72,000, respectively, as a component of income tax expense on the consolidated statements of income. Additionally, during both of the three month periods ended September 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $102,000 which was included in income tax expense on the consolidated statements of income.  During the nine month periods ended September 30, 2025 and 2024, the Bank recognized amortization expense of $255,000 and $215,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the nine month periods ended September 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $308,000 and $305,000, respectively, which was included in income tax expense on the consolidated statements of income.

6.Renewable Energy Tax Credit Investment

On March 26, 2025, April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by solar energy producing facilities through limited liability companies. At September 30, 2025 and December 31, 2024, the balance of the Bank’s investments in the limited liability companies was $2.4 million and $401,000, respectively, and was reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the solar energy tax credit investments was $1.7 million and $276,000 at September 30, 2025 and December 31, 2024, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2025.

The investments are accounted for using the proportional amortization method. During the three month periods ended September 30, 2025 and 2024, the Bank recognized amortization expense of $872,000 and $335,000, respectively, as a component of income tax expense on the consolidated statements of income. Additionally, during the three month periods ended September 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $882,000 and $443,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the nine month periods ended September 30, 2025 and 2024, the Bank recognized amortization expense of $2.0 million and $1.2 million, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the nine month periods ended September 30, 2025 and 2024, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $2.0 million and $1.5 million, respectively, which was included in income tax expense on the consolidated statements of income.

7.Borrowed Funds

At September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings.

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

The Company also has access to the FRB Discount Window for Borrowings (“Discount Window”). The Company has pledged certain U.S Treasuries and U.S. agency notes and bonds with a carrying value of $17.0 million to secure borrowings through the Discount Window, if needed. While the Company has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at September 30, 2025 or December 31, 2024.

FHLB advances are secured under a blanket collateral agreement. At September 30, 2025, the carrying value of mortgage loans pledged as security for future FHLB advances was $65.7 million and the carrying value of CMO and mortgage-backed securities pledged as security was $17.0 million.  At September 30, 2025, the Company had a $50.2 million borrowing capacity limit with the FHLB based on pledged collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7 – continued)

On February 28, 2024, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement. This agreement expired on February 28, 2025 and automatically renewed for an additional one-year term. At September 30, 2025 and December 31, 2024, there were no borrowings under the agreement.

During the three and nine month periods ended September 30, 2025, the Company did not utilize any FHLB advances. During the three and nine month periods ended September 30, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The fixed-rate bullet advances had an average term of seven days.

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
FHLB variable-rate advances
Maximum balance at any month end	$—	$—	$—	$5,000
Average balance	—	—	—	688
Period end balance	—	—	—	—

Weighted average interest rate (annualized):
At end of period	—%	—%	—%	—%
During the period	—%	—%	—%	5.80%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$—	$—	$—	$13,000
Average balance	—	—	—	1,631
Period end balance	—	—	—	—

Weighted average interest rate (annualized):
At end of period	—%	—%	—%	—%
During the period	—%	—%	—%	5.67%

BTFP borrowings
Maximum balance at any month end	$—	$33,625	$—	$33,625
Average balance	—	33,625	—	33,055
Period end balance	—	33,625	—	33,625

Weighted average interest rate (annualized):
At end of period	—%	4.85%	—%	4.85%
During the period	—%	4.89%	—%	4.84%

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024

Basic
Earnings:
Net income attributable to First Capital, Inc.	$4,478	$2,898	$11,488	$8,678

Shares:
Weighted average common shares outstanding	3,348,618	3,347,236	3,347,380	3,345,863

Net income attributable to First Capital, Inc. per common share, basic	$1.34	$0.87	$3.43	$2.59

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$4,478	$2,898	$11,488	$8,678

Shares:
Weighted average common shares outstanding	3,348,618	3,347,236	3,347,380	3,345,863
Add: Dilutive effect of restricted stock	1,390	—	1,941	—

Weighted average common shares outstanding, as adjusted	3,350,008	3,347,236	3,349,321	3,345,863

Net income attributable to First Capital, Inc. per common share, diluted	$1.34	$0.87	$3.43	$2.59

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No restricted shares were excluded from the calculation of diluted net income per share for the three month and nine month periods ending September 30, 2025.  Restricted shares totaling 4,800 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the three and nine month periods ended September 30, 2024.

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

At September 30, 2025, 155,750 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

As of September 30, 2025, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three and nine month periods ended September 30, 2025 amounted to $13,000 and $90,000, respectively. Compensation expense related to restricted stock recognized for the three and nine month periods ended September 30, 2024 amounted to $35,000 and $168,000, respectively. The total income tax expense related to stock-based compensation was $4,000 and $15,000, for the three month periods ended September 30, 2025 and 2024, respectively. The total income tax benefit related to stock-based compensation was $13,000 and $12,000, for the nine month periods ended September 30, 2025 and 2024, respectively.

A summary of the Company’s nonvested restricted shares under the 2019 Plan as of September 30, 2025 and changes during the nine month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	4,800	$43.40
Granted	3,900	37.90
Vested	2,460	58.05
Forfeited	—	—

Nonvested at end of period	6,240	$34.19

There were 2,460 restricted shares that vested during the nine month period ending September 30, 2025 due to normal vesting.   There were 3,950 restricted shares that vested during the nine month period ended September 30, 2024 due to the retirement of a director and an employee and normal vesting.  The fair value of restricted shares that vested during the nine month periods ended September 30, 2025 and 2024 was $108,000 and $120,000, respectively.  At September 30, 2025, there was $192,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.4 years.

10.Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
(In thousands)	2025	2024

Cash payments for:
Interest	$10,899	$9,604
Income taxes (net of refunds received)	105	114

Noncash investing activities:
Agreement to invest in renewable energy tax credit facility	$1,744	$1,912

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2025. The Company had no liabilities measured at fair value as of September 30, 2025.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2025
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$83,676	$—	$83,676
Agency CMO	—	97,006	—	97,006
Agency notes and bonds	—	91,827	—	91,827
Treasury notes and bonds	5,441	—	—	5,441
Municipal obligations	—	143,677	—	143,677
Total securities available for sale	$5,441	$416,186	$—	$421,627

Equity securities	$1,013	$—	$—	1,013

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$—	$—	$494	$494
1-4 Family Residential Construction	—	—	37	37
Total collateral dependent loans	$—	$—	$531	$531

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At September 30, 2025 and December 31, 2024, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

(11 – continued)

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

At September 30, 2025, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 20% to 29%, with a weighted average discount of 28.0%.  The Company did not recognize any provision for credit losses on collateral dependent loans for the three months ended September 30, 2025.  The Company recognized provisions for credit losses on collateral dependent loans of $371,000 for the three months ended September 30, 2024.  The Company recognized provisions of credit losses on collateral dependent loans of $2,000 and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended September 30, 2025 and 2024. There were no transfers into or out of the Company’s Level 3 financial assets for the three and nine month periods ended September 30, 2025 and 2024.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2025:
Financial assets:
Cash and cash equivalents	$112,177	$112,177	$112,177	$—	$—
Interest-bearing time deposits	2,205	2,235	—	2,235	—
Securities available for sale	421,627	421,627	5,441	416,186	—
Securities held to maturity	7,000	5,332	—	5,332	—
Loans held for sale	1,026	1,045	—	1,045	—
Loans, net	642,332	616,928	—	—	616,928
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,789	4,789	—	4,789	—
Equity securities (included in other assets)	1,013	1,013	1,013	—	—

Financial liabilities:
Deposits	1,094,733	1,095,421	865,946	—	229,475
Accrued interest payable	2,118	2,118	—	2,118	—

December 31, 2024:
Financial assets:
Cash and cash equivalents	$105,917	$105,917	$105,917	$—	$—
Interest-bearing time deposits	2,695	2,725	—	2,725	—
Securities available for sale	389,243	389,243	21,549	367,694	—
Securities held to maturity	7,000	4,591	—	4,591	—
Loans held for sale	472	477	—	477	—
Loans, net	631,199	628,057	—	—	628,057
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,575	4,575	—	4,575	—
Equity securities (included in other assets)	886	886	886	—	—

Financial liabilities:
Deposits	1,066,439	1,065,687	866,559	—	199,128
Accrued interest payable	1,922	1,922	—	1,922	—

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at September 30, 2025 and December 31, 2024 represent an approximation of exit price, but an actual exit price may differ.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024

In Scope for ASC 606
Service charges on deposit accounts	$625	$610	$1,806	$1,767
ATM and debit card fees	1,191	1,144	3,374	3,354
Other	45	54	139	147
Revenue from contracts with customers	1,861	1,808	5,319	5,268

Out of Scope for ASC 606
Net gains (losses) on loans and investments	354	(72)	517	156
Increase in cash value of life insurance	51	47	172	161
Other	40	17	164	137
Other noninterest income (expense)	445	(8)	853	454

Total noninterest income	$2,306	$1,800	$6,172	$5,722

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company’s reported financial position and results of operations are described as critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, there was no significant change in the Company’s critical account policies or the application of critical accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2024.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets increased $48.0 million from $1.19 billion at December 31, 2024 to $1.24 billion at September 30, 2025.

Net loans receivable (excluding loans held for sale) increased $11.1 million from $631.2 million at December 31, 2024 to $642.3 million at September 30, 2025.  Commercial real estate, multifamily residential, 1-4 family residential mortgage, and home equity and second mortgage loans increases of $16.8 million, $13.1 million, $7.0 million, and $5.1 million, respectively, were partially offset by a decrease of $30.9 million in other construction, development and land loans during the nine months ended September 30, 2025.

Cash and cash equivalents increased from $105.9 million at December 31, 2024 to $112.2 million at September 30, 2025 primarily due to net deposit inflows at the Bank which were partially offset by loan originations and purchases of available for sale securities.

Securities available for sale increased $32.4 million from $389.2 million at December 31, 2024 to $421.6 million at September 30, 2025. Purchases of $108.0 million of securities classified as available for sale were made during the nine months ended September 30, 2025 and consisted primarily of U.S. government agency CMOs and mortgage-backed securities and municipal bonds. Principal payments and maturities of available for sale securities totaled $24.0 million and $45.1 million, respectively, during the nine months ended September 30, 2025.  Securities classified as available for sale totaling $17.9 million were sold during the nine months ended September 30, 2025 and consisted primarily of municipal and U.S. government agency notes and bonds.  In addition, there was an unrealized gain of $12.1 million on the securities available for sale portfolio during the nine month period ended September 30, 2025 due primarily to decreasing market interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total deposits increased $28.3 million from $1.07 billion at December 31, 2024 to $1.09 billion at September 30, 2025. Time deposits, non-interest bearing checking accounts, and savings accounts increases of $28.9 million, $15.5 million, and $3.7 million, respectively, were partially offset by a decrease of $20.0 million in interest bearing checking accounts during the nine months ended September 30, 2025.  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry.

The Company had no outstanding borrowings at September 30, 2025 or December 31, 2024.

Total stockholders’ equity attributable to the Company increased from $114.6 million at December 31, 2024 to $132.4 million at September 30, 2025, primarily due to a $9.3 million net unrealized gain on available for sale securities as well as an $8.5 million increase in retained net income. The net unrealized gain on available for sale securities during the period is primarily due to decreased market interest rates.

Results of Operations for the Three Month Periods Ended September 30, 2025 and 2024

Net income.  Net income attributable to the Company was $4.5 million ($1.34 per diluted share) for the three months ended September 30, 2025 compared to $2.9 million ($0.87 per diluted share) for the three months ended September 30, 2024.

Net interest income.  Net interest income after provision for credit losses increased $2.1 million for the three months ended September 30, 2025 as compared to the same period in 2024.

Total interest income increased $1.4 million when comparing the two periods primarily due to an increase in the average tax-equivalent yield on interest-earning assets from 4.59% for the quarter ended September 30, 2024 to 4.94% for the same period in 2025, in addition to an increase in the average balance of interest-earning assets from $1.17 billion for the quarter ended September 30, 2024 to $1.20 billion for the same period in 2025.

Total interest expense decreased $397,000 when comparing the two periods.  The average cost of interest-bearing liabilities decreased from 1.87% for the quarter ended September 30, 2024 to 1.66% for the same period in 2025, while the average balance of interest-bearing liabilities increased from $875.8 million for the quarter ended September 30, 2024 to $891.3 million for the same period in 2025.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.19% for the quarter ended September 30, 2024 to 3.71% for the same period in 2025.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses decreased from $463,000 for the quarter ended September 30, 2024 to $150,000 for the quarter ended September 30, 2025.  The Bank recognized net charge-offs of $17,000 and $64,000 for the quarters ended September 30, 2025 and 2024, respectively.

Noninterest income.  Noninterest income increased $506,000 for the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024 primarily due to the Company recognizing a $150,000 gain on equity securities for the quarter ended September 30, 2025 compared to a $196,000 loss on equity securities for the quarter ended September 30, 2024.  In addition, the Company recognized a $119,000 increase in gain on sale of loans as well as an increase of $47,000 in ATM and debit card fee income when comparing the two periods.  These increases were partially offset by the Company recognizing a net $39,000 loss on the sale of available for sale securities during the quarter ended September 30, 2025.  The Company did not sell any securities during the quarter ended September 30, 2024.

Noninterest expense.  Noninterest expenses increased $540,000 for the quarter ended September 30, 2025 as compared to the same period in 2024.  This was primarily due to increases in occupancy and equipment and compensation and benefits expenses of $331,000 and $202,000, respectively.  The increase in occupancy and equipment expenses is primarily due to costs for the demolition and subsequent rebuilding of one of the Bank’s Bullitt County branches in addition to a loss recognized for the remaining net book value of assets associated with the branch.  The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Income tax expense.  Income tax expense increased $530,000 for the quarter ended September 30, 2025 as compared to the same period in 2024 resulting in an effective tax rate of 19.2% for the quarter ended September 30, 2025, compared to 15.6% for the same period in 2024.  The increase in the Bank’s effective tax rate for the quarter reflects a higher proportion of net income being subject to taxation compared to the same period last year.

Results of Operations for the Nine Month Periods Ended September 30, 2025 and 2024

Net income.  Net income attributable to the Company was $11.5 million ($3.43 per diluted share) for the nine months ended September 30, 2025 compared to $8.7 million ($2.59 per diluted share) for the nine months ended September 30, 2024.

Net interest income.  Net interest income after provision for credit losses increased $4.9 million for the nine months ended September 30, 2025 as compared to the same period in 2024.

Total interest income increased $4.8 million when comparing the two periods due to an increase in the average tax-equivalent yield on interest-earning assets from 4.44% for the nine months ended September 30, 2024 to 4.80% for the same period in 2025, in addition to an increase in the average balance of interest-earning assets from $1.14 billion for the nine months ended September 30, 2024 to $1.19 billion for the same period in 2025.

Total interest expense increased $198,000 as the average cost of interest-bearing liabilities decreased from 1.72% for the nine months ended September 30, 2024 to 1.67% for the same period in 2025 while the average balance of interest-bearing liabilities increased from $846.8 million for the nine months ended September 30, 2024 to $886.0 million for the same period in 2025.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.16% for the nine months ended September 30, 2024 to 3.55% for the same period in 2025.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses decreased from $1.1 million for the nine months ended September 30, 2024 to $794,000 for the nine months ended September 30, 2025. The decrease was due to a decrease in non-performing loans and management’s consideration of macroeconomic uncertainty. The Bank recognized net charge-offs of $214,000 and $149,000 for the nine months ended September 30, 2025 and 2024, respectively.

Noninterest income.  Noninterest income increased $450,000 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.  The increase is primarily due to the Company recognizing a $127,000 gain on equity securities for the nine months ended September 30, 2025 compared to a loss of $270,000 for the same period in 2024.  In addition, the Company also recognized a $90,000 increase in gains on sale of loans and a $39,000 increase in service charges on deposits when comparing the two periods.  These were partially offset by the Company recognizing a net $94,000 loss on sale of available for sale  securities for the nine months ended September 30, 2025 compared to a net gain of $32,000 on sale of available for sale securities for the same period in 2024.

Noninterest expense.  Noninterest expenses increased $1.5 million for the nine months ended September 30, 2025 as compared to the same period in 2024. This was primarily due to increases in compensation and benefits and occupancy and equipment expenses of $769,000 and $560,000, respectively, when comparing the two periods. The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits. The increase in occupancy and equipment expenses is primarily due to costs associated with snow removal across the Company’s branch network in the first quarter of 2025, as well as a losses on the disposal of premises and equipment associated with two of the Bank’s branches, the upgrade of the Company’s call center system, and demolition of one of the Bank’s branches.

Income tax expense.  Income tax expense increased $1.1 million for the nine months ended September 30, 2025 as compared to the same period in 2024 resulting in an effective tax rate of 18.4% for the nine months ended September 30, 2025, compared to 15.0% for the same period in 2024.  The increase in the Bank’s effective tax rate for the nine months ended September 30, 2025 reflects a higher proportion of net income being subject to taxation compared to the same period last year.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2025, the Bank had cash and cash equivalents of $112.2 million and securities available-for-sale with a fair value of $421.6 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, FRB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.8 million at September 30, 2025.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank had opted into the CBLR framework as of September 30, 2025 and December 31, 2024 and its CBLR was 10.82% and 10.57% as of those dates, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2025. At both September 30, 2025 and December 31, 2024, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2025, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2025 and December 31, 2024 financial information:

	At September 30, 2025		At December 31, 2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$6,414	14.16%	$1,314	3.56%
200bp	4,521	9.98	1,154	3.13
100bp	2,362	5.22	656	1.78
Static	—	—	—	—
(100)bp	(2,410)	(5.32)	(897)	(2.43)
(200)bp	(4,817)	(10.63)	(1,681)	(4.55)
(300)bp	(6,754)	(14.91)	(2,490)	(6.74)

At September 30, 2025 and December 31, 2024, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At September 30, 2025 and December 31, 2024, the Company’s simulated exposure to a decrease in interest rates shows that an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the three and nine months ended September 30, 2025, management evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2025 and December 31, 2024 financial information:

	At September 30, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$189,609	$(4,907)	(2.52)%	17.13%	82	bp
200bp	194,007	(509)	(0.26)	17.08	77	bp
100bp	195,827	1,311	0.67	16.81	50	bp
Static	194,516	—	—	16.31	0	bp
(100)bp	192,451	(2,065)	(1.06)	15.77	(54)	bp
(200)bp	186,764	(7,752)	(3.99)	14.94	(137)	bp
(300)bp	184,673	(9,843)	(5.06)	14.38	(193)	bp

	At December 31, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$257,887	$10,236	4.13%	23.76%	261	bp
200bp	257,819	10,168	4.11	23.17	202	bp
100bp	254,035	6,384	2.58	22.26	111	bp
Static	247,651	—	—	21.15	0	bp
(100)bp	230,424	(17,227)	(6.96)	19.24	(192)	bp
(200)bp	212,461	(35,190)	(14.21)	17.26	(389)	bp
(300)bp	190,313	(57,338)	(23.15)	15.02	(613)	bp

The tables indicate that at September 30, 2025 and December 31, 2024 the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates. At September 30, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained increase of 200 and 300 basis points. At December 31, 2024, the Company would expect an increase in its EVE in the event of a sudden and sustained increase of 200 and 300 basis points. At September 30, 2025 and December 31, 2024, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point decrease in prevailing interest rates. As previously mentioned in this report, during the three and nine months ended September 30, 2025, the Company evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

July 1 through July 31, 2025	235	$43.76	235	113,236

August 1 through August 31, 2025	—	N/A	—	113,236

September 1 through September 30, 2025	1,208	43.50	1,208	112,028

Total	1,443	$43.55	1,443

On August 29, 2025, the Company entered into a Joint Rule 10b5-1/Rule 10b-18 Plan Agreement (the “Plan”) under which the Company’s designated broker has the authority to repurchase up to 113,236 shares of common stock of the Company.  The Plan commenced on September 4, 2025, and expires on August 28, 2026.  The Plan was established in connection with the Company’s previously disclosed stock repurchase authorization, which was approved by the Company’s Board of Directors on August 19, 2008.  The purchases disclosed in the table above were made pursuant to the terms of the Plan.

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 14, 2025	BY:	/s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated November 14, 2025	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer