Form 10-K
period 2025-12-31
FIRST CAPITAL INC
filed 2026-03-31
CIK 1070296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act:None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $132.4 million, based upon the closing price of $41.29 per share as quoted on The NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025.

The number of shares outstanding of the registrant’s common stock as of March 16, 2026 was 3,345,531.

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

PART I

ITEM 1.BUSINESS

General

First Capital, Inc. (the “Company,” “First Capital,” “us,” or “we”) was incorporated under Indiana law on September 11, 1998. On December 31, 1998, the Company became the holding company for First Federal Bank, A Federal Savings Bank (the “Bank”) upon the Bank’s reorganization as a wholly owned subsidiary of the Company resulting from the conversion of First Capital, Inc., M.H.C. (the “MHC”), from a federal mutual holding company to a stock holding company. On January 12, 2000, the Company completed a merger of equals with HCB Bancorp, the former holding company for Harrison County Bank, and the Bank changed its name to First Harrison Bank. On March 20, 2003, the Company acquired Hometown Bancshares, Inc. (“Hometown”), a bank holding company located in New Albany, Indiana. On December 4, 2015, the Company acquired Peoples Bancorp, Inc. of Bullitt County and its wholly-owned bank subsidiary, Peoples Bank of Bullitt County (“Peoples”), headquartered in Shepherdsville, Kentucky.

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

Loan Portfolio Analysis. The following table presents the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Mortgage Loans:
1-4 Family Residential Mortgage	$140,677	21.21%	$138,936	21.73%
Multifamily Residential	69,567	10.49%	36,822	5.77%
Commercial Real Estate	207,124	31.23%	184,851	28.91%
1-4 Family Residential Construction	15,445	2.33%	15,245	2.38%
Other Construction, Development and Land	41,227	6.22%	75,840	11.86%
Home Equity and Second Mortgage	71,435	10.77%	66,549	10.41%
Total Mortgage Loans	545,475	82.25%	518,243	81.06%

Commercial Business Loans	61,991	9.35%	62,727	9.81%
Consumer and Other	55,676	8.40%	58,406	9.13%
Total Gross Loans	663,142	100.00%	639,376	100.00%

Less:
Deferred Loan Fees Net of Direct Costs	(1,066)		(1,104)
Allowance for Credit Losses	10,108		9,281
Total Loans, Net	$654,100		$631,199

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

Retaining fixed-rate loans in its portfolio subjects the Bank to a higher degree of interest rate risk. See “Item 1A. Risk Factors–Above Average Interest Rate Risk Associated with Fixed-Rate Loans” for a further discussion of certain risks of rising interest rates. A strategic goal of the Bank is to expand its mortgage business by originating mortgage loans for sale, while offering a full line of mortgage products to current and prospective customers. This practice increases the Bank’s lending capacity and allows the Bank to more effectively manage its profitability since it is not required to predict the prepayment, credit or interest rate risks associated with retaining either the loan or the servicing asset. For the year ended December 31, 2025, the Bank originated and funded $41.8 million of residential mortgage loans for sale in the secondary market. For a further discussion of the Bank’s mortgage banking operations, see “Item 1. Business–Mortgage Banking Activities.”

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

The Bank originates speculative construction loans to a limited number of builders operating and based in the Bank’s primary market area and with whom the Bank has well-established business relationships. At December 31, 2025, the Bank had approved speculative construction loans, a construction loan for which there is not a commitment for permanent financing in place at the time the construction loan was originated, with total commitments of $6.8 million and outstanding balances of $3.1 million. The Bank limits the number of speculative construction loans outstanding to any one builder based on the Bank’s assessment of the builder’s capacity to service the debt.

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

Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from residential mortgage lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than residential mortgage loans. Because payments on loans secured by commercial properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum LTV ratio to 75% and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties based on a review of personal financial statements.

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

Aside from lines of credit, commercial business loans are generally originated for terms not to exceed seven years with variable interest rates based on the prime lending rate. Approved credit lines totaled $39.3 million at December 31, 2025, of which $11.9 million was outstanding. Lines of credit are originated at fixed and variable interest rates for one-year renewable terms.

Consumer and Other Loans. The Bank offers a variety of secured or guaranteed consumer loans, including automobile and truck loans, home equity loans, home improvement loans, boat loans, mobile home loans and loans secured by savings deposits. In addition, the Bank offers unsecured consumer loans. Consumer loans are generally originated at fixed interest rates and for terms not to exceed seven years. The largest portion of the Bank’s consumer loan portfolio consists of home equity and second mortgage loans followed by automobile and truck loans. Automobile and truck loans are originated on both new and used vehicles. Such loans are generally originated at fixed interest rates for terms up to five years and at LTV ratios up to 90% of the Kelley Blue Book value in the case of used vehicles and 100% of the purchase price in the case of new vehicles.

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

Loan Maturity and Repricing

The following table sets forth certain information at December 31, 2025 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, which are loans having neither a stated schedule of repayments nor a stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned income and Allowance for Credit Losses (“ACL”) on loans.

		After	After
		One Year	5 Years
	Within	Through	Through	After
	One Year	5 Years	15 Years	15 Years	Total

	(In thousands)

1-4 Family Residential Mortgage	$3,608	$16,793	$64,884	$55,392	$140,677
Multifamily Residential	4,255	19,545	45,767	—	69,567
Commercial Real Estate	18,045	71,553	80,625	36,901	207,124
1-4 Family Residential Construction	15,357	—	—	88	15,445
Other Construction, Development and Land	551	16,631	15,494	8,551	41,227
Home Equity and Second Mortgage	3,790	11,421	31,661	24,563	71,435
Commercial Business	18,676	31,825	8,533	2,957	61,991
Consumer and Other	16,679	33,012	5,985	—	55,676
Total Gross Loans	$80,961	$200,780	$252,949	$128,452	$663,142

The following table sets forth the dollar amount of all loans due after December 31, 2025, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed	Adjustable
	Rates	Rates

	(In thousands)

1-4 Family Residential Mortgage	$52,484	$84,585
Multifamily Residential	29,536	35,776
Commercial Real Estate	67,904	121,175
1-4 Family Residential Construction	—	88
Other Construction, Development and Land	20,228	20,448
Home Equity and Second Mortgage	8,474	59,171
Commercial Business	37,765	5,550
Consumer and Other	34,194	4,803
Total Gross Loans	$250,585	$331,596

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

Loan Commitments and Letters of Credit. The Bank issues commitments to originate fixed- and adjustable-rate single-family residential mortgage loans and commercial loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 days from the date of application, depending on the type of transaction. The Bank had outstanding loan commitments of approximately $20.6 million at December 31, 2025.

As an accommodation to its commercial business loan borrowers, the Bank issues standby letters of credit or performance bonds usually in favor of municipalities for whom its borrowers are performing services. At December 31, 2025, the Bank had outstanding letters of credit of $308,000.

Loan Origination and Other Fees. Loan fees and points are a percentage of the principal amount of the mortgage loan that is charged to the borrower for funding the loan. The Bank usually charges a fixed origination fee on residential real estate loans and long-term commercial real estate loans. Current accounting standards require loan origination fees and certain direct costs of underwriting and closing loans to be deferred and amortized into interest income over the contractual life of the loan. Deferred fees and costs associated with loans that are sold are recognized as income at the time of sale. The Bank had $1.1 million of net deferred loan costs at December 31, 2025.

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

Commitments to originate and fund mortgage loans for sale in the secondary market are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed rate mortgage commitments at market rates when initiated. At December 31, 2025, the Bank had commitments to originate $799,000 in fixed-rate mortgage loans intended for sale in the secondary market after the loans are closed. However, at December 31, 2025, the Bank had no commitments required to be accounted for at fair value, as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loans were sold. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

The Bank accrues interest on loans over 90 days past due when, in the opinion of management, the estimated value of collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank did not recognize any interest income on nonaccrual loans for the fiscal year ended December 31, 2025. The Bank would have recorded interest income of $275,000 for the year ended December 31, 2025 had nonaccrual loans been current in accordance with their original terms.

At December 31, 2025, nonperforming loans totaled $4.4 million, consisting of nonaccrual loans and accruing loans past due 90 days or more. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding nonperforming loans.

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

At December 31, 2025, the Bank had $4.3 million in doubtful/nonaccrual loans and $2.7 million in substandard loans. In addition, the Bank identified $1.9 million in loans as special mention loans at December 31, 2025. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding classified loans.

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. Values for collateral dependent loans not collateralized by real estate are generally based on recent auction results, recent public and private sales, or expert opinions for similar collateral. New appraisals are generally obtained for all significant properties when a loan is initially individually evaluated for credit losses, and a property is considered significant if the value of the property is estimated to exceed $200,000. Subsequent appraisals are obtained as needed or if management believes there has been a significant change in the market value of the property. In instances where it is not deemed necessary to obtain a new appraisal, management bases its evaluation and ACL on loans analysis on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the property. At December 31, 2025, discounts from appraised values used in management’s analysis for estimates of changes in market conditions and the condition of the collateral ranged from 20% to 40%, with a weighted average discount of 39%.

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

Foreclosed Real Estate. Foreclosed real estate held for sale is carried at fair value minus estimated costs to sell. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income or loss from operations of foreclosed real estate held for sale is reported in noninterest expense. At December 31, 2025, the Bank had no foreclosed real estate. See Note 6 in the accompanying Notes to Consolidated Financial Statements for additional information regarding foreclosed real estate.

ACL on Loans.  The Company maintains the ACL on loans to cover management’s estimate of all expected credit losses over the expected contractual life of the loan portfolio. The Company estimates the ACL on loans using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Qualitative adjustments to historical loss information are made for losses reflected by peers, changes in underwriting standards, changes in economic conditions, changes in delinquency levels, collateral values and other factors. Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. In addition, the IDFI and FDIC, as an integral part of the examination process, periodically review the Bank’s ACL on loans and may require the Bank to make additional provisions for estimated losses based on its judgments about information available to it at the time of its examination.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs. Specific allocations of the ACL on loans related to individually evaluated loans are established where the present value of the loan’s discounted cash flows, observable market price or collateral value (for collateral dependent loans) is lower than the carrying value of the loan. The identification of these loans results from the loan review process that identifies and monitors credits with weaknesses or conditions which call into question the full collection of the contractual payments due under the terms of the loan agreement. Factors considered by management include, among others, payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. At December 31, 2025, the Company’s specific allocation of the ACL for loans totaled $1.3 million.

At December 31, 2025, the Company’s ACL on loans totaled $10.1 million, of which $7.6 million related to qualitative factor adjustments. At December 31, 2024, the Company’s ACL totaled $9.3 million, of which $6.4 million related to qualitative factor adjustments.

See Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding management’s methodology for estimating the ACL on loans.

Allowance for Credit Losses Analysis

The following table sets forth an analysis of the Bank’s ACL on loans for the periods indicated.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)

Beginning balance	$9,281	$8,005	$7,333
Provision for credit losses	1,144	1,449	1,141
	10,425	9,454	8,474

Recoveries:
1-4 Family Residential Mortgage	7	29	21
Multifamily Residential	—	—	—
Commercial Real Estate	—	1	—
1-4 Family Residential Construction	—	—	—
Other Construction, Development and Land	1	—	—
Home Equity and Second Mortgage	1	4	2
Commercial Business	35	2	9
Consumer and Other	138	140	180
Total recoveries	182	176	212

Charge-offs:
1-4 Family Residential Mortgage	1	4	31
Multifamily Residential	—	—	—
Commercial Real Estate	—	—	—
1-4 Family Residential Construction	—	—	—
Other Construction, Development and Land	—	—	—
Home Equity and Second Mortgage	—	—	15
Commercial Business	83	—	205
Consumer and Other	415	345	430
Total charge-offs	499	349	681
Net charge-offs	(317)	(173)	(469)
Balance at end of period	$10,108	$9,281	$8,005

Ratio of allowance to total loans outstanding at the end of the period	1.52%	1.45%	1.29%

Ratio of nonaccrual loans to total loans	0.64%	0.69%	0.28%

Allowance as a % of nonperforming loans	232.31%	211.80%	457.17%

Ratio of net charge-offs to average loans outstanding during the period:
1-4 Family Residential Mortgage	0.00%	-0.02%	0.01%
Multifamily Residential	0.00%	0.00%	0.00%
Commercial Real Estate	0.00%	0.00%	0.00%
1-4 Family Residential Construction	0.00%	0.00%	0.00%
Other Construction, Development and Land	0.00%	0.00%	0.00%
Home Equity and Second Mortgage	0.00%	-0.01%	0.02%
Commercial Business	0.08%	0.00%	0.29%
Consumer and Other	0.49%	0.35%	0.45%
Total net charge-offs to average loans outstanding during the period	0.05%	0.03%	0.08%

ACL on Loans Analysis. The following table sets forth the breakdown of the ACL on loans by loan category at the dates indicated.

	At December 31,
	2025		2024
		Percent of Outstanding		Percent of Outstanding
	Amount	Loans in Category	Amount	Loans in Category

	(Dollars in thousands)
1-4 Family Residential Mortgage	$1,393	21.21%	$1,592	21.73%
Multifamily Residential	696	10.49%	545	5.77%
Commercial Real Estate	3,243	31.23%	2,459	28.91%
1-4 Family Residential Construction	213	2.33%	184	2.38%
Other Construction, Development and Land	437	6.22%	588	11.86%
Home Equity and Second Mortgage	937	10.77%	478	10.41%
Commercial Business	2,252	9.35%	2,424	9.81%
Consumer and Other	937	8.40%	1,011	9.13%
Total allowance for credit losses	$10,108	100.00%	$9,281	100.00%

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

The Bank periodically invests in mortgage-backed securities, including mortgage-backed securities guaranteed or insured by Ginnie Mae, Fannie Mae or Freddie Mac. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. As of December 31, 2025, all of the Bank’s mortgage-backed securities had fixed rates.

The Bank also invests in collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Fannie Mae and Freddie Mac. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.

The following table sets forth the securities portfolio at the dates indicated.

	At December 31,				At December 31,
	2025				2024
				Weighted				Weighted
	Fair	Amortized	Percent of	Average	Fair	Amortized	Percent of	Average
	Value	Cost	Portfolio	Yield (1)	Value	Cost	Portfolio	Yield (1)

	(Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
Debt securities:
U.S. Agency notes and bonds:
Due in one year or less	$58,749	$59,450	13.54%	0.86%	$44,604	$45,650	10.72%	0.77%
Due after one year through five years	11,264	11,650	2.65%	1.29%	69,986	73,658	17.29%	1.04%
Due after five years through ten years	4,378	4,348	0.99%	5.07%	3,490	3,526	0.83%	4.76%
Due after ten years	—	—	0.00%	0.00%	—	—	0.00%	0.00%

U.S. Treasury notes and bonds:
Due in one year or less	—	—	0.00%	0.00%	18,772	18,940	4.45%	1.72%
Due after one year through five years	2,461	2,485	0.57%	2.84%	2,777	2,864	0.67%	2.92%
Due after five years through ten years	—	—	0.00%	0.00%	—	—	0.00%	0.00%
Due after ten years	—	—	0.00%	0.00%	—	—	0.00%	0.00%

Mortgage-backed securities and CMOs (3)
Due in one year or less	64	64	0.01%	1.11%	90	91	0.02%	0.98%
Due after one year through five years	4,519	4,644	1.06%	1.70%	5,048	5,245	1.23%	1.58%
Due after five years through ten years	9,709	10,460	2.38%	1.46%	8,625	9,304	2.18%	1.69%
Due after ten years	178,384	181,068	41.22%	4.26%	101,696	109,476	25.71%	3.48%

Municipal obligations
Due in one year or less	1,544	1,560	0.36%	1.68%	1,626	1,617	0.38%	3.94%
Due after one year through five years	19,964	20,869	4.75%	1.94%	24,840	26,118	6.13%	2.08%
Due after five years through ten years	68,574	74,890	17.05%	2.58%	50,011	56,033	13.16%	2.70%
Due after ten years	57,580	60,679	13.82%	3.75%	57,678	66,413	15.59%	2.71%

	$417,190	$432,167	98.40%		$389,243	$418,935	98.36%

SECURITIES HELD TO MATURITY (2)
Corporate notes:
Due in one year or less	$—	$—	0.00%	0.00%	$—	$—	0.00%	0.00%
Due after one year through five years	—	—	0.00%	0.00%	—	—	0.00%	0.00%
Due after five years through ten years	1,560	2,000	0.46%	3.27%	1,324	2,000	0.47%	3.25%
Due after ten years	3,683	5,000	1.14%	3.91%	3,267	5,000	1.17%	3.92%

	$5,243	$7,000	1.60%		$4,591	$7,000	1.64%
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

ACL on Available for Sale Debt Securities

For available for sale (“AFS”) debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes.

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

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At December 31, 2025, the estimated reserve was immaterial.

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

The following table presents the maturity distribution of time deposits that are in excess of the FDIC insurance limit (currently $250,000) as of December 31, 2025.

Maturity Period	Balance
(In thousands)

Three months or less	$26,439
Three through six months	24,305
Six through twelve months	13,514
Over twelve months	2,355
Total	$66,613

Uninsured deposits, which are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $263.8 million and $331.4 million at December 31, 2025 and 2024, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At December 31,
	2025			2024
		Percent			Percent
		of	Increase		of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)

	(Dollars in thousands)

Non-interest bearing demand	$220,053	19.60%	$22,060	$197,993	18.57%	$(7,541)
NOW accounts	361,245	32.17%	(15,892)	377,137	35.36%	(14,096)
Savings accounts	222,500	19.81%	(135)	222,635	20.88%	(14,907)
Money market accounts	81,824	7.29%	13,030	68,794	6.45%	3,479
Fixed rate time deposits
which mature:
Within one year	221,957	19.76%	33,722	188,235	17.65%	77,549
After one year, but
within three years	13,409	1.19%	3,663	9,746	0.91%	(2,721)
After three years, but
within five years	2,002	0.18%	103	1,899	0.18%	(535)
After five years	—	0.00%	—	—	0.00%	—
Total	$1,122,990	100.00%	$56,551	$1,066,439	100.00%	$41,228

Borrowings. The Bank relies upon advances from the FHLB and other sources to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by certain investment securities, first mortgage loans and Home Equity Lines of Credit.

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

The Bank also has access to the FRB’s Discount Window for borrowings. The Bank has pledged certain U.S. Treasuries and U.S. agency notes and bonds to secure borrowings through the Discount Window, if needed. While the Bank has conducted a test borrowing through the Discount Window, at December 31, 2025, there were no borrowings outstanding through the Discount Window.

On February 28, 2024, the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under a blanket collateral agreement. This agreement expires on March 2, 2027. At December 31, 2025, there were no borrowings under the agreement.

The Bank did not utilize either advances from the FHLB or borrowings from the FRB during the year ended December 31, 2025. The Bank had no outstanding borrowings at December 31, 2025. See Note 10 in the accompanying Notes to Consolidated Financial Statements for additional information regarding the Bank’s utilization of borrowed funds in prior years.

The Bank also has an unsecured federal funds purchased line of credit through Independent Correspondent Bankers’ Bank with a maximum borrowing amount of $5.0 million and a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2025, the Bank had no outstanding federal funds purchased under the lines of credit and the Bank had no borrowings under the lines of credit during 2025.

Subsidiary Activities

The Bank is a subsidiary and is wholly-owned by the Company. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability corporation that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc., incorporated to hold a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank acquired in connection with the acquisition of Peoples that is currently inactive. FHB Risk Mitigation Services, Inc. (“Captive”) was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance was not available or economically feasible in the insurance marketplace. On April 10, 2023, the IRS issued IR-2023-74 and proposed regulations that may have resulted in the Captive being considered a listed transaction. The proposed regulations included the possibility of material tax expense to the consolidated group if finalized in their current form. The Captive was formally dissolved with all remaining assets transferred to the Company on December 31, 2023.

Human Capital

As of December 31, 2025, the Bank had 176 full-time employees and 40 part-time employees. A collective bargaining unit does not represent the employees and the Bank considers its relationship with its employees to be good.

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

The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with its regulatory agencies concerning its activities and financial condition and obtain regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The IDFI and FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the IDFI, FDIC, Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

Dividends. The Federal Reserve Board’s policy is that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and their holding companies. Depository institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. As a general matter, the Federal Reserve Board has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. Notwithstanding the availability of funds for dividends, however, a banking regulator may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

Repurchase or Redemption of Shares. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board . The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR was 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021, 8% for 2022 and 9% for 2023 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2025 and, as of that date, its CBLR was 11.01%, meeting all capital adequacy requirements in effect at that date.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 11 regional FHLBs and the Office of Finance. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in its regional FHLB, which for the Bank is the Federal Home Loan Bank of Indianapolis. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2025 of $1.7 million.

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

Federal Reserve System

Previously, the Federal Reserve Board regulations required banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). However, effective March 26, 2020, the Federal Reserve Board set reserve requirement ratios to 0.0%, and the requirement remained at 0.0% at December 31, 2025. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

On March 12, 2020, the SEC finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increased the threshold criteria for meeting these categories and were effective on April 27, 2020. Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter. The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year. The Company has met this expanded category of smaller reporting company at every fiscal year end since 2019 and is no longer considered an accelerated filer. If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer.” The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Smaller reporting companies also have additional time to file quarterly and annual financial statements. All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for SEC reporting purposes if a company is not an accelerated or large accelerated filer. Therefore, the Company’s independent registered public accounting firm was not required for SEC reporting purposes to attest on internal control over financial reporting as of December 31, 2025.

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

State Taxation

Indiana. Effective July 1, 2013, Indiana amended its tax code to provide for reductions in the franchise tax rate. For the years ended December 31, 2023, 2024 and 2025, Indiana imposed a franchise tax based on a financial institution’s adjusted gross income as defined by statute at a rate of 4.90%. In computing Indiana taxable income, deductions for municipal interest, state and local income taxes and certain accelerated depreciation permitted for federal tax purposes are disallowed. The Company’s Indiana tax returns for 2018, 2019 and 2020 were audited by the Indiana Department of Revenue during 2022.

Kentucky. For the years ended December 31, 2023, 2024 and 2025, the Company was subject to Kentucky Corporate income taxes at a rate of 5.00%. The Company’s Kentucky tax returns have not been audited in the past five years.

ITEM 1A.RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully read and consider the following risks and uncertainties. We may encounter risks in addition to those described below, including risks and uncertainties not currently known to us or those we currently deem to be immaterial. The risks described below, as well as such additional risks and uncertainties, may impair or materially and adversely affect our business, results of operations, and financial condition. The risks are organized in the following categories:

●	Credit Risk
●	Liquidity and Interest Rate Risk
●	Operational Risk
●	Strategic and External Risk
●	Regulatory, Compliance, Legal, and Other Risk
●	Risks Related to the Company’s Stock
●	General Risk Factors

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

At December 31, 2025, the Bank’s commercial business loan portfolio amounted to $62.0 million, or 9.4% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market area. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. See “Item 1. Business–Lending Activities–Commercial Business Loans.”

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2025, the Bank’s commercial real estate loan portfolio amounted to $207.1 million, or 31.2% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. See “Item 1. Business–Lending Activities–Commercial Real Estate Loans.”

Non-performing assets take significant time to resolve, adversely affect our results of operations and financial condition, and could result in losses.

At December 31, 2025, our non-performing assets, consisting entirely of non-performing loans, totaled $4.4 million, or 0.65% of our gross loans and 0.34% of our total assets. Our non-performing loans adversely affect our net income in various ways. We do not record interest income on non-accrual loans, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs, and adversely affecting our efficiency ratio. When we take collateral in repossession and similar proceedings, we are required to mark the collateral to its then net realizable value, less estimated selling costs, which may result in a loss. These non-performing loans and repossessed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which may adversely affect our business, results of operations, and financial condition.

Liquidity and Interest Rate Risk

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

The Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2025, $308.8 million, or 46.6% of the Bank’s total loans receivable, had fixed interest rates all of which were held for investment. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market. For a discussion of the Bank’s loan portfolio, see “Item 1. Business– Lending Activities.”

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

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, control, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, information and cyber security risk, compensation risk, and legal and compliance risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses which could adversely affect our business, results of operations, and financial condition.

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

Regulatory, Compliance, Legal, and Other Risk

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

The Company’s cybersecurity risk management program is integrated into our enterprise risk management program and is designed to expeditiously identify, analyze and protect against security threats to its computer systems, software, networks, storage devices and other technology assets. Our management team, with input from our Board of Directors, proactively manages the Company’s cybersecurity risks to avoid or minimize the impacts of attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt service, sabotage systems or cause other damage. Specifically, the Company has appointed a Chief Information Officer (“CIO”) to maintain a comprehensive information security program. Our strategy includes a continuous improvement mindset along with a defense in depth approach to cybersecurity. Our layered security architecture consists of innovative technology to detect, prevent, and mitigate cybersecurity threats. Ongoing proactive analysis of cyber threat intelligence ensures that we are taking the appropriate counter measures to defend against the latest threats. We use monitoring and preventive controls to detect and respond swiftly to data breaches and cyber threats involving our systems. We regularly evaluate our systems and controls and implement upgrades as necessary. This includes regular consultation with external cybersecurity experts. In addition, we participate in external tabletop exercises on a regular basis in addition to conducting our own internal tests of our systems. We also attempt to reduce our exposure to our vendors’ data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions. The additional cost to us of data and cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and testing firms, insurance premium costs, legal fees and the cost of personnel who focus a substantial portion of their responsibilities on data security and cybersecurity.

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

To our knowledge, previous cybersecurity incidents have not materially affected the Company, its business strategy, financial condition or results of operation. With regard to the possible impact of future cybersecurity threats or incidents, see “Item 1A. Risk Factors.”

ITEM 2.	PROPERTIES

The following table sets forth certain information regarding the Bank’s offices as of December 31, 2025.

	Approximate
	Year	Net Book	Owned/	Square
Location	Opened	Value (1)	Leased	Footage

	(Dollars in thousands)
Main Office:
220 Federal Drive, NW
Corydon, Indiana 47112	1997	1,450	Owned	12,000

Branch Offices:
8095 State Highway 135, NW
New Salisbury, Indiana 47161	1999	351	Owned	3,500

710 Main Street
Palmyra, Indiana 47164	1991	614	Owned	6,000

9849 Highway 150
Greenville, Indiana 47124	1986	474	Owned	2,484

5100 State Road 64
Georgetown, Indiana 47122	2008	904	Owned	4,988

4303 Charlestown Crossing
New Albany, Indiana 47150	1999	615	Owned	3,500

3131 Grant Line Road
New Albany, Indiana 47150	2003	1,152	Owned	12,200

5609 Williamsburg Station Road
Floyds Knobs, Indiana 47119	2003	488	Owned	4,160

2744 Allison Lane
Jeffersonville, Indiana 47130	2003	889	Owned	4,090

1312 S. Jackson Street
Salem, Indiana 47167	2007	687	Owned	3,400

2420 Barron Avenue, NW
Lanesville, Indiana 47136	2010	663	Owned	1,450

7735 Highway 62
Charlestown, Indiana 47111	2017	1,255	Owned	2,500

1612 Highway 44 East
Shepherdsville, Kentucky 40165	1980	1,963	Owned	11,892

130 S. Buckman Street
Shepherdsville, Kentucky 40165	1962	284	Owned	3,840

550 John Harper Highway
Shepherdsville, Kentucky 40165	1999	1,447	Owned	6,648

100 S. Bardstown Road
Mount Washington, Kentucky 40047	1991	953	Owned	5,169

140 S. Poplar Street
Lebanon Junction, Kentucky 40150	1973	168	Owned	2,795
(1)	Represents the net value of land, buildings, furniture, fixtures and equipment owned by the Bank.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2025, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. From time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of the Company are traded on The NASDAQ Capital Market under the symbol “FCAP.” As of December 31, 2025, the Company had 831 stockholders of record and 3,341,871 common shares outstanding. This does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers. See Note 17 in the accompanying Notes to Consolidated Financial Statements for information regarding dividend restrictions applicable to the Company.

The following table lists quarterly market price and dividend information per common share for the years ended December 31, 2025 and 2024 as reported by NASDAQ.

				Market Price
	High Sale	Low Sale	Dividends	End of Period
2025:
First Quarter	$39.40	$30.49	$0.29	$38.15
Second Quarter	53.85	37.53	0.29	41.29
Third Quarter	46.52	33.73	0.31	45.80
Fourth Quarter	71.00	37.64	0.31	59.20

2024:
First Quarter	$30.40	$26.03	$0.27	$28.55
Second Quarter	31.40	26.73	0.27	29.99
Third Quarter	38.00	29.01	0.29	34.96
Fourth Quarter	37.50	28.50	0.29	32.25

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

Repurchases of Equity Securities

On August 19, 2008, the Board of Directors authorized the repurchase of up to 240,467 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the Board of Directors terminates the program earlier. There were 12,039 shares purchased under the stock repurchase program during the quarter ended December 31, 2025. The maximum number of shares that may yet be purchased under the plan is 99,989.

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

October 1 through October 31, 2025	6,283	$41.55	6,283	105,745

November 1 through November 31, 2025	5,652	45.09	5,652	100,093

December 1 through December 31, 2025	104	65.00	104	99,989

Total	12,039	$43.42	12,039

On August 29, 2025, the Company entered into a Joint Rule 10b5-1/Rule 10b-18 Plan Agreement (the “10b5-1 Plan”) under which the Company’s designated broker has the authority to repurchase up to 113,236 shares of common stock of the Company.  The Plan commenced on September 4, 2025, and expires on August 28, 2026.  The Plan was established in connection with the Company’s previously disclosed stock repurchase authorization, which was approved by the Company’s Board of Directors on August 19, 2008.  The purchases disclosed in the table above were pursuant to the terms of the 10b5-1 Plan.

Sales of Unregistered Equity Securities

There were no sales of unregistered Company securities sold by the Company in the years 2023, 2024, or 2025.

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

Management uses various indicators to evaluate the Company’s financial condition and results of operations. Indicators include the following:

●	Net income and earnings per share – Net income attributable to the Company was $16.4 million, or $4.89 per diluted share for 2025 compared to $11.9 million, or $3.57 per diluted share for 2024 and $12.8 million, or $3.82 per diluted share for 2023.
●	Return on average assets and return on average equity – Return on average assets for 2025 was 1.34% compared to 1.02% for 2024 and 1.12% for 2023, and return on average equity for 2025 was 13.18% compared to 10.97% for 2024 and 14.03% for 2023.
●	Efficiency ratio – The Company’s efficiency ratio (defined as noninterest expenses divided by net interest income plus noninterest income) was 58.4% for 2025 compared to 64.1% for 2024 and 61.6% for 2023.
●	Asset quality – Net loan charge-offs totaled $469,000 for 2023, $173,000 for 2024 and $317,000 for 2025, and the ratio of net charge-offs to average loans outstanding remained virtually unchanged at 0.08% for 2023, 0.03% for 2024 and 0.05% for 2025. In addition, total nonperforming assets (consisting of nonperforming loans) remained virtually unchanged at $4.4 million, or 0.37% of total assets, at December 31, 2024 and $4.4 million, or 0.34% of total assets, at December 31, 2025. The ACL on loans was 1.52% of total outstanding loans and 232.3% of nonaccrual loans at December 31, 2025 compared to 1.45% of total outstanding loans and 211.8% of nonaccrual loans at December 31, 2024.
●	Shareholder return – Total annual shareholder return, including the increase in the Company’s stock price from $32.25 at December 31, 2024 to $59.20 at December 31, 2025 and dividends of $1.20 per share, was 87.3% for 2025 compared to 19.6% for 2024 and 16.4% for 2023. The total return for the three-year period was 151.4%.

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

In recent years, the Company’s operating strategy has also included strategies designed to enhance profitability by increasing sources of noninterest income and improving operating efficiency while managing its capital and limiting its credit risk and interest rate risk exposures. To accomplish these objectives, the Company has focused on the following:

●	Monitoring asset quality and credit risk in the loan and investment portfolios and originating high-quality commercial and consumer loans. In 2026, management will continue to focus on maintaining a reduced level of nonperforming assets through improved collection efforts and underwriting on nonperforming loans.
●	Being active in the local community, particularly through our efforts with local schools, to uphold our high standing in our community and marketing to our next generation of customers.
●	Improving profitability by expanding our product offerings to customers and leveraging recent investments in technology to increase the productivity and efficiency of our staff. We continue to implement recommendations from a previously completed profit improvement project conducted by an outside consulting firm that we believe will improve overall profitability in future periods through increased noninterest income and decreased noninterest expenses.
●	Continuing to emphasize commercial real estate and other commercial business lending as well as consumer lending. The Bank will also continue to focus on increasing secondary market lending as a source of noninterest income. Management intends to continue to focus on growth in the loan portfolio and the secondary market lending programs in our market areas.
●	Growing commercial and personal demand deposit accounts which provide a low-cost funding source.
●	Continuing to evaluate vendor contracts for potential cost savings and efficiencies.
●	Continuing our capital management strategy to enhance shareholder value through the repurchase of Company stock and the payment of dividends.
●	Evaluating growth opportunities to expand the Bank’s market area and market share through acquisitions of other financial institutions or branches of other institutions. Our focus in 2026 will be to continue the enhancement and expansion of our customer relationships in these and surrounding markets.
●	Ensuring that the Company attracts and retains talented personnel and that an optimal level of performance and customer service is promoted at all levels of the Company.

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

FINANCIAL CONDITION DATA:
	At December 31,
	2025	2024	2023	2022	2021

	(In thousands)
Total assets	$1,271,995	$1,187,523	$1,157,880	$1,151,400	$1,156,603
Cash and cash equivalents (1)	137,288	105,917	38,670	66,298	172,509
Securities available for sale	417,190	389,243	437,271	460,819	447,335
Securities held to maturity	7,000	7,000	7,000	7,000	2,000
Interest-bearing time deposits	1,470	2,695	3,920	3,677	4,839
Net loans	654,100	631,199	614,409	557,958	483,287
Deposits	1,122,990	1,066,439	1,025,211	1,060,396	1,035,562
Borrowings	—	—	21,500	—	—
Stockholders' equity, net of noncontrolling interest in subsidiary	137,797	114,599	105,233	85,158	113,828

OPERATING DATA:	For the Year Ended
	December 31,
	2025	2024	2023	2022	2021

	(In thousands)
Interest income	$56,847	$50,471	$43,605	$33,940	$29,460
Interest expense	14,697	14,681	9,017	1,594	1,128
Net interest income	42,150	35,790	34,588	32,346	28,332
Provision for (recapture of) credit losses	1,144	1,449	1,141	950	(325)
Net interest income after provision for (recapture of) credit losses	41,006	34,341	33,447	31,396	28,657
Noninterest income	8,465	7,656	7,632	7,927	9,551
Noninterest expense	29,562	27,828	26,028	25,088	24,531
Income before income taxes	19,909	14,169	15,051	14,235	13,677
Income tax expense	3,529	2,216	2,248	2,320	2,240
Net Income	16,380	11,953	12,803	11,915	11,437

Less: net income attributable to noncontrolling interest in subsidiary	13	13	13	13	13
Net Income attributable to First Capital Inc.	$16,367	$11,940	$12,790	$11,902	$11,424

PER SHARE DATA (2):
Net income - basic	$4.89	$3.57	$3.82	$3.55	$3.41
Net income - diluted	4.89	3.57	3.82	3.55	3.41
Dividends	1.20	1.12	1.08	1.04	1.04
(1)	Includes cash and due from banks, interest-bearing deposits in other depository institutions and federal funds sold.
(2)Per share data excludes net income attributable to noncontrolling interests.

SELECTED FINANCIAL RATIOS:	At or For the Year Ended
	December 31,
	2025	2024	2023	2022	2021
Performance Ratios:

Return on assets (1)	1.34%	1.02%	1.12%	1.03%	1.05%
Return on average equity (2)	13.18%	10.97%	14.03%	13.07%	10.15%
Dividend payout ratio (3)	24.54%	31.37%	28.27%	29.30%	30.50%
Average equity to average assets	10.14%	9.31%	7.97%	7.89%	10.37%
Interest rate spread (4)	3.19%	2.76%	2.85%	2.90%	2.80%
Net interest margin (5)	3.61%	3.20%	3.16%	2.95%	2.84%
Non-interest expense to average assets	2.41%	2.38%	2.28%	2.17%	2.26%
Average interest earning assets to average interest bearing liabilities	134.30%	134.25%	138.88%	140.23%	139.51%

Regulatory Capital Ratios (Bank only):

Community bank leverage ratio (6)	11.01%	10.57%	9.92%	9.18%	8.84%

Asset Quality Ratios:

Nonperforming loans as a percent of net loans (7)	0.67%	0.69%	0.28%	0.27%	0.28%
Nonperforming assets as a percent of total assets (8)	0.34%	0.37%	0.15%	0.13%	0.12%
Allowance for credit losses as a percent of gross loans receivable	1.52%	1.45%	1.29%	1.20%	1.25%
(1)	Net income attributable to First Capital, Inc. divided by average assets.
(2)	Net income attributable to First Capital, Inc. divided by average equity.
(3)	Common stock dividends declared per share divided by net income per share.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal rate of 21%.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Effective March 31, 2020, the Bank opted in to the Community Bank Leverage Ratio (CBLR) framework. As such, the other regulatory ratios are no longer provided.
(7)	Nonperforming loans consist of loans accounted for on a nonaccrual basis and accruing loans 90 days or more past due.
(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Net Income. Net income attributable to the Company was $16.4 million ($4.89 per share diluted; weighted average common shares outstanding of 3,347,989, as adjusted) for the year ended December 31, 2025 compared to $11.9 million ($3.57 per share diluted; weighted average common shares outstanding of 3,346,161, as adjusted) for the year ended December 31, 2024.

Net Interest Income. Net interest income increased $6.4 million, or 17.8%, from $35.8 million for 2024 to $42.2 million for 2025 primarily due to increases in the average tax-equivalent yield on interest-earning assets, the average balance of interest-earning assets and a decrease in the cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities.

Total interest income increased $6.4 million for 2025 as compared to 2024. The increase was primarily due to an increase in the tax-equivalent yield on interest-earning assets increased from 4.49% in 2024 to 4.85% in 2025. The increase in the yield was primarily due to an increase in the tax-equivalent yield on loans from 6.05% in 2024 to 6.29% in 2025. Interest on loans increased $2.6 million when comparing the two periods due to an increase in the average balance of loans from $634.0 million in 2024 to $651.8 million in 2025. In addition, the Company’s lower yielding securities continue to mature with proceeds being reinvested in higher yielding loans or interest-bearing deposits with other banks. Interest and dividends on investment securities (including FHLB stock) increased $1.9 million for 2025 compared to 2024 due to an increase in the tax-equivalent yield on investment securities from 2.25% in 2024 to 2.80% in 2025, partially offset by a decrease in the average balance of investment securities from $455.1 million for 2024 to $433.8 million for 2025. Other interest income increased $1.9 million for 2025 as compared to 2024 primarily due to an increase in the average balance of interest-bearing deposits with banks from $52.0 million in 2024 to $104.4 million in 2025 partially offset by the yield of interest-bearing deposits with banks decreasing from 5.09% to 4.31% when comparing the two periods.

Total interest expense was $14.7 million for 2025 and 2024.  Increases in the average balance of interest-bearing liabilities from $850.0 million for 2024 to $886.0 million for 2025 were offset by a decrease in the average cost of interest-bearing liabilities from 1.73% for 2024 to 1.66% for 2025. The Company’s average balance of interest-bearing deposits increased from $820.4 million for 2024 to $886.0 million for 2025 in addition to the average cost of interest-bearing deposits increasing from 1.61% for 2024 to 1.66% for 2025. The Company’s average balance of outstanding advances from the FHLB decreased from $1.7 million at an average rate of 5.70% for 2024 to the Company having no outstanding advances for 2025.  The Company’s average outstanding borrowings under the Federal Reserve Bank’s BTFP decreased from $27.9 million at an average rate of 4.85% for 2024 to having no outstanding borrowings for 2025. For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2025 and 2024 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Credit Losses. Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses decreased from $1.4 million for 2024 to $1.1 million for 2025.   The decrease primarily reflected a lower incremental change in estimated lifetime expected credit losses under the Bank’s ACL methodology for loans and unfunded commitments compared to prior year. The Bank recognized net charge-offs of $317,000 for 2025 compared to $173,000 for 2024. In addition, nonperforming loans remained unchanged at $4.4 million at December 31, 2025 and 2024.

Noninterest Income. Noninterest income increased $809,000 for 2025 as compared to 2024 primarily due to the Company recognizing a $149,000 gain on equity securities for 2025 compared to a $374,000 loss on equity securities for 2024.  In addition, the Company recognized a $238,000 increase in gains on sale of loans as well as an increase of $73,000 in ATM and debit card fee income when comparing the two periods.  These increases were partially offset by the Company recognizing a net $94,000 loss on sale of available for sale securities during 2025 compared to a net $32,000 gain on sale of available for sale securities during 2024.

Noninterest Expense. Noninterest expenses increased $1.7 million for the year ended December 31, 2025 as compared to the same period in 2024. This was primarily due to increases in compensation and benefits and occupancy and equipment expenses of $1.3 million and $472,000, respectively. The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits.  The increase in occupancy and equipment expenses is primarily due to costs associated with snow removal across the Company’s branch network in the first quarter of 2025, as well as losses on the disposal of premises and equipment associated with two of the Bank’s branches, the upgrade of the Company’s call center system, and the demolition of one of the Bank’s branches.

Income Tax Expense. Income tax expense increased $1.3 million for 2025 as compared to 2024 resulting in an effective tax rate of 17.7% for 2025, compared to 15.6% for 2024. See Note 12 of the accompanying Notes to Consolidated Financial Statements for additional details on the Company’s income tax expense.

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net Income. Net income attributable to the Company was $11.9 million ($3.57 per share diluted; weighted average common shares outstanding of 3,346,161 as adjusted) for the year ended December 31, 2024 compared to $12.8 million ($3.82 per share diluted; weighted average common shares outstanding of 3,347,341, as adjusted) for the year ended December 31, 2023.

Net Interest Income. Net interest income increased $1.2 million, or 3.5%, from $34.6 million for 2023 to $35.8 million for 2024 primarily due to increases in the average tax-equivalent yield on interest-earning assets partially offset by increases in the average balance and cost of interest-bearing liabilities.

Total interest income increased $6.9 million for 2024 as compared to 2023.  The increase was primarily due to an increase in the tax-equivalent yield on interest-earning assets from 3.96% in 2023 to 4.49% in 2024.  The increase in the yield was primarily due to an increase in the tax-equivalent yield on loans from 5.66% in 2023 to 6.05% in 2024.  Interest on loans increased $4.9 million when comparing the two periods due to an increase in the average balance of loans from $590.6 million in 2023 to $634.0 million in 2024.  In addition, the Company’s lower yielding securities continue to mature with proceeds being reinvested in higher yielding loans or federal funds sold.  Interest and dividends on investment securities (including FHLB stock) increased $567,000 for 2024 compared to 2023 due to an increase in the tax-equivalent yield on investment securities from 1.95% in 2023 to 2.25% in 2024, partially offset by a decrease in the average balance of investment securities from $506.5 million for 2023 to $455.1 million for 2024.  Other interest income increased $1.4 million for 2024 as compared to 2023 primarily due to an increase in the average balance of federal funds sold from $19.5 million in 2023 to $45.6 million in 2024 in addition to the tax-equivalent yield of federal funds sold increasing from 5.07% to 5.17% when comparing the two periods.

Total interest expense increased $5.7 million, from $9.0 million for 2023 to $14.7 million for 2024, due to increases in the average cost of interest-bearing liabilities from 1.11% for 2023 to 1.73% for 2024 and in the average balance of interest-bearing liabilities from $809.2 million for 2023 to $850.0 million for 2024.  The Company’s average balance of interest-bearing deposits increased from $794.4 million for 2023 to $820.4 million for 2024 in addition to the average cost of interest-bearing deposits increasing from 1.04% for 2023 to 1.61% for 2024.  The Company’s average outstanding borrowings from the FHLB decreased from $6.1 million for 2023 to $1.7 million for 2024, partially offset by an increase in the average rate on outstanding advances from the FHLB from 5.59% for 2023 to 5.70% for 2024.  The Company’s average outstanding borrowings under the Federal Reserve Bank’s BTFP increased from $8.6 million for $27.9 million for 2024, partially offset by a decrease in the average rate on outstanding borrowings under the Federal Reserve Bank’s BTFP from 5.05% for 2023 to 4.85% for 2024.  For further information, see “Average Balances and Yields” below. The changes in interest income and interest expense resulting from changes in volume and changes in rates for 2024 and 2023 are shown in the schedule captioned “Rate/Volume Analysis” included herein.

Provision for Loan Losses. Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $1.1 million for 2023 to $1.4 million for 2024 primarily due to loan growth, an increase in nonperforming assets during the year, as well as management’s consideration of the macroeconomic uncertainty. The Bank recognized net charge-offs of $173,000 for 2024 compared to $469,000 for 2023. In addition, nonperforming loans increased from $1.8 million at December 31, 2023 to $4.4 million at December 31, 2024.  The increase was primarily due to the nonaccrual classification of two commercial loan relationships totaling $2.6 million.  Loans in these relationships are secured by a variety of real estate and business assets.

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

Noninterest Expense.  Noninterest expenses increased $1.8 million for 2024 as compared to 2023.  This was primarily due to increases in professional fees, compensation and benefits, and other expenses of $663,000, $536,000 and $260,000, respectively, when comparing the two periods.  The increase in professional fees is primarily due to increased costs associated with the Company’s annual audit and fees being accrued for the Company’s ongoing core contract negotiations.  The increase in compensation and benefits is due to standard increases in salary and wages as well as increases in the cost of Company-provided health insurance benefits.  The increase in other expenses included a $90,000 increase in the Company’s support of local communities through partnerships and donations, a $64,000 increase in check and debit card fraud losses, $30,000 in increased dues and subscriptions, and $25,000 in increased expenses related to employee training and education.

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

	Year ended December 31,
	2025			2024			2023
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans (1) (2) (3):
Taxable	$641,291	$40,566	6.33%	$624,193	$37,974	6.08%	$582,465	$33,153	5.69%
Tax-exempt	10,522	446	4.24%	9,805	377	3.84%	8,144	249	3.06%
Total loans	651,813	41,012	6.29%	633,998	38,351	6.05%	590,609	33,402	5.66%

Investment securities:
Taxable (4)	314,384	8,711	2.77%	333,195	6,918	2.08%	358,860	5,635	1.57%
Tax-exempt	119,379	3,438	2.88%	121,947	3,329	2.73%	147,667	4,236	2.87%
Total investment securities	433,763	12,149	2.80%	455,142	10,247	2.25%	506,527	9,871	1.95%

Interest bearing deposits with banks (5)	104,385	4,502	4.31%	52,036	2,651	5.09%	26,591	1,274	4.79%

Total interest-earning assets	1,189,961	57,663	4.85%	1,141,176	51,249	4.49%	1,123,727	44,547	3.96%

Noninterest-earning assets	34,977			28,479			20,139
Total assets	$1,224,938			$1,169,655			$1,143,866

Interest-bearing liabilities:
Interest-bearing demand deposits	$436,909	$5,280	1.21%	$433,495	$6,086	1.40%	$447,895	$4,652	1.04%
Savings accounts	225,817	598	0.26%	230,353	810	0.35%	255,126	917	0.36%
Time deposits	223,315	8,819	3.95%	156,534	6,331	4.04%	91,423	2,672	2.92%
Total deposits	886,041	14,697	1.66%	820,382	13,227	1.61%	794,444	8,241	1.04%

FHLB advances	—	—	—%	1,736	99	5.70%	6,084	340	5.59%
BTFP advances	—	—	—%	27,918	1,355	4.85%	8,632	436	5.05%
Total borrowings	—	—	—%	29,654	1,454	4.90%	14,716	776	5.27%

Total interest-bearing liabilities	886,041	14,697	1.66%	850,036	14,681	1.73%	809,160	9,017	1.11%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	205,822			203,699			236,471
Other liabilities	8,852			7,046			7,056
Total liabilities	1,100,715			1,060,781			1,052,687
Stockholders' equity (6)	124,223			108,874			91,179

Total liabilities and stockholders' equity	$1,224,938			$1,169,655			$1,143,866

Net interest income (tax equivalent basis)		$42,966			$36,568			$35,530
Less: tax equivalent adjustment		(816)			(778)			(942)
Net interest income		$42,150			$35,790			$34,588

Interest rate spread			3.12%			2.70%			2.77%
Interest rate spread (tax equivalent basis)			3.19%			2.76%			2.85%
Net interest margin			3.54%			3.14%			3.08%
Net interest margin (tax equivalent basis)			3.61%			3.20%			3.16%

Ratio of average interest-earning assets to average interest-bearing liabilities			134.30%			134.25%			138.88%
(1)	Interest income on loans includes fee income of $806,000, $727,000, and $961,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)	Average loan balances include loans held for sale and nonperforming loans.
(3)	Tax-exempt income has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 21%.
(4)	Includes taxable debt and equity securities and FHLB Stock.
(5)	Includes interest-bearing deposits with banks, federal funds sold and interest-bearing time deposits.
(6)	Stockholders’ equity attributable to First Capital, Inc.

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

	2025 Compared to 2024				2024 Compared to 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net

	(In thousands)
Interest-earning assets:
Loans:
Taxable	$1,510	$1,040	$42	$2,592	$2,284	$2,374	$163	$4,821
Tax-exempt	39	28	2	69	64	51	13	128
Total loans	1,549	1,068	44	2,661	2,348	2,425	176	4,949

Investment securities:
Taxable	2,314	(391)	(130)	1,793	1,817	(403)	(131)	1,283
Tax-exempt	183	(70)	(4)	109	(205)	(738)	36	(907)
Total investment securities	2,497	(461)	(134)	1,902	1,612	(1,141)	(95)	376

Interest bearing deposits with banks	(407)	2,667	(409)	1,851	57	1,297	23	1,377

Total net change in income on interest-earning assets	3,639	3,274	(499)	6,414	4,017	2,581	104	6,702

Interest-bearing liabilities:
Interest-bearing deposits	381	1,059	30	1,470	4,568	270	148	4,986
Borrowed funds	—	(1,454)	—	(1,454)	(54)	787	(55)	678
Total net change in expense on interest-bearing liabilities	381	(395)	30	16	4,514	1,057	93	5,664

Net change in net interest income (tax equivalent basis)	$3,258	$3,669	$(529)	$6,398	$(497)	$1,524	$11	$1,038

Comparison of Financial Condition at December 31, 2025 and 2024

Total assets increased from $1.19 billion at December 31, 2024 to $1.27 billion at December 31, 2025 primarily due to increases in total cash and cash equivalents, securities available for sale and net loans receivable.

Net loans receivable (excluding loans held for sale) increased $22.9 million from $631.2 million at December 31, 2024 to $654.1 million at December 31, 2025. Increases in multifamily residential, commercial real estate, and home equity and second mortgage loans of $32.7 million, $22.3 million, and $4.9 million were partially offset by decreases in other construction, development and land loans of $34.6 million. The Bank continued to sell the majority of newly originated fixed-rate residential mortgage loans in the secondary market. The Bank originated $41.8 million in residential mortgages for sale in the secondary market during 2025 compared to $32.8 million in 2024. Of the total originations in 2025, $13.4 million paid off existing loans in the Bank’s portfolio. Originating mortgage loans for sale in the secondary market allows the Bank to better manage its interest rate risk, while offering a full line of mortgage products to prospective customers.

Securities available for sale, at fair value, consisting primarily of U.S. agency mortgage-backed securities and collateralized mortgage obligations, U.S. agency notes and bonds, Treasury notes and bonds and municipal obligations, increased from $389.2 million at December 31, 2024 to $417.2 million at December 31, 2025.  Purchases of $137.9 million were partially offset by principal repayments of $38.8 million, maturities of $67.1 million and sales of $17.9 million during 2025. There was also an unrealized gain of $14.6 million on the securities available for sale portfolio during 2025 due primarily to decreasing market rates during the year. The Bank invests excess cash in securities that provide liquidity, yield and low credit risk. Accordingly, we purchase mortgage-backed securities to provide cash flow for loan demand and deposit changes, we purchase U.S Treasury and federal agency notes for short-term yield and low risk, and municipals are purchased to improve our tax equivalent yield focusing on longer term profitability.

Cash and cash equivalents increased from $105.9 million at December 31, 2024 to $137.3 million at December 31, 2025, primarily due to deposit account increases.

Total deposits increased $56.6 million to $1.12 billion at December 31, 2025. During 2025, time deposits and non-interest bearing deposits increased $37.5 million and $22.1 million, respectively. These increases were partially offset by decreases in interest-bearing demand deposit accounts (including money market accounts) of $2.9 million.

At December 31, 2025 and 2024, the Company had no outstanding borrowed funds. During the year ended December 31, 2024, the Company utilized a series of short-term fixed-rate bullet and variable rate advances from the FHLB and the BTFP in order to meet daily liquidity requirements and to fund growth in earning assets.

Total stockholders’ equity attributable to the Company increased $23.2 million from $114.6 million at December 31, 2024 to $137.8 million at December 31, 2025. This increase is primarily the result of the $12.3 million increase in retained net income and an $11.3 million decrease in the net unrealized loss on available for sale securities. The decrease in the net unrealized loss on available for sale securities during 2025 is primarily due to decreases in market interest rates. As of December 31, 2025, the Company had repurchased 140,478 shares of the 240,467 shares authorized by the Board of Directors under the current stock repurchase program which was announced in August 2008 and 469,012 shares since the original repurchase program began in 2001.

Liquidity and Capital Resources

Liquidity refers to the ability of a financial institution to generate sufficient cash flow to fund current loan demand, meet deposit withdrawals and pay operating expenses. The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At December 31, 2025, the Bank had cash and cash equivalents of $137.3 million and securities available-for-sale with a fair value of $417.2 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, the FRB’s Discount Window through the pledging of additional eligible collateral securities, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  The Bank is guided by a board-approved Liquidity Management Policy and the Interagency Policy Statement on Funding and Liquidity Risk Management.  The Liquidity Management Policy is overseen by the Bank’s Asset Liability Committee (“ALCO”) which is chaired by the Bank’s Chief Financial Officer and comprised of line of business leaders at the Bank and one member of the Bank’s Board of Directors.  Management monitors the Bank’s liquidity position on an ongoing basis, and the ALCO meets quarterly to review liquidity metrics and compliance with the Liquidity Management Policy.  As directed by the Liquidity Management Policy, the ALCO evaluates a number of liquidity-based ratios including a comparison of liquid assets to total assets, consistent with policy guidelines.  The Liquidity Management Policy also outlines required liquidity stress testing and contingency funding planning.  Stress scenarios consider, among other factors, utilization of established borrowing lines with the FHLB, the FRB’s Discount Window, and other financial institutions, the issuance of brokered deposits, deposit runoff at various levels of severity, funding of unfunded loan commitments, and scenarios assuming limited access to certain funding sources.  Stress testing results, contingency funding plans, and related processes, including periodic testing of borrowing lines and brokered deposit capabilities, are reviewed by the ALCO and reported to the Board of Directors.

At December 31, 2025, the Bank had total commitments to extend credit of $180.3 million. See Note 16 in the accompanying Notes to Consolidated Financial Statements. At December 31, 2025, the Bank had certificates of deposit scheduled to mature within one year of $222.0 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company requires funds to pay any dividends to its shareholders and to repurchase any shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the banking regulators, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2025, the Company (on an unconsolidated basis) had liquid assets of $2.3 million.

The Bank is required to maintain specific amounts of capital pursuant to regulations. As previously mentioned in this report, in 2020 the Bank elected to opt in to the CBLR framework. As of December 31, 2025 the Bank was in compliance with all regulatory capital requirements which were effective as of such date with a CBLR of 11.01%. See Note 18 in the accompanying Notes to Consolidated Financial Statements.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on December 31, 2025 and 2024 financial information.

	At December 31, 2025		At December 31, 2024
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$7,555	16.40%	$1,314	3.56%
200bp	5,114	11.10	1,154	3.13
100bp	2,563	5.56	656	1.78
Static	—	—	—	—
(100)bp	(2,624)	(5.70)	(897)	(2.43)
(200)bp	(5,295)	(11.49)	(1,681)	(4.55)
(300)bp	(7,191)	(15.61)	(2,490)	(6.74)

At December 31, 2025 and 2024, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At December 31, 2025 and 2024, an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the year ended December 31, 2025, management evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on December 31, 2025 and 2024 financial information.

	At December 31, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$196,627	$(3,425)	(1.71)%	17.19%	96	bp
200bp	200,019	(33)	(0.02)	17.04	81	bp
100bp	201,438	1,386	0.69	16.73	50	bp
Static	200,052	—	—	16.23	0	bp
(100)bp	197,721	(2,331)	(1.17)	15.68	(55)	bp
(200)bp	192,020	(8,032)	(4.01)	14.87	(136)	bp
(300)bp	189,830	(10,222)	(5.11)	14.32	(191)	bp

	At December 31, 2024
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$257,887	$10,236	4.13%	23.76%	261	bp
200bp	257,819	10,168	4.11	23.17	202	bp
100bp	254,035	6,384	2.58	22.26	111	bp
Static	247,651	—	—	21.15	0	bp
(100)bp	230,424	(17,227)	(6.96)	19.24	(192)	bp
(200)bp	212,461	(35,190)	(14.21)	17.26	(389)	bp
(300)bp	190,313	(57,338)	(23.15)	15.02	(613)	bp

The previous tables indicate that at December 31, 2025 the Company would expect decreases in its EVE in the event of sudden and sustained 200 and 300 basis point increases in prevailing interest rates as well as a sudden and sustained decreases of 100, 200 and 300 basis points in prevailing interest rates, while it would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates. At December 31, 2024, the Company would expect an increase in its EVE in the event of sudden and sustained 100, 200 and 300 basis points increases in prevailing interest rates and a decrease in its EVE in the event of sudden and sustained 100, 200 and 300 basis point decreases in prevailing interest rates.  During the year ended December 31, 2025, management evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

The Company’s management assessed our internal control over financial reporting as of December 31, 2025, based in part upon certain assumptions about the likelihood of future events. In making this assessment, management used the criteria set forth in the 2013 “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management asserts that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the specified criteria.

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

Changes to Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the sections captioned “Item 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Audit Committee” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

Code of Ethics

The Company maintains a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and its subsidiaries. The Code of Ethics and Business Conduct is posted on the Company’s Internet website, www.firstharrison.com.  Any amendments or waivers to the Company’s Code of Ethics and Business conduct will be disclosed by the Company on its website.

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

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025 and is incorporated herein by reference.

(a)Security Ownership of Certain Beneficial Owners.

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025 and is incorporated herein by reference.

(b)	Security Ownership of Management

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025 and is incorporated herein by reference.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

		Weighted-average	Number of securities
	Number of securities	exercise price of	remaining available for
	to be issued upon	outstanding	future issuance under equity
	exercise of outstanding options,	options,warrants	compensation plans (excluding
Plan Category	warrants and rights	and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	155,750
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	155,750

The Company does not maintain any equity compensation plans that have not been approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after December 31, 2025 and is incorporated herein by reference.

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

(a)(3)	Exhibits

3.1	Articles of Incorporation of First Capital, Inc. (1)
3.2	Fifth Amended and Restated Bylaws of First Capital, Inc. (2)
4.1**	Description of First Capital, Inc. common stock
10.2	*Amended and Restated Change in Control Agreement between First Capital, Inc., First Harrison Bank and M. Chris Frederick (3)
10.3	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Jennifer Incantalupo (4)
10.4	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joe Mahuron (4)
10.6	*Change in Control Agreement between First Capital, Inc., First Harrison Bank and Joshua P. Stevens (4)
10.7	*First Capital, Inc. 2009 Equity Incentive Plan (5)
10.8	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and James Pendleton (6)
10.9	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Gerald Uhl (6)
10.10	*Director Deferred Compensation Agreement between First Federal Savings & Loan Association and Mark Shireman (6)
10.11	*First Capital, Inc. 2019 Equity Incentive Plan (7)
10.12	*First Capital Annual Supplemental Bonus Plan (8)
11.0	Statement Re: Computation of Per Share Earnings (incorporated by reference to Item 8, “Financial Statements and Supplementary Data” of this Form 10-K)
19.0**	First Capital, Inc. Insider Trading Policy
21.0**	List of Subsidiaries of First Capital, Inc.
23.0**	Consent of Crowe LLP
23.1**	Consent of Monroe Shine and Co., Inc.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0**	Section 1350 Certification of Chief Executive Officer & Chief Financial Officer
97.0	First Capital, Inc. – Clawback Policy (9)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 filed with the Registration Statement on Form SB-2 on September 16, 1998, and any amendments thereto, Registration No. 333-63515, as amended by that Amendment to Articles of Incorporation provided as Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2013.
(3)	Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2023.
(4)	Incorporated by reference to Exhibit 1.1, 1.2, 1.3, and 1.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2023.

(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2009.
(6)	Incorporated by reference to Exhibits 10.9, 10.10 and 10.11, respectively, filed with the Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 on August 28, 2019, Registration No. 333-233485.
(8)	Incorporated by reference to Exhibit 10.1 filed with the Form 10-Q for the period ended September 30, 2022.
(9)	Incorporated by reference to Exhibit 97 filed with the Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Capital, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements, the Allowance for Credit Losses (ACL) on loans is an estimate of lifetime expected credit losses inherent in the financial assets at the balance sheet date. As of December 31, 2025, the ACL amounted to $10.1 million.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Louisville, Kentucky

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Capital, Inc.

Corydon, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of First Capital, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. At the time of our audit, we were a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and were required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Monroe Shine & Co., Inc.

We served as the Company’s, or its predecessors’, auditor consecutively from at least 1968 until our dismissal effective March 29, 2024.

New Albany, Indiana

March 29, 2024

FIRST CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

(In thousands, except share and per share data)	2025	2024
ASSETS
Cash and due from banks	$26,873	$18,418
Interest bearing deposits with banks	110,415	87,499
Total cash and cash equivalents	137,288	105,917

Interest-bearing time deposits	1,470	2,695
Securities available for sale, at fair value (amortized cost $432,167 and $418,935, respectively)	417,190	389,243
Securities held to maturity, at amortized cost (fair value $5,243 and $4,591, respectively)	7,000	7,000
Loans held for sale	1,464	472
Loans, net of allowance for credit losses of $10,108 ($9,281 in 2024)	654,100	631,199
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,357	14,179
Accrued interest receivable	5,100	4,575
Cash value of life insurance	8,993	9,329
Goodwill	6,472	6,472
Core deposit intangible	—	86
Other assets	16,725	14,520

Total Assets	$1,271,995	$1,187,523

LIABILITIES
Deposits:
Noninterest-bearing	$220,053	$197,993
Interest-bearing	902,937	868,446
Total deposits	1,122,990	1,066,439

Accrued interest payable	2,195	1,922
Accrued expenses and other liabilities	8,901	4,451
Total liabilities	1,134,086	1,072,812

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,810,883 shares (3,806,983 in 2024); outstanding 3,341,871 (3,351,703 in 2024)	38	38
Additional paid-in capital	41,823	41,676
Retained earnings-substantially restricted	117,635	105,290
Unearned stock compensation	(178)	(135)
Accumulated other comprehensive loss	(11,646)	(22,990)
Less treasury stock, at cost - 469,012 shares (455,280 in 2024)	(9,875)	(9,280)
Total First Capital, Inc. stockholders' equity	137,797	114,599

Noncontrolling interest in subsidiary	112	112
Total equity	137,909	114,711

Total Liabilities and Equity	$1,271,995	$1,187,523

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands, except per share data)	2025	2024	2023
INTEREST INCOME
Loans, including fees	$40,918	$38,272	$33,350
Securities:
Taxable	8,608	6,830	5,577
Tax-exempt	2,716	2,630	3,346
Dividends	103	88	58
Interest bearing deposits with banks	4,502	2,651	1,274
Total interest income	56,847	50,471	43,605
INTEREST EXPENSE
Deposits	14,697	13,227	8,241
Advances - FHLB	—	99	340
Borrowed funds - Bank Term Funding Program ("BTFP")	—	1,355	436
Total interest expense	14,697	14,681	9,017
Net interest income	42,150	35,790	34,588
Provision for credit losses	1,144	1,449	1,141
Net interest income after provision for credit losses	41,006	34,341	33,447
NONINTEREST INCOME
Service charges on deposit accounts	2,450	2,402	2,343
ATM and debit card fees	4,540	4,467	4,489
(Loss) gain on sale of securities	(94)	32	40
Unrealized gain (loss) on equity securities	149	(374)	(207)
Gain on sale of loans	792	554	421
Increase in cash surrender value of life insurance	222	224	206
Other income	406	351	340
Total noninterest income	8,465	7,656	7,632
NONINTEREST EXPENSE
Compensation and benefits	16,809	15,538	15,002
Occupancy and equipment	2,391	1,919	1,762
Data processing	4,622	4,522	4,366
Professional fees	1,171	1,356	693
Advertising	482	357	329
Other expenses	4,087	4,136	3,876
Total noninterest expense	29,562	27,828	26,028
Income before income taxes	19,909	14,169	15,051
Income tax expense	3,529	2,216	2,248
Net Income	16,380	11,953	12,803
Less: net income attributable to noncontrolling interest in subsidiary	13	13	13
Net Income Attributable to First Capital, Inc.	$16,367	$11,940	$12,790

Earnings per common share attributable to First Capital, Inc.:
Basic	$4.89	$3.57	$3.82
Diluted	$4.89	$3.57	$3.82

Dividends per share	$1.20	$1.12	$1.08

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023

Net Income	$16,380	$11,953	$12,803

OTHER COMPREHENSIVE INCOME
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	14,621	1,618	15,253
Income tax expense	(3,351)	(550)	(3,635)
Net of tax amount	11,270	1,068	11,618

Less: reclassification adjustment for realized losses (gains) included in net income	94	(32)	114
Income tax (benefit) expense	(20)	7	(24)
Net of tax amount	74	(25)	90

Other Comprehensive Income, net of tax	11,344	1,043	11,708

Comprehensive Income	27,724	12,996	24,511
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	13	13	13

Comprehensive Income Attributable to First Capital, Inc.	$27,711	$12,983	$24,498

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Interest	Total

Balances at January 1, 2023	$38	$41,636	$87,936	$(35,741)	$(549)	$(8,691)	$112	$84,741

Net income	—	—	12,790	—	—	—	13	12,803
Other comprehensive income	—	—	—	11,708	—	—	—	11,708
Cash dividends	—	—	(3,621)	—	—	—	(13)	(3,634)
Stock compensation expense	—	—	—	—	252	—	—	252
Purchase of treasury shares	—	—	—	—	—	(502)	—	(502)
Taxes paid on stock award shares for employees	—	—	—	—	—	(23)	—	(23)
Restricted stock grant forfeitures	—	(48)	—	—	48	—	—	—

Balances at December 31, 2023	38	41,588	97,105	(24,033)	(249)	(9,216)	112	105,345

Net income	—	—	11,940	—	—	—	13	11,953
Other comprehensive income	—	—	—	1,043	—	—	—	1,043
Cash dividends	—	—	(3,755)	—	—	—	(13)	(3,768)
Stock compensation expense	—	—	—	—	202	—	—	202
Purchase of treasury shares	—	—	—	—	—	(41)	—	(41)
Taxes paid on stock award shares for employees	—	—	—	—	—	(23)	—	(23)
Restricted stock grants	—	88	—	—	(88)	—	—	—

Balances at December 31, 2024	38	41,676	105,290	(22,990)	(135)	(9,280)	112	114,711

Net income	—	—	16,367	—	—	—	13	16,380
Other comprehensive income	—	—	—	11,344	—	—	—	11,344
Cash dividends	—	—	(4,022)	—	—	—	(13)	(4,035)
Stock compensation expense	—	—	—	—	104	—	—	104
Purchase of treasury shares	—	—	—	—	—	(578)	—	(578)
Taxes paid on stock award shares for employees	—	—	—	—	—	(17)	—	(17)
Restricted stock grants	—	147	—	—	(147)	—	—	—

Balances at December 31, 2025	$38	$41,823	$117,635	$(11,646)	$(178)	$(9,875)	$112	$137,909

See notes to consolidated financial statements.

FIRST CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,380	$11,953	$12,803
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	736	1,078	1,583
Depreciation and amortization expense	1,089	1,097	1,028
Deferred income taxes	(900)	(551)	(698)
Stock compensation expense	104	202	252
Increase in cash value of life insurance	(222)	(224)	(206)
Gain on life insurance	(47)	—	—
Loss (gain) on sale of securities	94	(32)	(40)
Provision for credit losses	1,144	1,449	1,141
Proceeds from sales of loans	41,584	33,716	32,004
Loans originated for sale	(41,784)	(32,834)	(31,590)
Gain on sale of loans	(792)	(554)	(421)
Amortization of tax credit investment	3,210	2,196	1,990
Unrealized (gain) loss on equity securities	(149)	374	207
Loss (gain) on disposal of premises and equipment	12	(7)	—
(Increase) decrease in accrued interest receivable	(525)	213	(503)
Increase in accrued interest payable	273	713	1,086
Net change in other assets/liabilities	1,077	3,556	(4,473)
Net Cash Provided By Operating Activities	21,284	22,345	14,163

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing time deposits	1,225	1,225	(243)
Purchase of securities available for sale	(137,883)	(61,734)	(37,229)
Proceeds from maturities of securities available for sale	67,066	63,010	37,990
Proceeds from sales of securities available for sale	17,913	19,189	20,641
Principal collected on mortgage-backed obligations	38,842	28,104	15,816
Proceeds from sale of equity securities	—	—	156
Net increase in loans receivable	(24,045)	(18,239)	(58,217)
Investment in tax credit entities	(4,275)	(1,724)	(2,048)
Investment in technology fund	(89)	(115)	(250)
Proceeds from settlement of bank-owned life insurance policies	605	—	—
Proceeds from sale of foreclosed real estate	—	—	64
Proceeds from sale of premises and equipment	—	7	—
Proceeds from insurance claims	159	—	—
Purchase of premises and equipment	(1,352)	(717)	(627)
Net Cash (Used In) Provided By Investing Activities	(41,834)	29,006	(23,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	56,551	41,228	(35,185)
Advances from FHLB and BTFP	—	167,751	354,500
Repayment of advances from the FHLB and BTFP	—	(189,251)	(333,000)
Purchase of treasury stock	(578)	(41)	(502)
Taxes paid on stock award shares for employees	(17)	(23)	(23)
Dividends paid	(4,035)	(3,768)	(3,634)
Net Cash Provided By (Used In) Financing Activities	51,921	15,896	(17,844)

Net Increase (Decrease) in Cash and Cash Equivalents	31,371	67,247	(27,628)
Cash and cash equivalents at beginning of period	105,917	38,670	66,298
Cash and Cash Equivalents at End of Period	$137,288	$105,917	$38,670

See notes to consolidated financial statements.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Capital, Inc. (the “Company”) is the financial holding company of First Harrison Bank (the “Bank”), a wholly-owned subsidiary. The Bank is an Indiana chartered commercial bank which provides a variety of banking services to individuals and business customers through 17 locations in Indiana and Kentucky. The Bank’s primary source of revenue is real estate mortgage loans. The Bank also originates mortgage loans for sale in the secondary market. First Harrison Investments, Inc. and First Harrison Holdings, Inc. are wholly-owned Nevada corporate subsidiaries of the Bank that jointly own First Harrison, LLC, a Nevada limited liability company that holds and manages an investment securities portfolio. First Harrison REIT, Inc. is a wholly-owned subsidiary of First Harrison Holdings, Inc. which holds a portion of the Bank’s real estate mortgage loan portfolio. Heritage Hill, LLC is a wholly-owned subsidiary of the Bank that is currently inactive. FHB Risk Mitigation Services, Inc. (the “Captive”) was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company, the Bank and the Bank’s subsidiaries, and reinsurance to nine other third party insurance captives, for which insurance was not available or economically feasible in the insurance marketplace.  The Captive was dissolved during the year ended December 31, 2023.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 31, 2026, which is the date the financial statements were available to be issued.

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

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes.

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the ACL when management believes that uncollectibility of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available for sale debt securities is reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale debt securities totaled $2.6 million and $2.1 million at December 31, 2025 and 2024, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Held to Maturity Debt Securities: Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The held to maturity securities portfolio includes subordinated debt obligations issued by other bank holding companies (“BHC”).

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities is reported in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses. Accrued interest receivable on held to maturity debt securities totaled $18,000 at both December 31, 2025 and 2024.

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

Loans and ACL

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred loan fees and costs. The Company grants real estate mortgage, commercial business and consumer loans. Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method. Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status. Accrued interest receivable on loans is reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Accrued interest receivable on loans totaled $2.5 million and $2.4 million at December 31, 2025 and 2024, respectively.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. Values for collateral dependent loans not collateralized by real estate are generally based on recent auction results, recent public and private sales, or expert opinions for similar collateral. New valuations are generally obtained for all significant collateral when a loan is individually evaluated for credit losses, and collateral is considered significant if the value of the collateral is estimated to exceed $200,000. Subsequent valuations are obtained as needed or if management believes there has been a significant change in the market value of the collateral. In instances where it is not deemed necessary to obtain a new valuation, management bases its evaluation and ACL analysis on the original valuation with adjustments for current conditions based on management’s assessment of market factors and management’s inspection of the collateral. At December 31, 2025, all of the Bank’s loans evaluated on an individual basis were considered collateral dependent.

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

Commitments to originate mortgage loans held for sale are considered derivative financial instruments to be accounted for at fair value. The Bank’s mortgage loan commitments subject to derivative accounting are fixed-rate mortgage loan commitments at market rates when initiated. At December 31, 2025, the Bank had no commitments required to be accounted for at fair value as all mortgage loan commitments were best efforts commitments where specific loans were committed to be delivered if and when the loan closed. Fair value is estimated based on fees that would be charged on commitments with similar terms.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leased one branch location during the year ended December 31, 2025. The Company has recorded the lease on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability was based upon incremental borrowing rates the Company could obtain for similar loans as of date of commencement. The Company does not record short term leases with an initial lease term of one year or less on the consolidated balance sheets.

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

Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

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

Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, the ASU requires that public business entities on an annual basis (1) disclose specific categories in the income tax rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). In addition, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts are equal to or greater than five percent of total income taxes paid (net of refunds received). For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted.  The Company’s adoption of the ASU, effective January 1, 2025, did not have a material impact on the Company’s consolidated financial position or results of operations.  See Footnote 12 – Income Taxes for the required disclosures.

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

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2025 and 2024 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

December 31, 2025
Securities available for sale:
Agency mortgage-backed securities	$96,218	$505	$4,793	$91,930
Agency CMO	100,018	841	113	100,746
Agency notes and bonds	75,448	30	1,087	74,391
Treasury notes and bonds	2,485	—	24	2,461
Municipal obligations	157,998	996	11,332	147,662

Total securities available for sale	$432,167	$2,372	$17,349	$417,190

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,757	$5,243

Total securities held to maturity	$7,000	$—	$1,757	$5,243

December 31, 2024
Securities available for sale:
Agency mortgage-backed securities	$76,295	$—	$8,354	$67,941
Agency CMO	47,821	197	500	47,518
Agency notes and bonds	122,834	6	4,760	118,080
Treasury notes and bonds	21,803	—	254	21,549
Municipal obligations	150,182	171	16,198	134,155

Total securities available for sale	$418,935	$374	$30,066	$389,243

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$2,409	$4,591

Total securities held to maturity	$7,000	$—	$2,409	$4,591

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The amortized cost and fair value of debt securities as of December 31, 2025, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$61,010	$60,293	$—	$—
Due after one year through five years	35,004	33,689	—	—
Due after five years through ten years	79,238	72,952	2,000	1,560
Due after ten years	60,679	57,580	5,000	3,683
	235,931	224,514	7,000	5,243
Mortgage-backed securities and CMO	196,236	192,676	—	—
	$432,167	$417,190	$7,000	$5,243

At December 31, 2025, certain securities available for sale with an amortized cost of $93.1 million and fair value of $92.3 million were pledged to secure public fund deposits, a blanket collateral agreement with the FHLB and borrowings at the FRB’s Discount Window.

At December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater that 10% of stockholders’ equity.

Information pertaining to investment securities with gross unrealized losses at December 31, 2025, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	8	$11,853	$96
Agency CMO	1	646	1
Agency notes and bonds	1	747	1
Municipal obligations	11	3,883	9
Total less than twelve months	21	17,129	107

Continuous loss position more than twelve months:
Agency mortgage-backed securities	90	51,637	4,697
Agency CMO	19	6,335	112
Agency notes and bonds	26	70,014	1,086
Treasury notes and bonds	2	2,461	24
Municipal obligations	174	97,487	11,323
Total more than twelve months	311	227,934	17,242

Total securities available for sale	332	$245,063	$17,349

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$5,243	$1,757
Total more than twelve months	4	5,243	1,757
Total securities held to maturity	4	$5,243	$1,757

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At December 31, 2025, 2024, and 2023, management concluded that in all instances, securities with fair values less than carrying value were due to market and other factors; thus, no credit loss provision was required.

In addition, management assesses held to maturity securities for credit losses on a quarterly basis. The assessment includes review of performance metrics, identification of delinquency and evaluation of market factors. In July 2024, a BHC whose subordinated debt the Company holds and is classified as held to maturity, having an amortized cost balance of $2.0 million, announced the suspension of its quarterly dividend. Based on this announcement, management performed additional research regarding the financial stability and strength of the BHC and underlying bank in each subsequent quarter.  In September 2025, the BHC resumed paying a quarterly dividend.  Based on all analysis, management concluded the decline in fair value of all securities classified as held to maturity was due to changes in interest rates and other market factors for the years ended December 31, 2025 and 2024.

At December 31, 2025, the municipal obligations and U.S. government agency debt securities, including agency mortgage-backed securities, Treasury notes and bonds, and agency notes and bonds, in a loss position had depreciated approximately 6.6% from the amortized cost basis. All of the U.S. government agency securities and municipal securities are issued by U.S. government agencies, government-sponsored enterprises, or municipal governments, and are secured by first mortgage loans or municipal project revenues. At December 31, 2025, the corporate notes classified as held to maturity in a loss position had depreciated approximately 25.1% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability and intent to hold all debt securities in an unrealized loss position until maturity, or the foreseeable future if classified as available for sale, and management does not believe that it will be required to sell any such securities, no credit loss has been recorded.

As of December 31, 2025 and December 31, 2024, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio. Accordingly, no credit loss provisions were recorded in earnings for the years ended December 31, 2025, 2024, or 2023.

While management does not anticipate any credit losses at December 31, 2025, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the year ended December 31, 2025, the Company realized gross gains of $52,000 and gross losses of $146,000 on the sale of available for sale securities. During the year ended December 31, 2024, the Company realized gross gains of $133,000 and gross losses of $101,000 on the sale of available for sale securities. During the year ended December 31, 2023, the Company realized gross gains of $79,000 and gross losses of $193,000 on the sale of available for sale securities.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another BHC, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million. During the year ended December 31, 2025, the Company recognized a gain of $149,000 on this investment compared to  losses of $374,000 and $207,000 for the years ended December 31, 2024 and 2023, respectively.  At December 31, 2025 and 2024, the equity investment had a fair value of $1.0 million and $887,000, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021 the Company entered into an agreement to invest in a bank technology fund through a limited partnership and the Company entered into an agreement to participate in a second, related fund in June 2025. At December 31, 2025 and 2024, the Company’s investment in the limited partnership was $910,000 and $965,000, respectively, and is reflected in other assets on the consolidated balance sheets.  The Company recognized returns of capital totaling $54,000 and $35,000 for the years ended December 31, 2025 and 2024, respectively. There were no returns of capital during the year ended December 31, 2023. The unfunded commitment related to the limited partnership investment at December 31, 2025 and 2024 was $237,000 and $380,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investment is accounted for as an equity security without a readily determinable fair value, and has been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the years ended December 31, 2025, 2024 or 2023.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)	LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
(In thousands)	2025	2024

1-4 Family Residential Mortgage	$140,677	$138,936
Home Equity and Second Mortgage	71,435	66,549
Multifamily Residential	69,567	36,822
1-4 Family Residential Construction	15,445	15,245
Other Construction, Development and Land	41,227	75,840
Commercial Real Estate	207,124	184,851
Commercial Business	61,991	62,727
Consumer and Other	55,676	58,406
Principal loan balance	663,142	639,376

Deferred loan origination fees and costs, net	1,066	1,104
Allowance for credit losses	(10,108)	(9,281)

Loans, net	$654,100	$631,199

The Bank has entered into loan transactions with certain directors, officers and their affiliates (i.e., related parties).

The following table represents the aggregate activity for related party loans during the years ended December 31, 2025 and 2024. Adjustments are made to reflect new directors and officers added during the year, as well as directors and officers that left the Company during the year.

(In thousands)	2025	2024

Beginning balance	$5,309	$5,877
Adjustments due to officer and director changes	—	29
New loans	2,056	1,100
Payments	(1,298)	(1,697)

Ending balance	$6,067	$5,309

Off-balance-sheet commitments (including commitments to make loans, unused lines of credit and letters of credit) to related parties at December 31, 2025 and 2024 were $2.4 million and $2.1 million, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$140,677	$71,435	$69,567	$15,445	$41,227	$207,124	$61,991	$55,676	$663,142

Net deferred loan origination fees and costs	81	1,231	(45)	—	(49)	(150)	(2)	—	1,066

Amortized cost basis in loans	$140,758	$72,666	$69,522	$15,445	$41,178	$206,974	$61,989	$55,676	$664,208

The following table provides the components of the Company’s amortized cost basis in loans at December 31, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$138,936	$66,549	$36,822	$15,245	$75,840	$184,851	$62,727	$58,406	$639,376

Net deferred loan origination fees and costs	98	1,206	(17)	—	(29)	(145)	(9)	—	1,104

Amortized cost basis in loans	$139,034	$67,755	$36,805	$15,245	$75,811	$184,706	$62,718	$58,406	$640,480

The following table presents the activity in the ACL on loans by class of loan for the year ended December 31, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281
Provision for credit losses	(205)	458	151	29	(152)	784	(124)	203	1,144
Charge-offs	(1)	—	—	—	—	—	(83)	(415)	(499)
Recoveries	7	1	—	—	1	—	35	138	182

Ending balance	$1,393	$937	$696	$213	$437	$3,243	$2,252	$937	$10,108

The following table presents the activity in the ACL on loans by class of loan for the year ended December 31, 2024:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

	(In thousands)
ACL on Loans:

Beginning balance	$1,490	$406	$332	$208	$804	$2,119	$1,431	$1,215	$8,005
Provision for credit losses	77	68	213	(24)	(216)	339	991	1	1,449
Charge-offs	(4)	—	—	—	—	—	—	(345)	(349)
Recoveries	29	4	—	—	—	1	2	140	176

Ending balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

There have been no significant changes to the types of collateral securing the Company’s collateral dependent loans. The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of December 31, 2025:

	December 31, 2025
	Real				ACL
	Estate	Equipment	Other	Total	Allocation

	(In thousands)
1-4 Family Residential Mortgage	$1,835	$—	$—	$1,835	$—
Home Equity and Second Mortgage	503	—	—	503	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	97	—	—	97	60
Other Construction, Development and Land	118	—	—	118	—
Commercial Real Estate	2,175	—	—	2,175	—
Commercial Business	—	1,645	467	2,112	1,233
Consumer and Other	—	—	15	15	—
	$4,728	$1,645	$482	$6,855	$1,293

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

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of December 31, 2025:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

	(In thousands)
1-4 Family Residential Mortgage	$1,552	$—	$1,552	$—	$1,552
Home Equity and Second Mortgage	329	—	329	—	329
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	97	97	—	97
Other Construction, Development and Land	72	—	72	—	72
Commercial Real Estate	417	—	417	—	417
Commercial Business	99	1,687	1,786	83	1,869
Consumer and Other	15	—	15	—	15

Total	$2,484	$1,784	$4,268	$83	$4,351

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of December 31, 2024:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

	(In thousands)
1-4 Family Residential Mortgage	$1,186	$—	$1,186	$—	$1,186
Home Equity and Second Mortgage	568	—	568	—	568
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	90	90	—	90
Other Construction, Development and Land	59	—	59	—	59
Commercial Real Estate	413	—	413	—	413
Commercial Business	99	1,967	2,066	—	2,066
Consumer and Other	—	—	—	—	—

Total	$2,325	$2,057	$4,382	$—	$4,382

No interest income was recognized on nonaccrual loans during the years ended December 31, 2025, 2024 and 2023.

The following table presents the aging of the amortized cost basis in loans at December 31, 2025:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
1-4 Family Residential Mortgage	$849	$249	$1,011	$2,109	$138,649	$140,758
Home Equity and Second Mortgage	668	—	52	720	71,946	72,666
Multifamily Residential	—	—	—	—	69,522	69,522
1-4 Family Residential Construction	—	—	97	97	15,348	15,445
Other Construction, Development and Land	80	—	72	152	41,026	41,178
Commercial Real Estate	827	707	417	1,951	205,023	206,974
Commercial Business	92	19	223	334	61,655	61,989
Consumer and Other	198	86	15	299	55,377	55,676

Total	$2,714	$1,061	$1,887	$5,662	$658,546	$664,208

The following table presents the aging of the amortized cost basis in loans at December 31, 2024:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
1-4 Family Residential Mortgage	$1,758	$205	$828	$2,791	$136,243	$139,034
Home Equity and Second Mortgage	269	202	148	619	67,136	67,755
Multifamily Residential	—	—	—	—	36,805	36,805
1-4 Family Residential Construction	—	—	90	90	15,155	15,245
Other Construction, Development and Land	98	25	59	182	75,629	75,811
Commercial Real Estate	252	1,027	413	1,692	183,014	184,706
Commercial Business	80	25	140	245	62,473	62,718
Consumer and Other	472	54	—	526	57,880	58,406

Total	$2,929	$1,538	$1,678	$6,145	$634,335	$640,480

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

There were no modifications to borrowers in financial distress during the year ended December 31, 2025.  During the year ended December 31, 2024, the Company modified Commercial Business loans with an amortized cost basis of $2.0 million, or approximately 3% of the amortized cost of all Commercial Business loans, for which the borrowers were experiencing financial distress. The modifications for each loan were the modification of principal and interest payments for 12 months. No principal was forgiven, no payments were delayed, and no interest rates were reduced for the modified loans. All modifications occurred for one borrowing relationship only. The Company monitors the performance of modified loans and none of the modified loans were delinquent at December 31, 2024.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the years ended December 31, 2025 and 2024. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of December 31, 2025 or 2024.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company does not consider modified loans (or potion of a modified loan) uncollectible as of December 31, 2025 or 2024.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Based on the analysis performed, the risk category of loans by class of loans as of December 31, 2025 and gross write-offs for the year then ended are as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$25,785	$18,522	$24,845	$22,939	$19,268	$26,477	$—	$137,836
Special Mention	—	—	20	—	1,008	60	—	1,088
Substandard	—	—	—	—	97	185	—	282
Doubtful	—	177	31	142	120	1,082	—	1,552
	$25,785	$18,699	$24,896	$23,081	$20,493	$27,804	$—	$140,758

Current period gross write-offs	$—	$—	$—	$—	$—	$1	$—	$1

Home Equity and Second Mortgage
Pass	$2,066	$1,428	$2,835	$2,649	$202	$282	$62,515	$71,977
Special Mention	57	—	—	129	—	—	—	186
Substandard	—	—	—	—	—	—	174	174
Doubtful	—	—	—	—	—	329	—	329
	$2,123	$1,428	$2,835	$2,778	$202	$611	$62,689	$72,666

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Residential
Pass	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family Residential Construction
Pass	$11,472	$3,876	$—	$—	$—	$—	$—	$15,348
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	97	—	—	97
	$11,472	$3,876	$—	$—	$97	$—	$—	$15,445

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other Construction, Development and Land
Pass	$21,034	$3,987	$9,534	$2,827	$955	$2,723	$—	$41,060
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	46	—	46
Doubtful	—	—	—	—	—	72	—	72
	$21,034	$3,987	$9,534	$2,827	$955	$2,841	$—	$41,178

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$18,784	$26,438	$19,826	$55,077	$24,474	$54,907	$4,936	$204,442
Special Mention	19	—	—	165	—	173	—	357
Substandard	—	306	707	—	541	204	—	1,758
Doubtful	—	—	—	—	—	417	—	417
	$18,803	$26,744	$20,533	$55,242	$25,015	$55,701	$4,936	$206,974

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In thousands)
Commercial Business
Pass	$13,738	$5,223	$7,136	$6,426	$7,138	$8,141	$11,738	$59,540
Special Mention	54	14	160	23	14	—	30	295
Substandard	197	—	—	—	30	—	142	369
Doubtful	—	—	107	1,645	—	33	—	1,785
	$13,989	$5,237	$7,403	$8,094	$7,182	$8,174	$11,910	$61,989

Current period gross write-offs	$—	$—	$33	$50	$—	$—	$—	$83

Consumer and Other
Pass	$18,791	$10,946	$9,962	$3,844	$1,129	$6,809	$4,103	$55,584
Special Mention	—	—	—	3	—	—	—	3
Substandard	—	—	—	—	—	—	74	74
Doubtful	—	15	—	—	—	—	—	15
	$18,791	$10,961	$9,962	$3,847	$1,129	$6,809	$4,177	$55,676

Current period gross write-offs	$12	$162	$89	$34	$6	$5	$107	$415

Total Loans
Pass	$128,582	$76,401	$83,093	$113,516	$59,925	$110,500	$83,292	$655,309
Special Mention	130	14	180	320	1,022	233	30	1,929
Substandard	197	306	707	—	668	435	390	2,703
Doubtful	—	192	138	1,787	217	1,933	—	4,267
	$128,909	$76,913	$84,118	$115,623	$61,832	$113,101	$83,712	$664,208

Current period gross write-offs	$12	$162	$122	$84	$6	$6	$107	$499

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Based on the analysis performed, the risk category of loans by class of loans as of December 31, 2024 for the year then ended are as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$22,095	$31,871	$26,756	$23,181	$5,824	$27,218	$—	$136,945
Special Mention	—	31	—	—	—	445	—	476
Substandard	—	—	—	—	—	427	—	427
Doubtful	—	—	41	154	73	918	—	1,186
	$22,095	$31,902	$26,797	$23,335	$5,897	$29,008	$—	$139,034

Current period gross write-offs	$—	$—	$—	$—	$—	$4	$—	$4

Home Equity and Second Mortgage
Pass	$2,014	$3,962	$3,617	$353	$182	$242	$56,590	$66,960
Special Mention	—	—	—	—	—	—	80	80
Substandard	—	—	—	—	—	—	147	147
Doubtful	—	—	—	—	—	568	—	568
	$2,014	$3,962	$3,617	$353	$182	$810	$56,817	$67,755

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Residential
Pass	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$—	$36,805
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$964	$3,534	$11,820	$8,505	$7,663	$4,319	$—	$36,805

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family Residential Construction
Pass	$12,186	$1,498	$642	$—	$829	$—	$—	$15,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	90	—	—	—	90
	$12,186	$1,498	$642	$90	$829	$—	$—	$15,245

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other Construction, Development and Land
Pass	$11,687	$26,093	$31,645	$1,823	$1,443	$3,014	$—	$75,705
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	47	—	47
Doubtful	—	—	—	—	—	59	—	59
	$11,687	$26,093	$31,645	$1,823	$1,443	$3,120	$—	$75,811

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$22,024	$20,478	$41,583	$26,748	$19,760	$44,237	$2,129	$176,959
Special Mention	—	511	3,032	—	—	292	—	3,835
Substandard	311	716	—	557	211	1,704	—	3,499
Doubtful	—	—	—	—	—	413	—	413
	$22,335	$21,705	$44,615	$27,305	$19,971	$46,646	$2,129	$184,706

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total

	(In thousands)
Commercial Business
Pass	$8,414	$10,636	$9,590	$8,699	$4,750	$4,543	$12,895	$59,527
Special Mention	486	149	130	126	15	—	162	1,068
Substandard	—	—	—	57	—	—	—	57
Doubtful	—	107	1,926	—	—	33	—	2,066
	$8,900	$10,892	$11,646	$8,882	$4,765	$4,576	$13,057	$62,718

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Pass	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,577	$58,276
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	130	130
Doubtful	—	—	—	—	—	—	—	—
	$18,932	$16,555	$8,274	$3,574	$810	$7,554	$2,707	$58,406

Current period gross write-offs	$25	$74	$131	$27	$8	$3	$77	$345

Total Loans
Pass	$98,316	$114,627	$133,927	$72,883	$41,261	$91,127	$74,191	$626,332
Special Mention	486	691	3,162	126	15	737	242	5,459
Substandard	311	716	—	614	211	2,178	277	4,307
Doubtful	—	107	1,967	244	73	1,991	—	4,382
	$99,113	$116,141	$139,056	$73,867	$41,560	$96,033	$74,710	$640,480

Current period gross write-offs	$25	$74	$131	$27	$8	$7	$77	$349

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  At December 31, 2025 and 2024, the Company’s ACL for unfunded commitments was $131,000.  The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the years ended December 31, 2025 and 2024.

(5)	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024

Land and land improvements	$5,219	$5,219
Leasehold improvements	—	134
Office buildings	17,423	17,210
Furniture, fixtures and equipment	5,445	6,104
	28,087	28,667
Less accumulated depreciation	13,730	14,488

Totals	$14,357	$14,179

Depreciation expense was $1.0 million, $951,000 and $882,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)	FORECLOSED REAL ESTATE

There was no foreclosed real estate activity for the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company transferred $64,000 from loans to foreclosed real estate and sold $64,000 of foreclosed real estate.

The Company had no foreclosed real estate at December 31, 2025, 2024 or 2023. At December 31, 2025 and 2024, the amortized cost of consumer mortgage loans secured by residential real estate properties where formal foreclosure procedures are in process was $92,000 and $203,000, respectively.

(7)	GOODWILL AND OTHER INTANGIBLES

The Company acquired goodwill of $1.1 million in the acquisition of Peoples Bancorp, Inc. of Bullitt County and Peoples during 2015 in addition to acquiring goodwill of $5.4 million in the acquisition of Hometown Bancshares, Inc. (“Hometown”) during 2003. Goodwill is evaluated for impairment at least semi-annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount is greater than its fair value. No impairment of goodwill was recognized during 2025, 2024 or 2023.

The Company acquired a core deposit intangible of $1.4 million in the acquisition of Peoples and it became fully amortized in 2025. All of the Company’s previously acquired core deposit intangibles had been fully amortized prior to 2015. Core deposit intangible amortization expense totaled $86,000 for 2025 and $147,000 each year for 2024 and 2023.

Core deposit intangibles subject to amortization as of December 31, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024

Core deposit intangible acquired in Peoples acquisition	$1,418	$1,418
Less accumulated amortization	1,418	1,332

	$—	$86

(8)	DEPOSITS

Deposits at December 31, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024

Noninterest-bearing demand deposits	$220,053	$197,993
NOW accounts	361,245	377,137
Savings accounts	222,500	222,635
Money market accounts	81,824	68,794
Time deposits	237,368	199,880

Total deposits	$1,122,990	$1,066,439

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $69.4 million and $42.8 million at December 31, 2025 and 2024, respectively.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At December 31, 2025, scheduled maturities of time deposits were as follows:

Year ending December 31:
(In thousands)
2026	$221,957
2027	12,534
2028	875
2029	1,371
2030	631

Total	$237,368

The Bank held deposits of approximately $12.8 million and $10.7 million for related parties at December 31, 2025 and 2024, respectively.

(9)	LINES OF CREDIT

The Bank has an unsecured federal funds purchased line of credit through Independent Correspondent Bankers’ Bank with a maximum borrowing amount of $5.0 million. At December 31, 2025 and 2024, the Bank had no outstanding federal funds purchased under the line of credit.

The Bank also has a $2.0 million revolving line of credit with Stock Yards Bank & Trust Company. At December 31, 2025 and 2024, the Bank had no outstanding borrowings under the line of credit.

On February 28, 2024 the Bank entered into an Overdraft Line of Credit Agreement with the FHLB which established a line of credit not to exceed $10.0 million secured under the blanket collateral agreement. This agreement expires on March 2, 2027 and automatically renewed for an additional one-year term. At December 31, 2025 and 2024, there were no borrowings under the agreement.

(10)	BORROWED FUNDS

At December 31, 2025 and 2024, the Company had no outstanding borrowings.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table sets forth information on the short-term FHLB advances and BTFP borrowings during the year ended December 31, 2024:

Year Ended
December 31,
(Dollars in thousands)	2024
FHLB variable-rate advances
Maximum balance at any month end	$5,000
Average balance	515
Period end balance	—

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.81%

FHLB fixed-rate bullet advances
Maximum balance at any month end	$13,000
Average balance	1,221
Period end balance	—

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	5.68%

BTFP borrowings
Maximum balance at any month end	$33,625
Average balance	27,918
Period end balance	—

Weighted average interest rate (annualized):
At end of period	0.00%
During the period	4.85%

FHLB advances are secured under a blanket collateral agreement. At December 31, 2025, the carrying value of CMO and mortgage-backed securities, mortgage loans and home equity lines of credit pledged as security for FHLB advances was $23.0 million, $77.7 million and $8.2 million, respectively.  At December 31, 2024, the carrying value of U.S. Treasury notes and mortgage loans pledged as security for FHLB advances was $9.9 million and $53.1 million, respectively.

The Company also has access to the FRB Discount Window for Borrowings (“Discount Window”).  At December 31, 2025 and 2024, the Company had pledged certain U.S Treasuries and U.S. agency notes and bonds with a carrying value of $17.2 million and $16.5 million, respectively, to secure borrowings through the Discount Window, if needed.  While the Company has conducted a test of borrowings through the Discount Window, there were no borrowings outstanding through the Discount Window at December 31, 2025 or 2024.

(11)	LEASES

The Company was a lessee in certain leasing agreements, such as for branch office space. During 2020, the Bank extended a noncancelable lease agreement for branch office space with annual lease payments of $19,000.  The lease for branch office space expired in March 2025.  The Bank’s subsidiary companies headquartered in Nevada lease office space under sublease agreements that automatically renew for one year periods each October. All of the Company’s leases are classified as operating leases.

The Company had no outstanding ROU assets or corresponding lease liabilities at December 31, 2025 and 2024.

Certain leases may include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. At December 31, 2025 and 2024, the Company had not entered into any leases that had yet to commence that conveyed the right to control the use of the property to the Company.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Lease expense for the years ended December 31, 2025, 2024 and 2023 was $18,000, $35,000, and $34,000, respectively. The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023

Operating lease cost	$3	$19	$19
Short-term lease cost	15	16	15

Totals	$18	$35	$34

The lease term and discount rate at December 31, 2025 and 2024 were as follows:

	2025	2024
Weighted-average remaining lease term (years)	—	0.25
Weighted-average discount rate	0.00%	1.34%

Supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 related to leases was as follows:

	2025	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3	$19	$19

The Company also leases space to tenants under various operating leases. Lease income recorded under tenant leases was $114,000, $61,000 and $47,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Future minimum lease payments to be received under tenant leases with initial or remaining terms in excess of one year total $107,000, $88,000, $65,000, $61,000 and $8,000 for the years ended December 31, 2026, 2027, 2028, 2029 and 2030, respectively.

(12)	INCOME TAXES

The Company and its corporate subsidiaries file consolidated tax returns.  For the year ended December 31, 2025 the Company’s pretax income from continuing operations was $19.9 million and originated entirely from domestic sources.  The Company has no foreign operations and pays no foreign taxes.

The components of consolidated income tax expense for the years ended December 31, 2025, 2024 and 2023 are presented in the following table.  The Company prospectively adopted ASU 2023-09 and as such, current and deferred components of income tax expense in prior years are not required to be disclosed by jurisdiction.

(In thousands)	2025	2024	2023

Current - Federal	$4,221	$2,767	$2,946
Current - State	208
Total Current	4,429

Deferred - Federal	(1,046)	(551)	(698)
Deferred - State	146
Total Deferred	(900)

Totals	$3,529	$2,216	$2,248

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The reconciliation of income tax expense for the year ended December 31, 2025 follows:

(In thousands)	2025

Federal statutory income tax	$4,181	21.0%
State and local income tax-net of federal tax benefit	240	1.2
Tax Credits
Low income housing (1)	(70)	(0.4)
Renewable energy (1)	(97)	(0.5)
Nontaxable or nondeductible items
Tax-exempt interest income, net of TEFRA	(637)	(3.2)
Bank-owned life insurance	(57)	(0.3)
Other	(31)	(0.1)
Totals	$3,529	17.7%

(1) Includes tax credits, other tax benefits, and certain costs associated with tax credit investments.

The state and local income tax category is driven entirely by Indiana and Kentucky, which together represent all of the total state and local effect for 2025.  The concentration reflects statutory rate differences and apportionment, net of the federal benefit.

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2024, and 2023 follows:

(In thousands)	2024	2023

Provision at federal statutory tax rate	$2,975	$3,161
State income tax-net of federal tax benefit	120	178
Tax-exempt interest income	(608)	(733)
Bank-owned life insurance income	(47)	(43)
Captive insurance net premiums	—	(126)
Investment in tax credit entities	(288)	(228)
Other	64	39
Totals	$2,216	$2,248
Effective tax rate	15.6%	14.9%

Income taxes paid (net of refunds received) were as follows for the year ended December 31, 2025:

(In thousands)	2025

Federal	$150
State and local
Indiana	(192)
Kentucky	236
Totals	$194

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Significant components of the deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

(In thousands)	2025	2024

Deferred tax assets (liabilities):
Deferred compensation plans	$40	$51
Unrealized loss on securities available for sale	3,330	6,701
ACL - loans	2,450	2,297
ACL - unfunded commitments	32	32
Accrued Expenses	—	58
Unrealized loss on equity securities	215	252
Restricted stock	6	18
Interest on nonaccrual loans	143	143
Deferred income	71	102
Federal and state tax credit carryforwards	1,265	305
Other	4	6
Deferred tax assets	7,556	9,965

Depreciation	(873)	(890)
Deferred loan fees and costs	(298)	(285)
FHLB stock dividends	(37)	(37)
Prepaid expenses	(307)	(219)
Acquisition purchase accounting adjustments	(191)	(228)
Other	(38)	(23)
Deferred tax liabilities	(1,744)	(1,682)

Net deferred tax asset	$5,812	$8,283

At December 31, 2025, the Company had Federal tax credit carryforwards of $1.1 million, that expire at various dates from 2044 to 2047 if unused.

At December 31, 2025 and 2024, the Company had Indiana tax credit carryforwards of $158,000 and $305,000, respectively, that may be carried forward nine years and expire in 2032 if unused.

At December 31, 2025 and 2024, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files consolidated U.S. federal income tax returns and Indiana and Kentucky state income tax returns. Returns filed in these jurisdictions for tax years ended on or after December 31, 2022 are subject to examination by the relevant taxing authorities. Each entity included in the consolidated federal, Indiana and Kentucky state income tax returns filed by the Company are charged or given credit for the applicable tax as though separate returns were filed.

Retained earnings of the Bank at December 31, 2025 and 2024 include approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of such allocated amounts for purposes other than tax bad debt losses, including redemption of bank stock, excess dividends or loss of “bank” status, would create income for tax purposes only, subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $191,000 at December 31, 2025 and 2024.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(13)	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Bank has a qualified contributory defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Bank contributed $746,000, $693,000, and $683,000 to the plan for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Compensation expense is recognized based on the average fair value of shares released for allocation to participant accounts during the year with a corresponding credit to stockholders’ equity. No compensation expense was recognized for the years ended December 31, 2025, 2024 and 2023 as all shares were allocated during 2008.

At December 31, 2025 and 2024, the ESOP trust held 45,872 and 48,704 shares of Company stock, respectively, including shares acquired on the open market, all of which had been allocated to participant accounts. The aggregate fair value of shares allocated to ESOP participants was $2.7 million and $1.6 million at December 31, 2025 and 2024, respectively.

(14)	DEFERRED COMPENSATION PLANS

The Bank has a deferred compensation plan whereby certain officers will be provided specific amounts of income for a period of fifteen years following normal retirement. The benefits under the agreements are fully vested and were paid in varying amounts through 2022. As part of the acquisition of Peoples in December 2015, the Bank assumed a non-qualified deferred compensation plan for three key employees of Peoples, which provides for specific amounts of income for a period of ten years following retirement. The benefits under the Peoples plan are fully vested and, assuming normal retirement, will be paid in varying amounts through 2026. The Bank is the owner and beneficiary of insurance policies on the lives of these officers which may provide funds for a portion of the required payments. The agreements also provide for payment of benefits in the event of disability, early retirement and termination of employment or death. The Bank accrues the present value of the benefits under these plans so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the plans was $25,000 and $66,000 at December 31, 2025 and 2024, respectively. Deferred compensation expense for the Bank’s deferred compensation plans for employees was $1,000, $3,000 and $5,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Bank also has a directors’ deferred compensation plan whereby a director defers into a retirement account a portion of his/her monthly director fees for a specified period to provide a specified amount of income for a period of fifteen years following normal retirement. Assuming normal retirement, the benefits under the plan will be paid in varying amounts through 2041. The agreements also provide for payment of benefits in the event of

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

disability, early retirement and termination of service or death. The Bank accrues the interest cost on the deferred obligation so the amounts required will be provided at the normal retirement dates and thereafter. The balance of the accrued benefit for the director plan was $121,000 and $124,000 at December 31, 2025 and 2024, respectively. Deferred compensation expense for the director plan was $15,000 for each of the years ended December 31, 2025, 2024 and 2023, respectively.

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

At December 31, 2025, 155,750 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

The fair market value of stock options granted is estimated at the date of grant using an option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2025, no stock options had been granted under the Plans.

On March 11, 2025, the Company granted 3,900 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $37.90 per share for a total of $148,000. The restricted stock vests ratably from the grant date through July 1, 2030, with 20% of the shares vesting each year on July 1 beginning on July 1, 2026.  On February 20, 2024, the Company granted 3,150 restricted stock shares under the 2019 Plan to directors, officers and key employees at a grant-date price of $28.00 per share for a total of $88,000.  The restricted stock vests ratably from the grant date through July 1, 2029 with 20% of the shares vesting each year on July 1 beginning on July 1, 2025.  No restricted stock shares were granted during 2023.  Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation cost for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the years ended December 31,

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2025, 2024 and 2023 was $104,000, $202,000 and $252,000, respectively. The income tax benefit related to stock-based compensation was $18,000, $20,000 and $30,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

A summary of the Company’s nonvested restricted shares activity as of December 31, 2025 and changes during the year then ended is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	4,800	$43.40
Granted	3,900	37.90
Vested	2,730	55.63
Forfeited	—	—

Nonvested at end of period	5,970	$34.22

There were 2,730, 3,950 and 6,100 restricted shares vested during the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2025, 2024 and 2023 was $125,000, $120,000 and $188,000, respectively. At December 31, 2025, unrecognized compensation expense related to nonvested restricted shares was $178,000. The compensation expense is expected to be recognized over a weighted average period of 4.2 years.

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

The following is a summary of the commitments to extend credit at December 31, 2025 and 2024:

(In thousands)	2025	2024

Loan commitments:
Fixed rate	$2,383	$5,302
Adjustable rate	18,814	11,233

Standby letters of credit	308	2,078
Undisbursed commercial and personal lines of credit	39,007	34,727
Undisbursed portion of construction loans in process	32,820	22,516
Undisbursed portion of home equity lines of credit	86,932	79,000

Total commitments	$180,264	$154,856

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Certain commitments have fixed expiration dates, or other termination

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company has not been obligated to perform on any financial guarantees and has incurred no losses on its commitments in 2025 or 2024.

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

The Bank is subject to various regulatory capital requirements administered by the banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2025 and 2024.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2025 and 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio (“CBLR”) framework, for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The CBLR minimum requirement is 9%. An eligible banking organization is provided a two-quarter grace period to correct a ratio that falls below this required amount, provided the bank maintains a leverage ratio greater than 8%. An eligible banking organization can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2025 and 2024.

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum to be Well
			Capitalized under
			Prompt Corrective
	Actual		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
CBLR	$137,702	11.01%	$113,208	9.00%
As of December 31, 2024:
CBLR	$126,402	10.57%	$107,640	9.00%

(19)	FAIR VALUE MEASUREMENTS

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2025 and 2024. The Company had no liabilities measured at fair value as of December 31, 2025 or 2024.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

December 31, 2025
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$91,930	$—	$91,930
Agency CMO	—	100,746	—	100,746
Agency notes and bonds	—	74,391	—	74,391
Treasury notes and bonds	2,461	—	—	2,461
Municipal obligations	—	147,662	—	147,662
Total securities available for sale	$2,461	$414,729	$—	$417,190

Equity securities	$1,035	$—	$—	1,035

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$—	$—	$412	$412
1-4 Family Residential Construction	—	—	37	37
Total collateral dependent loans	$—	$—	$449	$449

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$67,941	$—	$67,941
Agency CMO	—	47,518	—	47,518
Agency notes and bonds	—	118,080	—	118,080
Treasury notes and bonds	21,549	—	—	21,549
Municipal obligations	—	134,155	—	134,155
Total securities available for sale	$21,549	$367,694	$—	$389,243

Equity securities	$886	$—	$—	886

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$—	$—	$693	$693
1-4 Family Residential Construction	—	—	36	36
Total collateral dependent loans	$—	$—	$729	$729

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

At December 31, 2025, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 20% to 40%, with a weighted average discount of 38.7%. At December 31, 2024, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral, and estimated costs to sell the collateral ranging from 10% to 20%, with a weighted average discount of 10.6%.

The Company recognized provisions for loan losses of $6,000, $1.2 million and $97,000 for the years ended December 31, 2025, 2024 and 2023, respectively, for collateral dependent loans.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At December 31, 2025 and 2024, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

At December 31, 2025 and 2024, the Company held no foreclosed real estate.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2025 and 2024. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2025 and 2024.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(20)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 19) in which the fair value measurements fall at December 31, 2025 and 2024:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

December 31, 2025:
Financial assets:
Cash and cash equivalents	$137,288	$137,288	$137,288	$—	$—
Interest-bearing time deposits	1,470	1,480	—	1,480	—
Securities available for sale	417,190	417,190	2,461	414,729	—
Securities held to maturity	7,000	5,243	—	5,243	—
Loans held for sale	1,464	1,489	—	1,489	—
Loans, net	654,100	625,927	—	—	625,927
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	5,100	5,100	—	5,100	—
Equity securities (included in other assets)	1,035	1,035	1,035	—	—

Financial liabilities:
Deposits	1,122,990	1,123,123	885,622	—	237,501
Accrued interest payable	2,195	2,195	—	2,195	—

December 31, 2024:
Financial assets:
Cash and cash equivalents	$105,917	$105,917	$105,917	$—	$—
Interest-bearing time deposits	2,695	2,725	—	2,725	—
Securities available for sale	389,243	389,243	21,549	367,694	—
Securities held to maturity	7,000	4,591	—	4,591	—
Loans held for sale	472	477	—	477	—
Loans, net	631,199	628,057	—	—	628,057
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,575	4,575	—	4,575	—
Equity securities (included in other assets)	886	886	886	—	—

Financial liabilities:
Deposits	1,066,439	1,065,687	866,559	—	199,128
Accrued interest payable	1,922	1,922	—	1,922	—

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 16, and the fair value of these instruments is considered immaterial.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at December 31, 2025 and 2024 represent an approximation of exit price, but an actual exit price may differ.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(21)	REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In thousands)	2025	2024	2023

In Scope for ASC 606
Service charges on deposit accounts	$2,450	$2,402	$2,343
ATM and debit card fees	4,540	4,467	4,489
Other	180	190	177
Revenue from contracts with customers	7,170	7,059	7,009

Out of Scope for ASC 606
Net gains on loans and investments	847	212	254
Increase in cash value of life insurance	222	224	206
Other	226	161	163
Other noninterest income	1,295	597	623

Total noninterest income	$8,465	$7,656	$7,632

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

Other Income: Other income from contracts with customers includes safe deposit box fees, investment advisory income, and ACH origination fees. This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

(22)	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENT

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At December 31, 2025 and 2024, the balance of the Bank’s investment was $1.2 million and $1.6 million, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the qualified affordable housing project investment at December 31, 2025 and 2024 was $72,000 and $168,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On December 16, 2025, the Bank entered into another agreement to invest in qualified affordable housing projects through a limited liability company.  At December 31, 2025, the balance of the Bank’s investment was $4.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment at December 31, 2025 was $3.3 million and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2036.

The investments are accounted for using the proportional amortization method. During 2025, 2024 and 2023, the Bank recognized amortization expense of $346,000, $291,000 and $307,000, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during 2025, 2024 and 2023, the Bank recognized tax credits and other tax benefits from its qualified affordable housing project investment of $416,000, $407,000 and $403,000, respectively, which was included in income tax expense on the consolidated statements of income.

(23)	RENEWABLE ENERGY TAX CREDIT INVESTMENT

On March 26, 2025, April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by solar energy producing facilities through limited liability companies. At December 31, 2025 and 2024, the balance of the Bank’s investments were $1.5 million and $401,000, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the solar energy tax credit investments was $835,000 and $276,000 at December 31, 2025 and 2024, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2026.

The investment is accounted for using the proportional amortization method. During 2025, 2024 and 2023, the Bank recognized amortization expense of $2.9 million, $1.9 million and $1.7 million, respectively, which was included in income tax expense on the consolidated statements of income. Additionally, during 2025, 2024 and 2023, the Bank recognized tax credits and other tax benefits from its solar energy tax credit investment of $3.0 million, $2.3 million and $1.8 million, respectively, which was included in income tax expense on the consolidated statements of income.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(24)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

Balance Sheets

(In thousands)

	As of December 31,
	2025	2024
Assets:
Cash and cash equivalents	$2,340	$2,861
Other assets	2,298	2,256
Investment in subsidiaries	133,482	109,970

	$138,120	$115,087
Liabilities and Equity:
Accrued expenses and other liabilities	$323	$488
Stockholders' equity	137,797	114,599

	$138,120	$115,087

Statements of Income

(In thousands)

	Years Ended December 31,
	2025	2024	2023

Dividend income from subsidiaries	$4,440	$3,150	$3,745
Other income	31	100	115
Gain (loss) on equity securities	149	(374)	(207)
Other operating expenses	(491)	(621)	(681)

Income before income taxes and equity in undistributed net income of shareholders	4,129	2,255	2,972

Income tax benefit	70	194	164

Income before equity in undistributed net income of subsidiaries	4,199	2,449	3,136
Equity in undistributed net income of subsidiaries	12,168	9,491	9,654

Net Income	$16,367	$11,940	$12,790

Comprehensive Income	$27,711	$12,983	$24,498

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$16,367	$11,940	$12,790
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(12,168)	(9,491)	(9,654)
Dissolution of Captive	—	—	1,822
Stock compensation expense	104	202	252
Unrealized (gain) loss on equity securities	(149)	374	207
Net change in other assets and liabilities	31	(28)	80
Net cash provided by operating activities	4,185	2,997	5,497

Investing Activities:
Investment in technology fund	(89)	(115)	(250)
Net cash used in investing activities	(89)	(115)	(250)

Financing Activities:
Purchase of treasury stock	(578)	(41)	(502)
Tax paid on stock award shares for employees	(17)	(23)	(23)
Cash dividends paid	(4,022)	(3,755)	(3,621)
Net cash used in financing activities	(4,617)	(3,819)	(4,146)

Net (decrease) increase in cash	(521)	(937)	1,101

Cash at beginning of year	2,861	3,798	2,697

Cash at end of year	$2,340	$2,861	$3,798

(25)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended December 31,
(In thousands)	2025	2024	2023

Cash payments for:
Interest	$14,424	$13,967	$7,931
Income taxes (net of refunds received)	194	154	1,828

Noncash investing activities:
Transfers from loans to foreclosed real estate	$—	$—	$64
Vehicle trade-in allowance	15	—	22
Agreement to invest in renewable energy tax credit facility	822	276	—
Agreement to invest in qualified affordable housing projects	3,262	—	—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(26)	SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding. Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements. Earnings per share information is presented below for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
(In thousands, except per share data)	2025	2024	2023

Basic
Earnings:
Net income attributable to First Capital, Inc.	$16,367	$11,940	$12,790

Shares:
Weighted average common shares outstanding	3,345,645	3,346,161	3,347,341

Net income attributable to First Capital, Inc. per common share, basic	$4.89	$3.57	$3.82

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$16,367	$11,940	$12,790

Shares:
Weighted average common shares outstanding	3,345,645	3,346,161	3,347,341
Add: Dilutive effect of restricted stock	2,344	—	—

Weighted average common shares outstanding, as adjusted	3,347,989	3,346,161	3,347,341

Net income attributable to First Capital, Inc. per common share, diluted	$4.89	$3.57	$3.82

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding.  No restricted shares were excluded from the calculation of diluted net income per share for the year ended December 31, 2025.  Restricted shares totaling 4,800 and 5,600 were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive for the years ended December 31, 2024 and 2023, respectively.

(27)	SEGMENT INFORMATION

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(28)	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Interest	Net Interest	Net	Earnings Per Share
(Dollars in thousands)	Income	Income	Income	Basic	Diluted

2025
First Quarter	$13,346	$9,581	$3,235	$0.97	$0.97
Second Quarter	14,040	10,412	3,775	1.13	1.13
Third Quarter	14,658	10,956	4,478	1.34	1.34
Fourth Quarter	14,803	11,201	4,879	1.46	1.46

2024
First Quarter	$11,837	$8,600	$2,952	$0.88	$0.88
Second Quarter	12,218	8,657	2,828	0.85	0.85
Third Quarter	13,224	9,125	2,898	0.87	0.87
Fourth Quarter	13,192	9,408	3,262	0.97	0.97

Net income above represents Net Income Attributable to First Capital, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL, INC.

Date: March 31, 2026	/s/ Michael C. Frederick
Michael C. Frederick
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael C. Frederick	President, Chief Executive Officer and Director	March 31, 2026
Michael C. Frederick	(principal executive officer)

/s/ Kathryn W. Ernstberger	Chairwoman	March 31, 2026
Kathryn W. Ernstberger

/s/ Joshua P. Stevens	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2026
Joshua P. Stevens	(principal accounting and financial officer)

/s/ William W. Harrod	Director	March 31, 2026
William W. Harrod

/s/ John M. Shireman	Director	March 31, 2026
John M. Shireman

/s/ Mark D. Shireman	Director	March 31, 2026
Mark D. Shireman

/s/ William I. Orwick, Sr.	Director	March 31, 2026
William I. Orwick, Sr.

/s/ Carolyn E. Wallace	Director	March 31, 2026
Carolyn E. Wallace

/s/ Pamela G. Kraft	Director	March 31, 2026
Pamela G. Kraft

/s/ Christopher L. Byrd	Director	March 31, 2026
Christopher L. Byrd

/s/ Dana L. Huber	Director	March 31, 2026
Dana L. Huber

/s/ Lou Ann Moore	Director	March 31, 2026
Lou Ann Moore

/s/ Robert C. Guilfoyle	Director	March 31, 2026
Robert C. Guilfoyle

/s/ Jill S. Saegesser	Director	March 31, 2026
Jill S. Saegesser