Form 10-Q
period 2026-03-31
FIRST CAPITAL INC
filed 2026-05-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,345,531 shares of common stock were outstanding as of April 30, 2026.

FIRST CAPITAL, INC.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2026	2025
ASSETS
Cash and due from banks	$21,682	$26,873
Interest bearing deposits with banks	127,958	110,415
Total cash and cash equivalents	149,640	137,288

Interest-bearing time deposits	1,225	1,470
Securities available for sale, at fair value (amortized cost $426,668 and $432,167, respectively)	407,764	417,190
Securities held to maturity, at amortized cost (fair value $5,443 and $5,243, respectively)	7,000	7,000
Loans held for sale	756	1,464
Loans, net of allowance for credit losses of $10,347 ($10,108 in 2025)	664,404	654,100
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,567	14,357
Accrued interest receivable	4,917	5,100
Cash value of life insurance	9,050	8,993
Goodwill	6,472	6,472
Other assets	16,520	16,725

Total Assets	$1,284,151	$1,271,995

LIABILITIES
Deposits:
Noninterest-bearing	$218,583	$220,053
Interest-bearing	917,990	902,937
Total deposits	1,136,573	1,122,990

Accrued interest payable	2,156	2,195
Accrued expenses and other liabilities	7,268	8,901
Total liabilities	1,145,997	1,134,086

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,814,543 shares (3,810,883 in 2025); outstanding 3,345,531 (3,341,871 in 2025)	38	38
Additional paid-in capital	42,015	41,823
Retained earnings-substantially restricted	120,927	117,635
Unearned stock compensation	(350)	(178)
Accumulated other comprehensive loss	(14,716)	(11,646)
Less treasury stock, at cost - 469,012 shares	(9,875)	(9,875)
Total First Capital, Inc. stockholders' equity	138,039	137,797

Noncontrolling interest in subsidiary	115	112
Total equity	138,154	137,909

Total Liabilities and Equity	$1,284,151	$1,271,995

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
INTEREST INCOME
Loans, including fees	$10,442	$9,774
Securities:
Taxable	2,713	1,834
Tax-exempt	703	649
Dividends	24	26
Interest bearing deposits with banks	1,042	1,063
Total interest income	14,924	13,346
INTEREST EXPENSE
Deposits	3,506	3,765
Total interest expense	3,506	3,765
Net interest income	11,418	9,581
Provision for credit losses	350	338
Net interest income after provision for credit losses	11,068	9,243
NONINTEREST INCOME
Service charges on deposit accounts	592	593
ATM and debit card fees	1,081	1,036
Loss on sale of securities	(92)	(55)
Unrealized gain on equity securities	178	18
Gain on sale of loans	133	89
Increase in cash surrender value of life insurance	57	72
Other income	99	95
Total noninterest income	2,048	1,848
NONINTEREST EXPENSE
Compensation and benefits	4,337	4,102
Occupancy and equipment	634	623
Data processing	1,096	1,108
Professional fees	527	286
Advertising	72	74
Other expenses	1,087	988
Total noninterest expense	7,753	7,181
Income before income taxes	5,363	3,910
Income tax expense	1,030	672
Net Income	4,333	3,238
Less: net income attributable to noncontrolling interest in subsidiary	3	3
Net Income Attributable to First Capital, Inc.	$4,330	$3,235

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.30	$0.97
Diluted	$1.30	$0.97

Dividends per share	$0.31	$0.29

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025

Net Income	$4,333	$3,238

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period	(4,019)	4,104
Income tax benefit (expense)	876	(956)
Net of tax amount	(3,143)	3,148

Less: reclassification adjustment for realized losses included in net income	92	55
Income tax benefit	(19)	(12)
Net of tax amount	73	43

Other Comprehensive (Loss) Income, net of tax	(3,070)	3,191

Comprehensive Income	1,263	6,429
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3

Comprehensive Income Attributable to First Capital, Inc.	$1,260	$6,426

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at January 1, 2025	$38	$41,676	$105,290	$(22,990)	$(135)	$(9,280)	$112	$114,711
Net income	—	—	3,235	—	—	—	3	3,238
Other comprehensive income	—	—	—	3,191	—	—	—	3,191
Cash dividends	—	—	(974)	—	—	—	—	(974)
Stock compensation expense	—	—	—	—	38	—	—	38
Purchase of treasury shares	—	—	—	—	—	(9)	—	(9)
Restricted stock grants	—	147	—	—	(147)	—	—	—

Balances at March 31, 2025	$38	$41,823	$107,551	$(19,799)	$(244)	$(9,289)	$115	$120,195

Balances at January 1, 2026	$38	$41,823	$117,635	$(11,646)	$(178)	$(9,875)	$112	$137,909
Net income	—	—	4,330	—	—	—	3	4,333
Other comprehensive loss	—	—	—	(3,070)	—	—	—	(3,070)
Cash dividends	—	—	(1,038)	—	—	—	—	(1,038)
Stock compensation expense	—	—	—	—	20	—	—	20
Restricted stock grants	—	198	—	—	(198)	—	—	—
Restricted stock grant forfeitures	—	(6)	—	—	6	—	—	—

Balances at March 31, 2026	$38	$42,015	$120,927	$(14,716)	$(350)	$(9,875)	$115	$138,154

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$4,333	$3,238
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	114	220
Depreciation and amortization expense	279	281
Deferred income taxes	671	(96)
Stock compensation expense	20	38
Increase in cash value of life insurance	(57)	(72)
Loss on sale of securities	92	55
Provision for credit losses	350	338
Proceeds from sales of loans	9,218	4,812
Loans originated for sale	(8,377)	(4,592)
Gain on sale of loans	(133)	(89)
Amortization of tax credit investment	350	384
Unrealized gain on equity securities	(178)	(18)
Loss on disposal of premises and equipment	—	58
Decrease in accrued interest receivable	183	17
Decrease in accrued interest payable	(39)	(163)
Net change in other assets/liabilities	(485)	(24)
Net Cash Provided By Operating Activities	6,341	4,387

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	245	—
Purchase of securities available for sale	(45,701)	(30,783)
Proceeds from maturities of securities available for sale	17,790	15,385
Proceeds from sales of securities available for sale	18,722	11,192
Principal collected on mortgage-backed obligations	14,482	6,617
Net increase in loans receivable	(10,654)	(12,080)
Investment in tax credit entities	(845)	(291)
Investment in technology fund	(84)	—
Purchase of premises and equipment	(489)	(220)
Net Cash Used In Investing Activities	(6,534)	(10,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,583	17,482
Purchase of treasury stock	—	(9)
Dividends paid	(1,038)	(974)
Net Cash Provided By Financing Activities	12,545	16,499

Net Increase in Cash and Cash Equivalents	12,352	10,706
Cash and cash equivalents at beginning of period	137,288	105,917
Cash and Cash Equivalents at End of Period	$149,640	$116,623

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2026, and the results of operations for the three months ended March 31, 2026 and 2025 and the cash flows for the three months ended March 31, 2026 and 2025. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Company’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or stockholders’ equity.

2.Recent Accounting Pronouncements

The Company has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at March 31, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

March 31, 2026
Securities available for sale:
Agency mortgage-backed securities	$116,309	$93	$6,008	$110,394
Agency CMO	102,026	478	436	102,068
Agency notes and bonds	54,198	5	670	53,533
Treasury notes and bonds	2,488	—	31	2,457
Municipal obligations	151,647	503	12,838	139,312

Total securities available for sale	$426,668	$1,079	$19,983	$407,764

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,557	$5,443

Total securities held to maturity	$7,000	$—	$1,557	$5,443

December 31, 2025
Securities available for sale:
Agency mortgage-backed securities	$96,218	$505	$4,793	$91,930
Agency CMO	100,018	841	113	100,746
Agency notes and bonds	75,448	30	1,087	74,391
Treasury notes and bonds	2,485	—	24	2,461
Municipal obligations	157,998	996	11,332	147,662

Total securities available for sale	$432,167	$2,372	$17,349	$417,190

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,757	$5,243

Total securities held to maturity	$7,000	$—	$1,757	$5,243

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of March 31, 2026, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$46,762	$46,310	$—	$—
Due after one year through five years	23,429	22,267	—	—
Due after five years through ten years	81,765	73,799	2,000	1,630
Due after ten years	56,377	52,926	5,000	3,813
	208,333	195,302	7,000	5,443
Mortgage-backed securities and CMO	218,335	212,462	—	—
	$426,668	$407,764	$7,000	$5,443

Information pertaining to investment securities with gross unrealized losses at March 31, 2026, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	26	$46,843	$922
Agency CMO	13	26,700	297
Agency notes and bonds	3	3,218	30
Municipal obligations	41	20,446	386
Total less than twelve months	83	97,207	1,635

Continuous loss position more than twelve months:
Agency mortgage-backed securities	65	47,325	5,086
Agency CMO	18	5,424	139
Agency notes and bonds	17	47,960	640
Treasury notes and bonds	2	2,457	31
Municipal obligations	158	85,629	12,452
Total more than twelve months	260	188,795	18,348

Total securities available for sale	343	$286,002	$19,983

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$5,443	$1,557
Total more than twelve months	4	5,443	1,557
Total securities held to maturity	4	$5,443	$1,557

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

Information pertaining to investment securities with gross unrealized losses at December 31, 2025, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	8	$11,853	$96
Agency CMO	1	646	1
Agency notes and bonds	1	747	1
Municipal obligations	11	3,883	9
Total less than twelve months	21	17,129	107

Continuous loss position more than twelve months:
Agency mortgage-backed securities	90	51,637	4,697
Agency CMO	19	6,335	112
Agency notes and bonds	26	70,014	1,086
Treasury notes and bonds	2	2,461	24
Municipal obligations	174	97,487	11,323
Total more than twelve months	311	227,934	17,242

Total securities available for sale	332	$245,063	$17,349

Securities held to maturity:
Continuous loss position less than twelve months:
Corporate notes	4	$5,243	$1,757
Total less than twelve months	4	5,243	1,757
Total securities held to maturity	4	$5,243	$1,757

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At March 31, 2026, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

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

At March 31, 2026, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 6.5% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. At March 31, 2026, the corporate notes classified as held to maturity in a loss position had depreciated approximately 22.2% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the intent and ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

As of March 31, 2026 and December 31, 2025, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

While management does not anticipate any credit losses at March 31, 2026, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three months ended March 31, 2026, the Company recognized gross gains of $169,000 and gross losses of $261,000 on sales of available for sale securities.  During the three months ended March 31, 2025, the Company recognized gross gains of $31,000 and gross losses of $86,000 on sales of available for sale securities.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater than 10% of stockholders’ equity.

Accrued interest receivable on available for sale debt securities totaled $2.4 million and $2.6 million at March 31, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both March 31, 2026 and December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another BHC, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended March 31, 2026 and 2025, the Company recognized a gain of $178,000 and $18,000, respectively.  At March 31, 2026 and December 31, 2025, the equity investment had a fair value of $1.2 million and $1.0 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership and the Company entered into an agreement to participate in a second, related fund in June 2025. At both March 31, 2026 and December 31, 2025, the Company’s investment in the limited partnerships was $910,000 and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investments at March 31, 2026 and December 31, 2025 was $153,000 and $237,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investments are accounted for as equity securities without a readily determinable fair value, and have been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the three months ended March 31, 2026 or 2025.

4.Loans and Allowance for Credit Losses

Loans at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
(In thousands)	2026	2025

1-4 Family Residential Mortgage	$141,957	$140,677
Home Equity and Second Mortgage	71,200	71,435
Multifamily Residential	71,151	69,567
1-4 Family Residential Construction	15,032	15,445
Other Construction, Development and Land	47,738	41,227
Commercial Real Estate	206,800	207,124
Commercial Business	66,126	61,991
Consumer and Other	53,709	55,676
Principal loan balance	673,713	663,142

Deferred loan origination fees and costs, net	1,038	1,066
Allowance for credit losses	(10,347)	(10,108)

Loans, net	$664,404	$654,100

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

The following table provides the components of the Company’s amortized cost basis in loans at March 31, 2026 and December 31, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

March 31, 2026	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$141,957	$71,200	$71,151	$15,032	$47,738	$206,800	$66,126	$53,709	$673,713

Net deferred loan origination fees and costs	74	1,218	(47)	(2)	(57)	(144)	(4)	—	1,038

Amortized cost basis in loans	$142,031	$72,418	$71,104	$15,030	$47,681	$206,656	$66,122	$53,709	$674,751

December 31, 2025
Amortized Cost Basis in Loans:
Principal loan balance	$140,677	$71,435	$69,567	$15,445	$41,227	$207,124	$61,991	$55,676	$663,142

Net deferred loan origination fees and costs	81	1,231	(45)	—	(49)	(150)	(2)	—	1,066

Amortized cost basis in loans	$140,758	$72,666	$69,522	$15,445	$41,178	$206,974	$61,989	$55,676	$664,208

The following table provides an analysis of the changes in the ACL on loans for the three months ended March 31, 2026 and 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

March 31, 2026	(In thousands)
ACL on Loans:

Beginning balance	$1,393	$937	$696	$213	$437	$3,243	$2,252	$937	$10,108
Provision for credit losses	156	22	122	20	111	(691)	421	189	350
Charge-offs	(1)	—	—	—	—	—	(64)	(155)	(220)
Recoveries	—	—	—	—	—	—	11	98	109

Ending balance	$1,548	$959	$818	$233	$548	$2,552	$2,620	$1,069	$10,347

March 31, 2025
ACL on Loans:

Beginning balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281
Provision for credit losses	(157)	89	(114)	39	591	(131)	(61)	82	338
Charge-offs	—	—	—	—	—	—	(27)	(100)	(127)
Recoveries	3	—	—	—	—	—	1	39	43

Ending balance	$1,438	$567	$431	$223	$1,179	$2,328	$2,337	$1,032	$9,535

Accrued interest on loans totaled $2.5 million at March 31, 2026 and December 31, 2025 and is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of March 31, 2026 and December 31, 2025:

	Real				ACL
	Estate	Equipment	Other	Total	Allocation

March 31, 2026	(In thousands)
1-4 Family Residential Mortgage	$1,658	$—	$—	$1,658	$—
Home Equity and Second Mortgage	495	—	—	495	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	98	—	—	98	61
Other Construction, Development and Land	119	—	—	119	—
Commercial Real Estate	2,171	—	—	2,171	—
Commercial Business	—	1,564	268	1,832	1,233
Consumer and Other	—	—	3	3	—
	$4,541	$1,564	$271	$6,376	$1,294

December 31, 2025
1-4 Family Residential Mortgage	$1,835	$—	$—	$1,835	$—
Home Equity and Second Mortgage	503	—	—	503	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	97	—	—	97	60
Other Construction, Development and Land	118	—	—	118	—
Commercial Real Estate	2,175	—	—	2,175	—
Commercial Business	—	1,645	467	2,112	1,233
Consumer and Other	—	—	15	15	—
	$4,728	$1,645	$482	$6,855	$1,293

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of March 31, 2026 and December 31, 2025:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

March 31, 2026	(In thousands)
1-4 Family Residential Mortgage	$1,400	$—	$1,400	$—	$1,400
Home Equity and Second Mortgage	322	—	322	—	322
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	98	98	—	98
Other Construction, Development and Land	73	—	73	—	73
Commercial Real Estate	418	—	418	—	418
Commercial Business	99	1,605	1,704	—	1,704
Consumer and Other	—	—	—	14	14

Total	$2,312	$1,703	$4,015	$14	$4,029

December 31, 2025
1-4 Family Residential Mortgage	$1,552	$—	$1,552	$—	$1,552
Home Equity and Second Mortgage	329	—	329	—	329
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	97	97	—	97
Other Construction, Development and Land	72	—	72	—	72
Commercial Real Estate	417	—	417	—	417
Commercial Business	99	1,687	1,786	83	1,869
Consumer and Other	15	—	15	—	15

Total	$2,484	$1,784	$4,268	$83	$4,351

No interest income was recognized on nonaccrual loans during the three months ended March 31, 2026 and 2025.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table presents the aging of the amortized cost basis in loans at March 31, 2026 and December 31, 2025:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

March 31, 2026	(In thousands)
1-4 Family Residential Mortgage	$1,315	$84	$1,043	$2,442	$139,589	$142,031
Home Equity and Second Mortgage	423	148	52	623	71,795	72,418
Multifamily Residential	—	—	—	—	71,104	71,104
1-4 Family Residential Construction	—	—	98	98	14,932	15,030
Other Construction, Development and Land	—	—	73	73	47,608	47,681
Commercial Real Estate	708	—	418	1,126	205,530	206,656
Commercial Business	196	—	140	336	65,786	66,122
Consumer and Other	201	13	14	228	53,481	53,709

Total	$2,843	$245	$1,838	$4,926	$669,825	$674,751

December 31, 2025
1-4 Family Residential Mortgage	$849	$249	$1,011	$2,109	$138,649	$140,758
Home Equity and Second Mortgage	668	—	52	720	71,946	72,666
Multifamily Residential	—	—	—	—	69,522	69,522
1-4 Family Residential Construction	—	—	97	97	15,348	15,445
Other Construction, Development and Land	80	—	72	152	41,026	41,178
Commercial Real Estate	827	707	417	1,951	205,023	206,974
Commercial Business	92	19	223	334	61,655	61,989
Consumer and Other	198	86	15	299	55,377	55,676

Total	$2,714	$1,061	$1,887	$5,662	$658,546	$664,208

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

During the three months ended March 31, 2026 and 2025, there were no modifications to borrowers in financial distress. The Company monitors the performance of modified loans and no modified loans were delinquent at March 31, 2026 or December 31, 2025.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three months ended March 31, 2026 and 2025. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of March 31, 2026 and December 31, 2025.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the risk category of loans by class of loans based on the analysis performed at March 31, 2026:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$7,029	$24,818	$17,573	$23,468	$22,566	$44,342	$—	$139,796
Special Mention	—	—	—	20	—	556	—	576
Substandard	—	—	—	—	—	260	—	260
Doubtful	—	—	205	30	31	1,133	—	1,399
	$7,029	$24,818	$17,778	$23,518	$22,597	$46,291	$—	$142,031

Current period gross write-offs	$—	$—	$1	$—	$—	$—	$—	$1

Home Equity and Second Mortgage
Pass	$186	$2,091	$1,304	$2,650	$2,662	$440	$62,589	$71,922
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	174	174
Doubtful	—	—	—	—	—	322	—	322
	$186	$2,091	$1,304	$2,650	$2,662	$762	$62,763	$72,418

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Residential
Pass	$1,946	$16,907	$5,919	$7,475	$19,682	$17,736	$—	$69,665
Special Mention	—	—	—	1,439	—	—	—	1,439
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$1,946	$16,907	$5,919	$8,914	$19,682	$17,736	$—	$71,104

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family Residential Construction
Pass	$1,719	$11,067	$2,146	$—	$—	$—	$—	$14,932
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	98	—	98
	$1,719	$11,067	$2,146	$—	$—	$98	$—	$15,030

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other Construction, Development and Land
Pass	$962	$22,418	$8,513	$9,408	$2,728	$3,533	$—	$47,562
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	46	—	46
Doubtful	—	—	—	—	—	73	—	73
	$962	$22,418	$8,513	$9,408	$2,728	$3,652	$—	$47,681

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$7,540	$20,524	$21,808	$19,310	$54,063	$75,102	$4,619	$202,966
Special Mention	—	—	—	—	161	984	375	1,520
Substandard	—	—	306	707	—	739	—	1,752
Doubtful	—	—	—	—	—	418	—	418
	$7,540	$20,524	$22,114	$20,017	$54,224	$77,243	$4,994	$206,656

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In thousands)
Commercial Business
Pass	$5,820	$12,442	$4,795	$6,720	$5,800	$14,477	$13,551	$63,605
Special Mention	305	51	19	152	18	46	53	644
Substandard	—	—	—	—	—	23	146	169
Doubtful	—	—	—	107	1,564	33	—	1,704
	$6,125	$12,493	$4,814	$6,979	$7,382	$14,579	$13,750	$66,122

Current period gross write-offs	$—	$—	$44	$—	$20	$—	$—	$64

Consumer and Other
Pass	$5,347	$16,478	$9,730	$8,600	$3,008	$7,265	$3,163	$53,591
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3	—	115	118
Doubtful	—	—	—	—	—	—	—	—
	$5,347	$16,478	$9,730	$8,600	$3,011	$7,265	$3,278	$53,709

Current period gross write-offs	$—	$52	$33	$38	$2	$5	$25	$155

Total Loans
Pass	$30,549	$126,745	$71,788	$77,631	$110,509	$162,895	$83,922	$664,039
Special Mention	305	51	19	1,611	179	1,586	428	4,179
Substandard	—	—	306	707	3	1,068	435	2,519
Doubtful	—	—	205	137	1,595	2,077	—	4,014
	$30,854	$126,796	$72,318	$80,086	$112,286	$167,626	$84,785	$674,751

Current period gross write-offs	$—	$52	$78	$38	$22	$5	$25	$220

The following table provides the risk category of loans by class of loans based on the analysis performed at December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$25,785	$18,522	$24,845	$22,939	$19,268	$26,477	$—	$137,836
Special Mention	—	—	20	—	1,008	60	—	1,088
Substandard	—	—	—	—	97	185	—	282
Doubtful	—	177	31	142	120	1,082	—	1,552
	$25,785	$18,699	$24,896	$23,081	$20,493	$27,804	$—	$140,758

Home Equity and Second Mortgage
Pass	$2,066	$1,428	$2,835	$2,649	$202	$282	$62,515	$71,977
Special Mention	57	—	—	129	—	—	—	186
Substandard	—	—	—	—	—	—	174	174
Doubtful	—	—	—	—	—	329	—	329
	$2,123	$1,428	$2,835	$2,778	$202	$611	$62,689	$72,666

Multifamily Residential
Pass	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522

1-4 Family Residential Construction
Pass	$11,472	$3,876	$—	$—	$—	$—	$—	$15,348
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	97	—	—	97
	$11,472	$3,876	$—	$—	$97	$—	$—	$15,445

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

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both March 31, 2026 and December 31, 2025. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three months ended March 31, 2026 and 2025.

5.Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At March 31, 2026 and December 31, 2025, the balance of the Bank’s investment was $1.1 million and $1.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the unfunded commitment related to the qualified affordable housing project investment was $72,000 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

On December 16, 2025, the Bank entered into another agreement to invest in qualified affordable housing projects through a limited liability company.  At March 31, 2026 and December 31, 2025, the balance of the Bank’s investment was $4.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment at March 31, 2026 and December 31, 2025 was $3.1 million and $3.3 million, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2036.

The investments are accounted for using the proportional amortization method.  During the three month periods ended March 31, 2026 and 2025, the Bank recognized amortization expense of $98,000 and $84,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended March 31, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $118,000 and $103,000, respectively, which was included in income tax expense on the consolidated statements of income.

6.Renewable Energy Tax Credit Investment

On March 26, 2025, April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by solar energy producing facilities through limited liability companies. At March 31, 2026 and December 31, 2025, the balance of the Bank’s investments in the limited liability companies was $1.3 million and $1.5 million, respectively, and was reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the solar energy tax credit investments was $104,000 and $835,000 at March 31, 2026 and December 31, 2025, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2026.

The investments are accounted for using the proportional amortization method.  During the three month periods ended March 31, 2026 and 2025, the Bank recognized amortization expense of $252,000 and $299,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended March 31, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $232,000 and $304,000, respectively, which was included in income tax expense on the consolidated statements of income.

7.Borrowed Funds

At March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings.  During the three month periods ended March 31, 2026 and 2025, the Company did not utilize any FHLB advances.

The Company has access to the FRB Discount Window for Borrowings (“Discount Window”).  At March 31, 2026 and December 31, 2025, the Company had pledged certain U.S Treasuries and U.S. agency notes and bonds with a carrying value of $17.2 million to secure borrowings through the Discount Window, if needed. While the Company has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at March 31, 2026 or December 31, 2025.

FHLB advances are secured under a blanket collateral agreement. At March 31, 2026, the carrying value of CMO and mortgage-backed securities, mortgage loans and home equity lines of credit pledged as security for future FHLB advances was $33.4 million, $79.9 million, and $8.6 million, respectively.  At December 31, 2025, the carrying value of CMO and mortgage-backed securities, mortgage loans and home equity lines of credit pledged as security for FHLB advances was $23.0 million, $77.7 million and $8.2 million, respectively.  At March 31, 2026, the Company had a $81.3 million borrowing capacity limit with the FHLB based on pledged collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Supplemental Disclosure for Earnings Per Share

	March 31,
(In thousands, except per share data)	2026	2025

Basic
Earnings:
Net income attributable to First Capital, Inc.	$4,330	$3,235

Shares:
Weighted average common shares outstanding	3,336,077	3,346,850

Net income attributable to First Capital, Inc. per common share, basic	$1.30	$0.97

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$4,330	$3,235

Shares:
Weighted average common shares outstanding	3,336,077	3,346,850
Add: Dilutive effect of restricted stock	2,557	1,448

Weighted average common shares outstanding, as adjusted	3,338,634	3,348,298

Net income attributable to First Capital, Inc. per common share, diluted	$1.30	$0.97

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No restricted shares were excluded from the calculation of diluted net income per share for the three month periods ending March 31, 2026 and 2025.

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

At March 31, 2026, 152,090 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

As of March 31, 2026, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three month periods ended March 31, 2026 and 2025 amounted to $20,000 and $38,000, respectively.  The total income tax benefit related to stock-based compensation was $5,000 and $9,000, for the three month periods ended March 31, 2026 and 2025, respectively.

A summary of the Company’s nonvested restricted shares under the 2019 Plan as of March 31, 2026 and changes during the three month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	5,970	$34.22
Granted	3,900	50.80
Vested	150	50.80
Forfeited	240	28.00

Nonvested at end of period	9,480	$40.94

There were 150 restricted shares that vested during the three month period ending March 31, 2026 due to the retirement of an employee.   There were no restricted shares that vested during the three month period ended March 31, 2025.  The fair value of restricted shares that vested during the three month period ended March 31, 2026 was $8,000.  At March 31, 2026, there was $350,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.7 years.

10.Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
(In thousands)	2026	2025

Cash payments for:
Interest	$3,545	$3,928
Income taxes (net of refunds received)	(275)	—

Noncash investing activities:
Security purchased but not traded	$—	$1,002
Agreement to invest in renewable energy tax credit facility	$—	3,709

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2026. The Company had no liabilities measured at fair value as of March 31, 2026.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

March 31, 2026
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$110,394	$—	$110,394
Agency CMO	—	102,068	—	102,068
Agency notes and bonds	—	53,533	—	53,533
Treasury notes and bonds	2,457	—	—	2,457
Municipal obligations	—	139,312	—	139,312
Total securities available for sale	$2,457	$405,307	$—	$407,764

Equity securities	$1,213	$—	$—	1,213

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Business	$—	$—	$331	$331
1-4 Family Residential Construction	—	—	37	37
Total collateral dependent loans	$—	$—	$368	$368

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2025. The Company had no liabilities measured at fair value as of December 31, 2025.

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At March 31, 2026 and December 31, 2025, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

At March 31, 2026, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 19% to 52%, with a weighted average discount of 49.7%.  The Company  recognized additional provision for credit losses on collateral dependent loans of less than $1,000 and $1,000 for the three month periods ended March 31, 2026 and 2025, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three month periods ended March 31, 2026 and 2025. There were no transfers into or out of the Company’s Level 3 financial assets for the three month periods ended March 31, 2026 and 2025.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

March 31, 2026:
Financial assets:
Cash and cash equivalents	$149,640	$149,640	$149,640	$—	$—
Interest-bearing time deposits	1,225	1,228	—	1,228	—
Securities available for sale	407,764	407,764	2,457	405,307	—
Securities held to maturity	7,000	5,443	—	5,443	—
Loans held for sale	756	770	—	770	—
Loans, net	664,404	647,001	—	—	647,001
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	4,917	4,917	—	4,917	—
Equity securities (included in other assets)	1,213	1,213	1,213	—	—

Financial liabilities:
Deposits	1,136,573	1,136,570	893,826	—	242,744
Accrued interest payable	2,156	2,156	—	2,156	—

December 31, 2025:
Financial assets:
Cash and cash equivalents	$137,288	$137,288	$137,288	$—	$—
Interest-bearing time deposits	1,470	1,480	—	1,480	—
Securities available for sale	417,190	417,190	2,461	414,729	—
Securities held to maturity	7,000	5,243	—	5,243	—
Loans held for sale	1,464	1,489	—	1,489	—
Loans, net	654,100	625,927	—	—	625,927
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	5,100	5,100	—	5,100	—
Equity securities (included in other assets)	1,035	1,035	1,035	—	—

Financial liabilities:
Deposits	1,122,990	1,123,123	885,622	—	237,501
Accrued interest payable	2,195	2,195	—	2,195	—

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at March 31, 2026 and December 31, 2025 represent an approximation of exit price, but an actual exit price may differ.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In thousands)	2026	2025

In Scope for ASC 606
Service charges on deposit accounts	$592	$593
ATM and debit card fees	1,081	1,036
Other	49	48
Revenue from contracts with customers	1,722	1,677

Out of Scope for ASC 606
Net gains on loans and investments	219	52
Increase in cash value of life insurance	57	72
Other	50	47
Other noninterest income	326	171

Total noninterest income	$2,048	$1,848

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

13.Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated Chief Operating Decision Maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic. Accounting policies for segments have not changed from those described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Segment performance is evaluated using consolidated net income as reported in the consolidated statements of income presented.

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

Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; the ability of the Company to execute its business plan; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company’s reported financial position and results of operations are described as critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there was no significant change in the Company’s critical account policies or the application of critical accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total assets increased $12.2 million from $1.27 billion at December 31, 2025 to $1.28 billion at March 31, 2026.

Net loans receivable (excluding loans held for sale) increased $10.3 million from $654.1 million at December 31, 2025 to $664.4 million at March 31, 2026.  Other construction, development and land, commercial business, and multifamily loan increases of $6.5 million, $4.1 million, and $1.6 million, respectively, were partially offset by a decrease of $2.0 million in consumer and other loans during the three months ended March 31, 2026.

Cash and cash equivalents increased from $137.3 million at December 31, 2025 to $149.6 million at March 31, 2026 primarily due to net deposit inflows and sales of available for sale securities at the Bank which were partially offset by loan originations.

Securities available for sale decreased $9.4 million from $417.2 million at December 31, 2025 to $407.8 million at March 31, 2026. Purchases of $45.7 million of securities classified as available for sale were made during the three months ended March 31, 2026 and consisted primarily of U.S. government agency CMOs and mortgage-backed securities and municipal bonds. Principal payments and maturities of available for sale securities totaled $14.5 million and $17.8 million, respectively, during the three months ended March 31, 2026.  Securities classified as available for sale totaling $18.7 million were sold during the three months ended March 31, 2026 and consisted primarily of municipal and U.S. government agency notes and bonds.  In addition, there was an unrealized loss of $3.9 million on the securities available for sale portfolio during the three month period ended March 31, 2026 due primarily to increasing market interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total deposits increased $13.6 million from $1.12 billion at December 31, 2025 to $1.14 billion at March 31, 2026. Savings accounts and time deposit increases of $9.0 million and $5.4 million, respectively, were partially offset by a decrease of $1.5 million in non-interest bearing checking accounts during the three months ended March 31, 2026  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry.

The Company had no outstanding borrowings at March 31, 2026 or December 31, 2025.

Total stockholders’ equity attributable to the Company increased from $137.8 million at December 31, 2025 to $138.0 million at March 31, 2026, primarily due to a $3.3 million increase in retained net income partially offset by a $3.1 million net unrealized loss on available for sale securities. The net unrealized loss on available for sale securities during the period is primarily due to increased market interest rates.

Results of Operations for the Three Month Periods Ended March 31, 2026 and 2025

Net income.  Net income attributable to the Company was $4.3 million ($1.30 per diluted share) for the three months ended March 31, 2026 compared to $3.2 million ($0.97 per diluted share) for the three months ended March 31, 2025.

Net interest income.  Net interest income after provision for credit losses increased $1.8 million for the three months ended March 31, 2026 as compared to the same period in 2025.

Total interest income increased $1.6 million when comparing the two periods primarily due to an increase in the average tax-equivalent yield on interest-earning assets from 4.63% for the first quarter of 2025 to 4.96% for the same period in 2026, in addition to an increase in the average balance of interest-earning assets from $1.17 billion for the first quarter of 2025 to $1.22 billion for the same period in 2026.

Total interest expense decreased $259,000 when comparing the two periods.  The average cost of interest-bearing liabilities decreased from 1.71% for the quarter ended March 31, 2025 to 1.56% for the same period in 2026, while the average balance of interest-bearing liabilities increased from $881.6 million for the quarter ended March 31, 2025 to $901.4 million for the same period in 2026.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.34% for the quarter ended March 31, 2025 to 3.81% for the same period in 2026.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $338,000 for the quarter ended March 31, 2025 to $350,000 for the quarter ended March 31, 2026.  The Bank recognized net charge-offs of $111,000 and $84,000 for the quarters ended March 31, 2026 and 2025, respectively.

Noninterest income.  Noninterest income increased $200,000 for the quarter ended March 31, 2026 as compared to the quarter ended March 31, 2025 primarily due to the Company recognizing an increase of $160,000 in the gain on equity securities when comparing the two periods.  In addition, the Company recognized increases of $45,000 and $44,000 in ATM and debit card fee income, and the gain on sale of loans, respectively, when comparing the two periods.  These increases were partially offset by the Company recognizing a $92,000 loss on the sale of available for sale securities for the quarter ended March 31, 2026 compared to a loss of $55,000 for the same period in 2025.  The loss on sale of available for sale securities during the quarter ended March 31, 2026 was a result of management’s decision to sell $18.7 million of available for sale securities to better position the Company’s investment portfolio for increased future yields.

Noninterest expense.  Noninterest expenses increased $572,000 for the quarter ended March 31, 2026 as compared to the same period in 2025.  This was primarily due to increases in professional services, compensation and benefits and other expenses of $241,000, $235,000 and $99,000, respectively.  The increase in professional services is due to increased consulting fees.  The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits.  The increase in other expenses is primarily due to an increase in consumer fraud losses recognized for the quarter ended March 31, 2026 as compared to the same period in 2025.

Income tax expense.  Income tax expense increased $358,000 for the quarter ended March 31, 2026 as compared to the same period in 2025 resulting in an effective tax rate of 19.2% for the quarter ended March 31, 2026, compared to 17.2% for the same period in 2025.  The increase in the Bank’s effective tax rate for the quarter ended March 31, 2026 reflects a higher proportion of net income being subject to taxation compared to the same period last year.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At March 31, 2026, the Bank had cash and cash equivalents of $149.6 million and securities available-for-sale with a fair value of $407.8 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, FRB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.3 million at March 31, 2026.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank had opted into the CBLR framework as of March 31, 2026 and December 31, 2025 and its CBLR was 11.13% and 11.01% as of those dates, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of March 31, 2026. At both March 31, 2026 and December 31, 2025, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit. A further presentation of the Company’s off-balance sheet arrangements is presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See Note 4 of this quarterly report for additional information regarding the ACL for these off-balance sheet arrangements.

For the three months ended March 31, 2026, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on March 31, 2026 and December 31, 2025 financial information:

	At March 31, 2026		At December 31, 2025
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$9,546	19.34%	$7,555	16.40%
200bp	6,463	13.10	5,114	11.10
100bp	3,261	6.61	2,563	5.56
Static	—	—	—	—
(100)bp	(3,353)	(6.79)	(2,624)	(5.70)
(200)bp	(7,096)	(14.38)	(5,295)	(11.49)
(300)bp	(10,788)	(21.86)	(7,191)	(15.61)

At March 31, 2026 and December 31, 2025, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At March 31, 2026 and December 31, 2025, the Company’s simulated exposure to a decrease in interest rates shows that an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the three months ended March 31, 2026, management evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on March 31, 2026 and December 31, 2025 financial information:

	At March 31, 2026
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$220,317	$(315)	(0.14)%	18.90%	127	bp
200bp	222,537	1,905	0.86	18.63	100	bp
100bp	222,856	2,224	1.01	18.22	59	bp
Static	220,632	—	—	17.63	0	bp
(100)bp	215,409	(5,223)	(2.37)	16.88	(75)	bp
(200)bp	202,123	(18,509)	(8.39)	15.56	(207)	bp
(300)bp	185,482	(35,150)	(15.93)	14.07	(356)	bp

	At December 31, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$196,627	$(3,425)	(1.71)%	17.19%	96	bp
200bp	200,019	(33)	(0.02)	17.04	81	bp
100bp	201,438	1,386	0.69	16.73	50	bp
Static	200,052	—	—	16.23	0	bp
(100)bp	197,721	(2,331)	(1.17)	15.68	(55)	bp
(200)bp	192,020	(8,032)	(4.01)	14.87	(136)	bp
(300)bp	189,830	(10,222)	(5.11)	14.32	(191)	bp

The tables indicate that at March 31, 2026 and December 31, 2025 the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.  At March 31, 2026, the Company would expect an increase in its EVE in the event of a sudden and sustained increase of 200 basis points and a decrease in its EVE in the event of a sudden and sustained increase of 300 basis points.  At December 31, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained increase of 200 and 300 basis points.  At March 31, 2026 and December 31, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point decrease in prevailing interest rates.  As previously mentioned in this report, during the three months ended March 31, 2026, the Company evaluated and adjusted deposit rate betas and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure for deposits.

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

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent changes in international trade regulation or foreign trade policy, including tariffs, could lead to higher than anticipated inflation and supply chain disruption, which may impact consumer and commercial borrower performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

January 1 through January 31, 2026	—	$—	—	99,989

February 1 through February 28, 2026	—	—	—	99,989

March 1 through March 31, 2026	—	—	—	99,989

Total	—	$—	—

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

FIRST CAPITAL, INC.
(Registrant)

Dated May 12, 2026	BY:	/s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated May 12, 2026	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer