Form 10-Q
period 2026-06-30
FIRST CAPITAL INC
filed 2026-08-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,344,625 shares of common stock were outstanding as of July 31, 2026.

FIRST CAPITAL, INC.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2026	2025
ASSETS
Cash and due from banks	$20,871	$26,873
Interest bearing deposits with banks	128,941	110,415
Total cash and cash equivalents	149,812	137,288

Interest-bearing time deposits	1,225	1,470
Securities available for sale, at fair value (amortized cost $424,888 and $432,167, respectively)	406,917	417,190
Securities held to maturity, at amortized cost (fair value $5,542 and $5,243, respectively)	7,000	7,000
Loans held for sale	1,326	1,464
Loans, net of allowance for credit losses of $10,714 ($10,108 in 2025)	668,124	654,100
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	14,980	14,357
Accrued interest receivable	5,057	5,100
Cash value of life insurance	9,101	8,993
Goodwill	6,472	6,472
Other assets	18,191	16,725

Total Assets	$1,290,041	$1,271,995

LIABILITIES
Deposits:
Noninterest-bearing	$218,727	$220,053
Interest-bearing	918,004	902,937
Total deposits	1,136,731	1,122,990

Accrued interest payable	1,942	2,195
Accrued expenses and other liabilities	8,753	8,901
Total liabilities	1,147,426	1,134,086

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,814,543 shares (3,810,883 in 2025); outstanding 3,345,245 (3,341,871 in 2025)	38	38
Additional paid-in capital	42,015	41,823
Retained earnings-substantially restricted	124,653	117,635
Unearned stock compensation	(335)	(178)
Accumulated other comprehensive loss	(13,970)	(11,646)
Less treasury stock, at cost - 469,298 shares (469,012 in 2025)	(9,891)	(9,875)
Total First Capital, Inc. stockholders' equity	142,510	137,797

Noncontrolling interest in subsidiary	105	112
Total equity	142,615	137,909

Total Liabilities and Equity	$1,290,041	$1,271,995

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025

INTEREST INCOME
Loans, including fees	$10,813	$10,254	$21,255	$20,028
Securities:
Taxable	2,866	1,979	5,579	3,813
Tax-exempt	713	665	1,416	1,314
Dividends	23	25	47	51
Interest bearing deposits with banks	1,207	1,117	2,249	2,180
Total interest income	15,622	14,040	30,546	27,386
INTEREST EXPENSE
Deposits	3,535	3,628	7,041	7,393
Total interest expense	3,535	3,628	7,041	7,393
Net interest income	12,087	10,412	23,505	19,993
Provision for credit losses	425	306	775	644
Net interest income after provision for credit losses	11,662	10,106	22,730	19,349
NONINTEREST INCOME
Service charges on deposit accounts	642	588	1,234	1,181
ATM and debit card fees	1,172	1,147	2,253	2,183
Loss on sale of securities	—	—	(92)	(55)
Unrealized gain (loss) on equity securities	92	(41)	270	(23)
Gain on sale of loans	151	152	284	241
Increase in cash surrender value of life insurance	51	49	108	121
Other income	97	123	196	218
Total noninterest income	2,205	2,018	4,253	3,866
NONINTEREST EXPENSE
Compensation and benefits	4,505	4,270	8,842	8,372
Occupancy and equipment	576	549	1,210	1,172
Data processing	1,165	1,156	2,261	2,264
Professional fees	252	327	779	613
Advertising	204	120	276	194
Other expenses	1,151	1,072	2,238	2,060
Total noninterest expense	7,853	7,494	15,606	14,675
Income before income taxes	6,014	4,630	11,377	8,540
Income tax expense	1,249	852	2,279	1,524
Net Income	4,765	3,778	9,098	7,016
Less: net income attributable to noncontrolling interest in subsidiary	3	3	6	6
Net Income Attributable to First Capital, Inc.	$4,762	$3,775	$9,092	$7,010

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.43	$1.13	$2.73	$2.09
Diluted	$1.43	$1.13	$2.72	$2.09

Dividends per share	$0.31	$0.29	$0.62	$0.58

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025

Net Income	$4,765	$3,778	$9,098	$7,016

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period	933	416	(3,086)	4,521
Income tax benefit (expense)	(187)	(138)	689	(1,095)
Net of tax amount	746	278	(2,397)	3,426

Less: reclassification adjustment for realized losses included in net income	—	—	92	55
Income tax expense	—	—	(19)	(12)
Net of tax amount	—	—	73	43

Other Comprehensive (Loss) Income, net of tax	746	278	(2,324)	3,469

Comprehensive Income	5,511	4,056	6,774	10,485
Less: comprehensive income attributable to the noncontrolling interest in subsidiary	3	3	6	6

Comprehensive Income Attributable to First Capital, Inc.	$5,508	$4,053	$6,768	$10,479

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at April 1, 2026	$38	$42,015	$120,927	$(14,716)	$(350)	$(9,875)	$115	$138,154
Net income	—	—	4,762	—	—	—	3	4,765
Other comprehensive income	—	—	—	746	—	—	—	746
Cash dividends	—	—	(1,036)	—	—	—	(13)	(1,049)
Stock compensation expense	—	—	—	—	15	—	—	15
Purchase of treasury shares	—	—	—	—	—	(16)	—	(16)

Balances at June 30, 2026	$38	$42,015	$124,653	$(13,970)	$(335)	$(9,891)	$105	$142,615

Balances at April 1, 2025	$38	$41,823	$107,551	$(19,799)	$(244)	$(9,289)	$115	$120,195
Net income	—	—	3,775	—	—	—	3	3,778
Other comprehensive income	—	—	—	278	—	—	—	278
Cash dividends	—	—	(972)	—	—	—	(13)	(985)
Stock compensation expense	—	—	—	—	39	—	—	39

Balances at June 30, 2025	$38	$41,823	$110,354	$(19,521)	$(205)	$(9,289)	$105	$123,305

Balances at January 1, 2026	$38	$41,823	$117,635	$(11,646)	$(178)	$(9,875)	$112	$137,909
Net income	—	—	9,092	—	—	—	6	9,098
Other comprehensive loss	—	—	—	(2,324)	—	—	—	(2,324)
Cash dividends	—	—	(2,074)	—	—	—	(13)	(2,087)
Stock compensation expense	—	—	—	—	35	—	—	35
Purchase of treasury shares	—	—	—	—	—	(16)	—	(16)
Restricted stock grants	—	198	—	—	(198)	—	—	—
Restricted stock grant forfeitures	—	(6)	—	—	6	—	—	—

Balances at June 30, 2026	$38	$42,015	$124,653	$(13,970)	$(335)	$(9,891)	$105	$142,615

Balances at January 1, 2025	$38	$41,676	$105,290	$(22,990)	$(135)	$(9,280)	$112	$114,711
Net income	—	—	7,010	—	—	—	6	7,016
Other comprehensive income	—	—	—	3,469	—	—	—	3,469
Cash dividends	—	—	(1,946)	—	—	—	(13)	(1,959)
Stock compensation expense	—	—	—	—	77	—	—	77
Purchase of treasury shares	—	—	—	—	—	(9)	—	(9)
Restricted stock grants	—	147	—	—	(147)	—	—	—

Balances at June 30, 2025	$38	$41,823	$110,354	$(19,521)	$(205)	$(9,289)	$105	$123,305

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,098	$7,016
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	206	410
Depreciation and amortization expense	569	561
Deferred income taxes	(1,193)	7
Stock compensation expense	35	77
Increase in cash value of life insurance	(108)	(121)
Gain on life insurance	—	(46)
Loss on sale of securities	92	55
Provision for credit losses	775	644
Proceeds from sales of loans	16,351	11,765
Loans originated for sale	(15,929)	(12,645)
Gain on sale of loans	(284)	(241)
Amortization of tax credit investment	748	1,343
Unrealized (gain) loss on equity securities	(270)	23
(Gain) loss on disposal of premises and equipment	(39)	58
Decrease (increase) in accrued interest receivable	43	(67)
(Decrease) increase in accrued interest payable	(253)	289
Net change in other assets/liabilities	751	(1,017)
Net Cash Provided By Operating Activities	10,592	8,111

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	245	490
Purchase of securities available for sale	(73,826)	(54,519)
Proceeds from maturities of securities available for sale	33,897	25,705
Proceeds from sales of securities available for sale	18,722	11,192
Principal collected on mortgage-backed obligations	28,188	15,386
Net increase in loans receivable	(14,799)	(18,619)
Investment in tax credit entities	(845)	(1,344)
Investment in technology fund	(134)	(60)
Proceeds from settlement of bank-owned life insurance policies	—	605
Proceeds from insurance claims	39	—
Purchase of premises and equipment	(1,193)	(489)
Net Cash Used In Investing Activities	(9,706)	(21,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,741	44,188
Purchase of treasury stock	(16)	(9)
Dividends paid	(2,087)	(1,959)
Net Cash Provided By Financing Activities	11,638	42,220

Net Increase in Cash and Cash Equivalents	12,524	28,678
Cash and cash equivalents at beginning of period	137,288	105,917
Cash and Cash Equivalents at End of Period	$149,812	$134,595

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2026, and the results of operations for the three and six months ended June 30, 2026 and 2025 and the cash flows for the six months ended June 30, 2026 and 2025. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at June 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

June 30, 2026
Securities available for sale:
Agency mortgage-backed securities	$120,498	$81	$6,190	$114,389
Agency CMO	108,971	172	890	108,253
Agency notes and bonds	38,198	—	436	37,762
Treasury notes and bonds	2,492	—	27	2,465
Municipal obligations	154,729	819	11,500	144,048

Total securities available for sale	$424,888	$1,072	$19,043	$406,917

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,458	$5,542

Total securities held to maturity	$7,000	$—	$1,458	$5,542

December 31, 2025
Securities available for sale:
Agency mortgage-backed securities	$96,218	$505	$4,793	$91,930
Agency CMO	100,018	841	113	100,746
Agency notes and bonds	75,448	30	1,087	74,391
Treasury notes and bonds	2,485	—	24	2,461
Municipal obligations	157,998	996	11,332	147,662

Total securities available for sale	$432,167	$2,372	$17,349	$417,190

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,757	$5,243

Total securities held to maturity	$7,000	$—	$1,757	$5,243

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of June 30, 2026, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$30,761	$30,554	$—	$—
Due after one year through five years	24,402	23,329	—	—
Due after five years through ten years	90,053	81,239	4,000	3,320
Due after ten years	50,203	49,153	3,000	2,222
	195,419	184,275	7,000	5,542
Mortgage-backed securities and CMO	229,469	222,642	—	—
	$424,888	$406,917	$7,000	$5,542

Information pertaining to investment securities with gross unrealized losses at June 30, 2026, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	30	$53,032	$1,090
Agency CMO	33	62,241	738
Agency notes and bonds	6	5,545	53
Municipal obligations	33	16,343	190
Total less than twelve months	102	137,161	2,071

Continuous loss position more than twelve months:
Agency mortgage-backed securities	64	44,932	5,100
Agency CMO	18	4,757	152
Agency notes and bonds	13	32,217	383
Treasury notes and bonds	2	2,465	27
Municipal obligations	158	86,122	11,310
Total more than twelve months	255	170,493	16,972

Total securities available for sale	357	$307,654	$19,043

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$5,542	$1,458
Total more than twelve months	4	5,542	1,458
Total securities held to maturity	4	$5,542	$1,458

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At June 30, 2026, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

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

At June 30, 2026, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 5.8% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. At June 30, 2026, the corporate notes classified as held to maturity in a loss position had depreciated approximately 20.8% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the intent and ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

As of June 30, 2026 and December 31, 2025, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

While management does not anticipate any credit losses at June 30, 2026, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

There were no sales of available for sale securities during the three months ended June 30, 2026 or 2025.  During the six months ended June 30, 2026, the Company recognized gross gains of $169,000 and gross losses of $261,000 on sales of available for sale securities.  During the six months ended June 30, 2025, the Company recognized gross gains of $31,000 and gross losses of $86,000 on sales of available for sale securities.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater than 10% of stockholders’ equity.

The securities balances presented above exclude an agency CMO with a carrying value of $2.0 million that was purchased prior to June 30, 2026 but remained unsettled at quarter-end.  As a result, the security was included in other assets on the consolidated balance sheets at June 30, 2026 and was transferred to the available for sale securities portfolio upon settlement in July 2026.

Accrued interest receivable on available for sale debt securities totaled $2.6 million at both June 30, 2026 and December 31, 2025 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both June 30, 2026 and December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another BHC, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended June 30, 2026, the Company recognized a gain of $92,000.  During the three months ended June 30, 2025, the Company recognized a loss of $41,000.  During the six months ended June 30, 2026, the Company recognized a gain of $270,000.  During the six months ended June 30, 2025, the Company recognized a loss of $23,000.  At June 30, 2026 and December 31, 2025, the equity investment had a fair value of $1.3 million and $1.0 million, respectively, and is included in other assets on the consolidated balance sheets.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership and the Company entered into an agreement to participate in a second, related fund in June 2025. At both June 30, 2026 and December 31, 2025, the Company’s investment in the limited partnerships was $910,000 and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investments at June 30, 2026 and December 31, 2025 was $103,000 and $237,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investments are accounted for as equity securities without a readily determinable fair value, and have been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the three and six months ended June 30, 2026 or 2025.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.Loans and Allowance for Credit Losses

Loans at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025

1-4 Family Residential Mortgage	$144,710	$140,677
Home Equity and Second Mortgage	76,155	71,435
Multifamily Residential	57,258	69,567
1-4 Family Residential Construction	15,926	15,445
Other Construction, Development and Land	50,187	41,227
Commercial Real Estate	212,549	207,124
Commercial Business	66,149	61,991
Consumer and Other	54,871	55,676
Principal loan balance	677,805	663,142

Deferred loan origination fees and costs, net	1,033	1,066
Allowance for credit losses	(10,714)	(10,108)

Loans, net	$668,124	$654,100

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

The following table provides the components of the Company’s amortized cost basis in loans at June 30, 2026 and December 31, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

June 30, 2026	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$144,710	$76,155	$57,258	$15,926	$50,187	$212,549	$66,149	$54,871	$677,805

Net deferred loan origination fees and costs	67	1,218	(46)	—	(54)	(146)	(6)	—	1,033

Amortized cost basis in loans	$144,777	$77,373	$57,212	$15,926	$50,133	$212,403	$66,143	$54,871	$678,838

December 31, 2025
Amortized Cost Basis in Loans:
Principal loan balance	$140,677	$71,435	$69,567	$15,445	$41,227	$207,124	$61,991	$55,676	$663,142

Net deferred loan origination fees and costs	81	1,231	(45)	—	(49)	(150)	(2)	—	1,066

Amortized cost basis in loans	$140,758	$72,666	$69,522	$15,445	$41,178	$206,974	$61,989	$55,676	$664,208

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides an analysis of the changes in the ACL on loans for the three months ended June 30, 2026 and 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

June 30, 2026	(In thousands)
ACL on Loans:

Beginning balance	$1,548	$959	$818	$233	$548	$2,552	$2,620	$1,069	$10,347
Provision for credit losses	28	23	(102)	10	28	655	(185)	(32)	425
Charge-offs	—	—	—	—	—	—	(3)	(100)	(103)
Recoveries	—	—	—	—	—	—	8	37	45

Ending balance	$1,576	$982	$716	$243	$576	$3,207	$2,440	$974	$10,714

June 30, 2025
ACL on Loans:

Beginning balance	$1,438	$567	$431	$223	$1,179	$2,328	$2,337	$1,032	$9,535
Provision for credit losses	69	201	32	24	(484)	704	(122)	(118)	306
Charge-offs	—	—	—	—	—	—	(56)	(111)	(167)
Recoveries	4	—	—	—	—	—	21	29	54

Ending balance	$1,511	$768	$463	$247	$695	$3,032	$2,180	$832	$9,728

The following table provides an analysis of the changes in the ACL on loans for the six months ended June 30, 2026 and 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

June 30, 2026	(In thousands)
ACL on Loans:

Beginning balance	$1,393	$937	$696	$213	$437	$3,243	$2,252	$937	$10,108
Provision for credit losses	184	45	20	30	139	(36)	236	157	775
Charge-offs	(1)	—	—	—	—	—	(67)	(255)	(323)
Recoveries	—	—	—	—	—	—	19	135	154

Ending balance	$1,576	$982	$716	$243	$576	$3,207	$2,440	$974	$10,714

June 30, 2025
ACL on Loans:

Beginning balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281
Provision for credit losses	(88)	290	(82)	63	107	573	(183)	(36)	644
Charge-offs	—	—	—	—	—	—	(83)	(211)	(294)
Recoveries	7	—	—	—	—	—	22	68	97

Ending balance	$1,511	$768	$463	$247	$695	$3,032	$2,180	$832	$9,728

Accrued interest on loans totaled $2.4 million and $2.5 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of June 30, 2026 and December 31, 2025:

	Real				ACL
	Estate	Equipment	Other	Total	Allocation

June 30, 2026	(In thousands)
1-4 Family Residential Mortgage	$1,722	$—	$—	$1,722	$—
Home Equity and Second Mortgage	453	—	—	453	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	98	—	—	98	61
Other Construction, Development and Land	127	—	—	127	—
Commercial Real Estate	3,143	—	—	3,143	548
Commercial Business	—	1,460	137	1,597	1,233
Consumer and Other	—	—	3	3	—
	$5,543	$1,460	$140	$7,143	$1,842

December 31, 2025
1-4 Family Residential Mortgage	$1,835	$—	$—	$1,835	$—
Home Equity and Second Mortgage	503	—	—	503	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	97	—	—	97	60
Other Construction, Development and Land	118	—	—	118	—
Commercial Real Estate	2,175	—	—	2,175	—
Commercial Business	—	1,645	467	2,112	1,233
Consumer and Other	—	—	15	15	—
	$4,728	$1,645	$482	$6,855	$1,293

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of June 30, 2026 and December 31, 2025:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

June 30, 2026	(In thousands)
1-4 Family Residential Mortgage	$1,462	$—	$1,462	$—	$1,462
Home Equity and Second Mortgage	280	—	280	—	280
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	98	98	—	98
Other Construction, Development and Land	73	—	73	—	73
Commercial Real Estate	419	988	1,407	—	1,407
Commercial Business	99	1,501	1,600	—	1,600
Consumer and Other	—	—	—	—	—

Total	$2,333	$2,587	$4,920	$—	$4,920

December 31, 2025
1-4 Family Residential Mortgage	$1,552	$—	$1,552	$—	$1,552
Home Equity and Second Mortgage	329	—	329	—	329
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	97	97	—	97
Other Construction, Development and Land	72	—	72	—	72
Commercial Real Estate	417	—	417	—	417
Commercial Business	99	1,687	1,786	83	1,869
Consumer and Other	15	—	15	—	15

Total	$2,484	$1,784	$4,268	$83	$4,351

No interest income was recognized on nonaccrual loans during the three and six months ended June 30, 2026 and 2025.

The following table presents the aging of the amortized cost basis in loans at June 30, 2026 and December 31, 2025:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

June 30, 2026	(In thousands)
1-4 Family Residential Mortgage	$2,239	$305	$1,074	$3,618	$141,159	$144,777
Home Equity and Second Mortgage	485	—	—	485	76,888	77,373
Multifamily Residential	—	—	—	—	57,212	57,212
1-4 Family Residential Construction	—	—	98	98	15,828	15,926
Other Construction, Development and Land	81	54	73	208	49,925	50,133
Commercial Real Estate	630	170	419	1,219	211,184	212,403
Commercial Business	56	105	140	301	65,842	66,143
Consumer and Other	315	140	—	455	54,416	54,871

Total	$3,806	$774	$1,804	$6,384	$672,454	$678,838

December 31, 2025
1-4 Family Residential Mortgage	$849	$249	$1,011	$2,109	$138,649	$140,758
Home Equity and Second Mortgage	668	—	52	720	71,946	72,666
Multifamily Residential	—	—	—	—	69,522	69,522
1-4 Family Residential Construction	—	—	97	97	15,348	15,445
Other Construction, Development and Land	80	—	72	152	41,026	41,178
Commercial Real Estate	827	707	417	1,951	205,023	206,974
Commercial Business	92	19	223	334	61,655	61,989
Consumer and Other	198	86	15	299	55,377	55,676

Total	$2,714	$1,061	$1,887	$5,662	$658,546	$664,208

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

During the three and six months ended June 30, 2026 and 2025, there were no modifications to borrowers in financial distress. The Company monitors the performance of modified loans and no modified loans were delinquent at June 30, 2026 or December 31, 2025.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three and six months ended June 30, 2026 and 2025. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of June 30, 2026 and December 31, 2025.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the risk category of loans by class of loans based on the analysis performed at June 30, 2026:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$16,196	$24,249	$16,088	$21,426	$22,070	$41,775	$—	$141,804
Special Mention	364	—	—	—	—	888	—	1,252
Substandard	—	—	—	—	—	260	—	260
Doubtful	13	—	186	30	28	1,204	—	1,461
	$16,573	$24,249	$16,274	$21,456	$22,098	$44,127	$—	$144,777

Current period gross write-offs	$—	$—	$1	$—	$—	$—	$—	$1

Home Equity and Second Mortgage
Pass	$1,111	$2,013	$1,168	$2,514	$2,392	$377	$67,239	$76,814
Special Mention	—	—	—	—	—	—	106	106
Substandard	—	—	—	—	—	—	173	173
Doubtful	—	—	—	—	—	280	—	280
	$1,111	$2,013	$1,168	$2,514	$2,392	$657	$67,518	$77,373

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Residential
Pass	$2,708	$16,890	$950	$7,445	$13,297	$14,489	$—	$55,779
Special Mention	—	—	—	1,433	—	—	—	1,433
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$2,708	$16,890	$950	$8,878	$13,297	$14,489	$—	$57,212

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family Residential Construction
Pass	$3,913	$10,423	$1,340	$—	$—	$—	$—	$15,676
Special Mention	152	—	—	—	—	—	—	152
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	98	—	98
	$4,065	$10,423	$1,340	$—	$—	$98	$—	$15,926

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other Construction, Development and Land
Pass	$4,749	$24,125	$8,311	$6,822	$2,637	$3,362	$—	$50,006
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	—	54
Doubtful	—	—	—	—	—	73	—	73
	$4,749	$24,125	$8,311	$6,822	$2,637	$3,489	$—	$50,133

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$12,357	$20,240	$26,415	$19,097	$52,697	$73,219	$4,537	$208,562
Special Mention	—	—	—	—	161	170	368	699
Substandard	—	—	303	699	—	733	—	1,735
Doubtful	—	—	—	—	—	1,407	—	1,407
	$12,357	$20,240	$26,718	$19,796	$52,858	$75,529	$4,905	$212,403

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In thousands)
Commercial Business
Pass	$9,761	$11,745	$4,535	$5,917	$5,287	$12,819	$13,892	$63,956
Special Mention	295	13	6	—	18	—	216	548
Substandard	—	—	—	—	—	17	22	39
Doubtful	—	—	—	107	1,460	33	—	1,600
	$10,056	$11,758	$4,541	$6,024	$6,765	$12,869	$14,130	$66,143

Current period gross write-offs	$—	$—	$45	$—	$22	$—	$—	$67

Consumer and Other
Pass	$12,951	$14,470	$8,191	$7,337	$2,400	$6,802	$2,560	$54,711
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3	—	157	160
Doubtful	—	—	—	—	—	—	—	—
	$12,951	$14,470	$8,191	$7,337	$2,403	$6,802	$2,717	$54,871

Current period gross write-offs	$—	$94	$50	$49	$12	$6	$44	$255

Total Loans
Pass	$63,746	$124,155	$66,998	$70,558	$100,780	$152,843	$88,228	$667,308
Special Mention	811	13	6	1,433	179	1,058	690	4,190
Substandard	—	—	303	699	3	1,064	352	2,421
Doubtful	13	—	186	137	1,488	3,095	—	4,919
	$64,570	$124,168	$67,493	$72,827	$102,450	$158,060	$89,270	$678,838

Current period gross write-offs	$—	$94	$96	$49	$34	$6	$44	$323

The following table provides the risk category of loans by class of loans based on the analysis performed at December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$25,785	$18,522	$24,845	$22,939	$19,268	$26,477	$—	$137,836
Special Mention	—	—	20	—	1,008	60	—	1,088
Substandard	—	—	—	—	97	185	—	282
Doubtful	—	177	31	142	120	1,082	—	1,552
	$25,785	$18,699	$24,896	$23,081	$20,493	$27,804	$—	$140,758

Home Equity and Second Mortgage
Pass	$2,066	$1,428	$2,835	$2,649	$202	$282	$62,515	$71,977
Special Mention	57	—	—	129	—	—	—	186
Substandard	—	—	—	—	—	—	174	174
Doubtful	—	—	—	—	—	329	—	329
	$2,123	$1,428	$2,835	$2,778	$202	$611	$62,689	$72,666

Multifamily Residential
Pass	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522

1-4 Family Residential Construction
Pass	$11,472	$3,876	$—	$—	$—	$—	$—	$15,348
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	97	—	—	97
	$11,472	$3,876	$—	$—	$97	$—	$—	$15,445

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

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both June 30, 2026 and December 31, 2025. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three and six months ended June 30, 2026 and 2025.

5.Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At June 30, 2026 and December 31, 2025, the balance of the Bank’s investment was $1.1 million and $1.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the unfunded commitment related to the qualified affordable housing project investment was $72,000 and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

On December 16, 2025, the Bank entered into another agreement to invest in qualified affordable housing projects through a limited liability company.  At June 30, 2026 and December 31, 2025, the balance of the Bank’s investment was $4.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment at June 30, 2026 and December 31, 2025 was $3.1 million and $3.3 million, respectively, and is reflected in other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2036.

The investments are accounted for using the proportional amortization method.  During the three month periods ended June 30, 2026 and 2025, the Bank recognized amortization expense of $97,000 and $85,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended June 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $117,000 and $103,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the six month periods ended June 30, 2026 and 2025, the Bank recognized amortization expense of $195,000 and $169,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the six month periods ended June 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $235,000 and $206,000, respectively, which was included in income tax expense on the consolidated statements of income.

6.Renewable Energy Tax Credit Investment

On March 26, 2025, April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by solar energy producing facilities through limited liability companies. At June 30, 2026 and December 31, 2025, the balance of the Bank’s investments in the limited liability companies was $983,000 and $1.5 million, respectively, and was reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the solar energy tax credit investments was $104,000 and $835,000 at June 30, 2026 and December 31, 2025, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2026.

The investments are accounted for using the proportional amortization method.  During the three month periods ended June 30, 2026 and 2025, the Bank recognized amortization expense of $301,000 and $875,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended June 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $230,000 and $863,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the six month periods ended June 30, 2026 and 2025, the Bank recognized amortization expense of $553,000 and $1.2 million, respectively, as a component of income tax expense on the consolidation statements of income.  Additionally, during the six month periods of June 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $462,000 and $1.2 million, respectively, which was included in income tax expense on the consolidated statements of income.

7.Borrowed Funds

At June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings.  During the three and six month periods ended June 30, 2026 and 2025, the Company did not utilize any FHLB advances.

The Company has access to the FRB Discount Window for Borrowings (“Discount Window”).  At June 30, 2026 and December 31, 2025, the Company had pledged certain U.S Treasuries and U.S. agency notes and bonds with a carrying value of $17.4 million and $17.2 million, respectively, to secure borrowings through the Discount Window, if needed. While the Company has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at June 30, 2026 or December 31, 2025.

FHLB advances are secured under a blanket collateral agreement. At June 30, 2026, the carrying value of CMO and mortgage-backed securities, mortgage loans and home equity lines of credit pledged as security for future FHLB advances was $50.9 million, $79.9 million, and $9.7 million, respectively.  At December 31, 2025, the carrying value of CMO and mortgage-backed securities, mortgage loans and home equity lines of credit pledged as security for FHLB advances was $23.0 million, $77.7 million and $8.2 million, respectively.  At June 30, 2026, the Company had a $100.1 million borrowing capacity limit with the FHLB based on pledged collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025

Basic
Earnings:
Net income attributable to First Capital, Inc.	$4,762	$3,775	$9,092	$7,010

Shares:
Weighted average common shares outstanding	3,336,190	3,346,653	3,336,134	3,346,751

Net income attributable to First Capital, Inc. per common share, basic	$1.43	$1.13	$2.73	$2.09

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$4,762	$3,775	$9,092	$7,010

Shares:
Weighted average common shares outstanding	3,336,190	3,346,653	3,336,134	3,346,751
Add: Dilutive effect of restricted stock	3,500	3,691	2,990	2,557

Weighted average common shares outstanding, as adjusted	3,339,690	3,350,344	3,339,124	3,349,308

Net income attributable to First Capital, Inc. per common share, diluted	$1.43	$1.13	$2.72	$2.09

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No restricted shares were excluded from the calculation of diluted net income per share for the three and six month periods ending June 30, 2026 and 2025.

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

At June 30, 2026, 152,090 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

As of June 30, 2026, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three and six month periods ended June 30, 2026 amounted to $15,000 and $35,000, respectively.  Compensation expense related to restricted stock recognized for the three and six month periods ended June 30, 2025 amounted to $39,000 and $77,000, respectively.  The total income tax benefit related to stock-based compensation was $3,000 and $8,000, for the three and six month periods ended June 30, 2026, respectively.  The total income tax benefit related to stock-based compensation was $9,000 and $18,000, for the three and six month periods ended June 30, 2025, respectively.

A summary of the Company’s nonvested restricted shares under the 2019 Plan as of June 30, 2026 and changes during the six month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	5,970	$34.22
Granted	3,900	50.80
Vested	150	50.80
Forfeited	240	28.00

Nonvested at end of period	9,480	$40.94

There were 150 restricted shares that vested during the six month period ending June 30, 2026 due to the retirement of an employee.   There were no restricted shares that vested during the six month period ended June 30, 2025.  The fair value of restricted shares that vested during the six month period ended June 30, 2026 was $8,000.  At June 30, 2026, there was $335,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.4 years.

10.Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
(In thousands)	2026	2025

Cash payments for:
Interest	$7,294	$7,104
Income taxes (net of refunds received)	950	105

Noncash investing activities:
Agreement to invest in renewable energy tax credit facility	$—	2,656

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2026. The Company had no liabilities measured at fair value as of June 30, 2026.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

June 30, 2026
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$114,389	$—	$114,389
Agency CMO	—	108,253	—	108,253
Agency notes and bonds	—	37,762	—	37,762
Treasury notes and bonds	2,465	—	—	2,465
Municipal obligations	—	144,048	—	144,048
Total securities available for sale	$2,465	$404,452	$—	$406,917

Equity securities	$1,305	$—	$—	1,305

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Real Estate	$—	$—	$440	$440
Commercial Business	—	—	227	227
1-4 Family Residential Construction	—	—	37	37
Total collateral dependent loans	$—	$—	$704	$704

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At June 30, 2026 and December 31, 2025, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

At June 30, 2026, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 66%, with a weighted average discount of 41.6%.  Collateral dependent loans had an amortized cost of $2.6 million and a carrying value of $704,000 at June 30, 2026.  The Company  recognized additional provision for credit losses on collateral dependent loans of $549,000 for the three and six months ended June 30, 2026.  The Company did not recognize any provision for credit losses on collateral dependent loans for the three months ended June 30, 2025.  The Company recognized additional provision for credit losses on collateral dependent loans of  $1,000 for the six months ended June 30, 2025.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six month periods ended June 30, 2026 and 2025. There were no transfers into or out of the Company’s Level 3 financial assets for the six month periods ended June 30, 2026 and 2025.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

June 30, 2026:
Financial assets:
Cash and cash equivalents	$149,812	$149,812	$149,812	$—	$—
Interest-bearing time deposits	1,225	1,224	—	1,224	—
Securities available for sale	406,917	406,917	2,465	404,452	—
Securities held to maturity	7,000	5,542	—	5,542	—
Loans held for sale	1,326	1,350	—	1,350	—
Loans, net	668,124	652,886	—	—	652,886
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	5,057	5,057	—	5,057	—
Equity securities (included in other assets)	1,305	1,305	1,305	—	—

Financial liabilities:
Deposits	1,136,731	1,136,500	896,981	—	239,519
Accrued interest payable	1,942	1,942	—	1,942	—

December 31, 2025:
Financial assets:
Cash and cash equivalents	$137,288	$137,288	$137,288	$—	$—
Interest-bearing time deposits	1,470	1,480	—	1,480	—
Securities available for sale	417,190	417,190	2,461	414,729	—
Securities held to maturity	7,000	5,243	—	5,243	—
Loans held for sale	1,464	1,489	—	1,489	—
Loans, net	654,100	625,927	—	—	625,927
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	5,100	5,100	—	5,100	—
Equity securities (included in other assets)	1,035	1,035	1,035	—	—

Financial liabilities:
Deposits	1,122,990	1,123,123	885,622	—	237,501
Accrued interest payable	2,195	2,195	—	2,195	—

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at June 30, 2026 and December 31, 2025 represent an approximation of exit price, but an actual exit price may differ.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025

In Scope for ASC 606
Service charges on deposit accounts	$642	$588	$1,234	$1,181
ATM and debit card fees	1,172	1,147	2,253	2,183
Other	49	46	98	94
Revenue from contracts with customers	1,863	1,781	3,585	3,458

Out of Scope for ASC 606
Net gains on loans and investments	243	111	462	163
Increase in cash value of life insurance	51	49	108	121
Other	48	77	98	124
Other noninterest income	342	237	668	408

Total noninterest income	$2,205	$2,018	$4,253	$3,866

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company’s reported financial position and results of operations are described as critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, there was no significant change in the Company’s critical account policies or the application of critical accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total assets increased $18.0 million from $1.27 billion at December 31, 2025 to $1.29 billion at June 30, 2026.

Net loans receivable (excluding loans held for sale) increased $14.0 million from $654.1 million at December 31, 2025 to $668.1 million at June 30, 2026.  Other construction, development and land, commercial real estate, home equity and second mortgage, commercial business, and 1-4 family residential mortgage loan increases of $9.0 million, $5.4 million, $4.7 million, $4.2 million, and $4.0 million, respectively, were partially offset by a decrease of $12.3 million in multifamily residential loans during the six months ended June 30, 2026.

Cash and cash equivalents increased from $137.3 million at December 31, 2025 to $149.8 million at June 30, 2026 primarily due to net deposit inflows and sales of available for sale securities at the Bank which were partially offset by loan originations.

Securities available for sale decreased $10.3 million from $417.2 million at December 31, 2025 to $406.9 million at June 30, 2026. Purchases of $73.8 million of securities classified as available for sale were made during the six months ended June 30, 2026 and consisted primarily of U.S. government agency CMOs and mortgage-backed securities and municipal bonds. Principal payments and maturities of available for sale securities totaled $28.2 million and $33.9 million, respectively, during the six months ended June 30, 2026.  Securities classified as available for sale totaling $18.7 million were sold during the six months ended June 30, 2026 and consisted primarily of municipal and U.S. government agency notes and bonds.  In addition, there was an unrealized loss of $3.0 million on the securities available for sale portfolio during the six month period ended June 30, 2026 due primarily to increasing market interest rates.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Total deposits increased $13.7 million from $1.12 billion at December 31, 2025 to $1.14 billion at June 30, 2026. Interest-bearing accounts, savings accounts, and time deposit increases of $9.0 million, $3.9 million, and $2.2 million, respectively, were partially offset by a decrease of $1.3 million in non-interest bearing checking accounts during the six months ended June 30, 2026.  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry.

The Company had no outstanding borrowings at June 30, 2026 or December 31, 2025.

Total stockholders’ equity attributable to the Company increased from $137.8 million at December 31, 2025 to $142.5 million at June 30, 2026, primarily due to a $7.0 million increase in retained net income partially offset by a $2.3 million net unrealized loss on available for sale securities. The net unrealized loss on available for sale securities during the period is primarily due to increased market interest rates.

Results of Operations for the Three Month Periods Ended June 30, 2026 and 2025

Net income.  Net income attributable to the Company was $4.8 million ($1.43 per diluted share) for the three months ended June 30, 2026 compared to $3.8 million ($1.13 per diluted share) for the three months ended June 30, 2025.

Net interest income.  Net interest income after provision for credit losses increased $1.6 million for the three months ended June 30, 2026 as compared to the same period in 2025.

Total interest income increased $1.6 million when comparing the two periods primarily due to an increase in the average tax-equivalent yield on interest-earning assets from 4.82% for the second quarter of 2025 to 5.12% for the same period in 2026, in addition to an increase in the average balance of interest-earning assets from $1.18 billion for the second quarter of 2025 to $1.24 billion for the same period in 2026.

Total interest expense decreased $93,000 when comparing the two periods.  The average cost of interest-bearing liabilities decreased from 1.64% for the quarter ended June 30, 2025 to 1.56% for the same period in 2026, while the average balance of interest-bearing liabilities increased from $883.8 million for the quarter ended June 30, 2025 to $907.3 million for the same period in 2026.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.59% for the quarter ended June 30, 2025 to 3.98% for the same period in 2026.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $306,000 for the quarter ended June 30, 2025 to $425,000 for the quarter ended June 30, 2026.  The Bank recognized net charge-offs of $58,000 and $113,000 for the quarters ended June 30, 2026 and 2025, respectively.

Noninterest income.  Noninterest income increased $187,000 for the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025.  The increase is primarily due to the Company recognizing a $92,000 gain on equity securities during the quarter ended June 30, 2026 compared to a loss of $41,000 during the same period in 2025.  In addition, the Company recognized an increase of $54,000 in service charges on deposit accounts when comparing the two periods.

Noninterest expense.  Noninterest expenses increased $359,000 for the quarter ended June 30, 2026 as compared to the same period in 2025.  This was primarily due to increases in compensation and benefits, advertising, and other expenses of $235,000, $84,000 and $79,000, respectively, when comparing the two periods.  The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits.  The increase in advertising expenses is related to various new marketing campaigns undertaken during the quarter ended June 30, 2026.  The increase in other expenses was primarily due to general inflationary pressures and routine pricing increases rather than any specific item.  These increases were partially offset by a $75,000 decrease in professional services when comparing the two periods due to fewer consulting fees during the quarter ended June 30, 2026.

Income tax expense.  Income tax expense increased $397,000 for the quarter ended June 30, 2026 as compared to the same period in 2025 resulting in an effective tax rate of 20.8% for the quarter ended June 30, 2026, compared to 18.4% for the same period in 2025.  The increase in the Bank’s effective tax rate for the quarter ended June 30, 2026 reflects a higher proportion of net income being subject to taxation compared to the same period last year.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Results of Operations for the Six Month Periods Ended June 30, 2026 and 2025

Net income.  Net income attributable to the Company was $9.1 million ($2.72 per diluted share) for the six months ended June 30, 2026 compared to $7.0 million ($2.09 per diluted share) for the six months ended June 30, 2025.

Net interest income.  Net interest income after provision for credit losses increased $3.4 million for the six months ended June 30, 2026 as compared to the same period in 2025.

Total interest income increased $3.2 million when comparing the two periods primarily due to an increase in the average tax-equivalent yield on interest-earning assets from 4.73% for the six months ended June 30, 2025 to 5.04% for the same period in 2026, in addition to an increase in the average balance of interest-earning assets from $1.18 billion for the six months ended June 30, 2025 to $1.23 billion for the same period in 2026.

Total interest expense decreased $352,000 when comparing the two periods.  The average cost of interest-bearing liabilities decreased from 1.67% for the six months ended June 30, 2025 to 1.56% for the same period in 2026, while the average balance of interest-bearing liabilities increased from $883.2 million for the six months ended June 30, 2025 to $904.4 million for the same period in 2026.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.47% for the six months ended June 30, 2025 to 3.90% for the same period in 2026.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $644,000 for the six months ended June 30, 2025 to $775,000 for the six months ended June 30, 2026.  The Bank recognized net charge-offs of $169,000 and $197,000 for the six months ended June 30, 2026 and 2025, respectively.

Noninterest income.  Noninterest income increased $387,000 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.  The increase is primarily due to the Company recognizing a $270,000 gain on equity securities during the six months ended June 30, 2026 compared to a loss of $23,000 during the same period in 2025.  In addition, the Company recognized increases of $70,000 and $53,000 in ATM and debit card fee income and service charges on deposit accounts, respectively, when comparing the two periods.  These increases were partially offset by the Company recognizing a $92,000 loss on sale of available for sale securities for the six months ended June 30, 2026 compared to a loss of $55,000 for the same period in 2025.  The loss on sale of available for sale securities during the six months ended June 30, 2026 was a result of management’s decision to sell $18.7 million of available for sale securities to better position the Company’s investment portfolio for increased future yields.

Noninterest expense.  Noninterest expenses increased $931,000 for the six months ended June 30, 2026 as compared to the same period in 2025.  This was primarily due to increases in compensation and benefits, other expenses, professional services, and advertising expenses of $470,000, $178,000, $166,000 and $82,000, respectively, when comparing the two periods.  The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits.  The increase in other expenses is primarily due to an increase in consumer fraud losses and increased support of the Company’s local communities through sponsorships and donations during the six months ended June 30, 2026 as compared to the same period in 2025.  The increase in professional services is due to increased consulting fees.  The increase in advertising expenses is related to various new marketing campaigns undertaken during the six months ended June 30, 2026 as compared to the same period in 2025.

Income tax expense.  Income tax expense increased $755,000 for the six months ended June 30, 2026 as compared to the same period in 2025 resulting in an effective tax rate of 20.0% for the six months ended June 30, 2026, compared to 17.9% for the same period in 2025.  The increase in the Bank’s effective tax rate for the six months ended June 30, 2026 reflects a higher proportion of net income being subject to taxation compared to the same period last year.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At June 30, 2026, the Bank had cash and cash equivalents of $149.8 million and securities available-for-sale with a fair value of $406.9 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, FRB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.4 million at June 30, 2026.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and has set the minimum ratio at 9% effective January 1, 2022. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 8%. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank had opted into the CBLR framework as of June 30, 2026 and December 31, 2025 and its CBLR was 11.33% and 11.01% as of those dates, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of June 30, 2026. At both June 30, 2026 and December 31, 2025, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

On April 23, 2026, the federal banking agencies finalized a rule, effective July 1, 2026, that lowers the minimum CBLR from 9% to 8% and extends the grace period for a qualifying community bank that falls below the minimum from two quarters to four quarters, provided the institution maintains a CBLR greater than 7%.  While no assurance can be given, it is the Company’s intent to continue to utilize the CBLR framework so long as the Bank continues to meet the qualifying criteria.

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

For the six months ended June 30, 2026, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on June 30, 2026 and December 31, 2025 financial information:

	At June 30, 2026		At December 31, 2025
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$9,714	19.73%	$7,555	16.40%
200bp	6,584	13.38	5,114	11.10
100bp	3,357	6.82	2,563	5.56
Static	—	—	—	—
(100)bp	(3,455)	(7.02)	(2,624)	(5.70)
(200)bp	(7,283)	(14.80)	(5,295)	(11.49)
(300)bp	(11,043)	(22.43)	(7,191)	(15.61)

At June 30, 2026 and December 31, 2025, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At June 30, 2026 and December 31, 2025, the Company’s simulated exposure to a decrease in interest rates shows that an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the six months ended June 30, 2026, management evaluated and adjusted deposit rate betas, instrument prepayment speeds, and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on June 30, 2026 and December 31, 2025 financial information:

	At June 30, 2026
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$221,191	$(7,425)	(3.25)%	18.79%	71	bp
200bp	225,670	(2,946)	(1.29)	18.70	62	bp
100bp	228,635	19	0.01	18.50	42	bp
Static	228,616	—	—	18.08	0	bp
(100)bp	224,786	(3,830)	(1.68)	17.42	(66)	bp
(200)bp	215,893	(12,723)	(5.57)	16.44	(164)	bp
(300)bp	201,672	(26,944)	(11.79)	15.14	(294)	bp

	At December 31, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$196,627	$(3,425)	(1.71)%	17.19%	96	bp
200bp	200,019	(33)	(0.02)	17.04	81	bp
100bp	201,438	1,386	0.69	16.73	50	bp
Static	200,052	—	—	16.23	0	bp
(100)bp	197,721	(2,331)	(1.17)	15.68	(55)	bp
(200)bp	192,020	(8,032)	(4.01)	14.87	(136)	bp
(300)bp	189,830	(10,222)	(5.11)	14.32	(191)	bp

The tables indicate that at June 30, 2026 and December 31, 2025 the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase in prevailing interest rates.  At June 30, 2026 and December 31, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained increase of 200 and 300 basis points.  At June 30, 2026 and December 31, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained 100, 200 and 300 basis point decrease in prevailing interest rates.  As previously mentioned in this report, during the six months ended June 30, 2026, the Company evaluated and adjusted deposit rate betas, instrument prepayment speeds, and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure.

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

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

April 1 through April 30, 2026	—	$—	—	99,989

May 1 through May 31, 2026	286	55.12	286	99,703

June 1 through June 30, 2026	—	—	—	99,703

Total	286	$55.12	286

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

FIRST CAPITAL, INC.
(Registrant)

Dated August 12, 2026	BY:	/s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated August 12, 2026	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer