Form 10-Q
period 2026-09-30
FIRST CAPITAL INC
filed 2026-11-12
CIK 1070296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,344,625 shares of common stock were outstanding as of November 2, 2026.

FIRST CAPITAL, INC.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2026	2025
ASSETS
Cash and due from banks	$22,800	$26,873
Interest bearing deposits with banks	116,219	110,415
Total cash and cash equivalents	139,019	137,288

Interest-bearing time deposits	1,225	1,470
Securities available for sale, at fair value (amortized cost $426,578 and $432,167, respectively)	394,694	417,190
Securities held to maturity, at amortized cost (fair value $5,609 and $5,243, respectively)	7,000	7,000
Loans held for sale	970	1,464
Loans, net of allowance for credit losses of $10,946 ($10,108 in 2025)	674,951	654,100
Federal Home Loan Bank and other stock, at cost	1,836	1,836
Premises and equipment	15,488	14,357
Accrued interest receivable	5,080	5,100
Cash value of life insurance	9,152	8,993
Goodwill	6,472	6,472
Other assets	18,948	16,725

Total Assets	$1,274,835	$1,271,995

LIABILITIES
Deposits:
Noninterest-bearing	$218,204	$220,053
Interest-bearing	911,193	902,937
Total deposits	1,129,397	1,122,990

Accrued interest payable	1,992	2,195
Accrued expenses and other liabilities	7,626	8,901
Total liabilities	1,139,015	1,134,086

EQUITY
Preferred stock of $.01 par value per share
Authorized 1,000,000 shares; none issued	—	—
Common stock of $.01 par value per share
Authorized 7,500,000 shares; issued 3,814,003 shares (3,810,883 in 2025); outstanding 3,344,625 (3,341,871 in 2025)	38	38
Additional paid-in capital	41,991	41,823
Retained earnings-substantially restricted	128,687	117,635
Unearned stock compensation	(295)	(178)
Accumulated other comprehensive loss	(24,813)	(11,646)
Less treasury stock, at cost - 469,378 shares (469,012 in 2025)	(9,896)	(9,875)
Total First Capital, Inc. stockholders' equity	135,712	137,797

Noncontrolling interest in subsidiary	108	112
Total equity	135,820	137,909

Total Liabilities and Equity	$1,274,835	$1,271,995

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025

INTEREST INCOME
Loans, including fees	$11,047	$10,411	$32,302	$30,439
Securities:
Taxable	3,096	2,257	8,675	6,070
Tax-exempt	725	684	2,141	1,998
Dividends	23	25	70	76
Interest bearing deposits with banks	1,202	1,281	3,451	3,461
Total interest income	16,093	14,658	46,639	42,044
INTEREST EXPENSE
Deposits	3,583	3,702	10,624	11,095
Total interest expense	3,583	3,702	10,624	11,095
Net interest income	12,510	10,956	36,015	30,949
Provision for credit losses	355	150	1,130	794
Net interest income after provision for credit losses	12,155	10,806	34,885	30,155
NONINTEREST INCOME
Service charges on deposit accounts	682	625	1,916	1,806
ATM and debit card fees	1,171	1,191	3,424	3,374
Loss on sale of securities	—	(39)	(92)	(94)
Unrealized gain (loss) on equity securities	(9)	150	261	127
Gain on sale of loans	220	243	504	484
Increase in cash surrender value of life insurance	51	51	159	172
Other income	177	85	373	303
Total noninterest income	2,292	2,306	6,545	6,172
NONINTEREST EXPENSE
Compensation and benefits	4,678	4,093	13,520	12,465
Occupancy and equipment	659	807	1,869	1,979
Data processing	1,239	1,182	3,500	3,446
Professional fees	256	290	1,035	903
Advertising	157	147	433	341
Other expenses	1,120	1,045	3,358	3,105
Total noninterest expense	8,109	7,564	23,715	22,239
Income before income taxes	6,338	5,548	17,715	14,088
Income tax expense	1,231	1,067	3,510	2,591
Net Income	5,107	4,481	14,205	11,497
Less: net income attributable to noncontrolling interest in subsidiary	3	3	9	9
Net Income Attributable to First Capital, Inc.	$5,104	$4,478	$14,196	$11,488

Earnings per common share attributable to First Capital, Inc.:
Basic	$1.53	$1.34	$4.25	$3.43
Diluted	$1.53	$1.34	$4.25	$3.43

Dividends per share	$0.32	$0.31	$0.94	$0.89

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025

Net Income	$5,107	$4,481	$14,205	$11,497

OTHER COMPREHENSIVE (LOSS) INCOME
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period	(13,913)	7,485	(16,999)	12,006
Income tax benefit (expense)	3,070	(1,664)	3,759	(2,759)
Net of tax amount	(10,843)	5,821	(13,240)	9,247

Less: reclassification adjustment for realized losses included in net income	—	39	92	94
Income tax expense	—	(8)	(19)	(20)
Net of tax amount	—	31	73	74

Other Comprehensive (Loss) Income, net of tax	(10,843)	5,852	(13,167)	9,321

Comprehensive Income (Loss)	(5,736)	10,333	1,038	20,818
Less: net income attributable to the noncontrolling interest in subsidiary	3	3	9	9

Comprehensive Income (Loss) Attributable to First Capital, Inc.	$(5,739)	$10,330	$1,029	$20,809

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury	Noncontrolling
(In thousands)	Stock	Capital	Earnings	Loss	Compensation	Stock	Interest	Total

Balances at July 1, 2026	$38	$42,015	$124,653	$(13,970)	$(335)	$(9,891)	$105	$142,615
Net income	—	—	5,104	—	—	—	3	5,107
Other comprehensive loss	—	—	—	(10,843)	—	—	—	(10,843)
Cash dividends	—	—	(1,070)	—	—	—	—	(1,070)
Stock compensation expense	—	—	—	—	16	—	—	16
Taxes paid on stock award shares for employees	—	—	—	—	—	(5)	—	(5)
Restricted stock grant forfeitures	—	(24)	—	—	24	—	—	—

Balances at September 30, 2026	$38	$41,991	$128,687	$(24,813)	$(295)	$(9,896)	$108	$135,820

Balances at July 1, 2025	$38	$41,823	$110,354	$(19,521)	$(205)	$(9,289)	$105	$123,305
Net income	—	—	4,478	—	—	—	3	4,481
Other comprehensive income	—	—	—	5,852	—	—	—	5,852
Cash dividends	—	—	(1,039)	—	—	—	—	(1,039)
Stock compensation expense	—	—	—	—	13	—	—	13
Purchase of treasury shares	—	—	—	—	—	(52)	—	(52)
Taxes paid on stock award shares for employees	—	—	—	—	—	(11)	—	(11)

Balances at September 30, 2025	$38	$41,823	$113,793	$(13,669)	$(192)	$(9,352)	$108	$132,549

Balances at January 1, 2026	$38	$41,823	$117,635	$(11,646)	$(178)	$(9,875)	$112	$137,909
Net income	—	—	14,196	—	—	—	9	14,205
Other comprehensive loss	—	—	—	(13,167)	—	—	—	(13,167)
Cash dividends	—	—	(3,144)	—	—	—	(13)	(3,157)
Stock compensation expense	—	—	—	—	51	—	—	51
Purchase of treasury shares	—	—	—	—	—	(16)	—	(16)
Taxes paid on stock award shares for employees	—	—	—	—	—	(5)	—	(5)
Restricted stock grants	—	198	—	—	(198)	—	—	—
Restricted stock grant forfeitures	—	(30)	—	—	30	—	—	—

Balances at September 30, 2026	$38	$41,991	$128,687	$(24,813)	$(295)	$(9,896)	$108	$135,820

Balances at January 1, 2025	$38	$41,676	$105,290	$(22,990)	$(135)	$(9,280)	$112	$114,711
Net income	—	—	11,488	—	—	—	9	11,497
Other comprehensive income	—	—	—	9,321	—	—	—	9,321
Cash dividends	—	—	(2,985)	—	—	—	(13)	(2,998)
Stock compensation expense	—	—	—	—	90	—	—	90
Purchase of treasury shares	—	—	—	—	—	(61)	—	(61)
Taxes paid on stock award shares for employees	—	—	—	—	—	(11)	—	(11)
Restricted stock grants	—	147	—	—	(147)	—	—	—

Balances at September 30, 2025	$38	$41,823	$113,793	$(13,669)	$(192)	$(9,352)	$108	$132,549

See accompanying notes to consolidated financial statements.

PART I – FINANCIAL INFORMATION

FIRST CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,205	$11,497
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	282	597
Depreciation and amortization expense	863	831
Deferred income taxes	(1,222)	10
Stock compensation expense	51	90
Increase in cash value of life insurance	(159)	(172)
Gain on life insurance	—	(47)
Loss on sale of securities	92	94
Provision for credit losses	1,130	794
Proceeds from sales of loans	30,434	25,880
Loans originated for sale	(29,436)	(25,950)
Gain on sale of loans	(504)	(484)
Amortization of tax credit investments	1,155	2,301
Unrealized gain on equity securities	(261)	(127)
(Gain) loss on disposal of premises and equipment	(39)	156
Decrease (increase) in accrued interest receivable	20	(214)
(Decrease) increase in accrued interest payable	(203)	196
Net change in other assets/liabilities	1,764	600
Net Cash Provided By Operating Activities	18,172	16,052

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	245	490
Purchases of securities available for sale	(109,054)	(107,967)
Proceeds from maturities of securities available for sale	56,727	45,125
Proceeds from sales of securities available for sale	18,722	17,911
Principal collected on mortgage-backed obligations	38,819	23,955
Net increase in loans receivable	(21,981)	(11,927)
Investment in tax credit entities	(1,043)	(2,532)
Investment in technology funds	(150)	(23)
Proceeds from settlement of bank-owned life insurance policies	—	606
Proceeds from insurance claims	39	—
Purchase of premises and equipment	(1,994)	(654)
Net Cash Used In Investing Activities	(19,670)	(35,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,407	28,294
Purchase of treasury stock	(16)	(61)
Taxes paid on stock award shares for employees	(5)	(11)
Dividends paid	(3,157)	(2,998)
Net Cash Provided By Financing Activities	3,229	25,224

Net Increase in Cash and Cash Equivalents	1,731	6,260
Cash and cash equivalents at beginning of period	137,288	105,917
Cash and Cash Equivalents at End of Period	$139,019	$112,177

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2026, and the results of operations for the three and nine months ended September 30, 2026 and 2025 and the cash flows for the nine months ended September 30, 2026 and 2025. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

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

2.Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans.  The ASU expands the application of the gross-up approach currently used for purchased credit deteriorated (“PCD”) assets to certain purchased seasoned loans (“PSL”).  Under amended guidance, an allowance for credit loss (“ACL”) is recognized at the acquisition date with a corresponding adjustment to the amortized cost basis of the acquired loan, thereby eliminating the recognition of a Day 1 provision expense for qualifying purchased loans.  The amendments also provide guidance for determining whether acquired loans qualify as PSL and clarify certain aspects of interest income recognition for acquired loan portfolios. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years.  Early adoption is permitted.  The standard is to be applied prospectively.  The Company’s adoption of the ASU, effective July 1, 2026, did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at September 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

September 30, 2026
Securities available for sale:
Agency mortgage-backed securities	$132,620	$—	$10,056	$122,564
Agency CMO	119,311	4	3,635	115,680
Agency notes and bonds	16,698	—	441	16,257
Treasury notes and bonds	2,495	—	24	2,471
Municipal obligations	155,454	52	17,784	137,722

Total securities available for sale	$426,578	$56	$31,940	$394,694

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,391	$5,609

Total securities held to maturity	$7,000	$—	$1,391	$5,609

December 31, 2025
Securities available for sale:
Agency mortgage-backed securities	$96,218	$505	$4,793	$91,930
Agency CMO	100,018	841	113	100,746
Agency notes and bonds	75,448	30	1,087	74,391
Treasury notes and bonds	2,485	—	24	2,461
Municipal obligations	157,998	996	11,332	147,662

Total securities available for sale	$432,167	$2,372	$17,349	$417,190

Securities held to maturity:
Other debt securities:
Corporate notes	$7,000	$—	$1,757	$5,243

Total securities held to maturity	$7,000	$—	$1,757	$5,243

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

The amortized cost and fair value of debt securities as of September 30, 2026, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$12,304	$12,127	$—	$—
Due after one year through five years	22,855	21,432	—	—
Due after five years through ten years	92,060	78,804	4,000	3,371
Due after ten years	47,428	44,087	3,000	2,238
	174,647	156,450	7,000	5,609
Mortgage-backed securities and CMO	251,931	238,244	—	—
	$426,578	$394,694	$7,000	$5,609

Information pertaining to investment securities with gross unrealized losses at September 30, 2026, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than twelve months:
Agency mortgage-backed securities	45	$76,664	$4,117
Agency CMO	75	107,718	3,410
Agency notes and bonds	6	5,371	226
Municipal obligations	99	52,408	2,518
Total less than twelve months	225	242,161	10,271

Continuous loss position more than twelve months:
Agency mortgage-backed securities	64	41,725	5,939
Agency CMO	18	4,078	225
Agency notes and bonds	8	10,886	215
Treasury notes and bonds	2	2,471	24
Municipal obligations	157	81,249	15,266
Total more than twelve months	249	140,409	21,669

Total securities available for sale	474	$382,570	$31,940

Securities held to maturity:
Continuous loss position more than twelve months:
Corporate notes	4	$5,609	$1,391
Total more than twelve months	4	5,609	1,391
Total securities held to maturity	4	$5,609	$1,391

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

The Company has not identified any specific available for sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. The Company reviews its securities on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. At September 30, 2026, management concluded that in all instances, securities with fair values less than carrying value were due to fluctuations in interest rates and other factors; thus, no credit loss provision was required.

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

At September 30, 2026, the municipal obligations and U.S. government agency debt securities, including Treasury notes and bonds, agency notes and bonds, mortgage-backed securities and CMOs classified as available for sale and in a loss position had depreciated approximately 7.7% from the amortized cost basis. All of the U.S. government agency securities and municipal obligations are issued by U.S. government agencies, government-sponsored enterprises and municipal governments, or are secured by first mortgage loans and municipal project revenues. At September 30, 2026, the corporate notes classified as held to maturity in a loss position had depreciated approximately 19.9% from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the intent and ability to hold the debt securities until maturity, or the foreseeable future if classified as available for sale, no credit loss is deemed to exist.

As of September 30, 2026 and December 31, 2025, the Company estimated expected credit losses to be immaterial based on the composition of the held to maturity securities portfolio.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3 – continued)

While management does not anticipate any credit losses at September 30, 2026, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

There were no sales of available for sale securities during the three months ended September 30, 2026.  During the three months ended September 30, 2025, the Company recognized gross gains of $21,000 and gross losses of $60,000 on sales of available for sale securities.  During the nine months ended September 30, 2026, the Company recognized gross gains of $169,000 and gross losses of $261,000 on sales of available for sale securities.  During the nine months ended September 30, 2025, the Company recognized gross gains of $53,000 and gross losses of $147,000 on sales of available for sale securities.

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, with an aggregate book value greater than 10% of stockholders’ equity.

Accrued interest receivable on available for sale debt securities totaled $2.6 million at both September 30, 2026 and December 31, 2025 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Accrued interest receivable on held to maturity debt securities totaled $18,000 at both September 30, 2026 and December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Equity Securities

In September 2018, the Company acquired 90,000 shares of common stock in another BHC, representing approximately 5% of the outstanding common stock of the entity, for a total investment of $1.9 million.  During the three months ended September 30, 2026, the Company recognized a loss of $9,000.  During the three months ended September 30, 2025, the Company recognized a gain of $150,000.  During the nine months ended September 30, 2026, the Company recognized a gain of $261,000.  During the nine months ended September 30, 2025, the Company recognized a gain of $127,000.  At September 30, 2026 and December 31, 2025, the equity investment had a fair value of $1.3 million and $1.0 million, respectively, and is included in other assets on the consolidated balance sheets.  These 90,000 shares will be cancelled without payment of merger consideration upon completion of the transaction described in Note 14 Subsequent Event.

In October 2021, the Company entered into an agreement to invest in a bank technology fund through a limited partnership and the Company entered into an agreement to participate in a second, related fund in June 2025. At September 30, 2026 and December 31, 2025, the Company’s investment in the limited partnerships was $1.3 million and $910,000, respectively, and is reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the limited partnership investments at September 30, 2026 and December 31, 2025 was $461,000 and $237,000, respectively, and is reflected in other liabilities on the consolidated balance sheets. The Company expects to fulfill the commitment as capital calls are made through 2026. The investments are accounted for as equity securities without a readily determinable fair value, and have been recorded at cost, less any impairment, and adjustments resulting from observable price changes. There were no impairments or adjustments on equity securities without readily determinable fair values during the three and nine months ended September 30, 2026 or 2025.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.Loans and Allowance for Credit Losses

Loans at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025

1-4 Family Residential Mortgage	$141,470	$140,677
Home Equity and Second Mortgage	78,902	71,435
Multifamily Residential	67,036	69,567
1-4 Family Residential Construction	15,885	15,445
Other Construction, Development and Land	52,583	41,227
Commercial Real Estate	209,418	207,124
Commercial Business	64,655	61,991
Consumer and Other	54,929	55,676
Principal loan balance	684,878	663,142

Deferred loan origination fees and costs, net	1,019	1,066
Allowance for credit losses	(10,946)	(10,108)

Loans, net	$674,951	$654,100

The ACL on loans is measured on a collective (pooled) basis when similar risk characteristics exist. The Company’s pools/segments are largely determined based on loan types as defined by Call Report instructions.

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

The following table provides the components of the Company’s amortized cost basis in loans at September 30, 2026 and December 31, 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

September 30, 2026	(In thousands)
Amortized Cost Basis in Loans:
Principal loan balance	$141,470	$78,902	$67,036	$15,885	$52,583	$209,418	$64,655	$54,929	$684,878

Net deferred loan origination fees and costs	56	1,221	(65)	—	(49)	(139)	(5)	—	1,019

Amortized cost basis in loans	$141,526	$80,123	$66,971	$15,885	$52,534	$209,279	$64,650	$54,929	$685,897

December 31, 2025
Amortized Cost Basis in Loans:
Principal loan balance	$140,677	$71,435	$69,567	$15,445	$41,227	$207,124	$61,991	$55,676	$663,142

Net deferred loan origination fees and costs	81	1,231	(45)	—	(49)	(150)	(2)	—	1,066

Amortized cost basis in loans	$140,758	$72,666	$69,522	$15,445	$41,178	$206,974	$61,989	$55,676	$664,208

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides an analysis of the changes in the ACL on loans for the three months ended September 30, 2026 and 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

September 30, 2026	(In thousands)
ACL on Loans:

Beginning balance	$1,576	$982	$716	$243	$576	$3,207	$2,440	$974	$10,714
Provision for credit losses	28	52	88	8	51	(76)	(67)	271	355
Charge-offs	—	—	—	—	—	—	(8)	(159)	(167)
Recoveries	—	10	—	—	—	—	7	27	44

Ending balance	$1,604	$1,044	$804	$251	$627	$3,131	$2,372	$1,113	$10,946

September 30, 2025
ACL on Loans:

Beginning balance	$1,511	$768	$463	$247	$695	$3,032	$2,180	$832	$9,728
Provision for credit losses	(70)	172	36	(16)	(245)	(36)	134	175	150
Charge-offs	(1)	—	—	—	—	—	—	(60)	(61)
Recoveries	—	1	—	—	—	—	7	36	44

Ending balance	$1,440	$941	$499	$231	$450	$2,996	$2,321	$983	$9,861

The following table provides an analysis of the changes in the ACL on loans for the nine months ended September 30, 2026 and 2025:

					Other
	1-4 Family	Home Equity		1-4 Family	Construction,
	Residential	and Second	Multifamily	Residential	Development	Commercial	Commercial	Consumer
	Mortgage	Mortgage	Residential	Construction	and Land	Real Estate	Business	and Other	Total

September 30, 2026	(In thousands)
ACL on Loans:

Beginning balance	$1,393	$937	$696	$213	$437	$3,243	$2,252	$937	$10,108
Provision for credit losses	212	97	108	38	190	(112)	169	428	1,130
Charge-offs	(1)	—	—	—	—	—	(75)	(414)	(490)
Recoveries	—	10	—	—	—	—	26	162	198

Ending balance	$1,604	$1,044	$804	$251	$627	$3,131	$2,372	$1,113	$10,946

September 30, 2025
ACL on Loans:

Beginning balance	$1,592	$478	$545	$184	$588	$2,459	$2,424	$1,011	$9,281
Provision for credit losses	(158)	462	(46)	47	(138)	537	(49)	139	794
Charge-offs	(1)	—	—	—	—	—	(83)	(271)	(355)
Recoveries	7	1	—	—	—	—	29	104	141

Ending balance	$1,440	$941	$499	$231	$450	$2,996	$2,321	$983	$9,861

Accrued interest on loans totaled $2.5 million at September 30, 2026 and December 31, 2025 and is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

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

The following table presents the amortized cost basis of, and ACL allocation to, individually evaluated collateral-dependent loans by class of loans as of September 30, 2026 and December 31, 2025:

	Real				ACL
	Estate	Equipment	Other	Total	Allocation

September 30, 2026	(In thousands)
1-4 Family Residential Mortgage	$2,074	$—	$—	$2,074	$—
Home Equity and Second Mortgage	414	—	—	414	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	98	—	—	98	62
Other Construction, Development and Land	129	—	—	129	—
Commercial Real Estate	3,306	—	—	3,306	553
Commercial Business	—	1,730	427	2,157	935
Consumer and Other	50	—	2	52	23
	$6,071	$1,730	$429	$8,230	$1,573

December 31, 2025
1-4 Family Residential Mortgage	$1,835	$—	$—	$1,835	$—
Home Equity and Second Mortgage	503	—	—	503	—
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	97	—	—	97	60
Other Construction, Development and Land	118	—	—	118	—
Commercial Real Estate	2,175	—	—	2,175	—
Commercial Business	—	1,645	467	2,112	1,233
Consumer and Other	—	—	15	15	—
	$4,728	$1,645	$482	$6,855	$1,293

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

Nonperforming loans consists of nonaccrual loans and loans past due and still accruing interest. The following table presents the amortized cost basis of loans on nonaccrual status and loans 90 days or more past due still accruing as of September 30, 2026 and December 31, 2025:

				Loans 90+ Days	Total
	Nonaccrual Loans	Nonaccrual Loans	Total	Past Due	Nonperforming
	with No ACL	with An ACL	Nonaccrual	Still Accruing	Loans

September 30, 2026	(In thousands)
1-4 Family Residential Mortgage	$1,809	$—	$1,809	$—	$1,809
Home Equity and Second Mortgage	241	—	241	—	241
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	98	98	—	98
Other Construction, Development and Land	75	—	75	—	75
Commercial Real Estate	589	993	1,582	—	1,582
Commercial Business	99	1,480	1,579	—	1,579
Consumer and Other	—	50	50	32	82

Total	$2,813	$2,621	$5,434	$32	$5,466

December 31, 2025
1-4 Family Residential Mortgage	$1,552	$—	$1,552	$—	$1,552
Home Equity and Second Mortgage	329	—	329	—	329
Multifamily Residential	—	—	—	—	—
1-4 Family Residential Construction	—	97	97	—	97
Other Construction, Development and Land	72	—	72	—	72
Commercial Real Estate	417	—	417	—	417
Commercial Business	99	1,687	1,786	83	1,869
Consumer and Other	15	—	15	—	15

Total	$2,484	$1,784	$4,268	$83	$4,351

No interest income was recognized on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025.

The following table presents the aging of the amortized cost basis in loans at September 30, 2026 and December 31, 2025:

	30-59 Days	60-89 Days	90 Days or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

September 30, 2026	(In thousands)
1-4 Family Residential Mortgage	$2,236	$62	$1,022	$3,320	$138,206	$141,526
Home Equity and Second Mortgage	847	47	—	894	79,229	80,123
Multifamily Residential	—	—	—	—	66,971	66,971
1-4 Family Residential Construction	—	—	98	98	15,787	15,885
Other Construction, Development and Land	91	54	75	220	52,314	52,534
Commercial Real Estate	197	—	1,582	1,779	207,500	209,279
Commercial Business	28	15	140	183	64,467	64,650
Consumer and Other	250	62	82	394	54,535	54,929

Total	$3,649	$240	$2,999	$6,888	$679,009	$685,897

December 31, 2025
1-4 Family Residential Mortgage	$849	$249	$1,011	$2,109	$138,649	$140,758
Home Equity and Second Mortgage	668	—	52	720	71,946	72,666
Multifamily Residential	—	—	—	—	69,522	69,522
1-4 Family Residential Construction	—	—	97	97	15,348	15,445
Other Construction, Development and Land	80	—	72	152	41,026	41,178
Commercial Real Estate	827	707	417	1,951	205,023	206,974
Commercial Business	92	19	223	334	61,655	61,989
Consumer and Other	198	86	15	299	55,377	55,676

Total	$2,714	$1,061	$1,887	$5,662	$658,546	$664,208

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

During the three and nine months ended September 30, 2026 and 2025, there were no modifications to borrowers in financial distress. The Company monitors the performance of modified loans and no modified loans were delinquent at September 30, 2026 or December 31, 2025.  There were no loans to borrowers experiencing financial distress that were modified during the previous 12 months and which subsequently defaulted during the three and nine months ended September 30, 2026 and 2025. There were no unfunded commitments associated with loans modified for borrowers experiencing financial distress as of September 30, 2026 and December 31, 2025.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

The following table provides the risk category of loans by class of loans based on the analysis performed at September 30, 2026:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$17,696	$23,731	$15,785	$20,526	$21,475	$39,918	$—	$139,131
Special Mention	—	—	—	287	—	34	—	321
Substandard	—	—	—	—	—	265	—	265
Doubtful	377	—	188	30	26	1,188	—	1,809
	$18,073	$23,731	$15,973	$20,843	$21,501	$41,405	$—	$141,526

Current period gross write-offs	$—	$—	$1	$—	$—	$—	$—	$1

Home Equity and Second Mortgage
Pass	$1,204	$1,802	$993	$2,323	$2,281	$352	$70,650	$79,605
Special Mention	—	—	—	—	—	—	104	104
Substandard	—	—	—	—	—	—	173	173
Doubtful	—	—	—	—	—	241	—	241
	$1,204	$1,802	$993	$2,323	$2,281	$593	$70,927	$80,123

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily Residential
Pass	$12,106	$16,874	$2,939	$9,470	$9,999	$14,158	$—	$65,546
Special Mention	—	—	—	1,425	—	—	—	1,425
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$12,106	$16,874	$2,939	$10,895	$9,999	$14,158	$—	$66,971

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family Residential Construction
Pass	$8,145	$7,061	$316	$—	$—	$—	$—	$15,522
Special Mention	265	—	—	—	—	—	—	265
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	98	—	98
	$8,410	$7,061	$316	$—	$—	$98	$—	$15,885

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other Construction, Development and Land
Pass	$11,834	$26,997	$6,286	$1,840	$2,470	$2,978	$—	$52,405
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	—	54
Doubtful	—	—	—	—	—	75	—	75
	$11,834	$26,997	$6,286	$1,840	$2,470	$3,107	$—	$52,534

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Pass	$13,113	$20,556	$26,140	$18,754	$51,874	$69,840	$5,336	$205,613
Special Mention	—	—	—	—	—	—	360	360
Substandard	—	—	302	695	—	727	—	1,724
Doubtful	—	—	—	—	—	1,582	—	1,582
	$13,113	$20,556	$26,442	$19,449	$51,874	$72,149	$5,696	$209,279

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4 – continued)

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total

	(In thousands)
Commercial Business
Pass	$11,560	$10,814	$3,447	$5,014	$4,483	$12,240	$13,881	$61,439
Special Mention	570	—	195	59	143	25	21	1,013
Substandard	—	—	341	—	15	41	222	619
Doubtful	—	—	—	107	1,439	33	—	1,579
	$12,130	$10,814	$3,983	$5,180	$6,080	$12,339	$14,124	$64,650

Current period gross write-offs	$—	$—	$52	$—	$23	$—	$—	$75

Consumer and Other
Pass	$18,567	$12,324	$6,970	$6,376	$1,820	$6,416	$2,249	$54,722
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2	—	155	157
Doubtful	—	50	—	—	—	—	—	50
	$18,567	$12,374	$6,970	$6,376	$1,822	$6,416	$2,404	$54,929

Current period gross write-offs	$19	$131	$67	$106	$12	$6	$73	$414

Total Loans
Pass	$94,225	$120,159	$62,876	$64,303	$94,402	$145,902	$92,116	$673,983
Special Mention	835	—	195	1,771	143	59	485	3,488
Substandard	—	—	643	695	17	1,087	550	2,992
Doubtful	377	50	188	137	1,465	3,217	—	5,434
	$95,437	$120,209	$63,902	$66,906	$96,027	$150,265	$93,151	$685,897

Current period gross write-offs	$19	$131	$120	$106	$35	$6	$73	$490

The following table provides the risk category of loans by class of loans based on the analysis performed at December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total

	(In thousands)
1-4 Family Residential Mortgage
Pass	$25,785	$18,522	$24,845	$22,939	$19,268	$26,477	$—	$137,836
Special Mention	—	—	20	—	1,008	60	—	1,088
Substandard	—	—	—	—	97	185	—	282
Doubtful	—	177	31	142	120	1,082	—	1,552
	$25,785	$18,699	$24,896	$23,081	$20,493	$27,804	$—	$140,758

Home Equity and Second Mortgage
Pass	$2,066	$1,428	$2,835	$2,649	$202	$282	$62,515	$71,977
Special Mention	57	—	—	129	—	—	—	186
Substandard	—	—	—	—	—	—	174	174
Doubtful	—	—	—	—	—	329	—	329
	$2,123	$1,428	$2,835	$2,778	$202	$611	$62,689	$72,666

Multifamily Residential
Pass	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
	$16,912	$5,981	$8,955	$19,754	$6,759	$11,161	$—	$69,522

1-4 Family Residential Construction
Pass	$11,472	$3,876	$—	$—	$—	$—	$—	$15,348
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	97	—	—	97
	$11,472	$3,876	$—	$—	$97	$—	$—	$15,445

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

ACL on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL for off-balance-sheet credit exposures was $131,000 at both September 30, 2026 and December 31, 2025. The ACL for off-balance-sheet credit exposures is presented in accrued expenses and other liabilities on the consolidated balance sheets. Changes in the ACL for off-balance-sheet credit exposures are reflected in the provision for credit losses on the consolidated statements of income. There were no changes to the ACL for off-balance-sheet credit exposures during the three and nine months ended September 30, 2026 and 2025.

5.Qualified Affordable Housing Project Investment

On January 19, 2018, the Bank entered into an agreement to invest in qualified affordable housing projects through a limited liability company. At September 30, 2026 and December 31, 2025, the balance of the Bank’s investment was $977,000 and $1.2 million, respectively, and is reflected in other assets on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the unfunded commitment related to the qualified affordable housing project investment was $72,000 and is reflected in accrued expenses and other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made through 2029.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5 – continued)

On December 16, 2025, the Bank entered into another agreement to invest in qualified affordable housing projects through a limited liability company.  At September 30, 2026 and December 31, 2025, the balance of the Bank’s investment was $4.0 million and is reflected in other assets on the consolidated balance sheets.  The unfunded commitment related to the qualified affordable housing project investment at September 30, 2026 and December 31, 2025 was $3.0 million and $3.3 million, respectively, and is reflected in accrued expenses and other liabilities on the consolidated balance sheets.  The Bank expects to fulfill the commitment as capital calls are made through 2036.

The investments are accounted for using the proportional amortization method.  During the three month periods ended September 30, 2026 and 2025, the Bank recognized amortization expense of $98,000 and $86,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended September 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $118,000 and $102,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the nine month periods ended September 30, 2026 and 2025, the Bank recognized amortization expense of $293,000 and $255,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the nine month periods ended September 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its qualified affordable housing project investment of $353,000 and $308,000, respectively, which was included in income tax expense on the consolidated statements of income.

6.Renewable Energy Tax Credit Investment

On March 26, 2025, April 17, 2024 and April 21, 2023, the Bank entered into agreements to invest in investment tax credits generated by solar energy producing facilities through limited liability companies. At September 30, 2026 and December 31, 2025, the balance of the Bank’s investments in the limited liability companies was $675,000 and $1.5 million, respectively, and was reflected in other assets on the consolidated balance sheets. The unfunded commitment related to the solar energy tax credit investments was $104,000 and $835,000 at September 30, 2026 and December 31, 2025, respectively, and is reflected in accrued expenses and other liabilities on the consolidated balance sheets. The Bank expects to fulfill the commitment as capital calls are made by December 31, 2026.

The investments are accounted for using the proportional amortization method.  During the three month periods ended September 30, 2026 and 2025, the Bank recognized amortization expense of $309,000 and $872,000, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the three month periods ended September 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $270,000 and $882,000, respectively, which was included in income tax expense on the consolidated statements of income.  During the nine month periods ended September 30, 2026 and 2025, the Bank recognized amortization expense of $862,000 and $2.0 million, respectively, as a component of income tax expense on the consolidated statements of income.  Additionally, during the nine month periods ended September 30, 2026 and 2025, the Bank recognized income tax credits and other income tax benefits from its solar energy tax credit investment of $732,000 and $2.0 million, respectively, which was included in income tax expense on the consolidated statements of income.

7.Borrowed Funds

At September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings.  During the three and nine month periods ended September 30, 2026 and 2025, the Company did not utilize any FHLB advances.

The Company has access to the FRB Discount Window for Borrowings (“Discount Window”).  At September 30, 2026 and December 31, 2025, the Company had pledged certain U.S. Treasuries and U.S. agency notes and bonds with a carrying value of $10.7 million and $17.2 million, respectively, to secure borrowings through the Discount Window, if needed. While the Company has conducted a test of borrowing through the Discount Window, there were no borrowings outstanding through the Discount Window at September 30, 2026 or December 31, 2025.

FHLB advances are secured under a blanket collateral agreement. At September 30, 2026, the carrying value of CMO and mortgage-backed securities, mortgage loans and home equity lines of credit pledged as security for future FHLB advances was $63.1 million, $74.5 million, and $6.5 million, respectively. At December 31, 2025, the carrying value of CMO and mortgage-backed securities, mortgage loans and home equity lines of credit pledged as security for FHLB advances was $23.0 million, $77.7 million and $8.2 million, respectively. At September 30, 2026, the Company had a $119.6 million borrowing capacity limit with the FHLB based on pledged collateral.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.Supplemental Disclosure for Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025

Basic
Earnings:
Net income attributable to First Capital, Inc.	$5,104	$4,478	$14,196	$11,488

Shares:
Weighted average common shares outstanding	3,337,650	3,348,618	3,336,644	3,347,380

Net income attributable to First Capital, Inc. per common share, basic	$1.53	$1.34	$4.25	$3.43

Diluted
Earnings:
Net income attributable to First Capital, Inc.	$5,104	$4,478	$14,196	$11,488

Shares:
Weighted average common shares outstanding	3,337,650	3,348,618	3,336,644	3,347,380
Add: Dilutive effect of restricted stock	2,788	1,390	2,930	1,941

Weighted average common shares outstanding, as adjusted	3,340,438	3,350,008	3,339,574	3,349,321

Net income attributable to First Capital, Inc. per common share, diluted	$1.53	$1.34	$4.25	$3.43

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No restricted shares were excluded from the calculation of diluted net income per share for the three and nine month periods ended September 30, 2026 and 2025.

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

At September 30, 2026, 152,630 shares of the Company’s common stock were available for issuance under the 2019 Plan. The Company may grant both non-statutory and statutory stock options which may not have a term exceeding ten years. In the case of incentive stock options, the aggregate fair value of the stock (determined at the time the incentive stock option is granted) for which any optionee may be granted incentive options which are first exercisable during any calendar year shall not exceed $100,000. Option prices may not be less than the fair market value of the underlying stock at the date of the grant. An award of a performance share is a grant of a right to receive shares of the Company’s common stock which is contingent upon the achievement of specific performance criteria or other objectives set at the grant date. Stock appreciation rights are equity or cash settled share-based compensation arrangements whereby the number of shares that will ultimately be issued or the cash payment is based upon the appreciation of the Company’s common stock. Awards granted under the 2019 Plan may be granted either alone, in addition to, or in tandem with, any other award granted under the 2019 Plan. The terms of the 2019 Plan also include provisions whereby all unearned options and restricted shares become immediately exercisable and fully vested upon a change in control.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9 – continued)

As of September 30, 2026, no stock options had been granted under the Plans.

Compensation expense is measured based on the fair market value of the restricted stock at the grant date and is recognized ratably over the period during which the shares are earned (the vesting period). The Company accounts for any forfeitures when they occur, and any previously recognized compensation for an award is reversed in the period the award is forfeited. Compensation expense related to restricted stock recognized for the three and nine month periods ended September 30, 2026 amounted to $16,000 and $51,000, respectively.  Compensation expense related to restricted stock recognized for the three and nine month periods ended September 30, 2025 amounted to $13,000 and $90,000, respectively.  The total income tax benefit related to stock-based compensation was $13,000 and $21,000, for the three and nine month periods ended September 30, 2026, respectively.  The total income tax benefit related to stock-based compensation was $4,000 and $13,000, for the three and nine month periods ended September 30, 2025, respectively.

A summary of the Company’s nonvested restricted shares under the 2019 Plan as of September 30, 2026 and changes during the nine month period then ended is presented below.

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of period	5,970	$34.22
Granted	3,900	50.80
Vested	1,395	35.77
Forfeited	780	39.82

Nonvested at end of period	7,695	$41.77

There were 1,395 restricted shares that vested during the nine month period ended September 30, 2026 due to the retirement of an employee and normal vesting.   There were 2,460 restricted shares that vested during the nine month period ended September 30, 2025 due to normal vesting.  The fair value of restricted shares that vested during the nine month period ended September 30, 2026 was $88,000.  At September 30, 2026, there was $295,000 of unrecognized compensation expense related to nonvested restricted shares. The compensation expense is expected to be recognized over a weighted average period of 4.2 years.

10.Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	September 30,
(In thousands)	2026	2025

Cash payments for:
Interest	$10,827	$10,899
Income taxes (net of refunds received)	1,655	105

Noncash investing activities:
Agreement to invest in renewable energy tax credit facility	$—	1,744

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. The following table presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2026. The Company had no liabilities measured at fair value as of September 30, 2026.

	Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total

September 30, 2026
Assets Measured on a Recurring Basis
Securities available for sale:
Agency mortgage-backed securities	$—	$122,564	$—	$122,564
Agency CMO	—	115,680	—	115,680
Agency notes and bonds	—	16,257	—	16,257
Treasury notes and bonds	2,471	—	—	2,471
Municipal obligations	—	137,722	—	137,722
Total securities available for sale	$2,471	$392,223	$—	$394,694

Equity securities	$1,296	$—	$—	1,296

Assets Measured on a Nonrecurring Basis
Collateral dependent loans:
Commercial Real Estate	$—	$—	$441	$441
Commercial Business	—	—	504	504
1-4 Family Residential Construction	—	—	36	36
Consumer and Other	—	—	27	27
Total collateral dependent loans	$—	$—	$1,008	$1,008

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

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value. The portfolio is comprised of residential real estate loans and fair value is estimated based on specific prices of underlying contracts for sales to investors. These measurements are carried at Level 2 in the fair value hierarchy. At September 30, 2026 and December 31, 2025, the Company did not have any loans held for sale measured at fair value on a nonrecurring basis.

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

At September 30, 2026, the significant unobservable inputs used in the fair value measurement of collateral dependent loans included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the collateral ranging from 10% to 68%, with a weighted average discount of 53.2%.  Collateral dependent loans had an amortized cost of $2.6 million and a carrying value of $1.0 million at September 30, 2026.  The Company recognized a recapture of provision for credit losses on collateral dependent loans of $271,000 for the three months ended September 30, 2026.  The Company did not recognize any provision for credit losses on collateral dependent loans for the three months ended September 30, 2025.  The Company  recognized additional provision for credit losses on collateral dependent loans of $278,000 and $2,000 for the nine months ended September 30, 2026 and 2025, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine month periods ended September 30, 2026 and 2025. There were no transfers into or out of the Company’s Level 3 financial assets for the nine month periods ended September 30, 2026 and 2025.

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

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11 – continued)

The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements Using
(In thousands)	Value	Value	Level 1	Level 2	Level 3

September 30, 2026:
Financial assets:
Cash and cash equivalents	$139,019	$139,019	$139,019	$—	$—
Interest-bearing time deposits	1,225	1,217	—	1,217	—
Securities available for sale	394,694	394,694	2,471	392,223	—
Securities held to maturity	7,000	5,609	—	5,609	—
Loans held for sale	970	988	—	988	—
Loans, net	674,951	656,327	—	—	656,327
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	5,080	5,080	—	5,080	—
Equity securities (included in other assets)	1,296	1,296	1,296	—	—

Financial liabilities:
Deposits	1,129,397	1,129,197	884,992	—	244,205
Accrued interest payable	1,992	1,992	—	1,992	—

December 31, 2025:
Financial assets:
Cash and cash equivalents	$137,288	$137,288	$137,288	$—	$—
Interest-bearing time deposits	1,470	1,480	—	1,480	—
Securities available for sale	417,190	417,190	2,461	414,729	—
Securities held to maturity	7,000	5,243	—	5,243	—
Loans held for sale	1,464	1,489	—	1,489	—
Loans, net	654,100	625,927	—	—	625,927
FHLB and other restricted stock	1,836	N/A	N/A	N/A	N/A
Accrued interest receivable	5,100	5,100	—	5,100	—
Equity securities (included in other assets)	1,035	1,035	1,035	—	—

Financial liabilities:
Deposits	1,122,990	1,123,123	885,622	—	237,501
Accrued interest payable	2,195	2,195	—	2,195	—

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transactions accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans, excluding loans held for sale, fixed-maturity certificates of deposit and borrowed funds is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. The fair value of loans held for sale is based on specific prices of underlying contracts for sales to investors. It is not practicable to determine the fair value of FHLB and other restricted stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at September 30, 2026 and December 31, 2025 represent an approximation of exit price, but an actual exit price may differ.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025

In Scope for ASC 606
Service charges on deposit accounts	$682	$625	$1,916	$1,806
ATM and debit card fees	1,171	1,191	3,424	3,374
Other	48	45	146	139
Revenue from contracts with customers	1,901	1,861	5,486	5,319

Out of Scope for ASC 606
Net gains on loans and investments	211	354	673	517
Increase in cash value of life insurance	51	51	159	172
Other	129	40	227	164
Other noninterest income	391	445	1,059	853

Total noninterest income	$2,292	$2,306	$6,545	$6,172

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

13.Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated Chief Operating Decision Maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic. Accounting policies for segments have not changed from those described in Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Segment performance is evaluated using consolidated net income as reported in the consolidated statements of income presented.

FIRST CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.Subsequent Event

On November 4, 2026, subsequent to the end of the quarter covered by this report, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with First Bancorp of Indiana, Inc. (“First Bancorp”), the holding company for First Federal Savings Bank, pursuant to which First Bancorp will merge with and into the Company, with the Company surviving, and First Federal Savings Bank will merge with and into the Company’s wholly-owned subsidiary, First Harrison Bank (the “Merger”). First Bancorp, headquartered in Evansville, Indiana, operates ten offices across Southern Indiana and Western Kentucky and had approximately $583 million in total assets, $444 million in gross loans, and $473 million in deposits as of September 30, 2026. Under the terms of the Merger Agreement, each outstanding share of First Bancorp common stock will be converted into the right to receive a fixed 0.3075 shares of First Capital common stock, with cash paid in lieu of any fractional share. Based on the 20-day volume-weighted average closing price of First Capital common stock of $63.05 per share as of November 4, 2026, the transaction is valued at approximately $33.2 million; the aggregate value of the stock consideration will fluctuate with the market price of First Capital common stock. Consummation of the Merger is subject to customary closing conditions, including the approval of First Bancorp’s shareholders and the receipt of all required regulatory approvals, and is currently expected to occur in the first half of 2027. The Merger Agreement contains customary termination rights and provides that, under specified circumstances, First Bancorp would be required to pay the Company a termination fee of $1.4 million.

Because the Merger Agreement was entered into after September 30, 2026, the transaction had no effect on the Company’s consolidated financial statements as of and for the periods presented in this report. The Company will account for the Merger as a business combination under FASB ASC 805 upon consummation. Additional information regarding the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2026.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company’s reported financial position and results of operations are described as critical accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 30, 2026, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Developments – Pending Acquisition of First Bancorp of Indiana, Inc.

On November 4, 2026 the Company entered into a definitive Agreement and Plan of Merger to acquire First Bancorp of Indiana, Inc. (“First Bancorp”), the holding company for First Federal Savings Bank, in an all-stock transaction valued at approximately $33.2 million based on the 20-day volume weighted average closing price of First Capital’s common stock of $63.05 per share as of November 4, 2026.  First Bancorp shareholders will receive a fixed 0.3075 shares of First Capital common stock for each First Bancorp share.  The transaction is expected to close in the first half of 2027, subject to the receipt of regulatory approvals, the approval of First Bancorp’s shareholders, and other customary closing conditions.  See Note 14 to the consolidated financial statements included in this report.  As of September 30, 2026, First Bancorp had approximately $583 million in total assets, $444 million in gross loans, and $473 million in deposits, which will substantially increase the combined company’s balance sheet upon completion of the Merger.  The Company expects to fund the Merger primarily through the issuance of First Capital common stock and anticipates incurring merger-related expenses, including professional fees, systems-integration costs, and severance and retention costs, a significant portion of which is expected to be recognized in the fourth quarter of 2026 and during 2027.  The Company currently estimates tangible book value dilution of approximately 6.9% at closing, with an estimated earnback period of approximately 1.4 years.  The Company is evaluating the Merger’s anticipated effects on its regulatory capital ratios, liquidity, and results of operations and will provide additional disclosure in subsequent periodic reports as the transaction progresses.  There can be no assurance that the Merger will be completed on the expected terms or timeline, or at all.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total assets were $1.27 billion at September 30, 2026 and December 31, 2025.

Net loans receivable (excluding loans held for sale) increased $20.9 million from $654.1 million at December 31, 2025 to $675.0 million at September 30, 2026.  Other construction, development and land, home equity and second mortgage, commercial business, and commercial real estate loan increases of $11.4 million, $7.5 million, $2.7 million, and $2.3 million, respectively, were partially offset by a decrease of $2.5 million in multifamily residential loans during the nine months ended September 30, 2026.

Cash and cash equivalents increased from $137.3 million at December 31, 2025 to $139.0 million at September 30, 2026 primarily due to net deposit inflows and sales and maturities of available for sale securities at the Bank which were partially offset by loan originations.

Securities available for sale decreased $22.5 million from $417.2 million at December 31, 2025 to $394.7 million at September 30, 2026.  Purchases of $109.1 million of securities classified as available for sale were made during the nine months ended September 30, 2026 and consisted primarily of U.S. government agency CMOs and mortgage-backed securities and municipal bonds. Principal payments and maturities of available for sale securities totaled $38.8 million and $56.7 million, respectively, during the nine months ended September 30, 2026.  Securities classified as available for sale totaling $18.7 million were sold during the nine months ended September 30, 2026 and consisted primarily of municipal and U.S. government agency notes and bonds.  In addition, there was an unrealized loss of $16.9 million on the securities available for sale portfolio during the nine month period ended September 30, 2026 due primarily to increasing market interest rates.

Total deposits increased $6.4 million from $1.12 billion at December 31, 2025 to $1.13 billion at September 30, 2026.  Time deposit and interest-bearing checking account increases of $7.0 million and $2.2 million, respectively, were partially offset by decreases of $1.8 million and $1.0 million in non-interest bearing checking accounts and savings accounts, respectively, during the nine months ended September 30, 2026.  Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our customers’ own liquidity needs and may also be influenced by recent developments in the financial services industry.

The Company had no outstanding borrowings at September 30, 2026 or December 31, 2025.

Total stockholders’ equity attributable to the Company decreased from $137.8 million at December 31, 2025 to $135.7 million at September 30, 2026, primarily due to a $13.2 million increase in net unrealized loss on available for sale securities partially offset by an $11.1 million increase in retained earnings. The net unrealized loss on available for sale securities during the period is primarily due to increased market interest rates.

Results of Operations for the Three Month Periods Ended September 30, 2026 and 2025

Net income.  Net income attributable to the Company was $5.1 million ($1.53 per diluted share) for the three months ended September 30, 2026 compared to $4.5 million ($1.34 per diluted share) for the three months ended September 30, 2025.

Net interest income.  Net interest income after provision for credit losses increased $1.3 million for the three months ended September 30, 2026 as compared to the same period in 2025.

Total interest income increased $1.4 million when comparing the two periods primarily due to an increase in the average tax-equivalent yield on interest-earning assets from 4.94% for the third quarter of 2025 to 5.23% for the same period in 2026, in addition to an increase in the average balance of interest-earning assets from $1.20 billion for the third quarter of 2025 to $1.25 billion for the same period in 2026.

Total interest expense decreased $119,000 when comparing the two periods.  The average cost of interest-bearing liabilities decreased from 1.66% for the quarter ended September 30, 2025 to 1.57% for the same period in 2026, while the average balance of interest-bearing liabilities increased from $891.3 million for the quarter ended September 30, 2025 to $911.5 million for the same period in 2026.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.71% for the quarter ended September 30, 2025 to 4.08% for the same period in 2026.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $150,000 for the quarter ended September 30, 2025 to $355,000 for the quarter ended

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

September 30, 2026.  The Bank recognized net charge-offs of $123,000 and $17,000 for the quarters ended September 30, 2026 and 2025, respectively.

Noninterest income.  Noninterest income decreased $14,000 for the quarter ended September 30, 2026 as compared to the quarter ended September 30, 2025.  The decrease is primarily due to the Company recognizing a $9,000 loss on equity securities during the quarter ended September 30, 2026 compared to a gain of $150,000 during the same period in 2025.  That decrease was partially offset by the Company recognizing increases of $92,000 and $57,000 in other income and service charges on deposits, respectively, when comparing the two periods.  The increase in other income was primarily due to the Company recognizing $48,000 and $45,000 of income from its technology investment fund and its renewable energy tax credit investment, respectively, during the quarter.

Noninterest expense.  Noninterest expenses increased $545,000 for the quarter ended September 30, 2026 as compared to the same period in 2025.  This was primarily due to increases in compensation and benefits and other expenses of $585,000 and $75,000, respectively, when comparing the two periods.  The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits. The increase in other expenses was primarily due to general inflationary pressures and routine pricing increases rather than any specific item.  These increases were partially offset by a $148,000 decrease in occupancy and equipment expenses when comparing the two periods.  Occupancy and equipment expenses were elevated during the third quarter of 2025 due to disposal losses associated with two of the Bank’s branches, the upgrade of the Company’s call center system, and the demolition of one of the Bank’s branches.  None of these were present during the third quarter of 2026.

Income tax expense.  Income tax expense increased $164,000 for the quarter ended September 30, 2026 as compared to the same period in 2025 resulting in an effective tax rate of 19.4% for the quarter ended September 30, 2026, compared to 19.2% for the same period in 2025.

Results of Operations for the Nine Month Periods Ended September 30, 2026 and 2025

Net income.  Net income attributable to the Company was $14.2 million ($4.25 per diluted share) for the nine months ended September 30, 2026 compared to $11.5 million ($3.43 per diluted share) for the nine months ended September 30, 2025.

Net interest income.  Net interest income after provision for credit losses increased $4.7 million for the nine months ended September 30, 2026 as compared to the same period in 2025.

Total interest income increased $4.6 million when comparing the two periods primarily due to an increase in the average tax-equivalent yield on interest-earning assets from 4.80% for the nine months ended September 30, 2025 to 5.10% for the same period in 2026, in addition to an increase in the average balance of interest-earning assets from $1.19 billion for the nine months ended September 30, 2025 to $1.24 billion for the same period in 2026.

Total interest expense decreased $471,000 when comparing the two periods.  The average cost of interest-bearing liabilities decreased from 1.67% for the nine months ended September 30, 2025 to 1.56% for the same period in 2026, while the average balance of interest-bearing liabilities increased from $886.0 million for the nine months ended September 30, 2025 to $906.8 million for the same period in 2026.

As a result of the changes in interest-earning assets and interest-bearing liabilities, the tax-equivalent net interest margin increased from 3.55% for the nine months ended September 30, 2025 to 3.96% for the same period in 2026.

Provision for credit losses.  Based on management’s analysis of the ACL on loans and unfunded loan commitments, the provision for credit losses increased from $794,000 for the nine months ended September 30, 2025 to $1.1 million for the nine months ended September 30, 2026.  The Bank recognized net charge-offs of $292,000 and $214,000 for the nine months ended September 30, 2026 and 2025, respectively.

Noninterest income.  Noninterest income increased $373,000 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.  The increase is primarily due to the Company recognizing a $261,000 gain on equity securities during the nine months ended September 30, 2026 compared to a gain of $127,000 during the same period in 2025.  In addition, the Company recognized increases of $110,000, $70,000 and $50,000 in service charges on deposit accounts, other income and ATM and debit card fee income, respectively, when comparing the two periods.  The increase in other income was primarily due to the Company recognizing a $47,000 increase in income from its renewable energy tax credit investment during the nine months ended September 30, 2026, in addition to $48,000 of income from its technology investment fund during the nine months ended September 30, 2026 that the Company did not receive during the same period in 2025.  These increases were partially offset by the Company

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

recognizing a $47,000 gain on the redemption of a bank-owned life insurance policy during the nine months ended September 30, 2025, and no such redemption occurred during the same period in 2026.

Noninterest expense.  Noninterest expenses increased $1.5 million for the nine months ended September 30, 2026 as compared to the same period in 2025.  This was primarily due to increases in compensation and benefits, other expenses, professional services, and advertising expenses of $1.1 million, $253,000, $132,000 and $92,000, respectively, when comparing the two periods.  The increase in compensation and benefits is due to increases in salary and wages associated with annual cost of living and performance related adjustments as well as increases in the cost of Company-provided health insurance benefits.  The increase in other expenses is primarily due to a $70,000 increase in consumer fraud losses and general inflationary pressures and routine pricing increases during the nine months ended September 30, 2026 as compared to the same period in 2025.  The increase in professional services is due to increased consulting fees.  The increase in advertising expenses is related to various new marketing campaigns undertaken during the nine months ended September 30, 2026 as compared to the same period in 2025.  These were partially offset by a decrease in occupancy and equipment expenses of $110,000 due to a reduction in building maintenance expenses.

Income tax expense.  Income tax expense increased $919,000 for the nine months ended September 30, 2026 as compared to the same period in 2025 resulting in an effective tax rate of 19.8% for the nine months ended September 30, 2026, compared to 18.4% for the same period in 2025.  The increase in the Company’s effective tax rate for the nine months ended September 30, 2026 reflects a higher proportion of net income being subject to taxation compared to the same period last year.

Liquidity and Capital Resources

The Bank’s primary sources of funds are customer deposits, proceeds from loan repayments, maturing securities and borrowings from the FHLB or FRB. While loan repayments and maturities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, general economic conditions and competition. At September 30, 2026, the Bank had cash and cash equivalents of $139.0 million and securities available-for-sale with a fair value of $394.7 million. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, FRB, collateral eligible for repurchase agreements and unsecured federal funds purchased lines of credit with other financial institutions.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company, on a stand-alone basis, is responsible for paying any dividends declared to its shareholders. The Board of Directors of the Company also has authorized the repurchase of shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Indiana Department of Financial Institutions (“IDFI”), cannot exceed net income for that year to date plus retained net income (as defined under Indiana law) for the preceding two calendar years. On a stand-alone basis, the Company had liquid assets of $2.5 million at September 30, 2026.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements.  Qualifying community banks with total consolidated assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tier 1 capital to average total consolidated assets.  A qualifying community bank that opts in to the framework and exceeds the minimum CBLR is deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. On April 23, 2026, the federal banking agencies issued a final rule, effective July 1, 2026, that lowered the minimum CBLR from greater than 9% to greater than 8%.   The final rule also extended the grace period for a financial institution that falls below the minimum CBLR or otherwise ceases to meet the qualifying criteria from two consecutive quarters to four consecutive quarters, provided that the institution maintains a leverage ratio greater than 7%.  Use of the grace period is limited to eight quarters within any five-year period.  A financial institution with a leverage ratio of 7% or less must comply with the generally applicable risk-based capital requirements.  A financial institution can elect to be subject to or opt out of the CBLR framework at any time.  As a qualifying community

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FIRST CAPITAL, INC.

bank, the Bank had opted into the CBLR framework as of September 30, 2026 and December 31, 2025 and its CBLR was 11.47% and 11.01% as of those dates, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of September 30, 2026.  At both September 30, 2026 and December 31, 2025, the Bank was considered “well capitalized” under applicable regulatory guidelines.

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

For the nine months ended September 30, 2026, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s net interest income could change as follows over a one-year horizon, relative to our base case scenario, based on September 30, 2026 and December 31, 2025 financial information:

	At September 30, 2026		At December 31, 2025
Immediate Change	One Year Horizon		One Year Horizon
in the Level	Dollar	Percent	Dollar	Percent
of Interest Rates	Change	Change	Change	Change

	(Dollars in thousands)
300bp	$8,905	17.69%	$7,555	16.40%
200bp	6,131	12.18	5,114	11.10
100bp	3,148	6.25	2,563	5.56
Static	—	—	—	—
(100)bp	(3,118)	(6.19)	(2,624)	(5.70)
(200)bp	(6,576)	(13.06)	(5,295)	(11.49)
(300)bp	(10,197)	(20.25)	(7,191)	(15.61)

At September 30, 2026 and December 31, 2025, the Company’s simulated exposure to an increase in interest rates shows that an immediate and sustained increase in rates of 1.00%, 2.00% or 3.00% would increase the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. At September 30, 2026 and December 31, 2025, the Company’s simulated exposure to a decrease in interest rates shows that an immediate and sustained decrease in rates of 1.00%, 2.00% or 3.00% would decrease the Company’s net interest income over a one year horizon compared to a flat interest rate scenario. During the nine months ended September 30, 2026, management evaluated and adjusted deposit rate betas, instrument prepayment speeds, and key interest rate index ties in its scenarios to better reflect the current interest rate environment and increased competitive pressure.

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

Results of the Company’s simulation modeling, which assumes an immediate and sustained parallel shift in market interest rates, project that the Company’s EVE could change as follows, relative to the Company’s base case scenario, based on September 30, 2026 and December 31, 2025 financial information:

	At September 30, 2026
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$228,749	$(13,955)	(5.75)%	19.84%	31	bp
200bp	235,092	(7,612)	(3.14)	19.88	35	bp
100bp	240,014	(2,690)	(1.11)	19.79	26	bp
Static	242,704	—	—	19.53	0	bp
(100)bp	243,264	560	0.23	19.14	(39)	bp
(200)bp	239,135	(3,569)	(1.47)	18.44	(109)	bp
(300)bp	229,828	(12,876)	(5.31)	17.42	(211)	bp

	At December 31, 2025
Immediate Change	Economic Value of Equity			Economic Value of Equity as a
in the Level	Dollar	Dollar	Percent	Percent of Present Value of Assets
of Interest Rates	Amount	Change	Change	EVE Ratio	Change

	(Dollars in thousands)
300bp	$196,627	$(3,425)	(1.71)%	17.19%	96	bp
200bp	200,019	(33)	(0.02)	17.04	81	bp
100bp	201,438	1,386	0.69	16.73	50	bp
Static	200,052	—	—	16.23	0	bp
(100)bp	197,721	(2,331)	(1.17)	15.68	(55)	bp
(200)bp	192,020	(8,032)	(4.01)	14.87	(136)	bp
(300)bp	189,830	(10,222)	(5.11)	14.32	(191)	bp

The tables indicate that at September 30, 2026 the Company would expect an decrease in its EVE in the event of a sudden and sustained 100, 200, and 300 basis point increase in prevailing interest rates, in addition to a sudden and sustained 200 and 300 basis point decrease in prevailing interest rates. At December 31, 2025, the Company would expect a decrease in its EVE in the event of a sudden and sustained increase of 200 and 300 basis points in prevailing interest rates, in addition to a sudden and sustained 100, 200 and 300 basis point decrease in prevailing interest rates. At September 30, 2026, the Company would expect an increase in its EVE in the event of a sudden decrease and sustained 100 basis point decrease in prevailing interest rates. At December 31, 2025, the Company would expect an increase in its EVE in the event of a sudden and sustained 100 basis point increase. As previously mentioned in this report, during the nine months ended September 30, 2026, the Company evaluated and adjusted various modeling assumptions to reflect the current market environment.

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

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

FIRST CAPITAL, INC.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  Investors should carefully consider the following risk factors relating to the Company’s pending acquisition of First Bancorp of Indiana, Inc. (“First Bancorp”), together with the risk factors disclosed in the Company’s Annual Report on Form 10-K.

The Company may fail to complete the pending acquisition of First Bancorp, and the Merger Agreement may be terminated.  Completion of the Merger is subject to a number of conditions, including the receipt of required regulatory approvals and the approval of First Bancorp’s shareholders, that are outside the Company’s control.  If these conditions are not satisfied or waived, the Merger may not be completed.  Failure to complete the Merger could negatively affect the trading price of the Company’s common stock and its future operations, and the Company may incur substantial expenses without realizing the expected benefits.

Required regulatory approvals may not be obtained, may be delayed, or may impose conditions.  The Merger requires approvals from bank regulators, which may not be granted or may be granted subject to conditions that restrict the combined company’s business, impose additional costs, or reduce the anticipated benefits of the Merger.

First Bancorp may be required to pay a termination fee, and the Company may forgo other opportunities.  Under specified circumstances, First Bancorp would be required to pay the Company a termination fee upon termination of the Merger agreement.  If the Merger is not completed, the Company will have incurred substantial expenses and devoted significant management resources to the transaction without realizing the expected benefits, which could adversely affect the Company’s financial condition and results of operations.

The Company may fail to realize the anticipated benefits of the Merger, and integration may be difficult.  The success of the Merger depends on the Company’s ability to integrate First Bancorp’s business, operations, and personnel.  Integration may be more difficult, costly, or time-consuming than expected, and the anticipated benefits and cost savings may not be realized or may take longer to realize than expected.

The pending Merger may divert management’s attention and disrupt the Company’s business.  The Merger may divert the attention of management and employees from day-to-day operations and could disrupt relationships with customers, employees, and other third parties.

The Company may become subject to litigation relating to the Merger.  Transactions of this type are frequently the subject of litigation or regulatory inquiries, which could result in substantial costs and divert management’s attention regardless of outcome.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number of	(d) Maximum
			Shares Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs

July 1 through July 31, 2026	80	$64.93	80	99,623

August 1 through August 31, 2026	—	—	—	99,623

September 1 through September 30, 2026	—	—	—	99,623

Total	80	$64.93	80

On August 29, 2025, the Company entered into a Joint Rule 10b5-1/Rule 10b-18 Plan Agreement (the “Plan”) under which the Company’s designated broker has the authority to repurchase up to 113,236 shares of common stock of the Company.  The Plan commenced on September 4, 2025, and expired on August 28, 2026.  The Plan was established in connection with the Company’s previously disclosed stock repurchase authorization, which was approved by the Company’s Board of Directors on August 19, 2008.

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

FIRST CAPITAL, INC.
(Registrant)

Dated November 12, 2026	BY:	/s/ Michael C. Frederick
Michael C. Frederick
President and CEO

Dated November 12, 2026	BY:	/s/ Joshua P. Stevens
Joshua P. Stevens
Executive Vice President, CFO and Treasurer